Form 10-Q
period 1995-06-30
ADAGE INC
filed 1995-08-15
CIK 2186

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended         June 30, 1995

Commission file number      33-31797

                                  ADAGE, INC.
           (Exchange name of registrant as specified in its charter)

    Pennsylvania                           04-2225121
(State or other jurisdiction of    I.R.S. Employer Identification
Incorporation or organization)     Number

625 Willowbrook Lane, West Chester, PA                  19382
(Address of principal executive officers)            (Zip Codes)

                        (215) 430-3900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of July 31 , 1995

          5,098,595 shares of Common Stock, par value $ .60 per share.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                  ADAGE, INC.

                     Condensed Consolidated Balance Sheets


                                                            JUNE 30, 1995               DECEMBER 31, 1994
                                                            -------------               -----------------
                                                              (Unaudited)                 (Unaudited)
                                                                          000's Omitted
                                                                          -------------

ASSETS
Current Assets
 Cash                                                           $    462                      $    184
 Accounts receivable, net                                         12,397                        16,354
 Inventories                                                      21,301                        29,425
 Marketable securities                                               210                           175
 Other current assets                                              1,907                         1,885
                                                                --------                      --------

      Total Current Assets                                        36,277                        48,023

Property, plant and equipment, net                                13,528                        21,136
Investments and long-term receivable                                 696                           941
Net assets of discontinued segments                               10,447                         5,983
Intangible and other assets                                        3,977                         2,829
                                                                --------                      --------

      Total Assets                                              $ 64,925                      $ 78,912
                                                                ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of
    long-term debt                                              $  2,316                      $  3,034
 Accounts payable                                                  9,243                        13,735
 Accrued expenses                                                  4,652                         6,750
 Income taxes payable                                               --                              --
                                                                --------                      --------
     Total Current Liabilities                                    16,211                        23,519

Long-term debt                                                    16,824                        22,891
Minority interest in subsidiaries                                   -                            1,266
Stockholders' equity                                              31,890                        31,236
                                                                --------                      --------
                                                                $ 64,925                      $ 78,912
                                                                ========                      ========


Note 1. The consolidated balance sheet at December 31, 1994 has been condensed from the audited financial statements.

See Notes to condensed consolidated financial statements.

                                  ADAGE, INC.

                  Condensed Consolidated Statements of Income


                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                              JUNE 30, 1995               JUNE 30, 1994
                                                              -------------               -------------
                                                               (Unaudited)                 (Unaudited)
Income
 Sales                                                           $ 22,606                     $ 22,027
 Investment income                                                    188                          (24)
 Other                                                                126                          131
                                                                 --------                     --------
                                                                   22,920                       22,134
Costs and Expenses
 Cost of sales                                                     18,298                       16,465
 Selling, general & administrative                                  4,532                        4,906
 Interest                                                             165                          170
                                                                 --------                     --------
                                                                   22,995                       21,541
Income (loss) from continuing
 operations before income taxes
 and minority interest                                                (75)                         593

Provision for income taxes (benefit)                                  (28)                         225
                                                                 --------                     --------

Net income (Loss) from
  continuing operations                                          $    (47)                    $    368
Income from discontinued
  operations net of applicable                                        449                          183
                                                                 --------                     --------
  taxes

Net income                                                       $    402                     $    551
                                                                 ========                     ========

Earnings Per Common Share
  Continuing operations                                          $   (.01)                    $    .07
  Discontinued operations                                             .09                          .04
                                                                 --------                     --------

Net Income                                                       $    .08                     $    .11
                                                                 ========                     ========

Weighted Average Common Shares
 Outstanding                                                    5,098,595                    5,088,595
                                                                =========                    =========


                                  ADAGE, INC.

                  Condensed Consolidated Statements of Income


                                                                               FOR THE SIX MONTHS ENDED
                                                                               ------------------------
                                                                         JUNE 30, 1995             JUNE 30, 1994
                                                                         -------------             -------------
                                                                          (Unaudited)               (Unaudited)
                                                                                      000's Omitted

Income

 Sales                                                                       $ 42,873                  $ 40,372
 Investment income                                                                194                        17
 Other                                                                            211                       159
                                                                             --------                  --------
                                                                               43,278                    40,548

Costs and Expenses

 Cost of sales                                                                 34,705                    30,940
 Selling, general and administrative                                            8,648                     9,305
 Interest                                                                         410                       299
                                                                              -------                   -------
                                                                               43,763                    40,544
Income (loss) before income taxes                                               (485)                         4

Provision for income taxes (benefit)                                            (184)                         1
                                                                              ------                    -------

Net income (loss) from
 continuing operations                                                          (301)                         3
Income from discontinued
 operations net of applicable
 taxes                                                                            825                       119
                                                                              -------                   -------

Net income                                                                    $   524                  $    122
                                                                              =======                  ========

Earnings Per Common Share
  Continuing operations                                                       $  (.06)                 $   .00
  Discontinued operations                                                         .16                      .02
                                                                              -------                  -------

Net Income                                                                    $   .10                  $   .02
                                                                              =======                  =======

Weighted Average Common Share
  Outstanding                                                               5,098,595                5,088,595
                                                                            =========                =========


           See Notes to Condensed Consolidated Financial Statements.

                                  ADAGE, INC.
                Condensed Consolidated Statements of Cash Flow


                                          FOR THE SIX MONTHS ENDED
                                          ------------------------
                                        JUNE 30, 1995   JUNE 30, 1994
                                        -------------   -------------
                                         (Unaudited)     (Unaudited)
                                                000's Omitted

Operating activities:
Net income (loss)                         $    524      $    122
Adjustments to reconcile net income
        to cash flows
Depreciation and amortization                1,379           908
(Gain) Loss on sale of marketable
  securities                                   (35)           (9)
Decrease (increase) in current assets
  Accounts receivable, net                    (167)       (1,642)
  Inventory                                 (1,149)       (1,633)
  Other current assets                         103          (540)
Increase (decrease) in current
         liabilities
  Accounts payable                            (301)        4,240
  Other current liabilities                    153          (387)
  Discontinued segment-noncash
    charges and working capital
    changes                                  1,306          (112)
                                          --------      --------
Cash (used) provided from operations         1,813           947
Investing activities:
Property, plant and equipment
  Purchases                                   (848)         (394)
Long-term investments and receivables
  Additions and purchases                     --            --
  Investing activities of
     discontinued segment                     (441)         (562)
Other items                                    (20)         --
                                          --------      --------
Cash (used) provided by investing
  activities                                (1,309)         (956)
Financing activities:
Long-term debt
  Additions                                    361          --
  Payments                                  (1,429)       (1,123)
  Changes in lines of credit                   976         2,147
  Financing activities of
    discontinued segment                      (134)         (960)
                                          --------      --------
Cash (used)by financing activities            (226)           64
                                          --------      --------
Increase in cash                               278            55
Cash at beginning of period                    184            39
                                          --------      --------
  Cash at end of period                   $    462      $     94
                                          ========      ========


            See Notes to Condensed Consolidated Financial Statements

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                (000's Omitted)

1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of June 30, 1995, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended June 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for a full year.

2. Inventories


                             June 30,        December 31,
                              1995              1994
                            --------         ------------

Inventories consisted of:

Raw Material                $ 10,346         $  18,375
Work in Process                2,939             2,447
Finished goods                 8,016             8,603
                            --------         ---------
                            $ 21,301         $  29,425
                            ========         =========


     The excess of current cost over LIFO inventory value at December 31, 1994 is: $ 452.


                                                      June 30,        December 31,
                                                        1995              1994
                                                      -------         ------------
Inventories valued at FIFO                                --             $20,152
Inventories valued at LIFO                              21,301             9,273
                                                       -------           -------
                                                       $21,301           $29,425
                                                       =======           =======


     3. Stockholder's Equity

Stockholder's Equity is comprised of the following:

                                                  June 30,           December 31,
                                                    1995                 1994
                                                 ---------           ------------

Common Stock                                     $   3,059            $   3,059
Additional Capital                                  20,424               20,349
Retained Earnings                                    9,076                8,553
Net unrealized loss on
 marketable securities                                (669)                (725)
                                                 ---------            ---------

                                                 $  31,890            $  31,236
                                                 =========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

                             Results of Operations

     As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:


                                                   Percentage of Net Sales
                              Quarter Ended           Six Months Ended        Year Ended
                                 June 30,                  June 30,           December 31,
                            1995          1994        1995          1994         1994
                           ------        ------      ------        ------     ------------

Sales                      100.0%        100.0%       100.0%        100.0%       100.0%
Cost of sales               80.9%         74.7%        80.9%         76.6%        75.5%
Selling, general
  administrative            20.0%         22.2%        20.1%         23.0%        22.9%
Interest expense              .7%          0.8%         0.9%          0.7%         0.8%
Income (loss) from
  continuing operations
  before  income taxes       (.3%)         2.7%        (1.1%)         0.0%         0.9%
Net Income from
  continuing operations     (0.2%)         1.6%        (0.7%)         0.0%         0.6%


Net Sales

     Net sales for the quarter ended June 30, 1995 increased compared to sales for the same period in 1994. This increase is made up of the following:


                                                                    Increase
                                                                   (Decrease)
                                                                   ----------
Wireless Communication Equipment                                    $   (791)
Paper Manufacturing                                                    1,424
Specialty Manufacturing                                                   29


     Sales in the wireless communications equipment business segment decreased due to parts shortage which constrained production of certain products. Increases in the paper manufacturing segment were due to price increases and increased volume.

Cost of Sales

     Cost of sales as a percentage of net sales increased 6.2% to 80.9% for the quarter ended June 30, 1995 from 74.7% for the quarter ended June 30, 1994. Cost of sales was 75.5% of net sales for the year ended December 31, 1994. Details of this cost of sales as a percentage of net sales for each segment follows:


                                                          Quarter Ended                      Six Months Ended
                                                            June 30,                             June 30,
                                                        1995             1994              1995              1994
                                                       ------           ------            -----             -----

Wireless Communication Equipment                        74.7%             76.5%            76.8%             73.6%
Paper Manufacturing                                     85.1%             78.1%            88.0%             82.9%
Specialty Manufacturing                                 88.1%             84.4%            85.0%             83.5%


     Material costs, primarily recycled paper fiber, have increased approximately 400% over the past year. Prices for paperboard have increased also but have generally lagged price increases in raw materials. Cost of steel and electronic components have increased in the specialty manufacturing business. These increases have not been passed on fully to customers as of June 30, 1995. Costs increased in the wireless equipment manufacturing segment due to increased labor costs associated with the manufacture of certain products in the Bendix/King product line. These costs are expected to decrease as this product line is fully absorbed into this segment's facility.

Selling, General and Administrative Expenses

     Selling general and administrative expenses which consist primarily of commissions, marketing, salary and related costs, data processing and occupancy costs decreased to 20.0% for the quarter ended June 30, 1995 from 22.2% for the quarter ended June 30, 1994. Selling general and administrative expenses were 22.9% of net sales for the year ended December 31, 1994. Details of selling, general and administrative expense by segment follows:


                                       Quarter Ended       Six Months Ended
                                          June 30,              June 30,
                                      1995       1994       1995       1994
                                     ------     ------     ------     ------

Wireless Communication Equipment     $2,511     $2,995     $5,314     $5,824
Paper Manufacturing                     799        734      1,553      1,492
Specialty Manufacturing                 488        471        982      1,005
Corporate                               636        702      1,061      1,065

     The decreases in selling, general and administrative expense is related to better absorption of fixed expenses and a general effort to reduce administrative expenses.

Interest Expense

     Interest Expense decreased to 0.7% for the quarter ended June 30, 1995 from 0.8% for the quarter ended June 30, 1994 and increased to 0.9% for the six months ended June 30, 1995 from 0.7% for the same period of 1994. This decrease is related to an increase in sales greater than the relative increase in interest expense. Debt levels have not increased significantly since December 31, 1994.

Investment Income

     Investment income for the quarter ended June 30, 1995 was due to the settlement of a class action suit for a security previous owned by the Company.

Income Taxes

     Income taxes represented a 38.0% effective tax rate for the quarter and six months ended June 30, 1995. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1994 was 37.6%.

Inflation and Changing Prices

     Inflation and changing prices for the six months ended June 30, 1995 and the six months ended June 30, 1994 have contributed to increases in wages, facility and raw material costs. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The wireless equipment
                                       9
manufacturing segment is also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However, competition in these markets are subject to similar fluctuations in product cost.

Liquidity and Capital Resources

     Working capital decreased by $4,438,000 during the quarter ended June 30, 1995. This decrease was due primarily to the reclassification of the net assets of the discontinued steel processing segment. The Company has credit available under its existing lines of credit in excess of $1,000,000.

     Capital expenditures for the first six months of 1995 were $848,000 which was paid from operating cash flow and bank credit lines.

     Capital expenditures for 1995 for the combined entity are not expected to exceed $2.5 million. Management expects that capital expenditures will be funded through operating cash flow and financing sources available to the Company. Based on the anticipated replacement needs, and expected purchases of equipment for additional capacity, management expects that capital expenditures will continue at these levels for the foreseeable future.

     Inventories decreased $8,124,000 due to the reclassification of the discontinued steel processing.

Discontinued Operations

     In February, 1995 the Company decided to discontinue and dispose of its real estate development and management segment. Real estate inventories were written down to their estimated orderly liquidation value as of December 31, 1994.

     On May 23, 1995 the Board of Directors decided to accept an offer to purchase the stock of Niagara Cold Drawn Corporation for approximately $6.8 million. The sale is expected to be completed by August 19, 1995. The sale of Niagara Cold Drawn Corporation will result in a gain. The assets of Niagara Cold Drawn Corporation have been reclassified as Net Assets of Discontinued Segments and the income has been reclassified as income from discontinued operations.

     Management will consider disposal of subsidiaries that do not earn an adequate return or fit the long-term goals of the Company.

ITEM 6.  Exhibits and Reports of From 8-K

         b.)  Reports on Form 8-K

     The Registrant was not required to file reports on Form 8K during the quarter ended June 30, 1995.

     Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                              ADAGE, INC.

                                              ROBERT T. HOLLAND
                                              -------------------------
                                              Robert T. Holland
                                              Vice President - Finance

Date: August 14, 1995