Form 10-Q
period 1995-09-30
ADAGE INC
filed 1995-11-15
CIK 2186

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         September 30, 1995


Commission file number      33-31797


                                  ADAGE, INC.
           (Exchange name of registrant as specified in its charter)


    Pennsylvania                               04-2225121
(State or other jurisdiction of       I.R.S. Employer Identification
Incorporation or organization)                   Number

400 Willowbrook Lane, West Chester, PA                  19382
(Address of principal executive officers)            (Zip Codes)

                                 (215) 430-3900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of October 31, 1995

         5,121,538 shares of Common Stock, par value $.60 per share.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                  ADAGE, INC.

                     Condensed Consolidated Balance Sheets

                                September 30, 1995      DECEMBER 31, 1994
                                ------------------       ----------------
                                   (Unaudited)             (Unaudited)
ASSETS                                       000's Omitted
                                             -------------
Current Assets
 Cash                                   $     -          $    184
 Accounts receivable, net                 10,895           16,354
 Inventories                              21,760           29,425
 Marketable securities                       177              175
 Other current assets                      2,336            1,885
                                        --------         --------
      Total Current Assets                35,168           48,023

Property, plant and equipment, net        13,179           21,136
Investments and long-term receivable         758              941
Net assets of discontinued segments        5,545            5,983
Intangible and other assets                3,008            2,829
                                        --------         --------
      Total Assets                      $ 57,658         $ 78,912
                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of
    long-term debt                      $  2,678         $  3,034
 Accounts payable                          7,223           13,735
 Accrued expenses                          3,794            6,750
 Income taxes payable                        209                -
                                        --------         --------
     Total Current Liabilities            13,904           23,519

Long-term debt                            11,044           22,891
Minority interest in subsidiaries              -            1,266
Stockholders' equity                      32,710           31,236
                                        --------          -------
                                        $ 57,658          $78,912
                                        ========          =======

Note 1. The consolidated balance sheet at December 31, 1994 has been condensed from the audited financial statements.

See Notes to condensed consolidated financial statements.

                                  ADAGE, INC.

                  Condensed Consolidated Statements of Income

                                   FOR THE THREE MONTHS ENDED
                                   --------------------------
                                          SEPTEMBER 30,
                                       1995           1994
                                       ----           ----
                                   (Unaudited)     (Unaudited)
                                          000's Omitted
                                          -------------
Income
 Sales                               $ 19,257          $ 20,280
 Investment income                          2                48
 Other                                    125               (36)
                                     --------          --------
                                       19,384            20,292
Costs and Expenses
 Cost of sales                         16,247            15,699
 Selling, general & administrative      3,985             4,044
 Interest                                 230               239
                                     --------          --------
                                       20,462            19,982
Income (loss) from continuing
 operations before income taxes        (1,078)              310
Provision for income taxes (benefit)     (347)              108
                                     --------          --------

Net income (Loss) from
  continuing operations              $   (731)         $    202
Income from discontinued
  operations net of taxes                 189               116
Gain on sale of discontinued
  operations net of taxes               1,409                 -
                                     --------          --------
Net income                           $    867          $    318
                                     ========          ========

Earnings Per Common Share
  Continuing operations              $   (.14)         $    .04
  Discontinued operations                 .04               .02
  Sale of discontinued operations         .27                 -
                                     --------          --------
Net Income                           $    .17          $    .06
                                     ========          ========
Weighted Average Common Shares
 Outstanding                        5,105,440         5,088,595
                                    =========         =========

                                  ADAGE, INC.

                Condensed Consolidated Statements of Income

                                         FOR THE NINE MONTHS ENDED
                                         -------------------------
                                                SEPTEMBER  30,
                                          1995             1994
                                          ----             ----
                                      (Unaudited)        (Unaudited)
                                             000's Omitted
                                             -------------

Income

 Sales                                  $ 62,130          $ 60,651
 Investment income                           196                65
 Other                                       336               122
                                        --------           -------
                                          62,662            60,838

Costs and Expenses

 Cost of sales                            50,952            46,637
 Selling, general and administrative      12,633            13,347
 Interest                                    640               537
                                        --------          --------
                                          64,225            60,521
Income (loss) from continuing
  operations before income taxes          (1,563)              317

Provision for income taxes (benefit)        (531)              114
                                        --------          --------

Net income (loss) from
 continuing operations                    (1,032)              203
Income from discontinued
 operations net of applicable
 taxes                                     1,014               238
Gain on sale of discontinued operations    1,409                 -
                                        --------          --------
Net income                              $  1,391          $    441
                                        ========          ========

Earnings Per Common Share
  Continuing operations                 $   (.20)         $    .04
  Discontinued operations                    .20               .05
  Gain on sale of discontinued
    operations                              . 28               . -
                                        --------          --------
Net Income                              $    .28          $    .09
                                        ========          ========

Weighted Average Common Share
  Outstanding                          5,100,875         5,092,595
                                       =========         =========


      See Notes to Condensed Consolidated Financial Statements.

                                  ADAGE, INC.

                Condensed Consolidated Statements of Cash Flows

                                               FOR THE NINE MONTHS ENDED
                                               -------------------------
                                                      SEPTEMBER 30,
                                                 1995           1994
                                                 ----           -----
                                             (Unaudited)     (Unaudited)
                                                    000's Omitted
                                                    --------------
Operating activities:
Net income                                   $  1,391       $     524
Adjustments to reconcile net income
 to cash flows
 Depreciation and amortization                  1,968           1,379
 (Gain) Loss on sale of marketable
  securities                                     (187)            (35)
Decrease (increase) in current assets
  Accounts receivable, net                      1,335            (167)
  Inventory                                    (1,608)         (1,149)
  Other current assets                           (671)            103
Increase (decrease) in current
 liabilities
  Accounts payable                             (2,320)           (301)
  Other current liabilities                      (206)            153
  Discontinued segment-noncash
   charges and working capital
   changes                                        678           1,306
  Gain on sale of discontinued
   operations                                  (1,409)              -
                                              -------        --------
Cash (used) provided from operations           (1,029)          1,813
Investing activities:
Property, plant and equipment
  Purchases                                      (588)           (848)
Long-term investments and receivables
 Sales                                            184               -
 Investing activities of
   discontinued segment                          (193)           (441)
 Sales of discontinued operations               6,804
Other items                                       (14)            (20)
                                              -------        --------
Cash (used) provided by investing
 activities                                     6,193          (1,309)
Financing activities:
Long-term debt
  Additions                                       345             361
  Payments                                     (3,511)         (1,429)
  Changes in lines of credit                   (2,293)            976
  Financing activities of
   discontinued segment                           111            (134)
                                             --------        --------
Cash (used) by financing activities            (5,348)           (226)
                                             --------        --------
Increase in cash                                 (184)            278
Cash at beginning of period                       184             184
                                             --------        --------
  Cash at end of period                      $      -        $    462
                                             ========        ========


See Notes to Condensed Consolidated Financial Statements

           Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                         (000's Omitted)

1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of September 30, 1995, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended September 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for a full year.


2.  Inventories

                               September 30,     December 31,
                                   1995             1994
                                   ----             ----
Inventories consisted of:

  Raw Material                   $ 11,802        $  18,375
  Work in Process                   2,501            2,447
  Finished goods                    7,457            8,603
                                 --------        ---------
                                 $ 21,760        $  29,425
                                 ========        =========


The excess of current cost over LIFO inventory value at December
31, 1994 is: $452.


                               September 30,     December 31,
                                   1995             1994
                                   ----             ----
Inventories valued at FIFO      $ 21,760          $ 20,152
Inventories valued at LIFO          -                9,273
                                --------          --------
                                $ 21,760          $ 29,425
                                ========          ========

3.   Stockholder's Equity

Stockholder's Equity is comprised of the following:

                              September 30,        December 31,
                                   1995               1994
                                   ----               -----
Common Stock                    $  3,073            $  3,059
Additional Capital                20,325              20,349
Retained Earnings                  9,943               8,553
Net unrealized loss on
 marketable securities              (631)               (725)
                                --------            --------
                                $ 32,710            $ 31,236
                                ========            ========




4.   Sale of Niagara Cold Drawn Corporation

     On August 16, 1995 the Company sold its 80% interest in the stock of Niagara Cold Drawn Corporation to International Metals Acquisition Corporation for $6.8 million in cash. Niagara Cold Drawn Corporation net assets at the date of sale were as follows:



     Current Assets                          $  17,909
     Property, Plant and Equipment, net          6,214
     Other Assets                                  631
                                             ---------
          Total Assets                          24,754
     Current Liabilities                        11,146
     Long-term Debt                              7,087
                                             ---------
          Net Assets                         $   6,521
                                             =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:

                                      Percentage of Net Sales
                            Quarter Ended       Nine Month Ended    Year Ended
                            September 30,        September 30,     December 31,
                           1995       1994      1995      1994        1994
                           ----       ----      ----      ----        ----
Sales                     100.0%     100.0%    100.0%    100.0%      100.0%
Cost of sales              84.4%      77.4%     82.0%     76.9%       75.4%
Selling, general
  administrative           20.6%      19.9%     20.3%     22.0%       22.9%
Interest expense            1.2%       1.2%      1.0%      0.9%        0.8%
Net Income from
  continuing operations    (3.8%)      1.0%     (1.7%)     0.3%        0.6%


Net Sales

Net sales for the three months and nine months ended September 30, 1995 increased (decreased) compared to sales for the same period in 1994. This change is made up of the following:

                                           Increase (Decrease)
                                           -------------------
                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                         1995                  1994
                                         ----                  ----
Paper Manufacturing                    $   191              $ 3,480
Specialty Manufacturing                   (218)                  48
Wireless Communications Equipment       (2,114)              (2,867)


Sales in the wireless communications equipment business segment decreased due to parts shortage which constrained production of certain products. Increases in the paper manufacturing segment were due to price increases.

Cost of Sales

Cost of sales as a percentage of net sales increased 7.0% to 84.4% for the quarter ended September 30, 1995 from 77.4% for the quarter ended September 30, 1994 and increased 5.1% to 82.0% for the nine months ended September 30, 1995 compared to 76.9% for the nine months ended September 30, 1994.
Detail of these changes by segment follows:

                                         Quarter Ended         Nine Months Ended
                                         September 30,           September 30,
                                         1995     1994         1995        1994
                                         ----     ----         ----        ----
Paper Manufacturing                      92.5%    86.3%        89.7%      84.0%
Specialty Manufacturing                  83.5%    85.0%        85.6%      84.0%
Wireless Communications Equipment        78.1%    72.7%        76.4%      73.2%


Material costs, primarily recycled paper fiber, have increased approximately 400% over the past year. Prices for paperboard have increased also but have generally lagged price increases in raw materials. Cost of electronic components have increased in the specialty manufacturing business. These increases have not been passed on fully to customers as of September 30, 1995. Costs increased in the wireless equipment manufacturing segment due to increased labor costs associated with the manufacture of certain products in the Bendix/King product line. These costs are expected to decrease as this product line is fully absorbed into this segment's facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses which consist primarily of commissions, marketing, salary and related costs, data processing and occupancy costs increased to 20.6% from 19.9% for the quarter ended September 30, 1995 from the quarter ended September 30, 1994, but decreased to 20.3% from 22.0% for the nine months ended September 30, 1995. Details of this change by segment follow:


                                         Quarter Ended            Nine Months Ended
                                         September 30,              September 30,
                                       1995        1994           1995          1994
                                       ----        ----           ----          ----
Paper Manufacturing                  $  677      $  790         $  2,229      $ 2,199
Specialty Manufacturing                 547         502            1,529        1,518
Wireless Communications Equipment     2,167       2,650            7,482        8,747
Corporate                               482         233            1,349        1,382


The decrease in selling, general and administrative expenses were in the wireless communications equipment segment. This was related to the reduction in personnel in 1994 and the first half of 1995. RELM Communications the Company's wireless communications equipment subsidiary, purchased the Bendix/King Mobile Communications Division from AlliedSignal in September, 1993.

Interest Expense

Interest Expense decreased from $239 for the quarter ended September 30, 1994 to $230 for the quarter ended September 30, 1995 and increased from $537 for the nine months ended September 30, 1994 to $640 for the nine months ended September 30, 1995. The increase for the nine months ended September 1995 was due to increased debt levels.

Investment Income

Investment income for the nine months ended September 30, 1995 was due to the settlement of a class action suit for a security previous owned by the Company.

Income Taxes

Income taxes (benefit) represented a 34.0% effective tax rate for the quarter ended September 30, 1995. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1994 was 37.6%. The effective tax rate for the quarter ended September 30, 1994 was 36.0%.

Inflation and Changing Prices

Inflation and changing prices for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 have contributed to increases in wages, facility and raw material costs. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The wireless equipment manufacturing segment is also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However, competition in these markets are subject to similar fluctuations in product cost.


Liquidity and Capital Resources

Working capital decreased by $3,250,000 during the nine months ended September 30, 1995. This decrease is due to the sale of the Company's steel processing facility during the third quarter of 1995. The Company has credit available under its existing lines of credit in excess of $2,000,000.

Capital expenditures for the nine months of 1995 were $588,000 which was paid from operating cash flow and bank credit lines.

Capital expenditures for 1995 for the combined entity are not expected to exceed $1.5 million. Management expects that capital expenditures will be funded through operating cash flow and financing sources available to the Company. Based on the anticipated replacement needs, and expected purchases of equipment for additional capacity, management expects that capital expenditures will continue at these levels for the foreseeable future.

Inventories decreased $5,459,000 for the nine months ended September 30, 1995. This decrease is due to the sale of the Company's steel processing subsidiary.

Discontinued Operations

        In February, 1995 the Company decided to discontinue and dispose of its real estate development and management segment. Real estate inventories were written down to their estimated orderly liquidation value as of December 31, 1994.

        On May 23, 1995 the Board of Directors decided to accept an offer to purchase the stock of Niagara Cold Drawn Corporation for approximately $6.8 million. The sale was completed on August 6, 1995.

        Management will consider disposal of subsidiaries that do not earn an adequate return or fit the long-term goals of the Company.

ITEM 6.  Exhibits and Reports of Form 8-K

  b.)  Reports on Form 8-K

   The Registrant was not required to file reports on Form 8K during the quarter ended September 30, 1995.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADAGE, INC.




                                     \s\Robert T. Holland
                                     -------------------------------------
                                     Robert T. Holland
                                     Vice President - Finance

Date: November 14, 1994