Form 10-K
period 1995-12-31
ADAGE INC
filed 1996-04-01
CIK 2186

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C. 20549


                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 1995
                        Commission  File Number 0-7336

                                  ADAGE, INC.
            (Exact name of registrant as specified in its charter)

            Pennsylvania                                      04-2225121
   (State or other Jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

            400 Willowbrook Lane,
              West Chester,  PA                                  19382
  (Address of principal executive offices)                     (Zip Code)

                          Telephone:  (610) 430-3900
          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.60

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The aggregate market value, as of March 8, 1996, of voting Common Stock held by non-affiliates of the registrant was based on the last reported sales price on the over-the-counter market as reported by NASDAQ on that date was $19,977,196.

      The number of shares outstanding of the registrant's only class of Common Stock as of March 8, 1996 was 5,121,535.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part of the following documents are incorporated by reference in Parts II, III and IV of this Form 10-K Report.

      (1) Registrant's Annual Report to Shareholders for the year ended December 31, 1995 - Items 5, 6, 7, 8, 13, and 14

                                    PART I


                                ADAGE BUSINESS


      ITEM 1.  BUSINESS

GENERAL

      In February, 1990 a subsidiary of Adage, known as Adage Acquisition Corp., merged with a privately held Pennsylvania company, General Business Investment Corporation ("GBIC"). This transaction provided for the exchange of 1,961,275, shares of Adage common stock for all of the outstanding stock of GBIC.

      GBIC was incorporated in February, 1960 under the laws of the District of Columbia as a small business investment company under the Small Business Investment Act of 1958. In January, 1968, GBIC was acquired by a group headed by Donald Goebert, Adage's current Chairman of the Board and principal shareholder. In November, 1969, GBIC surrendered its license with the Small Business Administration and ceased doing business as a small business investment company. In December, 1980, GBIC amended its Articles of Incorporation and reincorporated as a Pennsylvania corporation.

      Adage is not engaged in any active trade or business but owns directly or indirectly, at least eighty percent (80%) of various subsidiaries. Minority interests in less than wholly-owned subsidiaries are owned by current subsidiary management. The various businesses controlled directly or indirectly by Adage are divided into three industry segments - wireless communications equipment, specialty manufacturing, and recycled paper manufacturing.

      Adage's subsidiary, Fort Orange Paper Company, (Fort Orange), is subject to the Clean Water Act, federal legislation that regulates the type of amount of contamination that are permitted to be discharged into rivers, streams and other waterways. In addition, Fort Orange is subject to the Clean Air Act, which is also federal legislation. The Clean Air Act was applicable to Fort Orange because the company had burned coal in boilers, and the amount of pollutants permitted to be discharged is governed by the Clean Air Act.

      Aside from Fort Orange, compliance with federal, state, and local environmental laws have no material effect upon capital expenditures, earnings and competitive positions of Adage or any of its subsidiaries.

      In June, 1991 Adage, a Massachusetts corporation, reincorporated in Pennsylvania, and GBIC was thereafter merged into Adage. As of December 31, 1995, Adage and its subsidiaries employed 675 persons all located in various facilities in Pennsylvania, New York, Indiana, Florida, California, Kansas and Nebraska.

      Adage employs 5 individuals at its corporate offices.

Products and Subsidiaries of Adage

      Specialty Manufacturing Group

      Allister Manufacturing Company, Inc., a Pennsylvania business corporation located in West Chester, Pennsylvania, is a manufacturer of automatic garage door and gate control systems. Pursuant to various leases, Allister Manufacturing leases appromimately 35,000 square feet in West Chester, Pennsylvania, approximately 15,000 square feet in Palmerton, Pennsylvania, and 2,500 square feet in Vista, California. Allister Manufacturing has approximately 69 employees.

      The market for automatic garage door control systems (garage door openers) is very competitive and price sensitive. In the residential market, in which Allister Manufacturing competes, there are two segments. The largest segment is the over-the-counter segment in which operators are sold through department stores, lumber yards and home improvement centers to individuals who install the product themselves. Allister does not presently compete in this segment.

      The second market segment for residential garage door openers is the professionally installed market in which garage door openers are sold and installed by a contractor (typically a door dealer or door operator dealer). Allister distributes its products primarily through installing dealers. Many of the sellers in the over-the-counter market, including Chamberlain (Sears), Genie and Stanley, actively seek sales in this segment. This segment is heavily dependent on housing starts.

      Allister Manufacturing has approximately 1,600 customers, the largest of which accounted for 3.1% of 1995 sales. The five largest customers accounted for 12.3% of sales. Allister Manufacturing has approximately twelve significant competitors in the residential market. Although Allister Manufacturing sells exclusively in the professionally installed market, because of competition from over-the-counter dealers, sales prices established in the over-the-counter market have a significant impact on the prices which Allister Manufacturing may charge in its market.

      In July, 1989 Allister Manufacturing acquired 80% of the outstanding stock of Larko Electronics Corporation, a California corporation. In 1992 it acquired the additional 20%. Larko manufactures automatic sliding gate and swinging gate operators.

      During 1992 Allister transistioned its manufacture of electronic components to Adage's RELM Communications subsidiary facility located in Melbourne, Florida and sold its facility in Hendersonville, Tennessee.

      During 1992 Allister and Larko were consolidated and the Larko manufacturing was moved from California to West Chester, Pennsylvania. This group has combined sales, engineering and administrative functions which Adage believes will accomplish more efficient use of resources. The combined group trades under the name "Allister Access Controls."

      During 1995 Allister acquired the assets of Edwards Power Door, a manufacturer of commercial garage door openers.

      Recycled Paper Manufacturing

      Fort Orange Paper Co., Inc., is a New York corporation located in Castleton-on-Hudson, New York.

     Fort Orange Paper is a manufacturer of high quality, coated, recycled paperboard which is used primarily in the folding paper box industry. Recycled paperboard is made from a fibrous slurry derived from the mixing of water with newspaper, corrugated cardboard and clippings from other boxboard. The fibrous slurry is extruded through a screen and the water is pressed out as the material is passed through a series of cylindrical dryers. A clay coating is applied at the end of the process to produce a surface capable of accepting high quality print.

      As more communities adopt mandatory recycling regulations, the available supply of fiber is increasing. Regulations requiring increased use of recycled fiber have increased which has increased demand. Post consumer fiber is a commodity product and accordingly the cost of fiber varies from time to time based on market conditions. Paperboard is a commodity product subject to short-term market fluctuations. Demand for recycled paperboard has increased and consequently prices have increased. Recycled paperboard manufactured by Fort Orange Paper is used in its own conversion operations to manufacture folding cartons and is sold to other folding carton producers. Approximately 77% of Fort Orange Paper's mill output is sold to independent converters. Competition among board manufacturers is fragmented and includes a broad spectrum of suppliers ranging from large, integrated manufacturing and conversion operations to small, family owned independents.


      During 1990 through 1992, Fort Orange Paper had undertaken a capital program to update and increase efficiency in its plants while raising product capacity and quality levels. Operations and product output at Fort Orange Paper have, in the opinion of management, shown improvement as a result of these capital expenditures.

      The five largest purchasers of Fort Orange Paper output comprise 41.6% of sales, and the largest customer comprises 9.8% of their combined business.

      Fort Orange Paper is in compliance with applicable environmental regulations.

      Fort Orange Paper has approximately 215 employees. Production employees are represented by the United Paperworkers International Union Local 420 and 22. Collective bargaining agreements with each of these unions are in place until May 31, 1996 and May 31, 1997, respectively. Fort Orange Paper also sponsors a salary deferred retirement plan for their non-union employees.

      Fort Orange Paper is currently involved in a co-generation steam supply agreement with Cogen Energy Technology, Inc., ("Cogen"). The project is owned and operated by Cogen on land leased from Fort Orange Paper under a 20 year lease. Start up of the project occurred in late 1992. Under the terms of the project, Cogen provides steam to Fort Orange Paper at approximately 50% of its historical cost adjusted for changes in fuel costs.

      Fort Orange Paper operated at approximately 87% of its capacity during 1995. Fort Orange Paper's backlog was $3,190,000 at December 31, 1995.


      Wireless Communications Equipment

      On January 24, 1992 Adage acquired all of the outstanding stock of RELM Communications, Inc. in exchange for 1,946,183 shares of Adage Common Stock.

      Relm, a Florida corporation, was formed in 1947, operates exclusively in one dominant segment, the electronics communications industry. Relm designs, manufactures and markets electronic communications equipment consisting of voice communications equipment (land mobile two-way radios), and digital data communications equipment (electronic utility load management systems). Relm also manufactures base station components and subsystems which reduce radio signal interference related to frequency connection at radio transmitter sites. In addition, Relm engages in contract manufacturing of communications products for original equipment manufacturers including the radio control products sold by Allister Access Controls and the electronic circuit boards used in Allister's door and gate operators.

      Relm owns fifty percent of the outstanding capital stock of Regency Communications, Inc., an Indiana corporation ("Regency").

Regency was organized pursuant to a joint venture agreement among Relm and two unaffiliated, privately held Japanese corporations. Pursuant to such joint venture, Relm manufactured cellular telephones for sale to Regency. However, operations were not significant in 1990 through 1992 and Relm and its joint venture partners have decided to exit the cellular telephone business. The joint venture will not be dissolved but will consider manufacturing other products. The joint venture has not identified any such products.

      In September 1993 RELM purchased the assets and business of the Bendix/King Mobile Communications Division of AlliedSignal and hired the sales and engineering employees of the division. This product line consists of primarily portable voice communications equipment which compliments RELM's existing line of voice communications equipment in that the products have different features and applications than the RELM products. RELM did not purchase this division's manufacturing facilities. RELM facilities operated at approximately 65% of maximum capacity during 1994. RELM's backlog was approximately $9,200,000 at December 31, 1995.


Description of Products and Markets

        Voice Communications Equipment

         Relm's current voice communications products consist of land mobile two-way radios. Such products are sold for use by businesses and municipalities requiring two-way communications between or among vehicles, personnel in remote locations, and/or central locations. Such products include base stations for the central location, mobile two-way radios for mounting in vehicles, portable two-way radios for hand-held use, and repeaters, which enable the two-way radio to operate over a greater area. Relm manufactures base station components and subsystems which are installed at radio transmitter sites to improve performance by reducing or eliminating signal interference and enable the use of one antenna for both transmission and reception. Relm sells land mobile products to original equipment manufacturers, government agencies and dealers who resell the products to end users.

      Digital Data Communications Equipment

         Relm manufactures load management systems for sale to electric utilities, dealers and jobbers. The load management system enables a utility to limit usage during peak demand periods. Using radio transmitters, a signal is sent by the utility to individual receivers which are wired to residential appliances, generally air conditioners or hot water heaters. The appliances are turned off for short periods of time which reduces demand and shifts consumption to non-peak hours.

      Radio Controls for Access Control Industry

         RELM manufactures small low-powered receivers, transmitters, and control circuit boards designed by Allister Access Controls to control automatic garage door and gate operators.

         These radio products are manufactured under the Allister and Pulsar brand names for sale by Allister to door operator and gate operator dealers and distributors.

      Electronic Components

         Relm markets electronic components, primarily microprocessors and clock oscillators, to electronic component distributors and original equipment manufacturers through its' subsidiary RXD Corp. The components are used in various electronic products including computers, electric scales, electronic organs and keyboards, and electronic toys.

Research and Development

      Relm employs 30 persons who devote some portion of their time to research and development. Research and development costs were approximately $3,000,000 and $3,300,000 and $1,600,000 for the years ended December 31, 1995, 1994 and 1993 respectively. Management will continue research and development efforts to expand the business and remain competitive.

Patents

      Relm holds patents and patent licenses covering various products currently marketed. While it is difficult to assess the precise importance of the patents and licenses, it is believed they enhance Relm's marketing position.

      Relm also holds patents covering its digital communication product line. The patents cover, among other techniques, decoding of digital data messages, retrieving of digital data, and high speed date transmission on FM sub-carrier frequencies. These patents have various expiration dates to the year 2001.

Raw Materials

      Raw materials and component parts are purchased for assembly into finished products. Although certain components are available from only one supplier, during the three years ended December 31, 1995 and 1994 and June 30, 1993, Relm did not experience any significant delays in deliveries from any single source supplier.

While the value of single source components is not material in comparison to the value of all components, the absence of a single source component would delay the manufacture of finished products.

Relm attempts to minimize any risk of such delays by securing second sources, and maintaining automated engineering design capabilities to redesign around shortages.

Competition

      Relm competes with numerous domestic and foreign companies in the highly competitive electronics communications industry. Many of Relm's competitors have substantially greater financial, marketing and technical resources than Relm and Adage. The principal methods of competition are price, payment terms, quality, engineering capability and advances, and service after sale. Relm believes it is generally competitive with regard to such factors.

Employees

      Relm currently employs approximately 380 persons on a full-time basis.

Environmental Matters

      Relm discovered through deep-well groundwater tests that a property held for sale (vacant factory and seven acres of land located in Satellite Beach, Florida) contained soil and water contaminants of higher levels than are currently acceptable under regulations established by the U.S. Environmental Protection Agency. Relm recorded a liability of $250,000 prior to its merger with Adage in 1992. Approximately $240,000 has been expended through December 31, 1995 in the remediation effort. In February, 1996 RELM received a letter from the Florida Department of Environmental Protection stating that no further remediation action is required at this site.

      Other Industries

      The Other Industries segment of Adage's business is represented by the parent company's operations, which are financial in nature. Its assets are made up of cash, short and long term investments, and loans to subsidiary companies. Income consists of interest and investment income.

Item 2      Properties

      Owned

      A 275,000 square foot office and industrial building on 105.6 acres located on River Road, Castleton, New York, which is used in the production of paperboard and folding cartons by Fort Orange Paper Company.

      A 105,000 square foot office and industrial building on 20 acres located in West Melbourne, Florida which is used by RELM Communications, Inc. to manufacture wireless communication equipment.

      A 40,000 square foot building on 7 acres located in Satellite Beach, Florida, which is currently not being used in the business and is offered for sale.

      Leased

      A 500 square foot office facility located in West Chester, Pennsylvania used by Adage, Inc. as corporate headquarters and administrative offices. This facility is shared with Redgo Properties, Inc.

      A 2,000 square foot office facility located in West Chester, Pennsylvania used by Redgo Properties as administrative and sales offices. This facility is leased at a total monthly rental of $3,107 with the term of the lease expiring November 30, 1997.

      A 35,000 square foot facility located in West Chester, Pennsylvania, used by Allister Manufacturing Co., Inc., a subsidiary of Adage, Inc., used in the manufacture of garage door operators. This facility is leased at a monthly rental of $16,000 plus operating costs with the term of the lease expiring in July, 2001.

      A 2,500 square foot facility located in Vista, California, used by Allister Manufacturing Co., Inc. a subsidiary of Adage, Inc., used for the warehousing of garage door and gate operators. This facility is leased at a monthly rental of $1,584 with the term of the lease expiring in September,1998.

      A 18,500 square foot facility of leased office space located in Lawrence, Kansas, which houses a portion of RELM's design engineering and sales. The lease expires December 1998 and monthly rent payments of $10,622 are due to April 1997 and then $13,980 through the expiration date.

      A 37,600 square foot facility located in Indianapolis, Indiana used by RELM Communications, Inc. for engineering, sales and executive offices. The lease expires in 1997. The lease payments are $6,805 per month.

      A 5,000 square foot facility located in Norfolk, Nebraska, which is used for the operations of RXD, Inc.. The lease payments are $1,000 per month.

      Adage believes that its' facilities are modern and well maintained.

Item 3.     Litigation

      During 1993, Stanley T. Miller et.al named Adage among others in a civil action. Adage filed a Motion to Dismiss the Complaint for failure to state a claim pursuant to Rule 12(b)(6) of the Rules of Civil Procedure. Although the Motion to Dismiss was filed in the fall of 1993, the Court has yet to rule on the motion. No discovery has taken place in this action. In February of 1994, the plaintiff executed and circulated for signature, a Stipulation of Voluntary Dismissal. After the Stipulations was executed, however, plaintiffs refused to file the Stipulation of Dismissal with the court. As a result of plaintiffs' failure to file the Stipulation, all defendants subsequently filed a Motion to Enforce their agreement with plaintiffs. The court has not yet ruled on that motion.

      In a related action, the trustee of Corporate Investment Company filed an adversarial action in connection with Corporate Investment Company's bankruptcy proceeding. The allegations against Adage in the adversarial action are identical to those in the Miller action. In response to the complaint Adage filed a motion to dismiss for failure to state a cause of action. That motion was filed in late summer of 1994. The bankruptcy court has not yet ruled on the motion.

      On February 14, 1996 the Insurance Commissioner of the Commonwealth of Pennsylvania, in her capacity a statutory liquidator for Corporate Life brought a multiple count complaint against multiple defendants in the Commonwealth Court of Pennsylvania. In that Complaint, there are three claims asserted against Adage, Inc., all of which arise out of the same 1987 note transaction between Adage and CIC.

      Allister Manufacturing or its subsidiary Larko Electronic Corporation are defendants in approximately 14 pending claims for personal injuries and-or property damages alleged to have resulted from the malfunction of a garage door or gate operator. The Company maintains product liability insurance with coverages of $2,000,000, subject to deductibles ranging from $75,000 to $500,000. During the times that such claims were made, the Company maintained umbrella coverage extending its insurance coverage for various periods by $3,000,000 to $10,000,000.

      Allister Manufacturing is the defendant in an action brought by a supplier to recover amounts claimed to be due on purchase orders issued by ACV Dynatherm Corp., Inc., currently an inactive subsidiary. The total amount claimed is less than $100,000.

      Adage believes that there will be no material adverse effect on the financial position of the Company as a result of these actions.

Item 4.   Submission of Matters to a Vote of Security Holders

                        None


Item 4A.                None



                               ADAGE MANAGEMENT

      Set forth in the table below is certain information with respect to the executive officers of Adage:

                           CURRENT
NAME                 AGE   OFFICE                BUSINESS EXPERIENCE
- ----                 ---   ------                -------------------

Donald F.U. Goebert  59    Chairman of the       Chairman of the Board of
                           Board of Directors    Directors since March 1968;
                           and President         President of GBIC from March
                                                 1968 to October 1988.
                                                 President of Adage since April
                                                 1993.  Director of Investors
                                                 Insurance Group, Inc. since
                                                 1987; Progress Financial since
                                                 1981.


Robert T. Holland    47    Vice President        Vice President, Secretary and
                           Secretary and         Chief Financial Officer since
                           Chief Financial       February 1990.  President
                           Officer               of Allister since April 1993.
                                                 Vice President and Chief
                                                 Financial Officer of
                                                 GBIC since July 1989.
                                                 Partner, MacDade, Abbott
                                                 & Co., 1974 to June
                                                 1989.








                                     PART II

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS MATTERS

      The information required by this Item is incorporated by reference to page 2 of the Company's 1995 Annual Report to Shareholders.

      Shareholders of record as of March 8, 1996 were approximately 5,300.

ITEM 6      SELECTED FINANCIAL DATA.

      The information required by this Item is incorporated by reference to page 2 of the Company's 1995 Annual Report to Shareholders.



ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      The information required by this Item is incorporated by reference to pages 20 and 21 of the Company's 1995 Annual Report to Shareholders.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this Item is incorporated by reference to pages 6 through 19 of the Company's 1995 Annual Report to Shareholders.

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statements") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table set forth the information concerning the ownership of the Company's securities by directors and management of the Company.

                                                                                     Shares of Common
                                                                                     Stock Beneficially
                                PRINCIPAL OCCUPATION                                 owned as of
    NAME                 AGE    DURING PAST FIVE YEARS             DIRECTORSHIPS     March 5, 1995
    ----                 ---    ----------------------             -------------     ------------------

Donald F.U. Goebert      59   Chairman of the Board          Progress Financial     1,700,945  (1)(2)(3)
 400 Willowbrook Lane         of Directors of Adage          Corporation,Investors       31.8%  *
 West Chester, PA 19382       (formerly GBIC) since          Insurance Group, Inc.
                              March 1968; President
                              of GBIC from March 1968
                              to October 1988 and
                              President of Adage since
                              April, 1993.

Buck Scott               66   Vice President of Electrical                             11,167  (2)
**                            Energy Enterprises, Inc.                                   0.21%  *
                              1994 to January 1995. President
                              of Electrical Energy
                              Enterprises, Inc. from
                              1990 to 1993; Director of
                              Adage (formerly GBIC)
                              from 1980 to Present.

Robert L. McDonald       67   Retired - Director of                                     4,167  (2)
**                            Financial Aid Wharton                                      0.08%  *
                              Graduate Division and
                              Lecturer in Management,
                              Wharton School,
                              University of Pennsylvania
                              1953 to 1993, Director of
                              Adage, Inc. since 1991.

Ralph R. Whitney,Jr.     61   President of Hammond           IFR Systems, Inc.,        46,187  (2)
**                            Kennedy Whitney & Co.,         Excel Industries,           0.86%  *
                              Inc., a private invest-        Inc., and Baldwin
                              ment banking firm with         Technology Corporation.
                              offices at 230 Park Avenue
                              New York, New York.
                              Director of Adage, Inc.
                              since January 1992.

Robert T. Holland        47   Vice President, Secretary                               132,087  (1)(3)
                              and Chief Financial                                         2.5%  *
                              Officer of Adage, Inc.
                              (formerly GBIC) since July
                              1989. Director of Adage, Inc.
                              since January 1992.



James C. Gale            45   Managing Director of            Prins Recycling           4,167  (2)
***                           Gruntal & Co., Inc.             Corporation, Latshaw       0.08%  *
                              from 1989 to present.           Enterprises, Inc.
                              Managing Director of
                              Maiden Lane Associates, Inc.,
                              New York, NY 1989 to 1992.

Joel A. Schleicher       43   Private Investor                                          4,166  (2)
***                           Chief Operating                                            0.08%  *
                              Officer of Nextel
                              Communications,
                              Inc. from October, 1989 until
                              January, 1995.

George N.                58   Consultant, Trig Systems                                   4,267 (2)
 Benjamin,III                 LLC, July 1987 to Present                                   0.08% *
 ***                          President and CEO of TIE/
                              Communications, Inc. from
                              April 1, 1992 to November 1,
                              1995. Vice President of The
                              Marmon Group, Inc. from
                              August, 1988 to April, 1992.



*** Member of Compensation Committee.
**  Member of Audit Committee.

(1) Includes incentive stock options as disclosed under the Stock Option section of this

(2)   Includes 4,166 director stock options.

(3) Includes 23,366 shares held in a custodian account for the Adage Employee Stock Purchase Program.

(4) As stated in form 4 dated February 8, 1995 filed by Mr. Goebert, he is the direct owner of 1,232,326 shares and has beneficial ownership through Chester County Fund, Inc. of 85,942 shares, Investors Insurance Group, Inc., of 188,971 shares, Donald Goebert Partnership of 60,000 shares and Trusts for his minor childred of 11,840 shares.

* The class of Common Stock consists of 5,121,535 shares issued and outstanding plus 235,703 shares which may be acquired through exercise of options.

Directors' Compensation

      As described below, options granted under the Corporation's 1988 Non-Employee Director Stock Option Plan are in addition to non-employee directors' fees. Directors' compensation consists of a $6,000 annual retainer plus $1,000 per meeting.

      Additionally, non-employee directors' are paid $500 for each committee meeting which is held on a day other than the regular director's meeting.


Adage Director Plan

      The Adage Director Plan was adopted by the Board of Directors on April 7, 1988, and approved by Adage's shareholders on July 28, 1988. A total of 33,333 shares of Adage Common Stock (subject to adjustment in certain events) may be issued under the Adage Director Plan. The Adage Director Plan is administered by the Board of Directors. Options are granted pursuant to the Adage Director Plan only to non-employee members of the Board of Directors who are not officers of Adage. As of April 6, 1995, options for an aggregate of 20,832 shares with an exercise price of $4.75 to $7.875 per share are outstanding. During the period January 1, 1993 to December 31, 1995, no directors options were exercised.


ITEM 11     EXECUTIVE COMPENSATION.


      The following table sets forth certain information regarding compensation incurred during each of the past three years to the Company's Executive Officers.

                                  Annual Compensation
                         -------------------------------------------
Name and Principal
    Position             Year           Salary                 Bonus
- ------------------       ----     -------------------          -----

Donald F.U. Goebert      1995          $150,000                  -
  President              1994          $150,000                  -

                         1993          $150,000                  -


Robert T. Holland        1995          $192,600                5,000
  Vice President &       1994          $192,600                  -
  Secretary              1993          $192,600                  -


     Other compensation is not included in the summary compensation table because it does not equal the lesser of $50,000 or 10% individually or in the aggregate of the annual salary and bonus reported for the executive officers.

                        Number of Unexercised            Value of Unexercised
                          Options Held at                In the Money Options
                         December 31, 1995(1)            at December 31, 1995
                        ----------------------           --------------------

                      Exercisable  Unexercisable      Exercisable  Unexercisable
                      -----------  -------------      -----------  -------------

Donald F.U. Goebert      25,000        75,000            - 0 -         - 0 -

Robert T. Holland        31,250        43,750            - 0 -         - 0 -



(1) The options held by Mr. Holland expire in 1997 (25,000) and 1999 (50,000). The options held by Mr. Goebert expire in 1999.



                     EXECUTIVE AND OTHER EMPLOYEE BENEFIT PLANS

Stock Options


      The Adage 1988 Stock Plan was adopted by Adage's Board of Directors on January 28, 1988 and approved by Adage's shareholders on July 28, 1988. A total of 500,000 shares of Adage Common Stock (subject to adjustment in certain events) may be issued under the Adage 1988 Stock Plan pursuant to the exercise of options or in connection with awards of authorizations to make direct purchases of Adage Common Stock. The shareholders approved an increase in the number of shares authorized to be issued under the 1988 Stock Plan from 250,000 to 500,000 at the 1994 annual meeting.

      There have been 37,500 share of Adage Common Stock issued pursuant to the exercise of options granted under the 1988 Stock Plan.

      The following table sets forth, as to each of Adage's executive officers whose aggregate cash compensation exceeded $60,000, as to all current executive officers as a group and as to all employees as a group (i) the number of shares of Adage Common Stock subject to options granted pursuant to the 1988 Stock Plan from January 1, 1992 to December 31, 1994, (ii) the average per share options granted from January 1, 1992 to December 31, 1994 the average per share option exercise price thereof, (iii) the number of shares of Adage Common Stock purchased upon the exercise of options during that period, (iv) the net value realized upon such exercise, and (v) the number of shares of Adage Common Stock subject to options at April 1, 1995. Except as described above for the Adage Director Plan, no directors who were not also employees of Adage were granted or exercised any stock options during the period. None of the options are subject to stock appreciation or other tandem rights.



                         Options Granted From           Options  Exercised  From
                         January 1, 1993 through       January 1,  1993  through
                            December 31, 1995               December 31, 1995
                         -----------------------    ----------------------------
                         Number    Average          Number    Net Value Realized  Options
                          of       Exercise Price    of       Upon Exercise       Outstanding
                         Shares    Per Share        Shares    of Options(1)       April 1,1995
                         ------    --------------   ------    ------------------  ------------

Donald F.U. Goebert     100,000     $  4.625          0             $ 0              100,000

Robert T. Holland        75,000     $  4.833          0             $ 0               75,000

All current executive
  officers as a group
 (2 persons)            175,000     $  4.714          0             $ 0              175,000

All employees as a
  group (other than
  current executive
  officers)              42,547     $  4.122          0             $ 0               39,868



- ----------
(1) The net value realized upon exercise of option is the difference between the market value of the shares received and the exercise price thereof.



ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Beneficial owners of more than 5% of the outstanding voting securities of The Company who are not nominees for directors or management of the Company.

                                     NONE


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information concerning certain Relationships and Related Transactions required by this Item is incorporated by reference to the Company's 1995 Annual Report to Shareholders.

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   The following documents are filed as a part of this Report:

            1.    Financial Statements.  The following Consolidated

Financial Statements of Adage, Inc. and Report of Independent Public Accountants are incorporated by reference to the Registrant's 1995 Annual Report to
Shareholders:

            Consolidated Balance Sheet - December 31, 1995 and 1994

            Statement of Consolidated Operations - Years Ended
            December 31, 1995, 1994, and 1993

            Statement of Consolidated Stockholders' Equity - Years Ended December 31, 1995, 1994, and 1993

            Statement of Consolidated Cash Flows - Years Ended December 31, 1995, 1994, and 1993

            Notes to Consolidated Financial Statements

            Independent Auditor's Report

Quarterly Financial Data (Unaudited)
 (000's Omitted except for Per Share Data)

      The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1995, 1994, and 1993 restated to reflect discontinued operations.

                                   Income              Income
             Total Revenues        (Loss) from         (Loss) from       Net
             from Continuing       Continuing          Discontinued     Income
               Operations          Operations          Operations       (Loss)
             ---------------       -----------         ------------     ------

1995
Quarters

First           $20,267            $   (244)            $   366        $   122

Second           22,606                 (47)                449            402

Third            19,257                (741)              1,081            340

Fourth           19,668                 248                  -             248


                               Earnings per Share
                               ------------------

                  Continuing              Discontinued                 Net
                  Operations               Operations             Income (Loss)
                  ----------              ------------            -------------

1995
Quarters

First               $   (.05)                $    .07                $    .02

Second                  (.01)                     .09                     .08

Third                   (.14)                     .21                     .07

Fourth                   .05                      . -                     .05

                                    Income            Income
            Total Revenues          (Loss) from       (Loss) from        Net
            from Continuing         Continuing        Discontinued      Income
              Operations            Operations        Operations        (Loss)
            ---------------         -----------       ------------      ------

1994
Quarters

First          $18,796              $  (467)          $     39        $  (428)

Second          22,027                  368                183            551

Third           20,280                  202                116            318

Fourth          19,822                  419             (1,918)        (1,499)


                               Earnings per Share
                               ------------------

                     Continuing            Discontinued              Net
                     Operations             Operations          Income (Loss)
                     ----------            ------------         -------------

1994
Quarters

First                $   (.09)             $    .01               $   (.08)

Second                    .07                   .04                    .11

Third                    (.04)                  .02                    .06

Fourth                    .08                  (.38)                  (.30)

                                  Income               Income
            Total Revenues        (Loss) from          (Loss) from        Net
            from Continuing       Continuing           Discontinued      Income
              Operations          Operations           Operations        (Loss)
            ---------------       -----------          ------------      ------

1993
Quarters

First          $15,641            $  (1,359)           $     203        $(1,156)

Second          16,594                  252                 (131)           121

Third           15,460                 (108)                 182             74

Fourth          20,555                  609                   27            636



                               Earnings per Share
                               ------------------

                      Continuing            Discontinued               Net
                      Operations             Operations           Income (Loss)
                      ----------            ------------          -------------

1993
Quarters

First                 $   (.27)             $    .04                $   (.23)

Second                     .05                  (.02)                    .03

Third                     (.02)                  .03                     .01

Fourth                     .12                   .01                     .13



      2. Financial Statement Schedules. The following financial statement schedules of Adage, Inc. for the years ended December 31, 1995, 1994, and 1993 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Adage, Inc.



   Schedule
   --------

     V      -     Property, Plant and Equipment
    VI      -     Accumulated Depreciation, Depletion and Amortization
  VIII      -     Valuation and Qualifying Accounts
    IX      -     Short-term Borrowings
     X      -     Supplementary Income Statement Information
    XI      -     Real Estate and Accumulated Depreciation
   XII      -     Mortgage Loans on Real Estate

            Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

      (b)   Reports on Form 8-K.

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE V
Property, Plant & Equipment
(000 Omitted)

                                     Balance        Additions                                                   Balance
                                      1-1-95         at cost         Retirement        Other       Changes      12-31-95
                                     -------        ---------        ----------        -----       -------      --------

Land                                $    470         $   --           $   --            (a)       $   (128)     $    342

                                                                                        (a)         (1,427)
Buildings & Improvements               5,386             --               --            (c)            112         4,071

                                                                                        (a)         (9,579)
Machinery & Equipment                 28,592              574              297          (b)             48        19,714
                                                                                        (c)            376

Equipment under Capital                                                                 (a)           (192)
    Lease                              1,030              742             --            (b)            (48)        1,751
                                                                                        (c)            219

Pollution Control Facility             1,596             --               --                           --          1,596

                                                                                        (a)           (166)
Construction in progress                 535              338              --           (c)           (707)          --
                                    --------         --------         --------                     --------     --------

                                    $ 37,609         $  1,654          $   297                     $(11,492)    $ 27,474



(a) Discontinued operations
(b) Reclassified during year
(c) Transfer of completed construction

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE V
Property, Plant & Equipment
(000 Omitted)

                                     Balance        Additions                                                               Balance
                                      1-1-94         at cost         Retirement        Other             Changes           12-31-94
                                     -------        ---------        ----------        -----             -------           --------


Land                               $    470         $   --            $   --                             $   --            $    470

Buildings & Improvements              5,092              294              --                                 --               5,386

                                                                                        (c)                   603
Machinery & Equipment                26,566            1,320                85          (b)                   296            28,592
                                                                                        (a)                  (108)
Equipment under Capital
   Lease                                639              687              --            (b)                  (296)            1,030

Pollution Control Facility            1,596             --                --                                 --               1,596

Construction in progress                858              280              --            (c)                  (603)              535
                                   --------         --------          --------                           --------          --------

                                   $ 35,221         $  2,581          $     85                           $   (108)         $ 37,609



(a) Discontinued operations
(b) Acquired at termination of lease
(c) Transfer of completed construction

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE VI
Accumulated Depreciation, Depletion,
and Amortization of Property, Plant
and Equipment
(000 Omitted)

                                                   Additions
                                                   Charged
                                     Balance       to Cost                              Other         Balance
                                      1-1-95       & Expense         Retirement        Charges       12-31-95
                                      ------       ---------         ----------        -------       --------



Accumulated depreciation             $16,473        $2,088             $   288   (a)  $(4,361)        $13,912



                                                   Additions
                                                   Charged
                                     Balance       to Cost                              Other         Balance
                                      1-1-94       & Expense         Retirement        Charges       12-31-94
                                      ------       ---------         ----------        -------       --------

Accumulated depreciation             $13,706        $2,912             $    65   (a)   $  (80)        $16,473





(a) Discontinued operations

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE VIII
Valuation and Qualifying Account
(000 Omitted)


                                        Additions
                            Balance     Charged to                      Balance
                            1-1-95      Expenses        Deductions      12-31-95
                            -------     ----------      ----------      --------

Allowance for doubtful
   accounts                 $   634     $     22          $ 181  *        $ 381
                                                      (a)   (68)
                                                      (b)   162


                                        Additions
                            Balance     Charged to                      Balance
                            1-1-94      Expenses        Deductions      12-31-94
                            -------     ----------      ----------      --------

Allowance for doubtful
   accounts                 $   618     $   342         $  367   *       $  634
                                                     (a)   (41)


                                        Additions
                            Balance     Charged to                      Balance
                            1-1-93      Expenses        Deductions      12-31-93
                            -------     ----------      ----------      --------

Allowance for doubtful
   accounts                 $   724      $   367         $  506  *       $  618
                                                      (a)   (33)





* Write off of uncollectible accounts receivable.
(a) Recoveries
(b) Discontinued operations

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE IX
Short Term Borrowings
(000 Omitted)



                                           Maximum       Average      Weighted
  Category of                Weighted      Amount        Amount        Average
   Aggregate                  Average    Outstanding   Outstanding    Interest
  Short-term      Balance    Interest    During the    During the    Rate during
  Borrowings     12-31-95      Rate         Period        Period     the Period
  -----------    --------    --------    -----------   -----------   -----------

Bank Notes
   payable         None         -            None         None            -




                                           Maximum       Average      Weighted
  Category of                Weighted      Amount        Amount        Average
   Aggregate                  Average    Outstanding   Outstanding    Interest
  Short-term      Balance    Interest    During the    During the    Rate during
  Borrowings     12-31-94      Rate         Period        Period     the Period
  -----------    --------    --------    -----------   -----------   -----------

Bank Notes
   payable         None          -           None         None            -




                                           Maximum       Average      Weighted
  Category of                Weighted      Amount        Amount        Average
   Aggregate                  Average    Outstanding   Outstanding    Interest
  Short-term      Balance    Interest    During the    During the    Rate during
  Borrowings     12-31-93      Rate         Period        Period     the Period
  -----------    --------    --------    -----------   -----------   -----------

Bank Notes
   payable         None        8.7%         $1,221        $  916         8.7%

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE X
Supplementary Income Statement
   Information
(000 Omitted)



                                        Charged to Costs and Expenses

                                     1995            1994            1993
                                     ----            ----            ----

Maintenance and Repairs            $ 2,491         $ 2,347         $ 2,237

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE XI
Real Estate and Accumulated Depreciation
(000 Omitted)



                         Balance                                         Balance
                         1-1-95        Purchase            Other        12-31-95
                         -------       --------            -----        --------

Real Estate              $   321       $    -              $    -        $   321



                         Balance                                         Balance
                         1-1-94        Purchase            Other        12-31-94
                         -------       --------            -----        --------

Real Estate              $ 6,440       $    -          (a) $(6,119)      $   321






(a) Discontinued operations

                                   ADAGE, INC.
                                DECEMBER 31, 1995


SCHEDULE XII
Mortgage Loans on Real Estate
(000 Omitted)



                          Balance                         Payment        Balance
                          1-1-95        Additions      or Principal     12-31-95
                          ------        ---------      ------------     --------

Real Estate Mortgage      $    -         $    -           $    -         $   -




                          Balance                         Payment        Balance
                          1-1-94        Additions      or Principal     12-31-94
                          ------        ---------      ------------     --------

Real Estate Mortgage      $    -         $    -           $     -        $   -

EXHIBIT
NUMBER
- -------
   3(a)  -   Restated Articles of Organization of the Company as
             amended (Filed as Exhibit 4(a) to the Company's
             Registration Statement No. 2072809 and incorporated here by reference).

   3(b)  -   By Laws of the Company, as amended (Filed as Exhibit 4(6)
             to the Company's Registration Statement No. 2-72809 and incorporated herein by reference).

   10(a) - Lease between the Company and Fortune Associates, dated May 21, 1979 (Filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended March 29, 1980 and incorporated herein by reference).

   10(b) - Qualified Stock Option Plan (Filed as Exhibit 10(d) to the Company's Registration Statement No. 2-72809 and incorporated herein by reference).

   10(c) -   1981 Employees Incentive Stock Option Plan (Filed as
             Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1982 and incorporated herein by reference).

   10(d) -   1985 Employee Incentive Stock Option Plan (Filed as
             Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1983 and incorporated herein by reference).

   10(e) -   Restricted Stock Plan (Filed as Exhibit 4(e) to the
             Company's Registration Statement No. 2-96182 and incorporated herein by reference).

   10(f) - 1986 Restricted Stock Option Plan (Filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for fiscal year ended March 29, 1986 and incorporated herein by reference).

   10(g) - Agreement and Plan of Reorganization between Adage, Inc., Adage Acquisition corporation, and CGX Corporation dated August 24, 1987 (Filed as Exhibit 2(a) to the Company's Form 8-K dated September 3, 1987 and incorporated herein by reference).

   10(h) - 1988 Stock Plan (Filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 and incorporated herein by reference).

   10(i) -   Form of Agreement under the 1988 Stock Plan (Filed as
             Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 and incorporated herein by reference).

   10(j) -   1988 Non-Employee Director Stock Option Plan (Filed as
             Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 and incorporated herein by reference).

   10(k) - Form of Agreement under the 1988 Non-Employee Director Stock Option Plan (Filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 and incorporated herein by reference).

   10(1) -   Leases between Allister Manufacturing Co., Inc. and
             Chester County Fund, Inc. of various dates (Filed as
             Exhibit 10(k) to Adage's Registration Statement No. 33-43220 and incorporated herein by reference).

   10(m) - Adage Escrow Agreement (Filed as Exhibit 2.2 to Adage's Registration Statement No. 2-96182 and incorporated herein by reference).

   14    -   Form 8-K filed May 14, 1990 reporting change in
             independent accountants. (Filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the transition period ended February 27, 1990 and incorporated herein by reference).

   22    -   Subsidiaries of the Registrant ***

   27    -   Financial Data Schedule


***  Previously filed

Date: March 30, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

   SIGNATURES                 TITLE                 DATE

/s/Donald F. U. Goebert  Chairman,President     March 29, 1996
- ----------------------   and Director
Donald F.U. Goebert      (Principal Executive
                         Officer)


/s/Robert T. Holland     Vice President -       March 29, 1996
- ----------------------   Finance, Secretary
Robert T. Holland        and Director
                         (Principal Financial
                         and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.


/s/Donald F. U. Goebert      Director           March 29, 1996
- -----------------------
Donald F. U. Goebert


/s/Buck Scott                Director           March 29, 1996
- -----------------------
Buck Scott


/s/James C. Gale             Director           March 29, 1996
- -----------------------
James C. Gale


/s/Robert L. MacDonald       Director           March 29, 1996
- -----------------------
Robert L. MacDonald


/s/Ralph R. Whitney, Jr      Director           March 29, 1996
- -----------------------
Ralph R. Whitney, Jr.


/s/Joel A. Schleicher        Director           March 29, 1996
- -----------------------
Joel A. Schleicher


/s/George Benjamin           Director           March 29, 1996
- -----------------------
George Benjamin