Form 10-Q
period 1996-03-31
ADAGE INC
filed 1996-05-15
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         March 31, 1996
                 ---------------------------------------------------------------
Commission file number      33-31797
                      ----------------------------------------------------------

                                   ADAGE, INC.
- --------------------------------------------------------------------------------
            (Exchange name of registrant as specified in its charter)


         Pennsylvania                               04-2225121
- -------------------------------          ---------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                 Identification Number)

400 Willowbrook Lane, West Chester, PA                  19382
- --------------------------------------------------------------------------------
(Address of principal executive officers)            (Zip Codes)

                                 (215) 430-3900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 14, 1996


          5,121,535 shares of Common Stock, par value $ .60 per share.
          ------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   ADAGE, INC.

                      Condensed Consolidated Balance Sheets

                                          March 31,  1996    DECEMBER 31, 1995
                                          ---------------    -----------------
                                            (Unaudited)
ASSETS                                              000's Omitted
- ------                                              -------------

Current Assets
 Cash                                         $    --           $134
 Accounts receivable, net                      12,189         10,853
 Inventories                                   20,403         21,261
 Marketable securities                            254            177
 Other current assets                           2,113          2,114
                                              -------        -------

      Total Current Assets                     34,959         34,539

Property, plant and equipment, net             13,502         13,562
Investments and long-term receivable            1,177            980
Net assets of discontinued segments             5,424          5,376
Intangible and other assets                     3,167          3,080
                                              -------        -------

      Total Assets                            $58,229        $57,537
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of
    long-term debt                             $1,024         $1,403
 Accounts payable                               4,208          6,838
 Accrued expenses                               4,217          3,221
 Income taxes payable                             702            301
                                              -------        -------
     Total Current Liabilities                 10,151         11,763

Long-term debt                                 14,794         13,154
Stockholders' equity                           33,284         32,620
                                              -------        -------
                                              $58,229        $57,537
                                              =======        =======


Note 1. The consolidated balance sheet at December 31, 1995 has been condensed from the audited financial statements.

See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                      1996             1995
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)
                                                         000's Omitted
                                                         -------------
Income
 Sales                                             $    21,402      $    20,267
 Investment income                                          76                6
 Other                                                      36               85
                                                   -----------      -----------
                                                        21,514           20,358
Costs and Expenses
 Cost of sales                                          16,471           16,407
 Selling, general & administrative                       4,426            4,116
 Interest                                                  298              245
                                                   -----------      -----------
                                                        21,195           20,768
Income (loss) from continuing
 operations before income taxes                            319             (410)

Provision for income taxes (benefit)                       117             (156)
                                                   -----------      -----------

Net income (Loss) from
  continuing operations                            $       202      $      (254)
Income from discontinued
  operations net of taxes                                 --                376
Gain on sale of discontinued
  operations net of taxes                                 --               --
                                                   -----------      -----------

Net income                                         $       202      $       122
                                                   ===========      ===========


Earnings Per Common Share
  Continuing operations                            $       .04      $      (.05)
  Discontinued operations                                 --                .07
                                                   -----------      -----------
Net Income                                         $       .04      $       .02
                                                   ===========      ===========


Weighted Average Common Shares
 Outstanding                                         5,125,234        5,107,846
                                                   ===========      ===========


See Notes to Condensed Consolidated Financial Statements

                                   ADAGE, INC.
                 Condensed Consolidated Statements of Cash Flows
                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1996           1995
                                                         -------        -------
                                                       (Unaudited)   (Unaudited)
                                                             000's Omitted
                                                             -------------
Operating activities:
Net income                                               $   211        $   122
Adjustments to reconcile net income
 to cash flows
 Depreciation and amortization                               707            788
 Minority interest in discontinued
  operations                                                  --             98
 (Gain) Loss on sale of marketable
  securities                                                 (76)            (6)
Decrease (increase) in current assets
  Accounts receivable, net                                (1,336)          (825)
  Inventory                                                  857            (98)
  Other current assets                                        21            (50)
Increase (decrease) in current
 liabilities
  Accounts payable                                        (3,018)        (1,219)
  Other current liabilities                                1,413          1,036
  Discontinued segment-noncash
   charges and working capital
   changes                                                   (47)           723
                                                         -------        -------

Cash (used) provided from operations                      (1,268)           569
Investing activities:
Property, plant and equipment
  Purchases                                                 (255)          (513)
Long-term investments and receivables
 Investing activities of
   discontinued segment                                                     (48)
 Sales of discontinued operations
Other items                                                 (124)           (67)
                                                         -------        -------
Cash (used) provided by investing
 activities                                                 (379)          (628)
Financing activities:
Long-term debt
  Payments                                                  (413)          (838)
  Changes in lines of credit                               1,926            797
                                                         -------        -------
Cash (used)by financing activities                         1,513            (41)
                                                         -------        -------
Increase in cash                                            (134)          (100)
Cash at beginning of period                                  134            184
                                                         -------        -------
  Cash at end of period                                  $     0        $    84
                                                         =======        =======

See Notes to Condensed Consolidated Financial Statements

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (000's Omitted)

1.  Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of March 31, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for a full year.


2.  Inventories                 March 31,            December 31,
                                  1996                   1995
                                ---------            ------------
Inventories consisted of:

  Raw Material                   $  8,823              $  8,688
  Work in Process                   2,121                 3,884
  Finished goods                    9,459                 8,689
                                 --------              --------

                                 $ 20,403              $ 21,261
                                 ========              ========


3.   Stockholder's Equity

Stockholder's Equity is comprised of the following:

                                 March 31,                December 31,
                                    1996                     1995
                                 ---------                ------------

Common Stock                     $  3,073                   $  3,073
Additional Capital                 20,477                     20,477
Retained Earnings                   9,866                      9,664
Net unrealized loss on
 marketable securities               (132)                      (594)
                                 --------                   --------

                                 $ 33,284                   $ 32,620
                                 ========                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITIONS - $000 Omitted

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:

                                     Percentage of Net Sales
                                Quarter Ended           Year Ended
                                  March 31,             December 31,
                              1996         1995            1995
                             ------       -------         -------

Sales                        100.0%        100.0%         100.0%
Cost of sales                 77.0%         80.9%          82.0%
Selling, general
 administrative               20.7%         20.3%          20.3%
Interest expense               1.4%          1.2%           1.0%
Net Income (Loss) from
  continuing operations        1.0%         (1.2%)         (1.7%)


Net Sales

Net sales for the three months ended March 31, 1996 increased
$1,135 or 5.6% compared to sales for the same period in 1995. This change is made up of the following:


                                           Increase (Decrease)
                                           -------------------

                                            Three Months Ended
                                                March 31,
                                                  1996
                                           -------------------

Paper Manufacturing                              $  (876)
Specialty Manufacturing                              217
Wireless Communications Equipment                  1,967



Sales in the Wireless Communications Equipment segment increased due to increased production which was available to fill sales backlogs. The increase in the Specialty Manufacturing segment was due to the acquisition of a new product line in the third quarter of 1995. The decrease in sales in the Paper Manufacturing segment was due to decreased demand for paperboard.

Cost of Sales

Cost of sales as a percentage of net sales decreased 3.9% to 77% for the quarter ended March 31, 1996 from 80.9% for the quarter ended March 31, 1995. Detail of these changes by segment follow:


                                                Quarter Ended
                                                   March 31,
                                         1996                   1995
                                         ----                   ----

Paper Manufacturing                      82.2%                  85.2%
Specialty Manufacturing                  86.1%                  85.0%
Wireless Communications Equipment        73.7%                  77.0%



Material costs, primarily recycled paper fiber, decreased during the first quarter of 1996 compared to the first quarter of 1995. Prices for paperboard increased during 1995. The cost of integrating a new product line into the Specialty Manufacturing segment increased costs. These costs are expected to decrease during 1996. Costs decreased in the Wireless Communications Equipment segment due to increased production rates.


Selling, General and Administrative Expenses

Selling general and administrative expenses which consist primarily of commissions, marketing, salary and related costs, data processing and occupancy costs increased to 20.7% from 20.3% for the quarter ended March 31, 1996 from the quarter ended March 31, 1995. Details of this change by segment follow:


                                              Quarter Ended
                                                March 31,
                                            1996         1995
                                            ----         ----
Paper Manufacturing                        $  645       $  677
Specialty Manufacturing                       609          547
Wireless Communications Equipment           2,816        2,167
Corporate                                     454          482


The increase in the Wireless Communications Equipment segment is related to increased development expenses related to the engineering and development of new products and increased sales costs related to higher sales volumes.

Interest Expense

Interest Expense was 1.4% for the quarter ended March 31, 1996. This increase was due primarily to the inability to capitalize construction period interest of the Company's discontinued Real Estate segment.

Income Taxes

Income taxes (benefit) represented a 38.0% effective tax rate for the quarter ended March 31, 1996. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1995 was 40.1%. The effective tax rate for the quarter ended March 31, 1995 was 38.0%.

Inflation and Changing Prices

Inflation and changing prices for the three months ended March 31, 1996 and the three months ended March 31, 1995 have contributed to increases in wages, facility and raw material costs. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Wireless Communications Equipment segment is also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However competition in these markets are subject to similar fluctuations in product costs.


Liquidity and Capital Resources

Working capital increased by $2,032 during the quarter ended March 31, 1996. This increase was due to the refinancing of the Company's bank debt during the first quarter of 1996. This allowed the Company to reduce current maturities and accounts payable. The Company has credit available under its existing lines of credit in excess of $2,000,000.

Capital expenditures for the three months ended March 31, 1996 were $255 which was paid from operating cash flow and bank credit lines.

Capital expenditures for 1996 for the combined entity are not expected to exceed $1.5 million. The current credit agreement that the Company has restricts capital expenditures. Management believes that these restrictions will allow the Company to make the necessary capital expenditures during the term of the credit agreement. Management expects that capital expenditures will be funded through operating cash flow and financing sources available to the Company. Based on the anticipated replacement needs, and expected purchases of equipment for additional capacity, management expects that capital expenditures will remain at this level for the foreseeable future.

Inventories decreased $858 for the three months ended March 31, 1996.

Discontinued Operations

In August 1995, the Company sold its steel processing subsidiary for $6.8 million in cash. Minority interests were decreased by $1.5 million and long-term debt was decreased by this segments debt of $6.0 and payments on the consolidated debt of the Company of $4.0 million.

In January, 1995 the Company decided to discontinue and dispose of its real estate development and management segment. Real estate inventories were written down to their estimated orderly liquidation value as of December 31, 1994.

Management of the Company will consider disposal of subsidiaries that do not earn an adequate return or fit the long-term goals of the Company.

ITEM 6.  Exhibits and Reports of Form 8-K

  b.)  Reports on Form 8-K

   The Registrant was not required to file reports on Form 8K during the quarter ended March 31, 1996.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     ADAGE, INC.




                                     \s\Robert T. Holland
                                     -----------------------------------
                                     Robert T. Holland
                                     Vice President - Finance

Date: May 14, 1996