Form 10-Q/A
period 1995-03-31
ADAGE INC
filed 1996-05-17
CIK 2186

FORM 10-QA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         March 31, 1995
                 ---------------------------------------------------------------
Commission file number      33-31797
                      ----------------------------------------------------------

                                   ADAGE, INC.
- --------------------------------------------------------------------------------
            (Exchange name of registrant as specified in its charter)


            Pennsylvania                           04-2225121
- ---------------------------------    -------------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
  Incorporation or organization)                      Number)

400 Willowbrook Lane, West Chester, PA                  19382
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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 14, 1996

          5,121,535 shares of Common Stock, par value $ .60 per share.
          ------------------------------------------------------------

ITEM 5            -        OTHER INFORMATION


FORM 10Q FOR THE QUARTER ENDED MARCH 31, 1995 IS AMENDED BY THE
FILING OF THE FINANCIAL DATE SCHEDULE FOR THE PERIOD WHICH WAS
OMITTED IN THE ORIGINAL FILING

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ADAGE, INC.




                                                  /s/ Robert T. Holland
                                                  ------------------------------
                                                  Robert T. Holland
                                                  Vice President - Finance



Date:  May 15, 1996