Form 10-Q/A
period 1995-06-30
ADAGE INC
filed 1996-05-17
CIK 2186

FORM 10-QA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         June 30, 1995
                 ---------------------------------------------------------------
Commission file number      33-31797
                      ----------------------------------------------------------

                                   ADAGE, INC.
- --------------------------------------------------------------------------------
            (Exchange name of registrant as specified in its charter)


         Pennsylvania                               04-2225121
- -------------------------------       ------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
Incorporation or organization)                         Number)

400 Willowbrook Lane, West Chester, PA                   19382
- -----------------------------------------     ------------------------------
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


FORM 10Q FOR THE QUARTER ENDED JUNE 30, 1995 IS AMENDED BY THE FILING OF THE FINANCIAL DATA SCHEDULE FOR THE PERIOD WHICH WAS OMITTED IN THE ORIGINAL FILING.



Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ADAGE, INC.




                                            /s/ Robert T. Holland
                                            ---------------------------------
                                            Robert T. Holland
                                            Vice President - Finance



Date:   May 15, 1996