Form 10-Q
period 1996-06-30
ADAGE INC
filed 1996-08-14
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         June 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of August 8, 1996

          5,125,355 shares of Common Stock, par value $ .60 per share.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   ADAGE, INC.

                      Condensed Consolidated Balance Sheets


                                             JUNE 30, 1996       DECEMBER 31, 1995
                                             -------------       -----------------
                                              (Unaudited)           (Unaudited)
ASSETS                                                    000's Omitted
- ------                                                    -------------
Current Assets
 Cash                                          $     85               $    134
 Accounts receivable, net                        10,833                 10,853
 Inventories                                     21,352                 21,261
 Marketable securities                              229                    177
 Other current assets                             1,668                  2,114
                                               --------               --------

      Total Current Assets                       34,167                 34,539

Property, plant and equipment, net               12,860                 13,562
Investments and long-term receivable                761                    980
Net assets of discontinued segments               4,817                  5,376
Intangible and other assets                       4,589                  3,080
                                               --------               --------

      Total Assets                             $ 57,194               $ 57,537
                                               ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
 Current maturities of
    long-term debt                             $    893               $  1,403
 Accounts payable                                 5,482                  6,838
 Accrued expenses                                 3,172                  3,221
 Income taxes payable                             1,347                    301
                                               --------               --------
     Total Current Liabilities                   10,894                 11,763

Long-term debt                                   13,375                 13,154
Stockholders' equity                             32,925                 32,620
                                               --------               --------
                                               $ 57,194               $ 57,537
                                               ========               ========


Note 1. The consolidated balance sheet at December 31, 1995 has been condensed from the audited financial statements.

           See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income

                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                JUNE 30, 1996      JUNE 30, 1995
                                                -------------      -------------
                                                 (Unaudited)        (Unaudited)
                                                         000's Omitted
Income
 Sales                                           $    19,064        $    22,606
 Investment income                                       (14)               188
 Other                                                    42                126
                                                 -----------        -----------
                                                      19,092             22,920
Costs and Expenses
 Cost of sales                                        14,790             18,298
 Selling, general & administrative                     3,952              4,532
 Interest                                                220                165
                                                 -----------        -----------
                                                      18,962             22,995
Income (loss) from continuing
 operations before income taxes
 and minority interest                                   130                (75)

Provision for income taxes (benefit)                      55                (28)
                                                 -----------        -----------

Net income (Loss) from
  continuing operations                          $        75        $       (47)
Income from discontinued
  operations net of applicable                          --                  449
                                                 -----------        -----------
  taxes

Net income                                       $        75        $       402
                                                 ===========        ===========


Earnings Per Common Share
  Continuing operations                          $       .01        $      (.01)
  Discontinued operations                                . -                .09
                                                 -----------        -----------

Net Income                                       $       .01        $       .08
                                                 ===========        ===========


Weighted Average Common Shares
 Outstanding                                       5,123,445          5,098,595
                                                 ===========        ===========

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income

                                                   FOR THE SIX MONTHS ENDED
                                                   ------------------------
                                                JUNE 30, 1996     JUNE 30, 1995
                                                -------------     --------------
                                                 (Unaudited)       (Unaudited)
                                                          000's Omitted

Income

 Sales                                           $    40,466        $    42,873
 Investment income                                        62                194
 Other                                                    78                211
                                                 -----------        -----------
                                                      40,606             43,278

Costs and Expenses

 Cost of sales                                        31,261             34,705
 Selling, general and administrative                   8,378              8,648
 Interest                                                518                410
                                                 -----------        -----------
                                                      40,157             43,763
Income (loss) before income taxes                        449               (485)

Provision for income taxes (benefit)                     172               (184)
                                                 -----------        -----------

Net income (loss) from
 continuing operations                                   277               (301)
Income from discontinued
 operations net of applicable
 taxes                                                  --                  825
                                                 -----------        -----------

Net income                                       $       277        $       524
                                                 ===========        ===========


Earnings Per Common Share
  Continuing operations                          $       .05        $      (.06)
  Discontinued operations                                . -                .16
                                                 -----------        -----------

Net Income                                       $       .05        $       .10
                                                 ===========        ===========

Weighted Average Common Share
  Outstanding                                      5,123,445          5,098,595
                                                 ===========        ===========

      See Notes to Condensed Consolidated Financial Statements.

                                   ADAGE, INC.
                 Condensed Consolidated Statements of Cash Flows

                                                      FOR THE SIX MONTHS ENDED
                                                    ---------------------------
                                                    JUNE 30, 1996   JUNE 30,1995
                                                    -------------   ------------
                                                     (Unaudited)     (Unaudited)
                                                            000's Omitted

Operating activities:
Net income (loss)                                      $   277          $   524
Adjustments to reconcile net income
 to cash flows
 Depreciation and amortization                           1,617            1,379
 (Gain) Loss on sale of marketable
  securities                                               (52)             (35)
Decrease (increase) in current assets
  Accounts receivable, net                                  20             (167)
  Inventory                                                (91)          (1,149)
  Other current assets                                    (630)             103
Increase (decrease) in current
 liabilities
  Accounts payable                                      (1,641)            (301)
  Other current liabilities                                868              153
  Discontinued segment-noncash
   charges and working capital
   changes                                                 614            1,306
                                                       -------          -------

Cash (used) provided from operations                       982            1,813
Investing activities:
Property, plant and equipment
  Purchases                                               (450)            (848)
Long-term investments and receivables
  Additions and purchases                                  (27)            --
 Investing activities of
   discontinued segment                                   --               (441)
Other items                                               (518)             (20)
                                                       -------          -------
Cash (used) provided by investing
 activities                                               (995)          (1,309)
Financing activities:
Long-term debt
  Additions                                               --                361
  Payments                                              (1,590)          (1,429)
  Changes in lines of credit                             1,556              976
  Financing activities of
   discontinued segment                                   --               (134)
                                                       -------          -------
Cash (used) by financing activities                        (36)            (226)
                                                       -------          -------
Increase in cash                                           (49)             278
Cash at beginning of period                                134              184
                                                       -------          -------
  Cash at end of period                                $    85          $   462
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

2.  Inventories                           June 30,               December 31,
                                            1996                    1995
                                          --------               ------------
Inventories consisted of:

  Raw Material                            $  9,310                 $  8,688
  Work in Process                            2,302                    3,884
  Finished goods                             9,740                    8,689
                                          --------                 --------

                                          $ 21,352                 $ 21,261
                                          ========                 ========

3.   Stockholder's Equity

Stockholder's Equity is comprised of the following:

                                           June 30,              December 31,
                                             1996                   1995
                                           --------              ------------
Common Stock                              $  3,073                 $  3,073
Additional Capital                          20,490                   20,477
Retained Earnings                            9,881                    9,664
Net unrealized loss on
 marketable securities                        (519)                    (594)
                                          --------                 --------

                                          $ 32,925                 $ 32,620
                                          ========                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITIONS


Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:



                                                                 Percentage of Net Sales
                                         Quarter Ended               Six Months Ended        Year Ended
                                           June 30,                      June 30,            December 31,
                                          1996      1995              1996     1995              1995
                                         ------    ------            ------   ------            -------

Sales                                    100.0%    100.0%          100.0%     100.0%             100.0%
Cost of sales                             77.5%     80.9%           77.3%      80.9%              78.2%
Selling, general
  administrative                          20.7%     20.0%           20.7%      20.1%              21.7%
Interest expense                           1.1%      0.7%            1.3%       0.9%               1.9%
Income (loss) from
 continuing operations
 before  income taxes                       .7%      (.3%)           1.1%      (1.1%)             (1.6%)
Net Income from
  continuing operations                     .4%     (0.2%)            .7%      (0.7%)             (1.0%)


Net Sales

Net sales for the six months ended June 30, 1996 decreased $2,407 compared to sales for the same period in 1995. This decrease was made up of the following:

                                                              Increase
                                                             (Decrease)
                                                             ----------
         Wireless Communication Equipment                    $    773
         Paper Manufacturing                                   (3,217)
         Specialty Manufacturing                                  191


Sales in the wireless communications equipment business segment increased due to increased demand and the ability to source raw materials compared to the prior year. Decreases in the paper manufacturing were due to decreased volume and prices.


Cost of Sales

Cost of sales as a percentage of net sales decreased 3.4% to 77.5% for the six months ended June 30, 1996 from 80.9% for the six months ended June 30, 1995. Cost of sales was 78.2% of net sales for the year ended December 31, 1995. Details of this cost of sales as a percentage of net sales for each segment follows:

                                                   Quarter Ended         Six Months Ended
                                                     June 30,                 June 30,
                                                  1996      1995         1996        1995
                                                  ----      ----         ----        ----
Wireless Communication Equipment                  74.6%     74.7%        74.1%      76.8%
Paper Manufacturing                               84.6%     85.1%        83.3%      88.0%
Specialty Manufacturing                           85.6%     88.1%        85.8%      85.0%


Material costs, primarily recycled paper fiber, have decreased since the end of 1995. Prices for paperboard have decreased also but have generally lagged price decreases in raw materials. The decrease in the specialty manufacturing segment is due to the absorption of a new product line in the last quarter of 1995 and first quarter of 1996. Costs decreased in the wireless equipment manufacturing segment due to increased efficiencies in the manufacturing process.


Selling, General and Administrative Expenses

Selling general and administrative expenses which consist primarily of commissions, marketing, salary and related costs, data processing, occupancy and product development costs increased to 20.7% for the six months ended June 30, 1996 from 20.1% for the six months ended June 30, 1995. Selling general and administrative expenses were 21.7% of net sales for the year ended December 31, 1995. Details of selling, general and administrative expense by segment follows:

                                          Quarter Ended         Six Months Ended
                                             June 30,               June 30,
                                         1996      1995         1996       1995
                                         ----      ----         ----       ----

Wireless Communication Equipment       $2,637     $2,511       $5,452     $5,314
Paper Manufacturing                       660        799        1,305      1,553
Specialty Manufacturing                   592        488        1,202        982
Corporate                                 392        636          846      1,061

Increases in the wireless communications segment are related to increased product development expenses compared to the prior year. Decreases in the paper manufacturing segment are related to decreased variable selling costs of decreased sales compared to the prior year. Increased selling salaries and reallocation of corporate expenses caused the increase in the specialty manufacturing segment.


Interest Expense

Interest Expense decreased to 1.1% for the quarter ended June 30, 1996 and 1.3% for the six months ended June 30, 1996 from 1.9% for year ended December 31, 1995. This decrease is related to decreased debt levels compared to 1995.

Investment Income

Investment income for the quarter ended June 30, 1995 was due to the settlement of a class action suit related to a security previous owned by the Company.

Income Taxes

Income taxes represented a 38.0% effective tax rate for the quarter and six months ended June 30, 1996. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1995 was 40.1%.

Inflation and Changing Prices

Inflation and changing prices for the six months ended June 30, 1996 and the six months ended June 30, 1995 have contributed to increases in wages, facility and raw material costs. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The wireless equipment manufacturing segment is also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However, competition in these markets are subject to similar fluctuations in product cost.


Liquidity and Capital Resources

Working capital increased by $497,000 during the six months ended June 30, 1996. The Company has credit available under its existing lines of credit in excess of $1,000,000.

Capital expenditures for the first six months of 1996 were $450,000 which was paid from operating cash flow and bank credit lines.

Capital expenditures for 1996 for the combined entity are not expected to exceed $2.5 million. Management expects that capital expenditures will be funded through operating cash flow and financing sources available to the Company. Based on the anticipated replacement needs, and expected purchases of equipment for additional capacity, management expects that capital expenditures will continue at these levels for the foreseeable future.

Inventories increased $91,000 from December 31, 1995.

Discontinued Operations

         In February, 1995 the Company decided to discontinue and dispose of its real estate development and management segment. Real estate inventories were written down to their estimated orderly liquidation value as of December 31, 1994.

         In August 1995, the Company sold its' steel processing subsidiary for $6.8 million in cash. Minority interests were decreased by $1.5 million and long-term debt was decreased by this segments debt of $6.0 and payments on the consolidated debt of the Company of $4.0 million.

         Management will consider disposal of subsidiaries that do not earn an adequate return or fit the long-term goals of the Company.

ITEM 6.  Exhibits and Reports of From 8-K

  b.)  Reports on Form 8-K

   The Registrant was not required to file reports on Form 8K during the quarter ended June 30, 1996.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     ADAGE, INC.




                                     \s\ Robert T. Holland
                                     ------------------------
                                     Robert T. Holland
                                     Vice President - Finance

Date: August 14, 1994