Form 10-Q
period 1996-09-30
ADAGE INC
filed 1996-11-14
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended           September 30, 1996
                            ------------------
Commission file number      33-31797
                            ------------------

                                   ADAGE, INC.
            ---------------------------------------------------------
            (Exchange name of registrant as specified in its charter)


         Pennsylvania                                     04-2225121
-------------------------------                 ------------------------------
(State or other jurisdiction of                 I.R.S. Employer Identification
Incorporation or organization)                              Number


                  400 Willowbrook Lane, West Chester, PA   19382
           ---------------------------------------------------------
           (Address of principal executive officers)     (Zip Codes)

                                 (215) 430-3900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                               ---     ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of November 11, 1996

          5,129,175 shares of Common Stock, par value $ .60 per share.
          ------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   ADAGE, INC.

                      Condensed Consolidated Balance Sheets

                                                           SEPTEMBER 30, 1996            DECEMBER 31, 1995
                                                           ------------------            -----------------
                                                               (Unaudited)                  (Unaudited)
ASSETS                                                                       000's Omitted
------                                                                       -------------
Current Assets
 Cash                                                           $      -                      $    134
 Accounts receivable, net                                         10,698                        10,853
 Inventories                                                      21,666                        21,261
 Marketable securities                                               227                           177
 Other current assets                                              1,996                         2,114
                                                                --------                      --------

      Total Current Assets                                        34,587                        34,539

Property, plant and equipment, net                                13,050                        13,562
Investments and long-term receivable                                 618                           980
Net assets of discontinued segments                                4,621                         5,376
Intangible and other assets                                        3,200                         3,080
                                                                --------                      --------

      Total Assets                                              $ 56,076                      $ 57,537
                                                                ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of
    long-term debt                                              $    804                      $  1,403
 Accounts payable                                                  4,447                         6,838
 Accrued expenses                                                  2,167                         3,221
 Income taxes payable                                              1,473                           301
                                                                --------                      --------
     Total Current Liabilities                                     8,891                        11,763

Long-term debt                                                    14,477                        13,154
Stockholders' equity                                              32,708                        32,620
                                                                --------                      --------
                                                                $ 56,076                      $ 57,537
                                                                ========                      ========

Note 1. The consolidated balance sheet at December 31, 1995 has been condensed from the audited financial statements.

See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income


                                                                    FOR THE THREE MONTHS ENDED
                                                                    --------------------------
                                                                            SEPTEMBER 30,
                                                                  1996                         1995
                                                                  ----                         ----
                                                               (Unaudited)                   (Unaudited)
                                                                            000's Omitted
                                                                            -------------
Sales                                                            $ 18,608                     $ 19,257

Expenses
 Cost of products                                                  14,764                       16,247
 Selling, general & administrative                                  3,868                        3,985
                                                                 --------                     --------
                                                                   18,632                       20,232
                                                                 --------                     --------

Operating Income                                                      (24)                        (975)
Other Expenses (income)
 Interest                                                             268                          230
 Investment and other income                                         (153)                        (127)
                                                                 --------                     --------
                                                                      115                          103
Income (loss) from continuing
 operations before income taxes
 and minority interest                                               (139)                      (1,078)

Income taxes (Benefit)                                                (55)                        (347)
                                                                 --------                     --------
 Income (loss) from continuing
   operations                                                         (84)                        (731)
Discontinued Operations
 Income from discontinued operations
   net of income taxes (benefit)                                        -                          189
 Gain on sale of discontinued
   operations net of taxes                                              -                        1,409
                                                                 --------                     --------

Net income                                                       $    (84)                    $    867
                                                                 ========                     ========

Earnings (Loss) Per Common Share
  Continuing operations                                          $   (.02)                    $   (.14)
  Discontinued operations                                             . -                          .04
  Sale of discontinued operations                                     . -                          .27
                                                                 --------                     --------

Net Income (Loss)                                                $   (.02)                    $    .17
                                                                 ========                     ========

Weighted Average Common Shares
 Outstanding                                                    5,126,698                    5,105,440
                                                                =========                    =========

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income

                                                                      FOR THE NINE MONTHS ENDED
                                                                      -------------------------
                                                                            SEPTEMBER 30,
                                                                   1996                        1995
                                                                  ------                      ------
                                                                (Unaudited)                  (Unaudited)
                                                                            000's Omitted
                                                                            -------------
Sales                                                            $ 59,074                     $ 62,130

Expenses
 Cost of products                                                  46,025                       50,952
 Selling, general & administrative                                 12,246                       12,633
                                                                 --------                     --------
                                                                   58,271                       63,585
                                                                 --------                     --------

Operating Income                                                      803                       (1,455)
Other Expenses (income)
 Interest                                                             786                          640
 Investment and other income                                         (293)                        (532)
                                                                 --------                     --------
                                                                      493                          108
Income (loss) from continuing
 operations before income taxes
 and minority interest                                                310                       (1,563)

Income taxes (Benefit)                                                117                         (531)
                                                                 --------                     --------
 Income (loss) from continuing
   operations                                                         193                       (1,032)

Discontinued Operations
 Income from discontinued operations
   net of income taxes (benefit)                                        -                        1,014
 Gain on sale of discontinued
   operations                                                           -                        1,409
                                                                 --------                     --------

Net income                                                       $    193                     $  1,391
                                                                 ========                     ========


Earnings (Loss) Per Common Share
  Continuing operations                                          $    .04                     $   (.20)
  Discontinued operations                                             . -                          .20
  Gain on sale of discontinued
    operations                                                        . -                          .28
                                                                 --------                     --------
Net Income (Loss)                                                $    .04                     $    .28
                                                                 ========                     ========


Weighted Average Common Shares
 Outstanding                                                    5,124,473                    5,100,875
                                                                =========                    =========

                                   ADAGE, INC.
                 Condensed Consolidated Statements of Cash Flows

                                                                         FOR THE NINE MONTHS ENDED
                                                                               September 30,
                                                                        1996                    1995
                                                                       ------                  ------
                                                                     (Unaudited)             (Unaudited)
                                                                                000's Omitted
                                                                                -------------
Operating activities:
Net income (loss)                                                      $   193                $  1,391
Adjustments to reconcile net income
 to cash flows
 Depreciation and amortization                                           1,840                   1,968
 (Gain) Loss on sale of marketable
  securities                                                               (50)                   (187)
Gain on sale of property                                                  (449)                      -
Decrease (increase) in current assets
  Accounts receivable, net                                                 154                   1,335
  Inventory                                                               (405)                 (1,608)
  Other current assets                                                    (337)                   (671)
Increase (decrease) in current
 liabilities
  Accounts payable                                                      (2,778)                 (2,320)
  Other current liabilities                                                427                    (206)
  Discontinued segment-noncash
   charges and working capital
   charges                                                                 535                     678
  Gain on sale of discontinued
   operations                                                                -                  (1,409)
                                                                       -------                --------
Cash (used) provided from operations                                      (870)                 (1,029)
Investing activities:
Property, plant and equipment
  Purchases                                                               (755)                   (588)
  Sales                                                                    633                       -
Long-term investments and receivables
  Sales                                                                      -                     184
 Investing activities of
   discontinued segment                                                      -                    (193)
 Sales of discontinued operations                                            -                   6,804
Other items                                                               (118)                    (14)
                                                                       -------                --------
Cash (used) provided by investing
 activities                                                               (240)                  6,193
Financing activities:
Long-term debt
  Additions                                                                  -                     345
  Payments                                                              (1,270)                 (3,511)
  Changes in lines of credit                                             2,246                  (2,293)
  Financing activities of
   discontinued segment                                                      -                     111
                                                                       -------                --------
Cash (used) by financing activities                                         976                  (5,348)
                                                                       -------                --------
Increase in cash                                                          (134)                   (184)
Cash at beginning of period                                                134                     184
                                                                       -------                --------
  Cash at end of period                                                $     -                $      -
                                                                       =======                ========

See Notes to Condensed Consolidated Financial Statements

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (000's Omitted)


1. Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of September 30, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and for all periods presented have been made.

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

2. Inventories                            September 30,          December 31,
                                              1996                  1995
                                          ------------           ------------
Inventories consisted of:

  Raw Material                              $ 10,269              $  8,688
  Work in Process                              2,744                 3,884
  Finished goods                               8,653                 8,689
                                            --------              --------
                                            $ 21,666              $ 21,261
                                            ========              ========

3.  Stockholder's Equity

Stockholder's Equity is comprised of the following:

                                          September 30,          December 31,
                                              1996                   1995
                                          ------------           ------------
Common Stock                                $  3,072              $  3,073
Additional Capital                            20,505                20,477
Retained Earnings                              9,797                 9,664
Net unrealized loss on
 marketable securities                          (666)                 (594)
                                            --------              --------

                                            $ 32,708              $ 32,620
                                            ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITIONS


Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:


                                                                 Percentage of Net Sales
                                         Quarter Ended               Nine Months Ended             Year Ended
                                         September 30,                  September 30,              December 31,
                                      1996           1995            1996          1995               1995
                                      ----           ----            ----          ----               ----
Sales                                 100.0%         100.0%       %  100.0%        100.0%             100.0%
Cost of sales                          79.3%          84.4%           77.9%         82.0%              78.2%
Selling, general
  administrative                       20.8%          20.6%           20.7%         20.3%              21.7%
Interest expense                        1.4%           1.2%            1.3%          1.0%               1.9%
Net income from
  continuing operations                ( .4%)         (3.8%)            .3%         (1.7%)             (1.0%)


Net Sales

Net sales for the nine months ended September 30, 1996 decreased $649 compared to sales for the same period in 1995. This decrease was made up of the following:

                                                                  Increase
                                                                 (Decrease)
                                                                 ----------
         Wireless Communication Equipment                        $   2,345
         Paper Manufacturing                                        (5,089)
         Specialty Manufacturing                                       347


Sales in the wireless communications equipment business segment increased due to increased demand and the ability to source raw materials compared to the prior year. Decreases in the paper manufacturing were due to decreased volume and prices.

Cost of Sales

Cost of sales as a percentage of net sales decreased 4.1% to 77.9% for the nine months ended September 30, 1996 from 82.0% for the nine months ended September 30, 1995. Cost of sales was 78.2% of net sales for the year ended December 31, 1995. Details of this cost of sales as a percentage of net sales for each segment follows:

                                        Quarter Ended        Nine Months Ended
                                        September 30,           September 30,
                                        1996     1995        1996        1995
                                        ----     ----        ----        ----
Wireless Communication Equipment        69.9%    78.1%       74.6%        76.4%
Paper Manufacturing                     88.4%    92.5%       84.9%        89.7%
Specialty Manufacturing                 85.1%    83.5%       85.6%        85.6%

Costs decreased in the wireless communications equipment manufacturing segment due to increased efficiencies in the manufacturing process. Material costs, primarily recycled paper fiber, have decreased since the end of 1995. Prices for paperboard have decreased also but have generally lagged price decreases in raw materials. Decreased volume in the paper manufacturing segment resulted in less efficient absorbtion of fixed manufacturing costs compared to the prior year. The decrease in the specialty manufacturing segment is due to the absorption of a new product line of 1996.

Selling, General and Administrative Expenses

Selling general and administrative expenses which consist primarily of commissions, marketing, salary and related costs, data processing, occupancy and product development costs increased to 20.7% for the nine months ended September 30, 1996 from 20.3% for the nine months ended September 30, 1995. Selling general and administrative expenses were 21.7% of net sales for the year ended December 31, 1995. Details of selling, general and administrative expense by segment follows:

                                           Quarter Ended     Nine Months Ended
                                           September 30,       September 30,
                                           1996     1995       1996     1995
                                           ----     ----       ----     ----
Wireless Communication Equipment        $ 2,336  $ 2,167    $ 7,788  $ 7,482
Paper Manufacturing                         673      677      1,978    2,229
Specialty Manufacturing                     591      647      1,793    1,529
Corporate                                   521      482      1,367    1,349

Increases in the wireless communications segment are related to increased product development expenses compared to the prior year and increased selling costs on increased sales volume. Decreases in the paper manufacturing segment are related to decreased variable selling costs of decreased sales compared to the prior year. Increased selling salaries and reallocation of corporate expenses caused the increase in the specialty manufacturing segment.

Interest Expense

Interest Expense increased to 1.4% for the quarter ended September 30, 1996 and 1.3% for the nine months ended September 30, 1996 from 1.9% for year ended December 31, 1995. This decrease is related to decreased debt levels compared to 1995.

Income Taxes

Income taxes represented a 38.0% effective tax rate for the quarter and nine months ended September 30, 1996. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1995 was 40.1%.

Inflation and Changing Prices

Inflation and changing prices for the nine months ended September 30, 1996 and the nine months ended September 30, 1995 have contributed to increases in wages, facility and raw material costs.
 The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The wireless equipment manufacturing segment is also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However, competition in these markets are subject to similar fluctuations in product cost.

Liquidity and Capital Resources

Working capital increased by $ 2,920 during the nine months ended September 30, 1996. The Company has credit available under its existing lines of credit at September 30, 1996 in excess of $1,000,000.

Capital expenditures for the first nine months of 1996 were $755,000 which was paid from operating cash flow and bank credit lines.

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

Inventories increased $405,000 from December 31, 1995.

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

ITEM 6.  Exhibits and Reports of From 8-K

         b.)  Reports on Form 8-K

         The Registrant was not required to file reports on Form 8K during the quarter ended September 30, 1996.

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ADAGE, INC.




                                            \s\ Robert T. Holland
                                                -------------------------------
                                            Robert T. Holland
                                            Vice President - Finance

Date: November 14, 1996