Form 10-K405
period 1996-12-31
ADAGE INC
filed 1997-04-15
CIK 2186

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)


 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
___  ACT OF 1934


For the fiscal year ended December 31, 1996

         OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


                          Commission file number 0-7336

                                   ADAGE, INC.
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                     04-2225121
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

         400 Willowbrook Lane
      West Chester, Pennsylvania                                19382
(Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code: (610) 430-3900

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.60
                          ----------------------------
                                (Title of Class)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   x                             No
                  -----                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 31, 1997, based on the closing price at which such stock was sold on the Nasdaq National Market on such date, was $11,623,370.

As of March 31, 1997, 5,129,150 shares of the Registrant's only class of Common Stock were outstanding.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into this Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

General


                  Adage, Inc. (together with its subsidiaries, "Adage" or the "Company") is a holding company that owns, directly or indirectly, at least 80% of the capital stock of entities involved in principally three industry segments: Wireless Communications Equipment; Specialty Manufacturing; and Recycled Paper Manufacturing. In 1996, Adage decided to sell its wholly-owned, Specialty Manufacturing subsidiary, Allister Manufacturing Company, Inc., Pennsylvania corporation that manufactures automatic garage door and gate control systems ("Allister"), to an entity to be formed by Robert T. Holland, the current Chief Financial Officer of Adage. Adage and Mr. Holland have come to an understanding on the terms and conditions of such sale, subject to the satisfaction of certain conditions precedent. Accordingly, Adage declared Allister and its Specialty Manufacturing segment a discontinued operation as of December 31, 1996.

                  The predecessor of Adage, General Business Investment Corporation ("GBIC"), was formed in 1960 under the laws of the District of Columbia as a small business investment company under the Small Business Investment Act of 1958. In January 1968, GBIC was acquired by a group headed by Donald Goebert, the current Chairman of the Board and principal shareholder of Adage. In November 1969, GBIC surrendered its license with the Small Business Administration and ceased doing business as a small business investment company. In December 1980, GBIC amended its Articles of Incorporation and reincorporated from Massachusetts to a Pennsylvania corporation.

                  In February 1990, an acquisition subsidiary of Adage merged with and into GBIC, with GBIC thereby becoming a wholly-owned subsidiary of Adage. This transaction provided for the issuance of 1,961,275 shares of Adage stock to the GBIC shareholders in exchange for their GBIC stock. In June 1991, Adage reincorporated in Pennsylvania, and GBIC was thereafter merged with and into Adage.

                  Adage's principal executive offices are located at 400 Willowbrook Lane, West Chester, Pennsylvania 19382, and its telephone number is 610-430-3900. As of December 31, 1996, Adage employed 667 persons (including those employed by Allister) all located in various facilities in Pennsylvania, New York, Indiana, Florida, California, Kansas and Nebraska. Adage currently employs four (4) individuals at its corporate offices.

Products and Subsidiaries of Adage

     Wireless Communications Equipment

                  Relm Communications, Inc., is a Florida corporation located in West Melbourne, Florida ("Relm"). On January 24, 1992, Adage acquired all of the outstanding stock of Relm in exchange for 1,946,183 shares of Adage Common Stock.

                  Relm operates exclusively in one dominant segment, the electronics communications industry. Relm designs, manufactures and markets electronic communications equipment consisting of voice communications equipment (land mobile two-way radios), and digital data communications equipment (electronic utility load management systems). Relm also manufactures base station components and subsystems which reduce radio signal interference related to frequency connection at radio transmitter sites. In addition, Relm engages in contract manufacturing of communications products for original equipment manufacturers including the radio control products sold by Allister Access Controls and the electronic circuit boards used in Allister's door and gate operators.

                  In September 1993 Relm purchased the assets and business of the Bendix/King Mobile Communications Division of Allied Signal and hired the sales and engineering employees of the division. This product line consists of primarily portable voice communications equipment which compliments Relm's existing line of voice communications equipment in that the products have different features and applications than the Relm products. Relm did not purchase this division's manufacturing facilities. Relm facilities operated at approximately 70% of maximum capacity during 1996. Relm's backlog was approximately $8,875,000 at December 31, 1996.

                  Description of Products and Markets

                  Voice Communications Equipment. Relm's current voice communications products consist of land mobile two-way radios. Such products are sold for use by businesses and municipalities requiring two-way communications between or among vehicles, personnel in remote locations, and/or central locations. Such products include base stations for the central location, mobile two-way radios for mounting in vehicles, portable two-way radios for hand-held use, and repeaters, which enable the two-way radio to operate over a greater area. Relm manufactures base station components and subsystems which are installed at radio transmitter sites to improve performance by reducing or eliminating signal interference and enable the use of one antenna for both transmission and reception. Relm sells land mobile products to original equipment manufacturers, government agencies and dealers who resell the products to end users. In addition, Relm has recently introduced to its product line a scanner, which is a radio receiver that allows the user to listen to various radio frequencies. The frequencies range from 26 megahertz to 960 megahertz.

                  Digital Data Communications Equipment. Relm manufactures load management systems for sale to electric utilities, dealers and jobbers. The load management system enables a utility to limit usage during peak demand periods. Using radio transmitters, a signal is sent by the utility to individual receivers which are wired to residential appliances, generally air conditioners or hot water heaters. The appliances are turned off for short periods of time which reduces demand and shifts consumption to non-peak hours.

                  Radio Controls for Access Control Industry. Relm manufactures small low-powered receivers, transmitters, and control circuit boards designed by Allister Access Controls to control automatic garage door and gate operators. These radio products are manufactured under the Allister and Pulsar brand names for sale by Allister to door operator and gate operator dealers and distributors.

                  Electronic Components. Relm markets electronic components, primarily microprocessors and clock oscillators, to electronic component distributors and original equipment manufacturers through its' subsidiary RXD Corp. The components are used in various electronic products including computers, electric scales, electronic organs and keyboards, and electronic toys.

                  Research and Development.

                  Relm employs 30 persons who devote some portion of their time to research and development. Research and development costs were approximately $3,000,000, $3,300,000 and $3,300,000 for the years ended December 31, 1996,
1995 and 1994 respectively. Management will continue research and development efforts to expand the business and remain competitive.

                  Patents.

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

                  Raw Materials.

                  Raw materials and component parts are purchased for assembly into finished products. Although certain components are available from only one supplier, during the three years ended December 31, 1996, 1995 and 1994, Relm did not experience any significant delays in deliveries from any single source supplier.

                  While the value of single source components is not material in comparison to the value of all components, the absence of a single source component would delay the manufacture of finished products. Relm attempts to minimize any risk of such delays by securing second sources, and maintaining automated engineering design capabilities to redesign around shortages.

                  Competition.

                  Relm competes with numerous domestic and foreign companies in the highly competitive electronics communications industry. Many of Relm's competitors have substantially greater financial, marketing and technical resources than Relm and Adage. The principal methods of competition are price, payment terms, quality, engineering capability, and technological advances, and service after sale. Relm believes it is generally competitive with regard to such factors.

                  Employees.

                  Relm currently employs approximately 398 persons on a full-time basis.

                  Environmental Matters.

                  A property sold by Relm during 1996 (vacant factory and seven acres of land located in Satellite Beach, Florida) contained soil and water contaminants of higher levels than are currently acceptable under regulations established by the U.S. Environmental Protection Agency. In February, 1996, after taking certain remediation action, Relm received a letter from the Florida Department of Environmental Protection stating that no further remediation action is required at this site.

     Recycled Paper Manufacturing

                  Fort Orange Paper Co., Inc., is a New York corporation located in Castleton-on-Hudson, New York ("Fort Orange Paper").

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

                  As more communities adopt mandatory recycling regulations, the available supply of fiber is increasing. Regulations requiring increased use of recycled fiber have increased which has increased demand. Post consumer fiber is a commodity product and accordingly the cost of fiber varies from time to time based on market conditions. Paperboard is a commodity product subject to short-term market fluctuations. Demand for recycled paperboard has increased and consequently prices have increased. Recycled paperboard manufactured by Fort Orange Paper is used in its own conversion operations to manufacture folding cartons and is sold to other folding carton producers. Approximately 80% of Fort Orange Paper's mill output is sold to independent converters. Competition among board manufacturers is fragmented and includes a broad spectrum of suppliers ranging from large, integrated manufacturing and conversion operations to small, family owned independents.

                  During 1990 through 1992, Fort Orange Paper had undertaken a capital program to update and increase efficiency in its plants while raising product capacity and quality levels. Operations and product output at Fort Orange Paper have, in the opinion of management, shown improvement as a result of these capital expenditures.

                  The five largest purchasers of Fort Orange Paper output comprise 64.7% of sales, and the largest customer comprises 16.3% of their combined business.

                  Fort Orange Paper is subject to the Clean Water Act, federal legislation that regulates the type and amount of contamination that is permitted to be discharged into rivers, streams and other waterways. In addition, Fort Orange Paper, since it burns coal in boilers, is subject to the Clean Air Act, federal legislation which, in this case, regulates the amount of pollutants permitted to be discharged. Fort Orange Paper believes that it is in compliance with all such regulations. Moreover, Adage believes that compliance with federal, state, and local environmental laws do not have a material effect upon capital expenditures, earnings and competitive positions of Adage.

                  Fort Orange Paper has approximately 200 employees. Production employees are represented by the United Paperworkers International Union Local 420 and 22. Collective bargaining agreements with each of these unions are in place until May 31, 1999 and May 31, 1997, respectively. Fort Orange Paper also sponsors a salary deferred retirement plan for their non-union employees.

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

                  Fort Orange Paper operated at approximately 85% of its capacity during 1996. Fort Orange Paper's backlog was $2,310,500 at December 31, 1996.


Other Industries

                  The Other Industries segment of Adage's business is represented by the parent company's operations, which are financial in nature. Its assets are made up of cash, short and long term investments, and loans to subsidiary companies. Income consists of interest and investment income.

ITEM 2.           PROPERTIES

Owned

                  A 275,000 square foot office and industrial building on 105.6 acres located on River Road, Castleton, New York, which is used in the production of paperboard and folding cartons by Fort Orange Paper.

                  A 105,000 square foot office and industrial building on 20 acres located in West Melbourne, Florida which is used by Relm to manufacture wireless communication equipment. Relm is currently in the process of constructing an approximately 30,000 square foot addition to this facility at an estimated cost of approximately $2.2 million. Relm currently has construction and permanent financing in place to fund such improvements.


Leased

                  A 2,500 square foot office facility located in West Chester, Pennsylvania used by Redgo Properties, Inc., a wholly-owned subsidiary of Adage, as administrative and sales offices, and by Adage as its corporate headquarters and administrative offices. This facility is leased at a total monthly rental of $3,107 with the term of the lease expiring November 30, 1997.

                  A 18,500 square foot facility of leased office space located in Lawrence, Kansas, which houses a portion of Relm's design engineering and sales. The lease expires December 1998 and monthly rent payments of $10,622 are due to April 1997 and then $13,980 through the expiration date. Upon completion of the expansion of the West Melbourne, Florida facility, this facility will be vacated.

                  A 37,600 square foot facility located in Indianapolis, Indiana used by Relm for engineering, sales and executive offices. The lease expires in 1997. The lease payments are $6,805 per month.

                  A 5,000 square foot facility located in Norfolk, Nebraska, which is used for the operations of RXD, Inc., a wholly-owned subsidiary of Relm. The lease payments are $1,000 per month.

Discontinued Operations - Leased

                  A 35,000 square foot facility located in West Chester, Pennsylvania, used by Allister in the manufacture of garage door operators. This facility is leased at a monthly rental of $16,000 plus operating costs with the term of the lease expiring in February, 1998.

                  A 17,000 square foot facility located in Downingtown, Pennsylvania, used by Allister in the manufacture of garage door operators. This facility is leased at a monthly rental of $4,719 plus operating costs with the term of the lease expiring in October, 1999.

                  A 2,500 square foot facility located in Vista, California, used by Allister for the warehousing of garage door and gate operators. This facility is leased at a monthly rental of $1,584 with the term of the lease expiring in September, 1998.

                  Adage believes that its' facilities are suitable and adequate for the needs of the entity that uses such facility.


ITEM 3.           LITIGATION

                  On February 14, 1996, the Insurance Commissioner of the Commonwealth of Pennsylvania (the "Insurance Commissioner"), in her capacity as statutory liquidator for Corporate Life Insurance Company ("Corporate Life"), filed a complaint against multiple defendants in the Commonwealth Court of Pennsylvania, including Adage and Mr. Donald Goebert (in his capacity as an officer and Director of Adage). The specific claims alleged against Adage and Mr. Goebert in the complaint are for a preferential transfer, conspiracy and common law fraud arising from a 1987 transaction between Adage and Corporate Investment Company ("CIC"), the parent company of Corporate Life, pursuant to which Adage and CIC exchanged promissory notes in the amount of $1,700,000 (the "Note Transaction"). In connection with the Note Transaction, CIC pledged to Adage as security for its note payment obligation its shares of stock of Corporate Life. CIC subsequently defaulted on its note. In 1991, at the demand of the Insurance Commissioner, CIC sold Corporate Life to American Homestead, Inc. ("AHI") and, in connection with such sale, Adage assigned its note receivable from CIC along with the collateral to AHI. As consideration for this assignment, AHI agreed to assume Adage's obligations under its note to CIC in the amount of $1,700,000. Accordingly, although the complaint alleges a claim for a preferential transfer, Adage received no payment of funds from CIC. The conspiracy claims are non-specific but pertain to the sale of Corporate Life to AHI in 1991. Mr. Goebert was an officer and director of CIC.

                  In one of two related actions, in 1994 the Trustee and statutory liquidator of CIC, in connection with the current bankruptcy proceedings of CIC, brought an adversarial proceeding in the United States District Court for the Eastern District of Pennsylvania against Adage, Mr. Goebert and other individuals and entities that were involved in the sale of Corporate Life to AHI. This adversarial proceeding alleges the same claims as in the action brought by the Insurance Commissioner in connection with the Note Transaction and the sale of Corporate Life. In the other related action, in 1993 two individual creditors of CIC filed a complaint against, among others, Adage and Mr. Goebert in the United States District Court for the Southern District of New York. The specific claims alleged against Adage and Mr. Goebert in the complaint are for fraud, fraudulent conveyance, securities fraud and RICO in connection with the Note Transaction, the sale of Corporate Life and other investments made by CIC in an effort to raise capital for Corporate Life. Each of the above related matters are in civil suspense. Adage believes that an adjudication of the action brought by the Insurance Commissioner will in effect resolve both of the related matters on the legal principals of collateral estoppel and/or issue preclusion.

                  Allister is a defendant in approximately 14 pending claims for personal injuries and-or property damages alleged to have resulted from the malfunction of a garage door or gate operator. The Company maintains product liability insurance with coverages of $2,000,000, subject to deductibles ranging from $75,000 to $500,000. During the times that such claims were made, the Company maintained umbrella coverage extending its insurance coverage for various periods by $3,000,000 to $10,000,000. It is currently anticipated that the proposed sale of Allister will not include an assignment and assumption of the foregoing claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 1996 Annual Meeting of Shareholders of Adage was held on December 11, 1996 (the "Meeting"). Of the 5,129,175 shares of Common Stock outstanding and entitled to vote at the Meeting, 4,710,349 shares were represented at the Meeting in person or by proxy.

                  On the proposal to elect Donald F.U. Goebert, Buck Scott, Robert L. MacDonald, Ralph R. Whitney, Jr., Robert T. Holland, James C. Gale, Joel A. Schleicher and George M. Benjamin, III directors to serve until the 1997 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for director received the number of votes set forth opposite their respective names.

                                                     FOR               WITHHELD
                                                     ---               --------

Donald F.U. Goebert                                  4,484,491         225,858

Buck Scott                                           4,485,064         225,285

Robert L. MacDonald                                  4,485,158         226,191

Ralph R. Whitney, Jr.                                4,485,350         224,999

Robert T. Holland                                    4,485,152         225,197

James C. Gale                                        4,485,223         225,126

Joel A. Schleicher                                   4,485,239         225,110

George M. Benjamin, III                              4,485,258         225,091

                  On the proposal to approve the Company's 1996 Stock Option Plan for Non-Employee Directors, 4,071,056 shares were voted For the proposal, 442,895 shares were voted Against the proposal, and 36,933 shares Abstained from the vote.

                  There were no broker non-votes recorded. On the basis of the above vote, all of the nominees for director were elected as directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified, and the 1996 Stock Option Plan for Non-Employee Directors was adopted and approved.


ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT


                  Set forth in the table below is certain information with respect to the executive officers of Adage:


      NAME                              AGE            CURRENT OFFICE                 BUSINESS EXPERIENCE
      ----                              ---            --------------                 -------------------
Donald F.U. Goebert                     60             Chairman of the                Chairman of the Board of
                                                       Board of Directors             Directors of Adage since
                                                       and President                  March 1968; President of
                                                                                      Adage's predecessor from
                                                                                      March 1968 to October
                                                                                      1988 and President of
                                                                                      Adage since April 1993

Robert T. Holland                      48              Vice President,                Vice President, Secretary
                                                       Secretary and Chief            and Chief Financial Officer
                                                       Financial Officer              since July 1989 and
                                                                                      President of Allister since
                                                                                      March 1993

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDERS MATTERS

                  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ADGE". The following table sets forth for the periods indicated the high and low closing sale prices of the Common Stock as furnished by Nasdaq.


                                                      COMMON STOCK

1996 Quarter Ended                              High              Low
------------------                              ----              ---
March 31, 1996                                  5.0000            3.7500
June 30, 1996                                   5.6250            3.7500
September 30, 1996                              5.6250            3.7500
December 31, 1996                               4.4375            3.1875

                                                      COMMON STOCK

1995 Quarter Ended                              High              Low
------------------                              ----              ---
March 31, 1995                                  5.875             4.750
June 30, 1995                                   6.375             4.750
September 30, 1995                              6.625             3.375
December 31, 1995                               6.000             3.875


                  On March 31, 1997, the closing sale price of the Common Stock was $3.50. On that date, there were in excess of 5,300 holders of record of the Common Stock of the Company.

                  No cash dividends were paid with respect to the Company's Common Stock during the past five calendar years. The Company presently intends to retain its earnings to finance growth and, therefore, it does not intend on paying dividends on its Common Stock in the foreseeable future. In addition, the Company's revolving credit arrangement with its institutional lenders places restrictions on the payment of dividends.

ITEM 6.           SELECTED FINANCIAL DATA

                                        Years Ended December 31,
                          ---------------------------------------------------
                          1996        1995        1994       1993        1992
                          ----        ----        ----       ----        ----
Select Income
  Statement Data

Net sales and revenues   $ 68,650   $71,236    $69,891    $53,012      $44,875

Income (loss) from
continuing
 operations                  (185)      258      1,157      1,026        1,685

Discontinued Operations    (3,841)      854     (2,215)    (1,351)        (830)
Cumulative effect of
   change in accounting
   principle                    -         -          -          -          234
                         --------   -------    -------    -------     --------

Net Income ((Loss)       $ (4,026)  $ 1,112    $(1,058)   $  (325)    $  1,089
                         ========   =======    ========   ========    ========
Earnings per share from
  continuing operations  $   (.04)  $   .05    $   .23    $   .20     $    .33
Discontinued operations
  per share                  (.75)      .17       (.44)      (.26)        (.16)

Cumulative effect of a
 change in accounting
 principle per share           -           -          -         -          .04
                         -------     -------    -------    -------      ------

Net earnings per share   $  (.79)    $   .22    $  (.21)   $  (.06)    $   .21
                         =======     =======    =======    -------     =======




                                               December 31,
                          -----------------------------------------------------
                          1996        1995        1994       1993          1992
                          ----        ----        ----       ----        ------
Selected Balance
  Sheet Data

Working capital          $22,621   $22,776       $24,504    $28,629     $22,920

Total assets              52,053    57,537        78,912     77,300      71,693

Long term debt            14,073    13,154        22,891     26,676      21,950

Total shareholders
 equity                   29,214    32,620        31,236     32,479      33,686

Dividends declared
  per share                    -         -             -          -           -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows items from the consolidated statement of operations expressed as a percentage of net sales:


                                                                           Percentage of Net Sales
                                                                           year ended December 31,
                                                                    -----------------------------------------
                                                                     1996             1995               1994
                                                                     ----             ----               ----
Sales                                                               100.0%           100.0%            100.0%
Cost of sales                                                        76.7%            77.0%             74.2%
Selling, general & administrative                                    21.6%            21.2%             22.7%
Interest expense                                                      1.1%             1.4%              0.7%
Income (loss) from continuing operations
 before income taxes                                                  0.2%             0.6%              2.6%
Net Income (Loss) from continuing
 operations                                                          (0.3%)            0.4%              1.7%




Net Sales

Net sales for the year ended December 31, 1996 decreased 3.6%. The details of this decrease are made up as follows:

                                                                           Increase (Decrease)
                                                                           -------------------

                                                                        Year ended  December 31,
                                                                1996              1995             1994
                                                                ----              ----             ----

Recycled Paper Manufacturing                                  $(5,451)          $ 3,089          $ 1,255
Wireless Communications Equipment                               4,581            (2,583)          14,927

Sales in the Recycled Paper Manufacturing segment decreased in 1996 due to a 15% decrease in selling prices of paperboard compared to 1995, combined with an 11% increase in tons sold. Carton sales decreased 32% in 1996 due to the loss of a large customer and increased in 1995 and 1994 due to increased volume and prices. The Recycled Paper Manufacturing segment has several large customers. It is not known how rapidly this segment could replace the volume generated by the loss of one or more of these customers.

The increase in 1996 sales of the Wireless Communications Equipment segment was due to an increase in sales of land mobile radios and a decrease in sales of Demand Side Management Products to the electric utility industry. The decrease in the Wireless Communications Equipment segment in 1995 was due to lower international sales of land mobile radios and lower sales of Demand Side Management Products. The 1994 increases in sales of the Wireless Communications Equipment segment was partially due to the Bendix/King Mobile Communications product line which was acquired on September 15, 1993, and increases in other product lines in this segment.

Cost of Sales

Cost of sales as a percentage of net sales decreased 0.3% to 76.7% for the year ended December 31, 1996, and increased 2.8% from 74.2% to 77.0% for the year ended December 31, 1995. Details of these changes by segment follow:


                                                                        Year ended December 31,
                                                                ---------------------------------------
                                                                1996              1995             1994
                                                                ----              ----             ----
Recycled Paper Manufacturing                                    87.9%             86.2%            83.8%
Wireless Communications Equipment                               73.2%             73.1%            71.0%


Cost of recycled fiber decreased to $80 per ton in 1996 compared to $170 per ton in 1995 and $85 per ton in 1994. Prices of fiber have been decreasing since mid 1995. Price changes normally follow the changes in fiber costs. The Company expects that recycled fiber costs will be stable in 1997.

Costs of sales remained essentially the same in the Wireless Communications Equipment segment in 1996 and 1995.


Selling, General and Administrative Expenses

Selling, general and administrative expenses which consist primarily of commissions, marketing, product development, salary and related costs, data processing and occupancy costs increased to 21.6% of sales for the year ended December 31, 1996 from 21.2% of sales in 1995, and decreased from 22.7% for the year ended December 31, 1994. Details of these changes by segment follow:

                                                                        Year ended December 31,
                                                                ---------------------------------------
                                                                1996              1995             1994
                                                                ----              ----             ----
Recycled Paper Manufacturing                                    11.0%              9.6%            11.0%
Wireless Communications Equipment                               23.6%             24.5%            26.0%
Corporate                                                        0.9%              1.9%             1.1%


The increase in 1996 in the Recycled Paper Manufacturing segment was due to the relationship of decreased sales and fixed selling, general and administrative expenses. The decrease in 1995 in the Recycled Paper Manufacturing segment was due to increased sales volumes which created more efficient absorption of fixed selling and administration costs.

The Wireless Communications Equipment segment has higher costs associated with engineering and product development. These costs decreased in 1996 compared to 1995 and 1994 due to increased sales which more efficiently absorbed fixed selling, general and administrative expenses and staff reductions that took place in mid 1994. Development costs in this segment are expected to increase in 1997.

Corporate expenses decreased due to lower legal and insurance costs compared to 1995 and 1994.

Interest Expense

Interest expense decreased for the year ended December 31, 1996 compared to the year ended December 31, 1995. This decrease was due to lower debt levels in 1996 compared to 1995.

Income Taxes

Income taxes represented a (15.4%), 40.1% and 40.9% effective tax rates for the years ended December 31, 1996, 1995 and 1994, respectively. These rates are made up of a 34% effective federal tax rate and the respective state tax rates where the Company conducts business. The rate for 1996 includes an increase in the realization reserve for deferred tax assets due primarily to capital loss carryovers that may expire prior to their utilization.

Discontinued Operations

In 1996, the Company decided to discontinue and sell its Specialty Manufacturing business. A provision for loss on disposal (pre-tax and after tax) of $1,832,000 was recorded in 1996.

In August 1995, the Company sold its steel processing subsidiary for $6.8 million in cash. Minority interests were decreased by $1.5 million and long-term debt was decreased by this segment's debt of $6.0 and payments on the consolidated debt of the Company of $4.0 million.

In January 1995, the Company decided to discontinue and dispose of its real estate development and management segment. Real estate inventories were written down to their estimated orderly liquidation value as of December 31, 1994. On December 31, 1996, the Company revised its estimates and reduced its recorded book values of remaining real estate by $1,300,000 ($860,000 net of tax).

Management of the Company will consider disposal of subsidiaries that do not earn an adequate return or fit the long-term goals of the Company.

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 1996, 1995 and 1994 have contributed to increases in wages, facility and raw material costs. Effects of these inflationary pressures were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Wireless Communications Equipment segment is also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However, competition in these markets are subject to similar fluctuations in product costs.



Liquidity and Capital Resources

Working capital decreased by $155,000 during the year ended December 31, 1996. This decrease was immaterial. The Company had credit available under its existing lines of credit of approximately $500,000 at December 31, 1996.

Capital expenditures for the year ended December 31, 1996 were $1,572,000. These capital expenditures were financed from existing credit facilities and cash flow of the Company.

Capital expenditures for 1997 for the combined entity are not expected to exceed $3.0 million. The current credit agreement that the Company has restricts capital expenditures. Management believes that these restrictions will allow the Company to make the necessary capital expenditures during the term of the credit agreement. Management expects that capital expenditures will be funded through operating cash flow and financing sources available to the Company. Based on the anticipated replacement needs, and expected purchases of equipment for additional capacity, management expects that capital expenditures will remain at this level for the foreseeable future.

Inventories decreased $5,042,000 during 1996. Inventories decreased $2,718,000 due to the discontinuance of the Specialty Manufacturing segment. Inventories decreased in the Wireless Communications Equipment and the Recycled Paper Manufacturing segments by $715,000 and $1,609,000 respectively.


Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                                                                 Page

Independent Auditor's Report                                       18

Consolidated Balance Sheet                                         19

Statement of Consolidated Operations                               21

Statement of Consolidated Stockholders' Equity                     22

Statement of Consolidated Cash Flows                               23

Notes to Consolidated Financial Statements                         24

                               MACDADE ABBOTT LLP



                          Independent Auditor's Report




To the Board of Directors
  and Stockholders of Adage, Inc.
West Chester, Pennsylvania


         We have audited the accompanying consolidated balance sheet of Adage, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adage, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



Paoli, Pennsylvania
March 7, 1997

ADAGE, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                                              December 31,
                                                                                       1996                  1995
                                                                                     --------              --------
                          ASSETS
Current Assets
    Cash                                                                             $    502              $    134
    Accounts receivable net of allowance for doubtful
       accounts of $165 in 1996; $381 in 1995                                          11,469                10,853
    Inventories                                                                        16,219                21,261
    Investment securities - trading                                                       723                   177
    Prepaid expenses and other current assets                                             504                   924
    Deferred income tax asset                                                           1,970                 1,190
                                                                                     --------              --------
                                                                                       31,387                34,539
Property, Plant and Equipment
    Land                                                                                  342                   342
    Buildings and improvements                                                          5,455                 5,667
    Machinery and equipment                                                            21,896                21,465
    Accumulated depreciation                                                          (15,165)              (13,912)
                                                                                     --------              --------
                                                                                       12,528                13,562
    Capital projects in progress                                                          104                     -
                                                                                     --------              --------
                                                                                       12,632                13,562
Investments and Long-term Receivables
    Investment securities - available for sale                                              -                   634
    Notes, property and other investments                                                   -                   346
    Net assets of discontinued segments                                                 5,883                 5,376
                                                                                     --------              --------
                                                                                        5,883                 6,356
Other Assets and Intangibles
    Cost in excess of net assets of businesses
       acquired, less accumulated amortization
       of $133 in 1996 and $245 in 1995                                                   123                   853
    Deferred financing charges and other assets                                           128                   247
    Deferred income tax asset                                                           1,900                 1,980
                                                                                     --------              --------
                                                                                        2,151                 3,080
                                                                                     --------              --------

                                                                                     $ 52,053              $ 57,537
                                                                                     ========              ========


See notes to consolidated financial statements.

                                                                                              December 31,
                                                                                       1996                  1995
                                                                                     --------              --------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term liabilities                                      $    868              $  1,403
    Accounts payable                                                                    4,874                 6,838
    Accrued compensation and related taxes                                              1,540                 1,367
    Accrued expenses and other current liabilities                                      1,484                 2,155
                                                                                     --------              --------

                                                                                        8,766                11,763

Long-term Liabilities, less amounts classified
 as current liabilities
    Loans, notes and mortgages                                                         12,944                11,921
    Capital lease obligations                                                           1,129                 1,233
                                                                                     --------              --------

                                                                                       14,073                13,154



Commitments and contingencies



Stockholders' Equity
    Common stock issued and outstanding - 1996 -
      5,129,150 shares; 1995 - 5,121,535 shares                                         3,076                 3,073
    Additional capital                                                                 20,500                20,477
    Retained earnings                                                                   5,638                 9,664
    Unrealized loss on investment securities -
       available for sale                                                                   -                  (594)
                                                                                     --------              --------
                                                                                       29,214                32,620
                                                                                     --------              --------
                                                                                     $ 52,053              $ 57,537
                                                                                     ========              ========


See notes to consolidated financial statements.

ADAGE, INC.
STATEMENT OF CONSOLIDATED OPERATIONS
(In Thousands, Except Per Share Amounts)

                                                                                 Year Ended December 31,
                                                                       1996               1995               1994
                                                                     --------           --------           --------
Sales                                                                $ 68,650           $ 71,236           $ 69,891

Expenses
    Cost of products                                                   52,694             54,872             51,849
    Selling, general and administrative                                14,817             15,099             15,857
                                                                     --------           --------           --------
                                                                       67,511             69,971             67,706
                                                                     --------           --------           --------
Operating income                                                        1,139              1,265              2,185

Other expenses (income)
    Interest expense                                                      746              1,022                513
    Net (gains) losses on investments                                     643               (184)                35
    Other income (  )                                                    (395)                (4)              (213)
                                                                     --------           --------           --------
                                                                          994                834                335
                                                                     --------           --------           --------

       Income (loss) from continuing operations
        before income taxes                                               145                431              1,850

Income Taxes                                                              330                173                693
                                                                     --------           --------           --------

       Income (loss) from continuing operations                          (185)               258              1,157

Discontinued Operations
    Loss (  ) from discontinued operations
       net of income tax benefit                                       (2,009)              (339)              (710)
    Gain (loss) on disposal of discontinued segments
       net of income taxes (benefit)                                   (1,832)             1,193             (1,505)
                                                                     --------           --------           --------
                                                                       (3,841)               854             (2,215)
                                                                     --------           --------           --------

       Net Income (Loss)                                             $ (4,026)           $ 1,112            $(1,058)
                                                                     ========           ========           ========


Earnings (Loss) Per Share of Common Stock
    Continuing operations                                              $ (.04)            $  .05             $  .23
    Discontinued operations                                              (.75)               .17               (.44)
                                                                       ------             ------             ------
         Net Income (Loss)                                             $ (.79)            $  .22             $ (.21)
                                                                       ======             ======             ======


See notes to consolidated financial statements.

ADAGE, INC.
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In Thousands)



                                                                                 Year Ended December 31,
                                                                       1996               1995               1994
                                                                     --------           --------           --------
Common Stock
    Beginning of year                                                $  3,073           $  3,059           $  3,053
    Shares issued                                                           3                 14                  6
                                                                     --------           --------           --------
      End of year                                                       3,076              3,073              3,059

Additional Capital
    Beginning of year                                                  20,477             20,349             20,314
    Excess of market price over par value of
     shares issued                                                         23                128                 35
                                                                     --------           --------           --------
       End of year                                                     20,500             20,477             20,349

Retained Earnings
    Beginning of year                                                   9,664              8,552              9,641
    Net income (loss)                                                  (4,026)             1,112             (1,058)
    Dividends on subsidiary's preferred stock                               -                  -                (31)
                                                                     --------           --------           --------
       End of year                                                      5,638              9,664              8,552

Unrealized Loss on Investment Securities
    Beginning of year                                                     594               (724)              (529)
    Increase (decrease) in aggregate market value of
      investment securities - available for sale                            -                130               (195)
    Available for sale investment reclassified
      as trading                                                         (594)                 -                  -
                                                                     --------           --------           --------
       End of year                                                          -               (594)              (724)
                                                                     --------           --------           --------

         Total Stockholders' Equity                                  $ 29,214           $ 32,620           $ 31,236
                                                                     ========           ========           ========


See notes to consolidated financial statements.

ADAGE, INC.
STATEMENT OF CONSOLIDATED CASH FLOWS
(In Thousands)

                                                                                   Year Ended December 31,
                                                                            1996             1995            1994
                                                                         ---------        ---------        --------
Cash Flows from Operating Activities
   Net income (loss)                                                      $ (4,026)         $ 1,112        $ (1,058)
   Adjustments to reconcile net income (loss) to
    net cash from operations
      Depreciation and amortization                                          2,762            2,375           3,201
      (Gain) loss on disposal of discontinued segments                       1,832           (1,992)          2,430
      (Gain) loss on disposal of property and
       equipment, and other assets                                            (354)             (12)             16
      Net loss on investment securities                                        643               74               -
      Minority interest in income of subsidiary                                  -                -             164
      Deferred income taxes                                                   (700)             449            (782)
      Valuation allowance on real estate of discontinued
         segment                                                             1,300                -               -
      Other                                                                     39               14              53
   Changes in current assets and liabilities
      Accounts receivable                                                   (2,002)           1,377          (2,147)
      Inventories                                                            2,323           (1,109)         (3,082)
      Accounts payable                                                      (1,356)          (2,705)          8,028
      Other current assets and liabilities                                     175           (1,181)           (540)
      Discontinued segments-noncash charges and
       working capital changes                                                (478)             928          (1,023)
                                                                         ---------        ---------        --------
         Cash Provided by (Used in) Operating Activities                       158             (670)          5,260
                                                                         ---------        ---------        --------

Cash Flows from Investing Activities
   Purchases of property and equipment                                      (1,352)            (734)         (1,929)
   Proceeds from disposals of property and equipment                           700               18               4
   Proceeds from sale of subsidiary                                              -            6,789               -
   Sales of real estate of discontinued segments                             1,176                -               -
   Investing activities of discontinued segments                              (182)               -             (86)
                                                                         ---------        ---------        --------
        Cash Provided by (Used in) Investing Activities                        342            6,073          (2,011)
                                                                         ---------        ---------         -------

Cash Flows from Financing Activities
   Repayment of debt and capital lease obligations                          (3,166)          (3,986)         (2,912)
   Net increase (decrease) in revolving credit lines                         3,195           (1,559)           (181)
   Deferred financing charges                                                 (100)             (50)              -
   Proceeds from issuance of common stock                                       26              142               -
   Financing activities of discontinued segments                               (87)               -             (11)
                                                                         ---------        ----------       ---------
        Cash Provided by (Used in) Financing Activities                       (132)          (5,453)         (3,104)
                                                                         ---------        ---------        --------

Increase (decrease) in cash                                                    368              (50)            145
Cash, Beginning of Year                                                        134              184              39
                                                                         ---------        ---------        --------

   Cash, End of Year                                                     $     502        $     134        $    184
                                                                         =========        =========        ========


Supplemental Disclosure:
   Interest paid                                                         $   1,352        $   1,835        $  1,418
                                                                         =========        =========        ========
   Income taxes paid                                                     $       4        $      42        $    145
                                                                         =========        =========        ========

See notes to consolidated financial statements.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE A         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation - The accounts of the Company and its controlled subsidiaries have been included in the consolidated financial statements. When the control of a subsidiary is considered to be temporary or the company owns less than the majority of the outstanding stock of a subsidiary, the equity method is used to account for the investment. All significant intercompany balances and transactions have been eliminated.

               Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

               Investment Securities - Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and carried at fair value, with unrealized gains and losses included in earnings. Other equity securities are classified as "available for sale" and carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses are computed by the specific identification method on a trade-date basis.

               The classification of investment securities is determined by management at the date of purchase. When the Company subsequently changes its purpose for holding the security, it is transferred among classifications at the fair value at the date reclassified.

               Property, Plant and Equipment - Property, plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful life of existing property, plant and equipment. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is credited or charged to income.

               Depreciation - The Company provides for depreciation of property, plant and equipment at rates designed to allocate the cost over the estimated useful lives of the assets. Depreciation is generally computed on the straight-line method using lives of 3 to 20 years on machinery and equipment, 5 to 30 years on buildings and improvements. The Company revised the estimated useful life of some of its equipment from 5 to 8 years as of January 1, 1996. This increased operation income by $117,000, net income by $73,000 and earnings per share for 1996 by $.01 per share.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE A         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               Deferred Financing Charges - These include costs incurred to obtain financing. These costs are amortized over the life of the loans using the interest method for term loans and straight-line method for lines of credit.

               Cash Flows - Cash includes time deposits, certificates of deposit and highly liquid marketable securities with original maturities of less than three months.

               Real Estate - A portion of the real estate held by the Company is for sale. This real estate is valued at lower of cost or estimated net realizable value.

               Cost in Excess of Net Assets of Businesses Acquired - Cost in excess of net assets of businesses acquired is being amortized over 25 years.

               Income Taxes - The Company files a consolidated federal income tax return with its subsidiaries in which it owns 80% or more of the outstanding capital stock.

               Income taxes are recognized for the tax consequences of all events that have been recognized in the financial statements, calculated based on provisions of enacted tax laws, including the tax rates in effect for current or future years. Deferred tax assets are recognized subject to an assessment as to future realizability.

               Concentration of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of trade receivables and short-term and long-term investments. The Company's two operating segments, wireless equipment and paper manufacturing, sell to different classes of customers and have different credit exposures which are described in Note L.

               At December 31, 1996 and 1995 the carrying value of trade receivables approximated fair value.

               Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE A         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               Earnings Per Share - Earnings per share are computed on the weighted average number of shares of common stock and common stock equivalents outstanding during the years (5,125,637, 5,105,860, and 5,106,846, in 1996, 1995 and 1994, respectively).

               Common Stock - Par value $.60 per share; authorized 10,000,000 shares, issued and outstanding 5,129,150 shares and 5,121,535 shares at December 31, 1996 and 1995, respectively.

               Implementation of New Financial Accounting Standards - Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS No. 121 requires that impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Adoption of this statement did not affect the Company's consolidated results of operations.

               Effective January 1, 1996 the Company adopted FAS No. 123, "Accounting for Stock Based Compensation." This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB Opinion No. 25. The use of FAS No. 123 would have no material effect on the Company's consolidated financial statements.

               Fair Value of Financial Instruments - Cash and cash equivalents are carried at approximate fair value.

               The Company determines the fair values of its investment securities based on quoted market values.

               Short-term borrowings are carried at approximate fair value and the rates are based on market interest indicators. The fair value of long-term was based on estimated quoted market prices.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE A         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               Presentation - Prior years' financial statements have been restated to conform with current presentation. Dollars are stated in thousands (000 omitted) except for nontabular amounts in the notes to the consolidated financial statements and per share data.

NOTE B         INVENTORIES

               Inventories consisted of the following:
                                                                                      December 31,
                                                                               1996                  1995
                                                                            ---------              --------
                     Raw materials                                          $   7,424              $  7,260
                     Work in process                                            3,286                 3,832
                     Finished goods                                             5,509                 7,459
                     Discontinued segment                                           -                 2,710
                                                                            ---------              --------
                                                                            $  16,219              $ 21,261
                                                                            =========              ========


               Inventory of the wireless equipment subsidiary, although higher than optimal operating levels, was reduced to $14,485,000 at December 31, 1996 from $15,200,000 the previous year. During the year management implemented a program to reduce inventory to desired levels. This program is continuing in 1997. Management believes no loss will be incurred in the near term upon disposition of the inventory.

               Discontinued segment inventories consisted of the following at December 31, 1995:


                     Raw materials                                                                  $ 1,428
                     Work in process                                                                     52
                     Finished goods                                                                   1,230
                                                                                                    -------
                                                                                                    $ 2,710
                                                                                                    =======

NOTE C         INVESTMENT SECURITIES

               During 1996 the long-term investment - available for sale at December 31, 1995, had a market decline which was considered other than temporary and management reclassified this investment as current - trading. The market decline was recognized as a reduction in cost and reported with net (gains) losses on investments in the statement of consolidated operations.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE C         INVESTMENT SECURITIES (continued)

               Investment securities at December 31 were as follows:

                                                                   1996                              1995
                                                           Basis         Market              Basis         Market
                                                         ---------      ----------          --------       --------
               Common stocks:
                 Current - trading                       $     550        $    723          $    177       $    177
                 Long-term - available for sale                  -               -             1,229            634
                                                         ---------        --------          --------       --------
                                                         $     550        $    723          $  1,406       $    811
                                                         =========        ========          ========       ========


                                                                              1996           1995           1994
                                                                            -------         ------         ------
               Gross unrealized gains (losses) on invest-
                 ment securities - available for sale
                 included in stockholders' equity were:                      $   -          $(594)        $  (724)
                                                                             =====          =====         =======
               Realized gains and changes in unrealized gains or losses included in investment income were as follows:

                                                                              1996           1995           1994
                                                                             ------         ------         ------
               Realized gains (losses) on investment securities              $  39          $ 108         $     -
               Reduction in cost of available for sale invest-
                 ment transferred to trading                                  (855)             -               -
               Unrealized gains (losses) on trading invest-
                 ment securities                                               173             76             (35)
                                                                             -----          -----         -------
                                                                             $(643)         $ 184         $   (35)
                                                                             =====          =====         =======

NOTE D         PROPERTY, PLANT AND EQUIPMENT

               Depreciation expense on property, plant and equipment for the years ended December 31, 1996, 1995 and 1994 was $2,109,000,
               $2,088,000 and $2,912,000, respectively.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE E         DEBT

               The debt at December 31 consisted of the following:

               Bank revolving line of credit agreement expiring February 27, 1999 with availability based on collateral levels to $15,000,000 reduced by outstanding letters of credit and bank acceptances funded by the line. The agreement is secured or guaranteed by substantially all the assets of the Company. The credit agreement requires among other things maintenance of financial ratios and limits certain expenditures. Interest varies according to a selection of market interest rates on amounts outstanding and .25% on the unused portion of the line.


                                                                                          1996               1995
                                                                                        --------           --------
            Revolving line of credit.  At December 31, 1996
            the interest rate was 8.03%.                                                $ 12,571           $  9,376

                     Term loan portion of line of credit agreement
                     repaid on February 27, 1996 required monthly
                     payments of $116,667 plus interest.                                       -              2,094

               Financing obligations secured by equipment of the
               paper manufacturing subsidiary due in monthly install-
               ments to 1999.  Interest at December 31, 1996 was
               9.95%.                                                                        666              1,371
                                                                                        --------           --------

                    Total debt                                                            13,237             12,841
                    Amounts classified as current liabilities                                293                920
                                                                                        --------           --------
                      Long-term debt                                                    $ 12,944           $ 11,921
                                                                                        ========           ========

               As of December 31, 1996 and 1995 the Company had approximately $500,000 and $3,000,000 of unused lines of credit available.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE E         DEBT (continued)

               On February 27, 1997 the Company entered into a commercial mortgage in the amount of $4,312,500. $2,000,000 of the mortgage was used to reduce the bank revolving line of credit, the balance will be used to fund the construction of a 30,000 square foot addition to the company's wireless communication manufacturing facility in West Melbourne, Florida which is expected to be completed in the third quarter of 1997. The mortgage is secured by the West Melbourne, Florida property. Interest is payable monthly on outstanding borrowings at a rate which varies according to selected market interest rates. Monthly principal repayments of $12,222 are required beginning July 1, 1997 until July 1, 2012 when the outstanding balance will be due.

               Maturities of long-term debt for the succeeding four years which reflect the February 27, 1997 financing are:

                        1998                                  $   389
                        1999                                   10,848
                        2000                                      147
                        2001                                      147

NOTE F         LEASES

               The Company leases equipment and real estate under capital and operating leases. These leases require payment of all maintenance costs.

               Property, plant and equipment includes equipment purchased under capital leases at December 31:
                                                      1996            1995
                                                     ------          ------
                   Cost                              $2,058          $1,751
                   Accumulated depreciation             403             173
                                                     ------          ------
                      Net carrying value             $1,655          $1,578
                                                     ======          ======

               The Company occupies certain properties under long-term leases which expire at various dates. Total rental expense for the years ending December 31, 1996, 1995 and 1994 amounted to $728,000, $718,000 and $1,195,000, respectively.

               One of the operating leases is for a sales and support facility whose functions will be moved to the West Melbourne, Florida facility when its addition is completed. The net book value of the leasehold improvements at the expected date of abandonment

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE F         LEASES (continued)

               in 1997 and the lease termination fee totaling $110,000 were charged to operations in 1996.

               Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Future minimum payments, by year and in the aggregate under capital and non-cancelable operating leases with initial remaining terms of one year or more consisted of the following at December 31, 1996:


                                                                                       Capital           Operating
                                                                                       Leases             Leases
                                                                                      --------            -------
                     1997                                                             $    729            $   548
                     1998                                                                  512                394
                     1999                                                                  329                367
                     2000                                                                  327                169
                     2001                                                                  163                 27
                     Future years                                                            -                 29
                                                                                      --------            -------
                     Total minimum lease payments                                        2,060            $ 1,534
                                                                                                          =======
                     Amounts representing interest                                        (356)
                                                                                      --------
                     Present value of net minimum lease payments                         1,704
                     Less current maturities                                               575
                                                                                      --------
                     Long-term obligations under capital leases                       $  1,129
                                                                                      ========


NOTE G         PENSION PLANS

               The Company participates in a multi-employer pension plan. The plan provides defined benefits for those employees covered by two collective bargaining agreements. Contributions for employees are based on hours worked at rates set in the bargaining agreements. If the Company curtailed employment or withdrew from the multi-employer plans, a withdraw liability may be incurred. The amount of such liability, if any, cannot be presently determined. Total amounts charged to pension expense and contributed to the multi-employer plan were $145,000, $174,000, and $166,000 for 1996, 1995 and 1994, respectively.

               The Company sponsors participant contributory retirement plans
               (401k) which are available to employees not covered by union plans; the Company's contributions to these plans is either a percentage of the participants salary or basic amount which totaled $245,000, $429,000 and $369,000 for 1996, 1995 and 1994,
               respectively.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE H         INCOME TAXES

               The provisions for income taxes for the years ended December 31 are based on income (loss) from continuing operations before income taxes as follows:


                                                                      1996           1995            1994
                                                                     ------          -----          ------
                    Current
                      Federal                                        $    -          $ 255          $    -
                      State                                               -             40             134
                                                                     ------          -----          ------
                                                                       -               295             134
                    Deferred
                      Federal                                          (670)           371            (792)
                      State                                             (30)            78             (75)
                                                                     ------          -----          ------
                                                                       (700)           449            (867)
                                                                     ------         ------          ------
                                                                     $ (700)        $  744          $ (733)
                                                                     ======         ======          ======

               The provision for income taxes is provided in the statement of consolidated operations as follows:

                                                                      1996           1995            1994
                                                                     ------          -----          ------
                    Income (loss) from continuing
                      operations                                     $  330        $   173          $  693
                    Income taxes (benefit) netted with:
                      Loss from discontinued
                        operations                                   (1,030)          (228)           (501)
                      Gain (loss) on disposal of discon-
                        tinued segment                                    -            799            (925)
                                                                     ------         ------          ------
                                                                     $ (700)       $   744          $ (733)
                                                                     ======        =======          ======

               The components of consolidated income taxes (benefit) for the years ended December 31 are as follows:

                                                                      1996           1995            1994
                                                                     ------          -----          ------
                    Federal income taxes (benefit) at
                      statutory rates                                 (34.0)%         34.0%         (34.0)%
                    State income taxes (benefit) net of
                      federal income tax benefit                       (3.6)           4.0           (4.9)
                    Valuation allowance for capital loss
                      carryover utilization                            18.1              -              -
                    Limited use state capital losses                    1.9              -              -
                    Permanent differences and other                     2.2            2.1           (2.0)
                                                                      -----          -----          -----

                       Effective Income Tax Rate                      (15.4)%         40.1%         (40.9)%
                                                                      =====          =====          =====

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE H         INCOME TAXES (continued)

               The deferred tax effect of temporary differences between financial and tax reporting at December 31 is as follows:


                                                                                        1996                1995
                                                                                       -------            -------
                   Deferred Tax Assets
                     Operating loss carryovers                                         $ 3,388            $ 2,720
                     Unrealized capital losses
                       Disposal of segment                                                 670                  -
                       Investment losses                                                   230                  -
                     Asset reserves
                       Bad debts                                                           123                328
                       Inventory reserve                                                   388                451
                       Inventory capitalization                                            208                262
                       Real estate sales                                                   988                548
                     Accrued expenses
                       Compensated absences                                                318                304
                       Health insurance claims                                             161                169
                       All other                                                           209                103
                                                                                       -------            -------
                                                                                         6,683              4,885
                   Deferred tax liabilities
                     Depreciation                                                         (613)              (415)
                   Valuation allowances                                                 (2,200)            (1,300)
                                                                                       -------            -------

                       Net deferred tax assets                                         $ 3,870            $ 3,170
                                                                                       =======            =======

               Valuation allowances against deferred tax assets are required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists with respect to future realization of the total deferred tax assets due to annual limitation of deductibility and expiration of loss carryforwards, and because realization of this asset is contingent on future earnings. In addition, capital losses can only be utilized to offset capital gains in the year realized and are limited in carryovers, if unused, to offset future capital gains to the five following years. The Company believes that the likelihood of realizing future capital gains within the carryover period is remote. Therefore, the Company established valuation allowances relating to the realization of its deferred tax assets. The net amount of the deferred tax asset considered realizable, however, could vary in the near term if estimates of future taxable income or capital gains during the carryforward periods change.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE H         INCOME TAXES (continued)

               Part of the Federal loss carryforward is attributed to the prior operation of the wireless electronic subsidiary. This loss carryforward is limited to a tax benefit of approximately $320,000 per year. If unused, the federal and state tax loss carryforward benefit (at current rates) expires in the following years:

                   2004 - $1,177,000;  2005 - $1,436,000;  2006 - $363,000; 2009
                - $5,000; 2010 - $90,000; 2011 - $317,000

NOTE I         RELATED PARTY TRANSACTIONS

               The Company leased its headquarters and leases a manufacturing facility from a corporation controlled by officers of the Company (affiliate). Rentals under these leases were $230,000, $239,000, and $274,000 for the years ending December 31, 1996, 1995, and 1994, respectively. The Company managed rental properties owned by the affiliate and other companies controlled by the officers for fees related to a percentage of gross rents plus a percentage of new leases signed. Property management fees received by the Company during 1996, 1995 and 1994 from related parties were $133,000, $124,000 and $154,000, respectively.

               Included in future minimum lease payments is $225,000 for non-cancelable operating leases due to the affiliate.

               During 1994 the Company's discontinued real estate development and management segment sold development land to an entity that was controlled by the Company's principal shareholder for $380,000.

NOTE J         SUPPLEMENTAL CASH FLOW INFORMATION

               Property, plant and equipment acquisitions were debt financed; 1996 - $355,000, 1995 - $920,000, and 1994 -$652,000.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE K         COMMITMENTS

               The paper manufacturing subsidiary company purchases steam from a company which has an electric/steam co-generation plant on the subsidiary's property. The subsidiary will purchase steam to the year 2012 at one half the subsidiary's 1986 steam generation cost adjusted for changes in the cost of fuels from the 1986 base. The Company, as part of this agreement, leased approximately 5 acres to the co-generation company to 2012 and has a 20 year renewal period of the steam purchase agreement. The annual rental is $1.

NOTE L         SEGMENT INFORMATION

               The Company operates principally in two manufacturing industries: wireless equipment; and paper. The real estate development and management segment was discontinued in 1994, the steel processing subsidiary was sold in 1995, and the specialty manufacturing segment was discontinued in 1996. The Company's operations in industry segments are as follows:

                   Wireless equipment - electronic wireless communication
                     equipment

                   Paper - recycled paperboxboard and printed folding cartons

                   Other industries - management, investing and financing
               subsidiary activities; assets consist primarily of cash, short-term investments and loans to subsidiaries

               Operating profit (loss) is total revenue less operating expenses. Total revenue by industry includes inter-segment sales. In computing operating profit, none of the following items have been added or deducted: general corporate expenses; interest expense; income taxes; equity in loss of unconsolidated subsidiary income or loss on discontinued operations.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE L         SEGMENT INFORMATION (continued)

                                                                       1996               1995               1994
                                                                     --------           --------           --------
                Net Revenues
                 Wireless equipment                                  $ 49,247           $ 44,666           $ 47,249
                 Paper manufacturing                                   23,134             28,585             25,496
                 Other industries                                           -                  -                  -
                 Inter-segment elimination                             (3,731)            (2,015)            (2,854)
                                                                     --------           --------           --------
                     Consolidated                                      68,650             71,236             69,891

               Operating Profit (Loss)
                 Wireless equipment                                  $  1,730          $     894           $  1,436
                 Paper manufacturing                                      460              1,319              1,302
                 Other industries                                      (1,192)              (916)              (436)
                 Inter-segment elimination                               (107)               156                 61
                                                                     --------           --------           --------
                     Consolidated                                         891              1,453              2,363

               Assets
                 Wireless equipment                                  $ 32,759           $ 30,448           $ 32,281
                 Paper manufacturing                                   11,779             13,252             13,714
                 Other industries                                       2,112              2,283              2,397
                 Inter-segment elimination                               (480)             1,431               (573)
                 Discontinued segments                                  5,883             10,123             31,093
                                                                     --------           --------           --------
                     Consolidated                                      52,053             57,537             78,912

               Depreciation
                 Wireless equipment                                  $    950          $     933           $    956
                 Paper manufacturing                                    1,043              1,047              1,127
                 Other industries                                           9                  9                 16
                 Discontinued segments                                    107                 99                813
                                                                     --------           --------           --------
                     Consolidated                                       2,109              2,088              2,912

               Purchases of Property, Plant and Equipment
                 Wireless equipment                                  $    904           $  1,227           $  1,451
                 Paper manufacturing                                      486                337                336
                 Other industries                                           -                  -                  -
                 Discontinued segments                                    182                 90                794
                                                                     --------           --------           --------
                     Consolidated                                       1,572              1,654              2,581

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE L         SEGMENT INFORMATION (continued)

               Sales by geographic region and government - exclusive of inter segment eliminations:

                                                                    Wireless              Paper
                                                                  Communication       Manufacturing    Consolidated
                                                                  -------------       -------------    ------------
               1996
                  United States and Canada -
                    commercial                                        $29,105            $23,134            $52,239
                  U.S. Government agencies                             10,124                                10,124
                  Europe and Middle East                                4,057                                 4,057
                  Brazil                                                1,849                                 1,849
                  India                                                   381                                   381
                                                                      -------            -------            -------
                                                                       45,516             23,134             68,650
               1995
                  United States and Canada -
                     commercial                                        29,571             28,585             58,156
                  U.S. Government agencies                              9,690                                 9,690
                  Europe and Middle East                                2,580                                 2,580
                  Brazil                                                  809                                   809
                  India                                                     1                                     1
                                                                      -------            -------            -------
                                                                       42,651             28,585             71,236
               1994
                  United States and Canada -
                     commercial                                        33,758             25,496             59,254
                  U.S. Government agencies                              6,537                                 6,537
                  Europe and Middle East                                2,075                                 2,075
                  Brazil                                                1,339                                 1,339
                  India                                                   686                                   686
                                                                      -------            -------            -------
                                                                       44,395             25,496             69,891

               Credit Exposure

               Wireless Equipment

               Trade receivables are primarily short-term receivables which arise in the normal course of business from government agencies, domestic public utilities and domestic and foreign independently owned and operated dealers and manufacturers. The Company performs regular credit evaluations of its dealers and manufacturers. The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The Company does make use of various devices such as security agreements and letters of credit to protect its interest as it deems necessary. At December 31, 1996 approximately 10% of the Company's trade receivables were from a dealer in Brazil and approximately 7% of the Company trade receivables were from other foreign dealers and manufacturers.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE L         SEGMENT INFORMATION (continued)

               Paper Manufacturing

               Trade receivables are primarily short-term receivables which arise in the normal course of business from paper converters and manufacturers purchasing cartons located in the northeastern United States. The Company performs regular credit evaluations of its customers. The Company generally does not require collateral, and the majority of its trade receivables are unsecured. No single customer represented a significant concentration of risk at December 31, 1996.

NOTE M         STOCK OPTION AND OTHER STOCK PLANS

               Adage has two plans whereby eligible officers, directors and employees can be granted options for future purchases of Adage common stock at the market price on the grant date. The options, if not exercised within a five year period, expire. Other conditions and terms apply to stock option plans.

               The following is a summary of all stock option plans:

                                                                                            Options Outstanding
                                                                                                          Option Price
                                                                                      Shares                Per Share
                                                                                      ------                ---------
               Year ended December 31, 1994
                 Outstanding at January 1, 1994                                       145,465              $3.61-$9.50
                 Options granted                                                      160,830                     4.62
                 Options expired                                                       (2,500)                    9.50
                                                                                      -------              -----------
                   December 31, 1994                                                  303,795              $3.61-$7.87

               Year ended December 31, 1995
                 Options exercised                                                     (2,674)                   $3.61
                 Options expired                                                      (65,418)                    7.87
                                                                                      -------              -----------
                   December 31, 1995                                                  235,703              $3.61-$7.87

               Year ended December 31, 1996
                 Options granted                                                       13,666              $4.00-$4.06
                 Options exercised                                                     (7,640)                    3.61
                 Options expired                                                       (9,096)              5.62- 7.87
                                                                                      -------              -----------
                   December 31, 1996                                                  232,633              $3.61-$6.88
                                                                                      =======              ===========

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996




NOTE M         STOCK OPTION AND OTHER STOCK PLANS (continued)

               Shares become exercisable as options vest. Currently 160,230 options are exercisable. Future vesting is as follows:

                         1997                           44,668
                         1998                           23,026
                         1999                            3,417
                         2000                            1,292

               At December 31, 1996, 468,061 of unissued options were available under the two plans.

               Adoption of FAS No. 123 would have no material effect on pro forma net income or loss or earnings per share for years presented. No compensation cost has been recognized for stock based compensation awards.

NOTE N         DISCONTINUED OPERATIONS

               Real Estate Development and Management

               In February 1995 the Company formulated a Plan to discontinue its real estate development and management business segment. This segment included subsidiaries which each own a particular real estate development ("development"), to be sold in subdivided units as improved commercial land, or completed residential or commercial properties. The Plan anticipates that each development will be separately sold to different buyers and some unit sales will occur in the normal course prior to the sale of the development. In 1994 the Company recorded a pretax estimated loss on disposal of discontinued businesses of $2,450,000 which included valuation allowances of $2,150,000 and a provision of $300,000 for costs expected to be incurred prior to the sales. Prior years have been restated to include the Company's real estate development and management business segment as a discontinued operation.

               In December, 1996 the Company revised the estimate of net realizable value of the remaining completed properties, properties under construction and lots available for construction given the current real estate market conditions in the areas of southeastern Pennsylvania where the real estate developments are located. As a result, a charge to discontinued operations amounting to $1,300,000 ($860,000 net of tax) was recorded at December 31, 1996. This charge had no effect on cash flow of the Company and increased loss per share for 1996 by $.17 per share.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE N         DISCONTINUED OPERATIONS (continued)

               The net assets held for sale represents the total assets less related liabilities to be divested by the Company at estimated net realizable values.

               A summary of the net assets held for sale at December 31 is as follows:

                                                                                       1996            1995
                                                                                     -------         -------
                    Current Assets                                                   $  171          $  293
                    Completed properties, properties under
                      construction and lots available for
                      construction                                                    7,630           8,706
                    Real estate mortgages                                            (1,839)         (1,752)
                    Other liabilities                                                  (136)           (251)
                                                                                     ------          ------
                        Net Assets                                                    5,826           6,996
                        Reserves                                                      2,920           1,620
                                                                                     ------          ------
                          Net Assets held for sale                                   $2,906          $5,376
                                                                                     ======          ======

               The realization of the net assets held for sale is contingent on concluding sales and obtaining approval of mortgage holders. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

               Summarized results of operation and financial position data of the real estate development and management business segment's discontinued operations were as follows:


                                                                        1996          1995             1994
                                                                      --------     ----------        -------
               Results of operations
                 Net revenues                                         $     -      $        -         $2,615
                 Operating profit (loss)                               (1,300)                          (370)
                 Loss before income taxes                              (1,300)                        (1,178)
                 Income taxes (benefits)                                 (440)                          (445)
                                                                      --------     ----------        -------
                   Net loss from discontinued operations              $  (860)     $        -        $  (733)
                                                                      =======      ==========        =======

               Specialty Manufacturing

               In December 1996 the Company agreed in principal to sell its specialty manufacturing segment subsidiary to an officer and director of the Company. The sale which is conditional upon the buyer obtaining the necessary financing is anticipated to be concluded in the second quarter of 1997. A loss on the sale of $1,832,000 (pre-tax and after-tax) was recorded in December 31, 1996. This change had no effect on cash flow of the Company and increased loss per share for 1996 by $.36 per share.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996




NOTE N         DISCONTINUED OPERATIONS (continued)

               Summarized results of operations and financial position data for the specialty manufacturing business segment's discontinued operations were as follows:

                                                                       1996           1995            1994
                                                                     --------       --------        ------
               Results of operations
                 Net revenues                                         $11,212         $10,952       $ 10,528
                 Operating profit (loss)                                 (715)           (898)          (395)
                 Income (loss) before income taxes                     (1,738)         (1,740)        (1,075)
                 Income taxes (benefit)                                  (590)           (698)          (440)
                                                                      -------         -------       --------
                   Net (loss) from discontinued
                      operations                                      $(1,148)        $(1,042)      $   (635)
                                                                      =======         =======       ========

               Financial position and net asset held for sale at December 31:


                                                                       1996           1995
                                                                     --------       --------
               Current asset                                          $ 4,679       $  4,125
               Net property and equipment                                 311            236
               Intangible assets                                            -            724
               Current liabilities                                     (1,113)        (1,111)
                                                                      -------       --------
                     Net assets of discontinued operation               3,877       $  3,974
                                                                                     =======
                      Valuation allowance                                (900)
                                                                      -------
                          Net Assets held for sale                    $ 2,977
                                                                      =======

               Steel Processing

               In August 1995 the Company sold its steel processing business segment for approximately $6,789,000 in cash. The gain on the sale was $1,193,000 after income tax expense of $779,000. Prior years have been restated to include the Company's former steel processing business as a discontinued operation.

               Summarized results of operations and financial position data for the steel processing business segment's discontinued operations were as follows:

                                                                       1995           1994
                                                                     --------        ------
               Results of operations
                 Net revenues                                         $34,285       $46,624
                 Operating profit                                       5,095         6,078
                 Income before income taxes                             1,173         1,302
                 Income taxes                                             470           480
                 Minority interest                                          -           164
                                                                      -------       -------
                   Net income from discontinued operations            $   703       $   658
                                                                      =======       =======

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE O         CONTINGENT LIABILITIES

               From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

               Environmental

               The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, water emissions and waste disposal.

               General Insurance

               Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

               Former Affiliate

               In 1993 a civil action was brought against the Company by a plaintiff to recover losses sustained on notes of a former affiliate. The plaintiff alleges violations of federal securities and other laws by the Company in collateral arrangements with the former affiliate. In response, the Company filed a motion to dismiss the complaint in the fall of 1993, which the court has yet to rule. In February 1994 the plaintiff executed and circulated for signature, a stipulation of voluntary dismissal. After the stipulation was executed the plaintiff refused to file the stipulation with the court. Subsequently the Company and others named in the complaint filed a motion to enforce their agreement with the plaintiff. The court has also yet to rule on that motion.

               In a second related action, an adversarial action in connection with the bankruptcy proceedings of the former affiliate has been filed. In response to that complaint the Company filed a motion to dismiss for failure to state a cause of action. Although the motion for dismissal was filed during 1994, the bankruptcy court has not yet ruled on the motion. The range of potential loss, if any, as a result of these actions cannot be presently determined.

ADAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE O         CONTINGENT LIABILITIES (continued)

               In February 1996 the liquidator of the former affiliate filed a complaint claiming intentional and negligent conduct by the Company and others named in the complaint caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. The complaint does not specify damages but an unfavorable outcome could have a material adverse impact on the Company's financial position. The range of potential loss, if any, cannot be presently determined.

               Management, with the advice of counsel, believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                    PART III

               Certain information required by Part III is omitted from this Report and will be contained in the Company's definitive proxy statement with respect to the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and is hereby incorporated by reference thereto.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               For information with respect to the executive officers of the Registrant, reference is made to "Executive Officers of the Registrant," set forth in ITEM 4A of PART I of this Annual Report on Form 10-K. The balance of the information required by this Item will be contained in the Proxy Statement and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this Item will be contained in the Proxy Statement and is hereby incorporated by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               The information required by this Item will be contained in the Proxy Statement and is hereby incorporated by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item will be contained in the Proxy Statement and is hereby incorporated by reference thereto.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K


               (a)  The following documents are filed as a part of this Report:

                    1. Financial Statements. The following Consolidated Financial Statements of Adage and Report of Independent Public Accountants are filed as part of this Report:

Independent Auditor's Report
Consolidated Balance Sheet - December 31, 1996 and 1995
Statement of Consolidated Operations - Years Ended December 31, 1996, 1995, and
    1994
Statement of Consolidated Stockholders' Equity - Years Ended December 31,
    1996, 1995 and 1994
Statement of Consolidated Cash Flows - Years Ended December 31, 1996, 1995
    and 1994
Notes to Consolidated Financial Statements


                    2. Financial Statement Schedules. The following financial statement schedules of Adage for the years ended December 31, 1996, 1995, and 1994 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Adage:

Schedule V      - Property, Plant and Equipment
Schedule VI     - Accumulated Depreciation, Depletion and Amortization
Schedule VIII   - Valuation and Qualifying Accounts
Schedule IX     - Short-term Borrowings
Schedule X      - Supplementary Income Statement Information
Schedule XI     - Real Estate and Accumulated Depreciation
Schedule XII    - Mortgage Loans on Real Estate


                    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                    3. Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

EXHIBIT
NUMBER
3(a)  -        Articles of Incorporation of the Company (Filed as Exhibit 3(a) to the Company's
               Registration Statement on Form S-4, File No. 33-31797 and incorporated herein by reference).

3(b)  -        By Laws of the Company, as amended (Filed as Exhibit 3(b)) to the Company's
               Registration Statement on Form S-4, File No. 33-31797 and incorporated herein by reference).

10(a)* -       1988 Stock Plan, as amended (Filed as Exhibit 10(m) to the Company's Annual Report
               on Form 10-K for the fiscal year ended April 2, 1988 and incorporated herein by reference).

10(b)* -       1988 Non-Employee Director Stock Option Plan (Filed as Exhibit 10(o) to the
               Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 and incorporated herein by reference).

10(c)* -       Adage, Inc. 1996 Stock Option Plan For Non-Employee Directors.
      **

10(d)** -      Loan and Security Agreement dated February 27, 1996 between Adage, Inc., Allister
               Manufacturing Co., Inc., Fort Orange Paper Company, Inc., Relm Communications
               Inc., Redgo Properties, Inc. and UJB Financial Corp.

21**  -        Subsidiaries of the Registrant.

23**  -        Consent of MacDade Abbott LLP.

27**  -        Financial Data Schedule.

----------
* Compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
** Filed herewith.

               (b)  Report on Form 8-K

                    No Reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: April 14, 1997                                ADAGE, INC.

                                                    By:/s/Donald F.U. Goebert
                                                       ----------------------
                                                       Donald F.U. Goebert,
                                                       Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.


   SIGNATURES                 TITLE                                           DATE
/s/Donald F. U. Goebert       Chairman, President                          April 14, 1997
-----------------------       and Director
Donald F. U. Goebert          (Principal Executive
                              Officer)

/s/Robert T. Holland          Vice President -                             April 14, 1997
----------------------        Finance, Secretary
Robert T. Holland             and Director
                              (Principal Financial
                              and Accounting Officer)

/s/Buck Scott                 Director                                     April 14, 1997
-----------------------
Buck Scott

/s/James C. Gale              Director                                     April 14, 1997
-----------------------
James C. Gale

/s/Robert L. MacDonald        Director                                     April 14, 1997
-----------------------
Robert L. MacDonald

/s/Ralph R. Whitney, Jr       Director                                     April 14, 1997
-----------------------
Ralph R. Whitney, Jr.

/s/Joel A. Schleicher         Director                                     April 14, 1997
-----------------------
Joel A. Schleicher

/s/George Benjamin            Director                                     April 14, 1997
-----------------------
George Benjamin

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE V
Property, Plant & Equipment
(000 Omitted)


                                      Balance        Additions                                               Balance
                                      1-1-96          at cost      Retirement       Other     Changes       12-31-96
                                      -------        ---------     ----------       ------    -------       --------
Land                                  $   342         $    -        $     -                   $     -       $   342


Buildings & Improvements                4,071              -              -           (a)        (212)        3,859

                                                                                      (a)        (826)
Machinery & Equipment                  19,714          1,248            346           (b)          48        19,838


Equipment under Capital
    Lease                               1,751            355              -           (b)         (48)        2,058


Pollution Control Facility              1,596              -              -                         -         1,596


Construction in progress                    -            104              -                         -           104
                                      -------         ------        -------                   -------       -------

                                      $27,474         $1,707        $   346                   $(1,038)      $27,797




(a) Discontinued operations
(b) Reclassified during year

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE V
Property, Plant & Equipment
(000 Omitted)


                                      Balance        Additions                                               Balance
                                      1-1-95          at cost      Retirement       Other     Changes       12-31-95
                                      -------        ---------     ----------       ------    -------       --------

Land                                 $    470           $    -         $    -         (a)     $   128       $   342

                                                                                      (a)      (1,427)
Buildings & Improvements                5,386                -              -         (c)         112         4,071

                                                                                      (a)      (9,579)
Machinery & Equipment                  28,592              574            297         (b)          48        19,714
                                                                                      (c)         376

Equipment under Capital                                                               (a)        (192)
    Lease                               1,030              742              -         (b)         (48)        1,751
                                                                                      (c)         219

Pollution Control Facility              1,596                -              -                       -         1,596

                                                                                      (a)        (166)
Construction in progress                  535              338              -         (c)        (707)            -
                                      -------           ------        -------                 -------       --------
                                      $37,609           $1,654        $   297                $(12,086)      $27,474



(a) Discontinued operations
(b) Reclassified during year
(c) Transfer of completed construction

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE VI
Accumulated Depreciation, Depletion,
and Amortization of Property, Plant
and Equipment
(000 Omitted)


                                                        Additions
                                                         Charged
                                       Balance           to Cost                              Other          Balance
                                       1-1-96           & Expense      Retirement            Charges        12-31-96
                                       ------           ---------      ----------            -------        --------
Accumulated depreciation                $13,912           $2,109         $   129      (a)   $   (727)         $15,165



                                                        Additions
                                                         Charged
                                       Balance           to Cost                              Other          Balance
                                       1-1-95           & Expense      Retirement            Charges        12-31-95
                                       ------           ---------      ----------            -------        --------

Accumulated depreciation                $16,473           $2,088         $   288      (a)    $(4,361)         $13,912





(a) Discontinued operations

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE VIII
Valuation and Qualifying Account
(000 Omitted)


                                                              Additions
                                          Balance            Charged to                                   Balance
                                          1-1-96              Expenses            Deductions             12-31-96
                                          ------             ----------           ----------             --------
Allowance for doubtful
    accounts                              $   381               $   194            $  200  *              $  165
                                                                            (a)        (1)
                                                                            (b)        211


                                                              Additions
                                          Balance            Charged to                                   Balance
                                          1-1-95              Expenses            Deductions             12-31-95
                                          ------             ----------           ----------             --------

Allowance for doubtful
    accounts                              $   634               $    22            $  181  *              $  381
                                                                              (a)     (68)
                                                                              (b)     162


                                                              Additions
                                          Balance            Charged to                                   Balance
                                          1-1-94              Expenses            Deductions             12-31-94
                                          ------             ----------           ----------             --------

Allowance for doubtful
    accounts                              $   618               $   342            $  367   *             $  634
                                                                            (a)       (41)





* Write off of uncollectible accounts receivable.
(a) Recoveries
(b) Discontinued operations

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE IX
Short Term Borrowings
(000 Omitted)


                                                                Maximum              Average            Weighted
     Category of                            Weighted            Amount               Amount              Average
      Aggregate                              Average          Outstanding          Outstanding          Interest
     Short-term             Balance         Interest          During the           During the          Rate during
     Borrowings            12-31-96           Rate               Period              Period            the Period
     ----------            --------         --------          -----------          -----------         ----------
Bank Notes
    payable                  None              -                  None                None                 -



                                                                Maximum              Average            Weighted
     Category of                            Weighted            Amount               Amount              Average
      Aggregate                              Average          Outstanding          Outstanding          Interest
     Short-term             Balance         Interest          During the           During the          Rate during
     Borrowings            12-31-95           Rate               Period              Period            the Period
     ----------            --------         --------          -----------          -----------         ----------
Bank Notes
    payable                  None              -                  None                None                 -




                                                                Maximum              Average            Weighted
     Category of                            Weighted            Amount               Amount              Average
      Aggregate                              Average          Outstanding          Outstanding          Interest
     Short-term             Balance         Interest          During the           During the          Rate during
     Borrowings            12-31-94           Rate               Period              Period            the Period
     ----------            --------         --------          -----------          -----------         ----------
Bank Notes
    payable                  None               -                 None                None                 -

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE X
Supplementary Income Statement
    Information
(000 Omitted)



                                        Charged to Costs and Expenses
                                    1996              1995                1994
                                    ----              ----                ----

Maintenance and Repairs           $2,804           $ 2,491             $ 2,347

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE XI
Real Estate and Accumulated Depreciation
(000 Omitted)



                                       Balance                                                               Balance
                                       1-1-96               Purchase                     Other              12-31-96
                                       -------              --------                    -------             --------
Real Estate                            $   321            $    -               (a)     $   321            $    -



                                       Balance                                                               Balance
                                       1-1-95               Purchase                    Other               12-31-95
                                       -------              --------                    -------             --------
Real Estate                            $   321            $    -                     $    -                  $   321






(a) Sold

                                   ADAGE, INC.
                                DECEMBER 31, 1996


SCHEDULE XII
Mortgage Loans on Real Estate
(000 Omitted)


                                       Balance                                         Payment               Balance
                                       1-1-96               Additions               or Principal            12-31-96
                                       -------              --------                ------------            --------
Real Estate Mortgage                 $    -                $    -                    $    -                $   -




                                       Balance                                         Payment               Balance
                                       1-1-95               Additions               or Principal            12-31-95
                                       -------              --------                ------------            --------


Real Estate Mortgage                $    -                 $    -                    $     -               $   -

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT                           PAGE


10(c) -      Adage, Inc. 1996 Stock Option Plan For Non-Employee             57
             Directors.

10(d) -      Loan and Security Agreement dated February 27, 1997             64
             between Adage, Inc., Allister Manufacturing Co., Inc., Fort
             Orange Paper Company, Inc., Relm Communications, Inc.,
             Redgo Properties, Inc. and UJB Financial Corp.

21 -         Subsidiaries of the Registrant.                                135

23 -         Consent of MacDade Abbott LLP.                                 136

27 -         Financial Data Schedule (EDGAR filing only).                   137