Form 10-K405/A
period 1996-12-31
ADAGE INC
filed 1997-04-30
CIK 2186

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A-1


(Mark One)
 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------      ------------

                          Commission file number 0-7336

                                   ADAGE, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                04-2225121
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

          400 Willowbrook Lane
        West Chester, Pennsylvania                       19382
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

                           Yes    /x/               No  / /

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

         Part III of the Annual Report on Form 10-K of Adage, Inc. (the "Company") for the year ended December 31, 1996, is hereby amended and restated in its entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding the Company's directors and executive officers.


                                                             PRINCIPAL
                                                         OCCUPATION DURING
               NAME                       AGE             PAST FIVE YEARS               DIRECTORSHIPS
               ----                       ---            -----------------              -------------
Donald F.U. Goebert                       60        Chairman of the Board of       Progress Financial
                                                    Directors of Company and       Corporation; Investors
                                                    its predecessor since March    Insurance Group, Inc.
                                                    1968; President of the
                                                    Company's predecessor from
                                                    March 1968 to October 1988
                                                    and President of Company
                                                    since April, 1993.  Mr.
                                                    Goebert was an officer and
                                                    director of Corporate
                                                    Investment Company at the
                                                    time of its bankruptcy filing
                                                    in 1994.


Robert T. Holland                         48        Vice President, Secretary and
                                                    Chief Financial Officer of
                                                    Company since July 1989 and
                                                    President of a principal
                                                    subsidiary of the Company
                                                    since March 1993.  Director
                                                    of Company since January
                                                    1992.


Buck Scott                                67        Private investor since
                                                    January 1995; President of
                                                    Electrical Energy
                                                    Enterprises, Inc. from 1991
                                                    through 1994.  Director of
                                                    Company since 1980
                                                    (including its predecessor).

Robert L. MacDonald                       69        Retired -- Director of
                                                    Financial Aid Wharton
                                                    Graduate Division and
                                                    Lecturer in Management,
                                                    Wharton School, University
                                                    of Pennsylvania 1953 to 1993.
                                                    Director of Company since
                                                    February, 1991.





Ralph R. Whitney, Jr.                     61        Principal of Hammond           IFR Systems, Inc.; Excel
                                                    Kennedy Whitney & Co.,         Industries, Inc.; Baldwin
                                                    Inc., a private investment     Technology Corporation;
                                                    banking firm with offices at   and Control Devices, Inc.
                                                    230 Park Avenue, New York,
                                                    New York.  Director of
                                                    Company since January 1992.

James C. Gale                             47        Managing Director of           Latshaw Enterprises, Inc.
                                                    Gruntal & Co., Inc. from
                                                    1989 to present.  Director of
                                                    Company since October
                                                    1993.

Joel A. Schleicher                        45        President and CEO of Pro       Novatel, Inc.
                                                    Communications, Inc. since
                                                    June 1996; Private investor
                                                    from January 1995 through
                                                    June 1996; Chief Operating
                                                    Officer of Nextel
                                                    Communications, Inc. prior
                                                    to January 1995.  Director of
                                                    Company since October
                                                    1994.

George N. Benjamin, III                   59        Partner in Trig Systems,
                                                    LLC; President and CEO of
                                                    Tie/Communications, Inc.
                                                    from April 1992 to
                                                    November 1995; Group Vice
                                                    President of The Marmon
                                                    Group, Inc. prior to April
                                                    1992; Director since March
                                                    1996.



Committees of the Board of Directors

         The Board of Directors has a Compensation Committee and an Audit Committee. The Company does not have an Executive Committee or Nominating Committee. Messrs. Gale, Schleicher and Benjamin serve as members of the Compensation Committee. The Compensation Committee's functions include primarily compensation review for the principal executive officers of the Company. Messrs. Scott, MacDonald, Whitney, Gale and Schleicher serve as members of the Audit Committee. The Audit Committee meets with the Company's independent public accountants, counsel and management to discuss the scope and results of the annual audit, internal accounting procedures and certain other questions of accounting policy.

Compensation Committee Interlocks and Insider Participation

         James C. Gale, a director of the Company and member of the Compensation Committee, is a Managing Director of Gruntal & Co., an investment banking firm that provided, in 1996, investment banking services to the Company.


Compensation of Directors

         Each non-employee director receives $1,000 for attendance at each board meeting and $500 for attendance at each meeting of any committee of the Board of Directors which is not held in conjunction with a meeting of the Board of Directors. In addition, in 1996, the Board of Directors of the Company adopted and the shareholders approved a modification to the compensation policy with respect to non-employee directors to grant stock options in lieu of the quarterly fees which were previously paid. Pursuant to the terms of the Company's 1996 Stock Option Plan For Non-Employee Directors, each non-employee director will be granted (beginning in 1997) on the date of each annual meeting of shareholders at which such person is elected or reelected, as the case may be, to the Board of Directors (or on June 30 of such year if earlier), an option to purchase 5,000 shares of Common Stock. Such options become exercisable eleven months from the date of grant at an exercise price equal to the fair market value of the Common Stock on the date of grant.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during each of the last three years to the Company's President and to the Company's other executive officer whose salary and bonus compensation exceeded $100,000 during 1996.



                                                                                            Long-Term Compensation
                                                                                           -----------------------
                                           Annual Compensation                                Awards
                                  ----------------------------------------------              ------

                                                                                            Number of
Name and                                                            Other Annual            Securities       All Other
Principal                                               Bonus       Compensation            Underlying       Compensation
Position                 Year       Salary ($)           ($)           ($)(1)               Options(#)       ($)
--------                 ----       ----------          -----       ------------            ----------       ---
Donald F.U.              1996       $150,000            $  -        $   -                     -              $   -
Goebert                  1995        150,000               -            -                     -                  -
President                1994        150,000               -            -                     -                  -

Robert T.                1996       $192,600            $  -        $   -                     -              $   -
Holland, Chief           1995        192,600             5,000          -                     -                  -
Financial Officer        1994        192,600               -            -                     -                  -

--------------------------------

(1) None of the named executive officers received any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.


Stock Option Grants

         The Company did not grant any stock options during 1996, pursuant to the Company's stock option plan or otherwise, to the Company's President and the Company's other executive officer whose salary and bonus compensation exceeded $100,000 during 1996. The Company does not currently have (and has not previously had) any plan pursuant to which any SARs may be granted.

Stock Option Exercises and Holdings

         The following table sets forth information relating to options exercised during 1996 by the Company's President and the Company's other executive officer whose salary and bonus compensation exceeded $100,000 during 1996, and the number and value of options held on December 31, 1996 by such individuals. The Company does not currently have (and has not previously had) any plan pursuant to which any stock appreciation rights ("SARs") may be granted.


                       Aggregated Option Exercises in 1996
                     and Option Values at December 31, 1996


                                                                    Number of Securities
                                                                    Underlying
                                                                    Unexercised                       Value of Unexercised
                                                                    Options at                        In-the-Money Options at
                              Shares                                Dec. 31, 1996 (#)                 Dec. 31, 1996 ($)(1)
                              Acquired                              --------------------------        --------------------
                              on                 Value
           Name               Exercise (#)       Realized ($)       Exercisable  Unexercisable        Exercisable  Unexercisable
-----------------------       ------------       ------------       -----------  -------------        -----------  -------------
Donald F.U. Goebert               0              $    0               62,500        37,500              $    0        $      0

Robert T. Holland                 0                   0               56,850        18,150                   0               0

----------------------------

(1) Total value of unexercised options is based upon the difference between the last sales price of the Company's Common Stock on the Nasdaq National Market on December 31, 1996 and the exercise price of the options, multiplied by the number of option shares. Since the price of the Company's Common Stock on December 31, 1996 was below the exercise price of such options, the unexercised options had no value at such date.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The table below sets forth certain information as of March 31, 1997 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and nominee for director of the Company, (iii) the Company's President and the Company's other executive officer whose salary and bonus compensation exceeded $100,000 during 1996, and (iv) all directors and executive officers as a group. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed.


                                                                Amount Beneficially                   Percent
Name of Beneficial Owner                                              Owned                           of Class
------------------------                                        --------------------                  --------
Donald F.U. Goebert...................                            1,687,902(1)(2)                        31.8%
  400 Willowbrook Lane
  West Chester, PA 19382

Robert T. Holland.....................                              139,932(2)(3)                         2.6%

Ralph R. Whitney, Jr..................                               46,187(4)                             *

Buck Scott............................                                8,000                                *

James C. Gale.........................                                3,384(5)                             *

Joel A. Schleicher....................                                2,346(5)                             *

George N. Benjamin....................                                1,140(6)                             *

Robert L. McDonald  ..................                                    0                                *

All executive officers and directors
  as a group (8 persons)..............                            1,888,891(1)(2)(3)(4)(5)(6)            35.6%

---------------------------
*Less than 1%.

(1) Includes 188,971 shares owned by Investors Insurance Group, Inc., a subsidiary of a company controlled by Mr. Goebert; 85,942 shares owned by Chester County Fund, Inc., the majority shareholder of which is Mr. Goebert; and 60,000 shares owned by a partnership controlled by Mr. Goebert. Also includes 68,750 shares subject to immediately exercisable options or options exercisable within 60 days, and 28,547 shares held in custody or trust for Mr. Goebert's children.

(2) Includes 23,366 shares held in a custodial account for the Adage, Inc. Employee Stock Purchase Program, of which Messrs. Goebert and Holland are Custodians (approximately 3,780 shares held in the custodial account are owned by Mr. Holland).

(3) Includes 59,975 shares subject to immediately exercisable options or options exercisable within 60 days.

(4) Includes 4,166 shares subject to immediately exercisable options or options exercisable within 60 days.

(5) Represents shares subject to immediately exercisable options or options exercisable within 60 days.

(6) Includes 1,040 shares subject to immediately exercisable options or options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The Company leased its headquarters and leases a manufacturing facility from entities owned principally by Mr. Goebert and also by Messrs. Holland and Scott. Rentals under these leases were $230,000 for the year ending December 31, 1996. In addition, a subsidiary of the Company manages rental properties owned by the aforementioned entities for fees related to a percentage of gross rents plus a percentage of new leases signed. Property management fees received by the Company during 1996 from related parties was $133,000.

         In general, the Company believes that the terms of the transactions described above are at least as favorable as those that might have been obtained from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: April 30, 1997                             ADAGE, INC.

                                                 By: /s/ Donald F.U. Goebert
                                                     ------------------------
                                                     Donald F.U. Goebert,
                                                     Chairman and President