Form 10-K405/A
period 1996-12-31
ADAGE INC
filed 1997-05-16
CIK 2186

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A-2


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

Date: May 9, 1997                                ADAGE, INC.

                                                 By: /s/ Donald F.U. Goebert
                                                     ------------------------
                                                     Donald F.U. Goebert,
                                                     Chairman and President