Form 10-Q
period 1997-03-31
ADAGE INC
filed 1997-05-27
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         March 31, 1997
                   ----------------------

Commission file number      33-31797
                        --------------

                                   ADAGE, INC.
                     --------------------------------------
            (Exchange name of registrant as specified in its charter)


        Pennsylvania                             04-2225121
 ------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 Incorporation or organization)                    Number)

 400 Willowbrook Lane, West Chester, PA                  19382
 ---------------------------------------               ----------
(Address of principal executive officers)              (Zip Code)

                                 (215) 430-3900
                    -----------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of May 22, 1996.


          5,129,150 shares of Common Stock, par value $ .60 per share.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   ADAGE, INC.

                      Condensed Consolidated Balance Sheets

                                          March 31, 1997   December 31, 1996
                                          --------------   ------------------
                                           (Unaudited)
ASSETS                                             000's Omitted

Current Assets
 Cash                                         $   976          $   502
 Accounts receivable, net                       7,186           11,469
 Inventories                                   16,129           16,219
 Marketable securities                            672              723
 Other current assets                           3,156            2,474
                                              -------          -------

      Total Current Assets                     28,119           31,387

Property, plant and equipment, net              6,110           12,632
Net assets of discontinued segments            13,858            5,883
Intangible and other assets                     2,431            2,151
                                              -------          -------

      Total Assets                            $50,518          $52,053
                                              =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of
    long-term debt                            $   653          $   868
 Accounts payable                               3,840            4,874
 Accrued expenses                               2,175            2,721
 Income taxes payable                              62              303
                                              -------          -------
     Total Current Liabilities                  6,730            8,766

Long-term debt                                 14,942           14,073
Stockholders' equity                           28,846           29,214
                                              -------          -------
                                              $50,518          $52,053
                                              =======          =======


Note 1. The consolidated balance sheet at December 31, 1996 has been condensed from the audited financial statements.

           See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income

                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                ---------------------------
                                                 1997                 1996
                                                 ----                 ----
                                              (Unaudited)          (Unaudited)
                                                        000's Omitted
Income
 Sales                                        $     9,460           $    12,372
 Investment income                                    (51)                 --
 Other                                                 95                    (1)
                                              -----------           -----------
                                                    9,504                12,371
Costs and Expenses
 Cost of sales                                      7,032                 9,035
 Selling, general & administrative                  2,545                 2,640
 Interest                                             321                   298
                                              -----------           -----------
                                                    9,898                11,973
Income (loss) from continuing
 operations before income taxes                      (394)                  398

Provision for income taxes (benefit)                 (134)                  151
                                              -----------           -----------

Net income (Loss) from
  continuing operations                       $      (260)          $       247
Income (loss) from discontinued
  operations net of taxes                             (68)                  (45)
Gain on sale of discontinued
  operations net of taxes                            --                    --
                                              -----------           -----------

Net income (loss)                             $      (329)          $       202
                                              ===========           ===========


Earnings Per Common Share
  Continuing operations                       $      (.05)          $       .05
  Discontinued operations                            (.01)                 (.01)
                                              -----------           -----------
Net Income                                    $      (.06)          $       .04
                                              ===========           ===========


Weighted Average Common Shares
 Outstanding                                    5,129,150             5,125,234
                                              ===========           ===========


            See Notes to Condensed Consolidated Financial Statements.

                                   ADAGE, INC.
                 Condensed Consolidated Statements of Cash Flows


                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                 1997              1996
                                                 ----              ----
                                              (Unaudited)       (Unaudited)
                                                     000's Omitted
Operating activities:
Net income                                     $  (329)          $   211
Adjustments to reconcile net income
 to cash flows
 Depreciation and amortization                     242               707
 (Gain) Loss on sale of marketable
  securities                                       (51)              (76)
Decrease (increase) in current assets
  Accounts receivable, net                        (260)           (1,336)
  Inventory                                       (859)              857
  Other current assets                            (631)               21
Increase (decrease) in current
 liabilities
  Accounts payable                               1,754            (3,018)
  Other current liabilities                        893             1,413
  Discontinued segment-noncash
   charges and working capital
   changes                                        (557)              (47)
                                               -------           -------

Cash (used) provided from operations               304            (1,268)
Investing activities:
Property, plant and equipment
  Purchases                                       (675)             (255)
 Investing activities of
   discontinued segment                            (25)             --
Other items                                       --                (124)
                                               -------           -------
Cash (used) provided by investing
 activities                                       (700)             (379)
Financing activities:
Long-term debt
  Borrowings                                     2,132              --
  Payments                                        (142)             (413)
  Changes in lines of credit                    (1,120)            1,926
                                               -------           -------
Cash (used) by financing activities                870             1,513
                                               -------           -------
Increase in cash                                   474              (134)
Cash at beginning of period                        502               134
                                               -------           -------
  Cash at end of period                        $   976           $     0
                                               =======           =======


            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (000's Omitted)

1.  Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of March 31, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for a full year.


2.  Inventories                                   March 31,         December 31,
                                                    1997               1996
                                                  ---------         ------------
Inventories consisted of:

  Raw Material                                    $ 7,264             $ 7,424
  Work in Process                                   4,351               3,286
  Finished goods                                    4,514               5,509
                                                  -------             -------
                                                  $16,129             $16,219
                                                  =======             =======


3.   Stockholder's Equity

Stockholder's Equity is comprised of the following:

                                                 March 31,          December 31,
                                                   1997                1996
                                                 ---------          ------------
Common Stock                                     $  3,076             $  3,076
Additional Capital                                 20,500               20,500
Retained Earnings                                   5,270                5,638
                                                 --------             --------

                                                 $ 28,846             $ 29,214
                                                 ========             ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITIONS - $000 Omitted

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:


                                                       Percentage of Net Sales
                                                  Quarter Ended          Year Ended
                                                    March 31,           December 31,
                                               1997          1996          1996
                                              ------        -------       -------
Sales                                         100.0%         100.0%        100.0%
Cost of sales                                  74.3%          73.0%         76.7%
Selling, general
 administrative                                26.9%          21.3%         21.6%
Interest expense                                3.4%           2.4%          1.1%
Net Income (Loss) from
  continuing operations                        (2.7%)          2.0%         (0.3%)


Net Sales

Net sales for the three months ended March 31, 1997 decreased $2,912 or 23.5% compared to sales for the same period in 1996.

Sales decreased due to lower demand in the utility sector for load management switches. Declines were also experienced in land-mobile product lines serving both commercial and public safety markets.


Cost of Sales

Cost of sales as a percentage of net sales increased 1.3% to 74.3% for the quarter ended March 31, 1997 from 73.0% for the quarter ended March 31, 1996.

Increased labor and material costs resulted from unfavorable sales mix in land-mobile products. Sales of higher margin products in the public safety and communication component markets declined in 1997 from 1996.


Selling, General and Administrative Expenses

Selling general and administrative expenses which consist primarily of commissions, marketing, salary and related costs, data processing and occupancy costs increased to 26.9% from 21.3% for the quarter ended March 31, 1997 from the quarter ended March 31, 1996.

However, total spending decreased from $2,640 in 1996 to $2,545 in 1997. Selling expenses decreased due to lower sales volumes. Expense reductions in date processing were realized from consolidating operations. These reductions were partially offset by increased engineering expenses for new product development.


Interest Expense

Interest Expense was $321 for the quarter ended March 31, 1997 compared to $298 for the quarter ended March 31, 1996. This increase was due to increased debt levels due to the construction of a new facility in West Melbourne, Florida.

Income Taxes

Income taxes (benefit) represented a 34.0% effective tax rate for the quarter ended March 31, 1997. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1996 was 15.4%. The effective tax rate for the quarter ended March 31, 1996 was 38.0%.

Inflation and Changing Prices

Inflation and changing prices for the three months ended March 31, 1997 and the three months ended March 31, 1996 have contributed to increases in wages, facility and raw material costs. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However competition in these markets are subject to similar fluctuations in product costs.


Liquidity and Capital Resources

Working capital decreased by $1,232 during the quarter ended March 31, 1997. This decrease was due primarily to the reclassification of the current assets and liabilities of the paper manufacturing segment.

The Company has credit available under its existing lines of credit in excess of $2,000,000.

Capital expenditures for the three months ended March 31, 1997 were $675 which was paid from operating cash flow and bank loans.

Capital expenditures for 1997 for the combined entity are expected to be approximately $3,000,000.

Inventories increased $1,644 for the three months ended March 31, 1997 after the reclassification of the inventories of the discontinued paper manufacturing segment.

Discontinued Operations

In December 1996 the Company agreed in principal to sell its specialty manufacturing segment subsidiary to an officer and director of the Company. The sale which is conditional upon the buyer obtaining the necessary financing is anticipated to be concluded in the second quarter of 1997.

The Company has entered into an agreement to sell its paper manufacturing subsidiary. No material gain or loss is anticipated from the sale. This segment has been reported as a discontinued operation for the three months ended March 31, 1997 and 1996.

ITEM 6.  Exhibits and Reports of Form 8-K

  b.)  Reports on Form 8-K

   The Registrant was not required to file reports on Form 8K during the quarter ended March 31, 1997.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADAGE, INC.




                                     \s\Robert T. Holland
                                     -------------------------
                                     Robert T. Holland
                                     Vice President - Finance

Date: May 23, 1997