Form 10-Q
period 1997-06-30
ADAGE INC
filed 1997-08-14
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         June 30, 1997
                 -------------------------------

Commission file number      33-31797
                      -------------------------------

                                   ADAGE, INC.
--------------------------------------------------------------------------------
            (Exchange name of registrant as specified in its charter)


               Pennsylvania                           04-2225121
      -------------------------------    ------------------------------
      (State or other jurisdiction of    I.R.S. Employer Identification
      Incorporation or organization)     Number


342 Willowbrook Lane, West Chester, PA                            19382
--------------------------------------------------------------------------------
(Address of principal executive officers)                      (Zip Codes)


                                 (215) 430-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of August 8, 1997.


          5,032,057 shares of Common Stock, par value $.60 per share.
          ------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   ADAGE, INC.
                                   -----------

                      Condensed Consolidated Balance Sheets
                      -------------------------------------


                                                      JUNE 30, 1997   DECEMBER 31, 1996
                                                      -------------   -----------------
                                                       (Unaudited)
ASSETS                                                         000's Omitted
------                                                         -------------
Current Assets                                            $                $   502
 Cash
 Accounts receivable, net                                   8,615           11,469
 Inventories                                               15,852           16,219
 Marketable securities                                        709              723
 Other current assets                                       3,708            2,474
                                                          -------          -------
      Total Current Assets                                 28,884           31,387

Property, plant and equipment, net                          6,886           12,632
Net assets of discontinued segments                         2,693            5,883
Intangible and other assets                                 4,488            2,151
                                                          -------          -------
      Total Assets                                         42,951           52,053
                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Bank overdrafts                                              134
 Current maturities of
    long-term debt                                            553              868
 Accounts payable                                           3,942            4,874
 Accrued expenses                                           2,492            2,721
 Income taxes payable                                                          303
                                                          -------          -------
     Total Current Liabilities                              7,121            8,766

Long-term debt                                              7,627           14,073
Stockholders' equity                                       28,203           29,214
                                                          -------          -------
                                                           42,951           52,053
                                                          =======          =======

Note 1. The consolidated balance sheet at December 31, 1996 has been condensed from the audited financial statements.

See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.
                                   -----------

                   Condensed Consolidated Statements of Income
                   -------------------------------------------


                                                            FOR THE THREE MONTHS ENDED
                                                            --------------------------
                                                           JUNE 30, 1997  JUNE 30, 1996
                                                         1997                        1996
                                                         ----                   ----
                                                      (Unaudited)                  (Unaudited)
                                                                   000's Omitted
                                                                   -------------
Income
 Sales                                                $    13,609                  $    11,614
 Investment income (loss)                                     (58)                          62
 Other                                                                                       1
                                                      -----------                  -----------
                                                           13,551                       11,677
Costs and Expenses
 Cost of sales                                             10,073                        8,554
 Selling, general & administrative                          3,001                        2,713
 Interest                                                     271                          220
                                                      -----------                  -----------
                                                           13,345                       11,487
Income from continuing
 operations before income taxes                               206                          190

Provision for income taxes (benefit)                           64                           74
                                                      -----------                  -----------
Net income (Loss) from
 continuing operations                                        142                          116

Income (loss) from discontinued
 operations net of taxes                                     (145)                         (41)

Gain (loss) on sale of discontinued
  operations net of taxes                                    (287)
                                                      -----------                  -----------
Net income (loss)                                            (290)                          75
                                                      ===========                  ===========
Earnings Per Common Share
  Continuing operations                                       .03                          .02
  Discontinued operations                                    (.09)                        (.01)
                                                      -----------                  -----------
Net Income                                                   (.06)                         .01
                                                      ===========                  ===========
Weighted Average Common Shares
 Outstanding                                            5,105,166                    5,129,175
                                                      ===========                  ===========


See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.
                                   -----------

                   Condensed Consolidated Statements of Income
                   -------------------------------------------


                                                            FOR THE SIX MONTHS ENDED
                                                          JUNE 30, 1997  JUNE 30, 1996
                                                        1997                        1996
                                                        ----                        ----
                                                    (Unaudited)                  (Unaudited)
                                                                 000's Omitted
                                                                 -------------
Income
 Sales                                              $    23,069                  $    23,986
 Investment income (loss)                                   (14)                          62
                                                    -----------                  -----------
                                                         23,055                       24,048
Costs and Expenses
 Cost of sales                                           17,105                       17,589
 Selling, general & administrative                        5,546                        5,353
 Interest                                                   592                          518
                                                    -----------                  -----------
                                                         23,243                       23,460
Income (loss) from continuing
 operations before income taxes                            (188)                         588

Provision for income taxes (benefit)                        (70)                         225

Net income (loss) from
 continuing operations                                     (118)                         363

Income (loss) from discontinued
 operations net of taxes                                   (213)                         (86)

(Loss) on sale of business segments                        (287)
                                                    -----------                  -----------

Net income (loss)                                          (618)                         277
                                                    ===========                  ===========

Earnings Per Common Share
  Continuing operations                                    (.02)                         .07
  Discontinued operations                                  (.10)                        (.02)
                                                    -----------                  -----------
Net Income                                                 (.12)                         .05
                                                    ===========                  ===========

Weighted Average Common Shares
 Outstanding                                          5,105,166                    5,129,175
                                                    ===========                  ===========


See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.
                                   -----------
                 Condensed Consolidated Statements of Cash Flows

                                                                  FOR THE SIX MONTHS ENDED
                                                                  ------------------------
                                                                JUNE 30, 1997  JUNE 30, 1996
                                                                     1997            1996
                                                                     ----            ----
                                                                  (Unaudited)     (Unaudited)
                                                                          000's Omitted
                                                                          -------------
Operating activities:
Net income (loss)                                                   $  (618)         $   277
Adjustments to reconcile net income
 to cash flows
 Depreciation and amortization                                          414            1,617
 Gain (loss) on marketable
  securities                                                                             (52)
 Deferred Income Tax                                                    (94)
 Gain (loss) from sale of business segment                             (287)
 Decrease (increase) in current assets
  Accounts receivable, net                                              (62)              20
  Inventory                                                          (1,367)             (91)
  Other current assets                                                   14             (630)
Increase (decrease) in current
 Liabilities
  Accounts payable                                                     (357)          (1,641)
  Other current liabilities                                           1,398              868
  Discontinued segment-noncash
   charges and working capital
   changes                                                                               614
                                                                    -------          -------
Cash (used) provided from operations                                   (959)             982
Investing activities:
Property, plant and equipment
 Purchases                                                           (1,267)            (450)
Long-term investments and receivables
 Additions and purchases                                                                 (27)
 Proceeds from sale of segments                                       7,693
Other items                                                             337             (518)
                                                                    -------          -------
                                                                      6,763
Cash (used) provided by investing
 activities                                                                             (995)
Financing activities:
Long-term debt
  Additions                                                           3,289
  Payments                                                             (163)          (1,590)
  Changes in lines of credit                                         (9,526)           1,556
  Purchase of stock                                                     (40)
                                                                    -------          -------
Cash (used) by financing activities                                  (6,440)             (36)
                                                                    -------          -------

Decrease in cash                                                       (636)             (49)
Cash at beginning of period                                             502              134
                                                                    -------          -------
  Cash at end of period
         (Overdraft)                                                   (134)              85
                                                                    =======          =======

See Notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 (000's Omitted)

     1. Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for a full year.

     2. Inventories                          June 30,              December 31,
                                               1997                   1996
                                             --------              --------
     Inventories consisted of:

       Raw Material                          $  7,147              $  7,424
       Work in Process                          3,949                 3,286
       Finished goods                           4,756                 5,509
                                             --------              --------

                                             $ 15,852              $ 16,219
                                             ========              ========

     3. Stockholders' Equity

     Stockholders' Equity is comprised of the following:

                                             June 30,              December 31,
                                               1997                   1996
                                             --------              --------

     Common Stock                            $  3,019              $  3,076
     Additional Capital                        20,164                20,500
     Retained Earnings                          4,820                 5,638
                                             --------              --------
                                             $ 28,003              $ 29,214
                                             ========              ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     -------------------------------------------------------------------------
     FINANCIAL CONDITIONS - $000 Omitted
     --------------------

     Results of Operations

     As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:


                                                              Percentage of Net Sales
                                    Quarter Ended             Six Months Ended               Year Ended
                                       June 30,                    June 30,                   December 31,
                                    1997         1996          1997             1996             1996
                                    ----         ----          ----             ----             ----
Sales                               100.0%       100.0%        100.0%           100.0%           100.0%
Cost of sales                        74.0%        73.7%         74.1%            73.3%            71.1%
Selling, general
 administrative                      22.1%        23.4%         24.0%            22.3%            27.0%
Interest expense                      2.0%         1.9%          2.6%             2.2%             1.4%
Income (loss) from
 continuing operations
 before income taxes                 (1.5%)        1.6%         (0.8%)            2.5%            (0.5%)
Net Income (Loss) from
  continuing operations              (1.0%)        1.0%         (0.5%)            1.5%            (0.9%)


     Net Sales

     Net sales for the six months ended June 30, 1997 decreased $917 compared to sales for the same period in 1996.

     In the first quarter, sales decreased $2,912 due to lower demand in the utility sector for load management switches. Declines were also experienced in land-mobile radio product lines. Sales increased $1,995 in the second quarter as both areas, particularly land-mobile, rebounded.

     Cost of Sales

     Cost of sales as a percentage of net sales increased 0.8% to 74.1% for the six months ended June 30, 1997 from 73.3% for six months ended June 30, 1996. Cost of sales was 71.1% of net sales for the year ended December 31, 1996. This increase is the result of higher labor and related fringe costs.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of marketing, selling, engineering, data processing, occupancy and financial costs. These expenses increased to 24.0% for the six months ended June 30, 1997 compared to 22.3% for the same period in 1996. This is the result of additional engineering expenses in support of two strategic product initiatives.

     Interest Expense

     Interest expense increased to 2.6% for the six months ended June 30, 1997 from 2.2% for the same period in 1996. This increase resulted from higher debt levels associated with the facility expansion in West Melbourne, Florida.

     Income Taxes

     Income taxes (benefit) represented a 37.0% effective tax rate for the six months ended June 30, 1997. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1996 was 15.4%.

     Inflation and Changing Prices

     Inflation and changing prices for the three months ended June 30, 1997 and the six months ended June 30, 1996 have contributed to increases in wages, facility and raw material costs. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchases of raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on the effects of currency fluctuations to customers. However competition in these markets are subject to similar fluctuations in product costs.

     Liquidity and Capital Resources

     Working capital decreased by $1,058,000 during the six months ended June 30, 1997. The Company has credit available under its existing lines of credit in excess of $6 million.

     Capital expenditures for the first six months of 1997 were $1,486,000 which was paid from operating cash flow and bank credit lines.

     It is estimated that capital expenditures for 1997 will be approximately $4.3 million. Of these expenditures, $2.3 million is for the expansion of the West Melbourne, Florida facility. The purpose of the expansion is to consolidate operations at this location and $1.4 million is to replace obsolete surface mount equipment. Management expects that capital expenditures will be significantly lower in 1998.

     Inventories, excluding those of the discontinued business segments, increased $1,366 for the six months ended June 30, 1997 from December 31, 1996.

     Discontinued Operations

     In December 1996 the Company agreed in principal to sell its specialty manufacturing segment subsidiary to an officer and director of the Company. The sale was completed in June 1997. This segment has been recorded as a discontinued operation for the three and six months ended June 30, 1997 and 1996.

     The Company sold its paper manufacturing subsidiary in June 1997. This segment has been reported as a discontinued operation for the three and six months ended June 30, 1997 and 1996.

     ITEM 6.  Exhibits and Reports of From 8-K

       b.)  Reports on Form 8-K

         The Registrant was not required to file reports on Form 8K during the quarter ended June 30, 1997.

     Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                               ADAGE, INC.



                                               -------------------------
                                               William P. Kelly
                                               Chief Financial Officer and
                                               Vice President - Finance



     Date: August ____, 1997