Form 10-Q/A
period 1997-06-30
ADAGE INC
filed 1997-11-14
CIK 2186

================================================================================


                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         June 30, 1997
                 ------------------------------------------------
Commission file number      33-31797
                      -------------------------------------------

                                   ADAGE, INC.
     ----------------------------------------------------------------------
            (Exchange name of registrant as specified in its charter)


              Pennsylvania                              04-2225121
     -------------------------------         -------------------------------
     (State or other jurisdiction of         (I.R.S. Employer Identification
      Incorporation or organization)                    Number)

      7505 Technology Drive, West Melbourne, Fl.                32904
     ----------------------------------------------------------------------
      (Address of principal executive officers)              (Zip Codes)


                                 (407) 953-7898
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


         5,032,057 shares of Common Stock, par value $ .60 per share.
         ------------------------------------------------------------


================================================================================

Items 1 and 2 of the quarterly report on form 10-Q of Adage, Inc. (the "Company") for the quarter and six months ended June 30, 1997 are hereby restated and ammended in their entirety on the following pages.

                                   ADAGE, INC.
                                   -----------

                   Condensed Consolidated Statements of Income
                   -------------------------------------------

                                        FOR THE THREE MONTHS ENDED
                                        --------------------------
                                       JUNE 30, 1997  JUNE 30, 1996
                                           1997           1996
                                           ----           ----
                                       (Unaudited)     (Unaudited)
                                              000's Omitted
                                              -------------
Income
 Sales .............................   $    13,609    $    11,614
 Investment income (loss) ..........           (58)            62
 Other .............................                            1
                                       -----------    -----------
                                            13,551         11,677

Costs and Expenses
 Cost of sales .....................        10,125          8,554
 Selling, general & administrative .         3,091          2,713
 Interest ..........................           271            220
                                       -----------    -----------
                                            13,487         11,487
Income from continuing
 operations before income taxes ....            64            190

Provision for income taxes (benefit)            16             74
                                       -----------    -----------

Net income (loss) from
 continuing operations .............            48            116

Income (loss) from discontinued
 operations net of taxes ...........          (436)           (41)

Gain (loss) on sale of discontinued
  operations net of taxes ..........            98
                                       -----------    -----------
Net income (loss) ..................          (290)            75
                                       ===========    ===========

Earnings Per Common Share
  Continuing operations ............           .01            .02
  Discontinued operations ..........          (.07)          (.01)
                                       -----------    -----------
Net Income .........................          (.06)           .01
                                       ===========    ===========

Weighted Average Common Shares
 Outstanding .......................     5,105,166      5,129,175
                                       ===========    ===========

See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.
                                   -----------

                   Condensed Consolidated Statements of Income
                   -------------------------------------------

                                         FOR THE SIX MONTHS ENDED
                                         ------------------------
                                       JUNE 30, 1997  JUNE 30, 1995
                                           1997           1996
                                           ----           ----
                                       (Unaudited)     (Unaudited)
                                              000's Omitted
                                              -------------
Income
 Sales .............................   $    23,069    $    23,986
 Investment income (loss) ..........           (14)            62
                                       -----------    -----------
                                            23,055         24,048

Costs and Expenses
 Cost of sales .....................        17,157         17,589
 Selling, general & administrative .         5,636          5,353
 Interest ..........................           592            518
                                       -----------    -----------
                                            23,385         23,460

Income (loss) from continuing
 operations before income taxes ....          (330)           588

Provision for income taxes (benefit)          (118)           225

Net income (loss) from
 continuing operations .............          (212)           363

Income (loss) from discontinued
 operations net of taxes ...........          (504)           (86)

(Loss) on sale of business segments             98             77
                                       -----------    -----------
Net income (loss) ..................          (618)           277
                                       ===========    ===========

Earnings Per Common Share
  Continuing operations ............          (.04)           .07
  Discontinued operations ..........          (.08)          (.02)
                                       -----------    -----------
Net Income .........................          (.12)           .05
                                       ===========    ===========

Weighted Average Common Shares
 Outstanding .......................     5,105,166      5,129,175
                                       ===========    ===========


See Notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITIONS - $000 Omitted


Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:


                                               Percentage of Net Sales
                              Quarter Ended        Six Months Ended    Year Ended
                                June 30,              June 30,         December 31,
                             1997      1996        1997     1996          1996
                             ----      ----        ----     ----          ----
Sales                       100.0%    100.0%      100.0%    100.0%        100.0%
Cost of sales                74.4%     73.7%       74.4%     73.3%         75.8%
Selling, general
 administrative              22.7%     23.4%       24.4%     22.3%         20.5%
Interest expense              2.0%      1.9%        2.6%      2.2%          1.4%
Income (loss) from
 continuing operations
 before income taxes          0.5%      1.6%       (1.4%)     2.5%         (0.5%)
Net Income (Loss) from
  continuing operations       0.4%      1.0%       (0.9%)     1.5%         (0.9%)


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


Cost of Sales

Cost of sales as a percentage of net sales increased 1.1% to 74.4% for the six months ended June 30, 1997 from 73.3% for six months ended June 30, 1996. This increase is the result of higher labor and related fringe costs.


Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of marketing, selling, engineering, data processing, occupancy and financial costs. These expenses increased to 24.4% for the six months ended June 30, 1997 compared to 22.3% for the same period in 1996. This is the result of additional engineering expenses in support of two strategic product initiatives.

ITEM 6. Exhibits and Reports of From 8-K

   b.)  Reports on Form 8-K

     The Registrant was not required to file reports on Form 8K during the quarter ended June 30, 1997.

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


                                        ADAGE, INC.



                                        -------------------------
                                        William P. Kelly
                                        Chief Financial Officer and
                                        Vice President - Finance



Date: August ____, 1997