Form 10-Q
period 1997-09-30
ADAGE INC
filed 1997-11-14
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         September 30, 1997
                 ---------------------------------------------------------------

Commission file number      33-31797
                       ---------------------------------------------------------


                                   ADAGE, INC.
            ---------------------------------------------------------
            (Exchange name of registrant as specified in its charter)


         Pennsylvania                                       04-2225121
-------------------------------                  -------------------------------
(State or other jurisdiction of                  I.R.S. Employer Identification
Incorporation or organization)                               Number

            7505 Technology Drive, West Melbourne, Florida     32904
           ------------------------------------------------------------
           (Address of principal executive officers)        (Zip Codes)

                                 (407) 984-1414
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of November 7, 1997.


           5,030,387 shares of Common Stock, par value $.60 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                   ADAGE, INC.

                      Condensed Consolidated Balance Sheets

                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
                                              (Unaudited)        (Unaudited)
ASSETS                                                  000's Omitted

Current Assets                                  $                  $
 Cash                                                                  502
 Accounts receivable, net                         8,161             11,469
 Inventories                                     15,224             16,219
 Marketable securities                              892                723
 Other current assets                             2,390              2,474
                                                 ------             ------

      Total Current Assets                       26,667             31,387

Property, plant and equipment, net                8,853             12,632
Investments and long-term receivable              2,400                  0
Net assets of discontinued segments               2,617              5,883
Intangible and other assets                       2,370              2,151
                                                 ------             ------

      Total Assets                               42,907             52,053
                                                 ======             ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Bank overdrafts                                    221                  0
 Current maturities of
    long-term debt                                  553                868
 Accounts payable                                 4,463              4,874
 Accrued expenses                                 2,088              3,024
 Income taxes payable                                 0                  0
                                                 ------             ------
     Total Current Liabilities                    7,325              8,766

Long-term debt                                    7,160             14,073
Stockholders' equity                             28,422             29,214
                                                 ------             ------
                                                 42,907             52,053
                                                 ======             ======


Note 1. The consolidated balance sheet at December 31, 1996 has been condensed from the audited financial statements.

See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      1997             1996
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)
                                                          000's Omitted
Income
 Sales                                            $    10,973       $    11,596

Expenses
 Cost of products                                       8,451             8,733
 Selling, general & administrative                      2,549             2,558
                                                  -----------       -----------
                                                       11,000            11,291

Operating Income (loss)                                   (27)              305
Other Expenses (income)
 Interest                                                  99               163
 Investment and other income                             (320)             (116)
                                                  -----------       -----------
                                                         (221)               47
Income from continuing
 operations before income taxes                           194               258

Income taxes                                               66               102
                                                  -----------       -----------
 Income from continuing operations                        128               156

Discontinued Operations
 Income (loss) from discontinued operations
  net of income taxes (benefit)                            92              (240)
                                                  -----------       -----------

Net income (Loss)                                         220               (84)
                                                  ===========       ===========

Earnings (Loss) Per Common Share
 Continuing operations                                    .02               .03
 Discontinued operations                                  .02              (.05)
                                                  -----------       -----------

Net Income (Loss)                                         .04              (.02)

Weighted Average Common Shares
 Outstanding                                        5,030,387         5,126,698
                                                  ===========       ===========


See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.

                   Condensed Consolidated Statements of Income

                                                    FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1997           1996
                                                  ------------      ------------
                                                    (Unaudited)     (Unaudited)
                                                           000's Omitted

Sales                                             $    34,042       $    35,582

Expenses
 Cost of products                                      25,608            26,452
 Selling, general & administrative                      8,185             8,174
                                                  -----------       -----------
                                                       33,793            34,626

Operating Income                                          249               956
Other Expenses (income)
 Interest                                                 691               436
 Investment and other income                             (306)             (179)
                                                  -----------       -----------
                                                          385               257
Income (loss) from continuing
 operations before income taxes                          (136)              699

Income taxes                                              (52)              264
                                                  -----------       -----------
 Income (loss) from
  continuing operations                                   (84)              435

Discontinued Operations
 Loss from discontinued operations
  net of income taxes (benefit)                          (412)             (242)
 Gain on sale of discontinued
  Operations                                               98                 0
                                                  -----------       -----------

Net income (loss)                                        (398)              193
                                                  ===========       ===========

Earnings (Loss) Per Common Share
 Continuing operations                                   (.02)              .09
 Discontinued operations                                 (.08)             (.05)
 Gain on sale of discontinued
  Operations                                              .02                 0
                                                  -----------       -----------
Net Income (loss)                                        (.08)              .04

Weighted Average Common Shares
 Outstanding                                        5,080,977         5,124,473
                                                  ===========       ===========



See Notes to condensed consolidated financial statements.

                                   ADAGE, INC.

                 Condensed Consolidated Statements of Cash Flows


                                                      FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          1997           1996
                                                      -----------     ----------
                                                      (Unaudited)    (Unaudited)
                                                               000's Omitted
Operating activities:
Net income (Loss)                                      $   (398)       $    193
Adjustments to reconcile net income
 to cash flows
 Depreciation and amortization                              479           1,840
 (Gain) Loss on marketable
  securities                                               (169)            (50)
 Deferred Income Tax
 (Gain) Loss from sale of property                         (242)           (449)
 (Gain) Loss on sale of discontinued
  operations                                                (98)              0
Decrease (increase) in current assets
  Accounts receivable                                        (9)            154
  Inventory                                                (739)           (405)
  Other current assets                                    1,598            (337)
Increase (decrease) in current
 Liabilities
  Accounts payable                                         (295)         (2,778)
  Other current liabilities                               1,626             427
  Discontinued segment-noncash
   charges and working capital
   changes                                                                  535
                                                       --------        --------
Cash (used) provided from operations                      1,753            (870)
Investing activities:
Property, plant and equipment
 Purchases                                               (3,618)           (755)
 Sales                                                                      633
Long-term investments and receivables
 Additions and purchases                                                    (27)
 Proceeds from sale of discontinued
  operations                                              7,693
Other items                                                                (118)
                                                       --------        --------
Cash (used) provided by investing
  activities                                              4,075            (240)
Financing activities:
Long-term debt
  Additions                                               4,300
  Payments                                                 (640)         (1,270)
  Changes in lines of credit                            (10,171)          2,246
  Purchase of stock                                         (40)
                                                       --------        --------
Cash (used) by financing activities                      (6,551)            976
                                                       --------        --------
Decrease in cash                                           (723)           (134)
Cash at beginning of period                                 502             134
                                                       --------        --------
  Cash at end of period
         (Overdraft)                                       (221)
                                                        =======        ========


 See Notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)
                                 (000's Omitted)

1. Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for a full year.

2.  Inventories
                                           September 30,       December 31,
                                                1997               1996
                                           -------------       ------------
Inventories consisted of:

  Raw Material                                $  6,745          $  6,902
  Work in Process                                3,307             3,233
  Finished goods                                 5,172             4,351
  Discontinued segment                               0             1,733
                                              --------          --------
                                              $ 15,224          $ 16,219
                                              ========          ========

3.   Stockholders' Equity

     Stockholders' Equity is comprised of the following:

                                           September 30,         December 31,
                                               1997                 1996
                                           -------------         -----------
Common Stock                                 $  3,018             $  3,076
Additional Capital                             20,164               20,500
Retained Earnings                               5,240                5,638
                                             --------             --------
                                             $ 28,422             $ 29,214
                                             ========             ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - $000 Omitted


Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of income expressed as a percentage of net sales:

                                                                 Percentage of Net Sales
                                  ------------------------------------------------------------------------------
                                       Quarter Ended                   Nine Months Ended            Year Ended
                                       September 30,                      September 30,             December 31,
                                   1997             1996             1997              1996             1996
                                  ------           ------           ------            ------        ------------
Sales                             100.0%           100.0%           100.0%            100.0%           100.0%
Cost of sales                      77.0%            75.3%            75.2%             74.3%            75.8%
Selling, general
 administrative                    23.2%            22.1%            24.0%             23.0%            20.5%
Interest expense                    0.9%             1.5%             2.0%              1.2%             1.4%
Income (loss) from
 continuing operations
 before income taxes                1.8%             2.4%            (0.4%)             2.0%            (0.5%)
Net Income (Loss) from
  continuing operations             1.2%             1.5%            (0.2%)             1.2%            (0.9%)


Net Sales

Net sales for the three months and nine months ended September 30, 1997 decreased $623 and $1,540 respectively compared to sales for the same period in 1996.

Sales in the land mobile product line have increased 10.2% from the same period for 1996. This is a result of the army contract which started this year. These increases have been offset by decreased customer demand in the load management and components product lines.

Cost of Sales

Cost of sales as a percentage of net sales increased 0.9% to 75.2% for the nine months ended September 30, 1997 compared to 74.3% for the same period in 1996. For the three months ended September 30, 1997, cost of sales increased 1.7% to 77.0% compared to 75.3% for the same period in 1996. The increase resulted from the installation and start-up of new surface mount equipment during the quarter. During this period, set-up times and throughput were impacted unfavorably.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of marketing, selling, engineering, data processing, occupancy and financial costs. For the three months ended September 30, 1997 these expenses decreased $9 (0.4%) from the same period for 1996. For the nine months ended, these expenses stayed flat compared to the prior year ($8,185 in 1997 compared to $8,174 in 1996). Decreases that have been realized by streamlining and consolidating functions have been partially offset by additional engineering expenses in support of two strategic new-product initiatives.


Interest Expense

Interest expense decreased to 0.9% for the three months ended September 30, 1997 from 1.5% for the same period in 1996. For the nine months ended September 30, 1997, interest expense increased to 2.0% from 1.2% for the same period in 1996. Interest expense was higher in the first half of the year due to higher debt levels associated with the expansion of the West Melbourne, Florida facility. This debt was subsequently reduced by using proceeds from the sale of the Company's specialty manufacturing and paper manufacturing subsidiaries.


Income Taxes

Income taxes (benefit) represented a 38.0% effective tax rate for the nine months ended September 30, 1997. This rate is made up of a 34% federal tax rate and varying state tax rates. The effective tax rate for 1996 was 15.4%.


Inflation and Changing Prices

Inflation and changing prices for the three months ended September 30, 1997 and the nine months ended September 30, 1997 have contributed to increases in wages, facility and raw material costs. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchases of raw materials. It is not always possible to pass on the effects of currency fluctuations to customers. However competition in these markets are subject to similar fluctuations in product costs.

Liquidity and Capital Resources

Working capital decreased by $2,879 during the nine months ended June 30, 1997. Long-term debt decreased by $7,228 during the same period. The Company has credit available under its existing lines of credit in excess of $7 million.

Capital expenditures for the first nine months of 1997 were $3,618 which was paid from operating cash flow and bank credit lines. Of these expenditures, $2.0 million is for the expansion of the West Melbourne, Florida facility. The purpose of the expansion is to consolidate operations at this location. Also, $1.4 million is to replace obsolete surface mount equipment.

Capital expenditures for the remainder of 1997 will be approximately $0.5 million. Management expects that capital expenditures will be significantly lower in 1998.

Inventories, excluding those of the discontinued business segments, increased $738 for the nine months ended September 30, 1997 from December 31, 1996.

Discontinued Operations

In December 1996 the Company agreed in principal to sell its specialty manufacturing subsidiary to an officer and director of the Company. The sale was completed in June 1997. This segment has been recorded as a discontinued operation for the three and nine months ended September 30, 1997 and 1996.

The Company sold its paper manufacturing subsidiary in June 1997. This segment has been reported as a discontinued operation for the three and nine months ended September 30, 1997 and 1996.

ITEM 6. Exhibits and Reports of Form 8-K

     b.)  Reports on Form 8-K

     The Registrant was not required to file reports on Form 8K during the quarter ended September 30, 1997.

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ADAGE, INC.


                                         --------------------------------------
                                         William P. Kelly
                                         Chief Financial Officer and
                                         Vice President - Finance



     Date: November 14, 1997