Form 10-K
period 1997-12-31
RELM WIRELESS CORP
filed 1998-04-15
CIK 2186

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

         OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                       Commission file number 0-7336
                RELM WIRELESS CORPORATION (formerly ADAGE, INC.)
             (Exact name of registrant as specified in its charter)

Nevada (formerly Pennsylvania)                                 04-2225121
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

         7505 Technology Drive
        West Melbourne, Florida                                   32904
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (407) 984-1414

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

                 Yes [X]                              No
                    -----                                -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant on March 31, 1998, based on the closing price at which such stock was sold on the NASDAQ National Market on such date, was $20,342,603.

As of March 31, 1998, 5,041,213 shares of the Registrant's only class of Common Stock were outstanding.

Documents Incorporated by Reference: None

================================================================================

                                     PART I

ITEM 1.  BUSINESS

Reincorporation of Adage, Inc. into RELM Wireless Corporation

RELM Wireless Corporation, a Nevada corporation ("RELM" or the "Company"), is the resulting corporation from the January 30, 1998 reincorporation merger (the "Reincorporation") of Adage, Inc., a Pennsylvania corporation ("Adage"), into RELM, its wholly owned subsidiary. The Reincorporation was approved by the shareholders of Adage at its annual meeting held on December 8, 1997. In connection with the geographical transition of the business activities of Adage out of Pennsylvania to its new headquarters in Florida and the refocusing of Adage's resources and management on the manufacturing and sale of wireless communications equipment its Board of Directors recommended approval of the Reincorporation to change its State of Incorporation and to change its corporate name to a name closely identified with the name of its principal subsidiary, RELM Communications, Inc. and the wireless communications products which it markets under the RELM identity.

Also as a result of the Reincorporation, each share of Adage common stock outstanding immediately prior to the Reincorporation was converted, effective as of January 30, 1998, into one share of RELM common stock and the trading symbol for the shares was changed from "ADGE" to "RELM". Until RELM gives notice to its shareholders to exchange their Adage share certificates for RELM share certificates, the outstanding Adage share certificates shall continue to represent the RELM shares into which they have been converted.

General

RELM Wireless Corporation (together with its subsidiaries, "RELM") is a holding company that owns, directly or indirectly, at least 80% of the capital stock of entities involved in the wireless communications equipment and commercial real estate industry segments. During 1994, RELM (references herein to RELM for periods prior to January 30, 1998 shall constitute references to its predecessor, Adage) decided to discontinue and exit the commercial real estate segment. Accordingly, it has been reported as a discontinued operation since 1994. Because RELM had not completed its exit from this business within the 12 month time frame set forth by the Securities and Exchange Commission, the financial statements have been restated, classifying this operation as continuing for the years ended December 31, 1997, 1996 and 1995.

During the fourth quarter of 1997, RELM implemented significant restructuring plans that resulted in charges to continuing operations of $9.6 million for the year. The major components of these plans are to discontinue inadequately profitable products and product lines, close the Indiana engineering center and reestablish operations at the Florida facility, and downsize the Florida manufacturing operation. Specific information regarding these actions and the charges associated with each is contained in item 7 of this report.

Also during 1997, RELM sold its specialty manufacturing subsidiary, Allister Manufacturing Company, Inc. ("Allister") to an entity formed by Robert
T. Holland, the former Chief Financial Officer of RELM. Allister manufactured and sold automatic garage door and gate control systems. Also during 1997, RELM sold its recycled paper-manufacturing subsidiary, Fort Orange Paper Company, Inc. ("Fort Orange"). Fort Orange manufactured and sold recycled paperboard used primarily in the folding paper box industry. Allister and Fort Orange are reported as discontinued operations for the years ended December 31, 1997, 1996 and 1995. The principal executive offices of RELM were relocated during 1997 from West Chester, Pennsylvania to the present executive offices in West Melbourne, Florida.

On December 1, 1997, RELM employed Richard K. Laird as President and Chief Executive Officer. Mr. Laird came to RELM following a successful 20-year career with high technology communications companies.

The principal executive offices of RELM are located at 7505 Technology
Drive, West Melbourne, Florida 32904 and the telephone number if (407) 984-1414. As of December 31, 1997 RELM employed 370 people located primarily at the West Melbourne, Florida facility. RELM also has facilities located in Indiana, Virginia and Nebraska.

Sales Information about Industry Segments

As an aid to understanding the company's major product lines and their sales, the following table summarizes sales information by major product lines and industry segments.


                                            $ IN MILLIONS
                                      ------------------------
                                      1997      1996      1995
                                      ----      ----      ----
Land Mobile Radio                    $34.2     $38.9      $34.7
Digital Data Communications            3.1       4.1        4.9
Access Controls                        2.3       3.9        2.6
Electronic Components                  1.8       2.4        3.1
Inter-Segment Elimination              --       (3.9)      (2.6)
                                     -----     -----      -----
Total Wireless Comm. Equipment       $41.4     $45.4      $41.9

Commercial Real Estate               $ 4.0     $ 2.2      $ 2.6
                                     -----     -----      -----

Total Company                        $45.4     $47.6      $45.3
                                     =====     =====      =====

Audited financial statements and detailed supplementary financial information are found in items 6, 7, and 8.


Principal Business and Products of Subsidiaries

Wireless Communications Equipment - RELM Communications, Inc.

RELM Communications, Inc. is a Florida corporation located in West
Melbourne, Florida. On January 24, 1992, RELM Wireless Corporation acquired all of the outstanding stock of RELM Communications, Inc. in exchange for 1,946,183 shares of RELM Wireless Corporation common stock.

RELM operates exclusively in the wireless communications industry, designing, manufacturing, and marketing wireless communications equipment consisting of land mobile radios, utility load management systems, and base station components and subsystems. Additionally, RELM is engaged in the contract manufacture of radio control products for use in garage door and gate operators.

In September 1993, RELM purchased the assets and business of Bendix/King Mobile Communications Division of Allied Signal. This product line (BK Radio) consists of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety sectors. The BK products, with more extensive features and capabilities, provide a strong compliment to the original line of RELM radios.


Description of Products & Markets

Land-Mobile Radios and Accessories

These products are marketed under two product lines. The RELM product line is sold for use primarily by commercial business enterprises. The BK product line is used by government customers, including the U. S. Army and the U. S. Forestry Service, as well as public-safety customers, which include police, fire, and emergency medical services. Both product lines include base stations, mobile two-way radios for mounting in vehicles, portable (hand-held) radios, and repeaters that enable two-way radios to operate over a wider area. RELM also manufactures base station components and subsystems which are installed at radio transmitter sites to improve performance by reducing or eliminating signal interference and to enable the use of one antenna for both transmission and reception. RELM sells land-mobile products to original equipment manufacturers, government agencies, and dealers who resell the product to end-users. In 1996, RELM introduced scanner products. A scanner is a radio receiver that allows the user to listen to various radio frequencies. RELM sells scanners primarily to dealers who resell the product to end-users.

Digital Data Communications Equipment

RELM manufactures load management systems for sale to electric utility companies, dealers, and jobbers. A load management system enables its user to limit usage of electricity during peak demand periods. Using radio transmitters, a signal is sent by the utility company to individual receivers that are wired to appliances such as air conditioners and water heaters. The power to the appliances is momentarily turned-off which reduces power demand and shifts consumption to non-peak hours.

Radio Controls for the Garage Door and Gate Operator Industry

RELM manufactures small, low-powered receivers, transmitters, and control circuit boards designed by Allister Access Controls, a former subsidiary of RELM. These products control the operation of automatic garage door and gate operators and are manufactured under the Allister and Pulsar brand names. Allister sells garage door and gate operators to distributors and dealers who re-sell and install them for the end-user. The company was sold in 1997.

Electronic Components

RELM markets electronic components, primarily microprocessors and clock oscillators, to electronic component distributors and original equipment manufacturers through its RXD subsidiary. The components are used in various electronic products including computers, electronic scales, organs, keyboards, and toys.

Research and Development

RELM employed 30 people as of December 31, 1997 who devote all or a portion of their time to research and development. Expenses for sustaining engineering as well as research and development totaled $5.5 million, $3.1 million, and $2.9 million for the years ended December 31, 1997, 1996, and 1995 respectively. Engineering expenses in 1997 include charges for closing the Indiana engineering facility and reestablishing engineering and R&D operations in Florida. The company has sharply focused its R&D efforts on two projects that will yield new products in the second half of 1998 and beyond; 1) the development of APCO 25 compliant products, and 2) the replacement of aging BK analog products. As part of the re-defined focus, engineering operations were consolidated from Indiana to the company's Florida facility in February 1998 and non-strategic engineering spending will be reduced by more than $2 million annually, including a reduction in force of 16 employees.

Patents

RELM holds patents and patent licenses covering various land-mobile radio products that are currently marketed. The company also holds patents covering products in its digital communication product line. These patents cover the decoding of digital data messages, retrieval of digital data, and high-speed data transmission on FM sub-carrier frequencies. They have various expiration dates out to the year 2001. It is difficult to precisely assess the importance of the patents and licenses, however, RELM believes that they enhance RELM's competitive position.

Raw Materials

RELM purchases component parts and raw materials for assembly into finished products from both domestic and foreign suppliers. The primary foreign suppliers are located in the pacific-rim. Certain components are only available from a single source. The amount of these components is not material relative to total component and raw material purchases. During the years ended December 31, 1995, 1996, and 1997 RELM's operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component may delay the manufacture of finished products. The company manages the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence.

Seasonal Impact

Demand for the RELM's BK land-mobile radio products is typically strongest in the summer season. This is a reflection of the increased forest fire activity during that time.

Significant Customers

In 1996, the company was awarded a contract to provide land mobile radios to the United States Army. This contract is for a term of five years and totals in excess of $40 million in revenue. Shipments commenced in 1997 and totaled $10.4 million, representing 22.9% of total sales for that year.

Backlog

The company's order backlog was approximately $4.5 million and $8.9 million as of December 31, 1997 and 1996 respectively. This included only the current portion of the U.S. Army contract.

Competition

The worldwide land mobile radio markets are estimated to be $7.5 billion with annual growth of approximately 10%. RELM competes with many domestic and foreign companies in these markets. One competitor holds an estimated market share of about 70%. The principal methods of competition are price, quality, and technology advances. The company believes that it is competitive with regard to these factors.

Employees

The company employed 370 people as of December 31, 1997.

Information Relating to Domestic and Export Sales

                                           ($ In Millions)
                                    1997        1996         1995
                                    ----        ----         ----

United States                       $36.9       $39.0        $38.4
South America                       $ 2.1       $ 1.8        $  .8
Europe                              $ 1.7       $ 4.1        $ 2.6
Other International                 $  .7       $  .4        $  .1
                                    -----       -----        -----
Total                               $41.4       $45.3        $41.9
                                    =====       =====        =====

Redgo Properties, Inc.

Redgo Properties, Inc. is a Pennsylvania Corporation engaged in developing and managing real estate. In 1995, the company decided to discontinue this segment. Real estate inventories are carried at their estimated liquidation value as of December 31, 1997.

This segment has been reported as a discontinued operation since 1995. To be classified as a discontinued operation, SEC Regulations require that the business be exited or disposed of within twelve (12) months. Although the company has made every effort to liquidate all of its Redgo holdings, several properties remain. Consequently, this segment has been reclassified as a continuing operation.

Management anticipates selling the remaining real estate assets and exiting the business in 1998.

ITEM 2. PROPERTIES

Owned

A 130,000 square foot office and industrial building on 20 acres located in West Melbourne, Florida, which includes a 30,000 square foot addition for engineering and headquarters functions. This building is utilized for the manufacture of wireless communications equipment. The facility was expanded to allow the consolidation of all operations at the West Melbourne, Florida location.

Leased

A 37,600 square foot facility located in Indianapolis, Indiana used primarily for engineering. Engineering operations have been consolidated at the Florida facility. The Indiana offices will close in April of 1998. The 1997 operating loss includes a reserve for the present value of the lease commitment. Negotiations are underway to sublease the facility.

A 5,000 square foot facility located in Norfolk, Nebraska that is used for the operations of RXD, Inc. (electronic components), a wholly owned subsidiary of RELM. Lease payments are $1,000 per month.

A 792 square foot facility located in Vienna, Virginia that is used for the company's government sales office. Lease payments are $1,848 per month.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 1996, the Insurance Commissioner of the Commonwealth of Pennsylvania (the "Insurance Commissioner"), in her capacity as statutory liquidator for Corporate Life Insurance Company ("Corporate Life"), filed a complaint against multiple defendants in the Commonwealth Court of Pennsylvania, including RELM and Mr. Donald Goebert (in his capacity as an officer and Director of RELM). The specific claims alleged against RELM and Mr. Goebert in the complaint are for a preferential transfer, conspiracy and common law fraud arising from a 1987 transaction between RELM and Corporate Investment Company ("CIC"), the parent company of Corporate Life, pursuant to which RELM and CIC exchanged promissory notes in the amount of $1,700,000 (the "Note Transaction"). In connection with the Note Transaction, CIC pledged to RELM as security for its note payment obligation its shares of stock of Corporate Life. CIC subsequently defaulted on its note. In 1991, at the demand of the Insurance Commissioner, CIC sold Corporate Life to American Homestead, Inc. ("AHI") and, in connection with such sale; RELM assigned its note receivable from CIC along with the collateral to AHI. As consideration for this assignment, AHI agreed to assume RELM's obligations under its note to CIC in the amount of $1,700,000. Accordingly, although the complaint alleges a claim for a preferential transfer. RELM received no payment of funds from CIC. The conspiracy claims are non-specific but pertain to the sale of Corporate Life to AHI in 1991. Mr. Goebert was an officer and director of CIC.

In one of two related actions, in 1994 the Trustee and statutory liquidator of CIC, in connection with the current bankruptcy proceedings of CIC, brought an adversarial proceeding in the United States District Court for the Eastern District of Pennsylvania against RELM, Mr. Goebert and other individuals and entities that were involved in the sale of Corporate Life to AHI. This adversarial proceeding alleges the same claims as in the action brought by the Insurance Commissioner in connection with the Note Transaction and the sale of Corporate Life. In the other related action, in 1993 two individual creditors of CIC filed a complaint against, among others, RELM and Mr. Goebert in the United States District Court for the Southern District of New York. The specific claims alleged against RELM and Mr. Goebert in the complaint are for fraud, fraudulent conveyance, securities fraud and RICO in connection with the Note Transaction, the sale of Corporate Life and other investments made by CIC in an effort to raise capital for Corporate Life. Each of the above-related matters is in civil suspense. RELM believes that an adjudication of the action brought by the Insurance Commissioner will in effect resolve both of the related matters on the legal principals of collateral estoppel and/or issue preclusion.

There are approximately 10 pending claims for personal injury and or property damages alleged to have resulted from the malfunction of a garage door or gate operator. The company maintains product liability insurance with coverage's of $2,000,000, subject to deductibles ranging from $75,000 to $500,000. During the times that such claims were made, the Company maintained umbrella coverage extending its insurance coverage for various periods by $3,000,000 to $10,000,000.

RELM believes that there will be no material adverse effect on the financial position of the Company as a result of these actions.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

The 1997 Annual Meeting of Shareholders of RELM was held on December 8, 1997. Of the 5,079,176 shares of common stock outstanding and entitled to vote at the meeting, 4,258,799 shares were represented in person or by proxy.

Election of Directors

On the proposal to elect Donald F. U. Goebert, Buck Scott, Robert L. MacDonald, Ralph R. Whitney, Jr., James Gale, Joel Schleicher, and George M. Benjamin, III as directors to serve until the 1998 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below.

                                               For           Withheld
                                               ---           --------

Donald F. U. Goebert                        4,234,939         23,860
Buck Scott                                  4,240,699         18,100
Robert L. MacDonald                         4,240,709         18,090
Ralph R. Whitney, Jr.                       4,241,597         17,202
James C. Gale                               4,240,699         18,100
Joel A. Schleicher                          4,240,699         18,100
George N. Benjamin, III                     4,240,699         18,100

At a director's meeting following the annual shareholders meeting, Richard
K. Laird, who was employed as President & CEO of RELM on December 1, 1997, was appointed by the Board of Directors as an additional Director.

Reincorporation

On the proposal to change the company's State of Incorporation from Pennsylvania to Nevada and to change the name of the company from Adage, Inc. to RELM Wireless Corporation, 2,568,378 shares were voted for the proposal, 31,334 shares were voted against the proposal, and 11,797 shares abstained from the vote.

On the basis of the above vote, all of the Director nominees were elected to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Also, the plan for re-incorporation and the name change was approved, and became effective on January 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT COMMON
        EQUITY AND RELATED STOCKHOLDERS MATTERS

The company's stock is traded on the NASDAQ National Market. Formerly, the symbol was "ADGE". The symbol changed to "RELM" effective on January 30, 1998. The following table sets forth for the periods indicated the high and low closing sale prices of the common stock as furnished by NASDAQ.

         1997 Quarter Ended                    High              Low
         ------------------                    ----              ---

         March 31, 1997                        3.875             3.250
         June 30, 1997                         4.688             3.500
         September 30, 1997                    5.563             4.063
         December 31, 1997                     7.563             4.188

         1996 Quarter Ended                    High              Low
         ------------------                    ----              ---

         March 31, 1996                        5.000             3.7500
         June 30, 1996                         5.6250            3.7500
         September 30, 1996                    5.6250            3.7500
         December 31, 1996                     4.4375            3.1875

On March 31, 1998, the closing sale price was $5.75. On that date, there were 2,307 holders of record.

No cash dividends were paid with respect to the company's common stock during the past five years. The company intends to retain its earnings to fund growth and, therefore, does not intend to pay dividends in the foreseeable future. Additionally, the company's revolving credit agreement restricts dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

                                         1997       1996       1995        1994       1993
                                         ----       ----       ----        ----       ----
INCOME STATEMENT

Net Sales & Revenues                   $45,376    $47,646    $45,266     $47,010     $35,718

Income (Loss) From
  Continuing Operations                (11,974)    (1,347)      (533)       (759)         29

Income (Loss) From
  Discontinued Operations               (2,836)    (2,679)     1,645        (299)       (354)

Net Income (Loss)                     $(14,810)   $(4,026)    $1,112     $(1,058)      $(325)

Earnings (Loss) Per Share From
  Continuing Operations                 $(2.36)    $(0.26)    $(0.10)     $(0.15)      $0.01

Earnings (Loss) Per Share From
  Discontinued Operations               $(0.56)    $(0.52)     $0.32      $(0.06)     $(0.07)

Net Earnings (Loss) Per Share           $(2.92)    $(0.78)     $0.22      $(0.21)     $(0.06)

BALANCE SHEET

Working Capital                        $10,307    $27,008    $29,904     $32,538     $32,450

Total Assets                            31,665     54,028     64,916      87,494      87,474

Long-Term Debt                           7,440     15,554     14,906      24,621      28,957

Total Shareholders Equity              $14,034    $29,214    $32,620      31,236     $32,479


The earnings (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FISCAL YEAR 1997 COMPARED WITH 1996

With the emergence of digital technology in wireless communications applications, the company has implemented plans to reposition its products and infrastructure to capitalize on new business opportunities. In connection with these plans, the company recognized charges totaling $9.6 million in 1997. Specifically, these charges relate to the following actions; 1) $2.9 million for the removal of inadequately performing product lines and the associated inventory, 2) $1.1 million for a reduction in force and related expenses at the Florida operation, 3) $1.7 million for the closing and consolidation of the company's Indiana research and development center and reestablishing research and development activities in Florida, and 4) $3.9 million for establishing additional deferred tax asset valuation allowances.

Additionally, the results of Redgo Properties, Inc., a loss of $591,000 were reclassified as continuing operations from discontinued operations. This reclassification is required because, despite the company's best efforts, its exit from the business was not completed within the allowable twelve-month time frame. The company anticipates that its exit will be completed in 1998.

The consolidated loss from continuing operations was $12.0 million for the year ended December 31, 1997. Excluding the impact of the aforementioned charges, the loss from continuing operations was $2.4 million.

As an aid to understanding the company's operating results, the following table shows items from the consolidated statement of operations expressed as a percent of sales.

                                    Percent of Net Sales Year Ended December 31,
                                             1997      1996      1995
                                             ----      ----      ----
Sales                                       100.0%    100.0%     100.0%
Cost of Sales                                86.0      71.9       70.8
                                            -----     -----      -----
Gross Margin                                 14.0      28.1       29.2
Selling, General, and
 Administrative Expenses                    (26.7)    (26.3)     (28.5)
Restructuring Charge                         (4.1)      --          --
Impairment Loss                                --      (2.7)        --
Interest Expense                             (2.0)     (1.4)      (3.3)
Other Income (Expense)                         .9      (1.1)        .6
                                            -----     -----      -----
Pretax Income (Loss)
 from Continuing Operations                 (17.9)     (3.4)      (2.0)
Income Tax (Expense) Benefit                 (8.5)       .6         .8
                                            -----     -----      -----
Income (Loss)
 from Continuing Operations                 (26.4%)    (2.8%)     (1.2%)
                                            =====     =====      =====


Net Sales

Net Sales for the year ended December 31, 1997 decreased $2.3 million or 4.8% from the prior year. The total decrease is comprised of a $4.1 million decrease in the wireless communications equipment business and a $1.8 million increase in the commercial real estate business.

The 1997 decrease in wireless communications equipment reflects lower customer demand in the company's land mobile radio and demand side management businesses. Land mobile radio sales were adversely impacted by reduced U. S. Forestry Service purchases. Reportedly, this was the result of less-active fire season. Also, sales of traditional analog radios slowed due to uncertainty in the public safety markets as they contemplate migrating to digital technology. Demand side management sales declined for the third consecutive year as the electric utility industry approaches deregulation. Deregulation of utilities may reduce the need for managing peak demand. The company's near term strategy is to focus on the land mobile radio business. Toward that end, products and product lines that do not fit this strategy or are not adequately profitable, have been or will be discontinued. Conversely, management anticipates introducing new product offers to replace the existing analog product line in the fourth quarter of 1998. Furthermore, the company's development of APCO 25 compliant digital products will yield additional new products in the third quarter of 1998. Although management believes the strategy of focusing in land mobile radios will yield reduced sales in 1998, cost reduction actions expected to return the company to profitability, while new product initiatives will position the company for sales growth going forward.

Cost of Sales

Cost of Sales as a percent of net sales for the year ended December 31, 1997 increased to 86.0% from 71.9% in the prior year. This increase was primarily the result of charges related to discontinuing inadequately profitable products and lines. Other contributing factors were declining volumes in the fourth quarter and the reclassification of the company's commercial real estate business as a continuing operation.

As the company executes its strategy of focusing on land mobile radios, it is anticipated that volumes will decrease in 1998. In response to these developments, the company implemented its December, 1997 plan to reduce manufacturing costs, in excess of $2.5 million annually, including a headcount reduction of approximately 50 employees.

Selling; General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) consist of commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 1997, SG&A expenses totaled $12.1 million or 26.7% of net sales compared with $12.5 million or 26.3% for the prior year. The increase in SG&A costs was primarily the result of charges associated with closing the Indiana engineering center and reestablishing operations in Florida. Additionally, the company incurred product development costs associated with the company's engineering initiative for replacing its aging analog radio product offerings. Also, headquarters expenses increased due to the re-incorporation from Pennsylvania to Nevada and executive search and recruiting costs. Consistent with the reduced volumes explained previously, management implemented its December plan to reduce SG&A expenses by $3.4 million annually, including headcount reductions of 28 employees.

Interest Expense

Interest expense increased $254,000 for the year ended December 31, 1997 to $932,000 from $678,000 during the prior year. This increase was the result of debt for the expansion of the Florida facility and to replace obsolete surface mount manufacturing equipment. Cash flow from continuing operations and from the sale of discontinued operations enabled the company to reduce its debt level during the second half of the year. Accordingly, management expects that interest expense for 1998 will decrease.

Income Taxes

Income Taxes represented effective tax rates of 47.8%, 15.4%, and 40.1% for the years ended December 31, 1997, 1996, and 1995 respectively. These rates are made up primarily of a 34% effective federal tax rate, the respective state tax rates where the company does business, and changes in valuation allowances related to deferred tax assets. The company evaluated the deferred tax assets on its balance sheet and does not believe that it has met the more-likely-than-not criteria of SFAS No. 109, Accounting for Income Taxes, for realizing the net deferred tax assets. Therefore the company has established valuation allowances against net deferred tax assets as of December 31, 1997.

Discontinued Operations

During 1997 the company sold its specialty manufacturing and recycled paper manufacturing subsidiaries for $1.9 million and $8.6 million, respectively, in cash, securities, and notes. A $1.8 million provision for loss on disposal was recorded in 1996 with respect to the sale of the specialty manufacturing business. The actual loss on the sale totaled $2.3 million. Accordingly, an additional loss of $486,000 was recognized in 1997. A loss of $2.1 million was recognized in 1997 on the sale of the company's recycled paper manufacturing subsidiary. In 1995, the company sold its steel-processing subsidiary for $6.8 million in cash.

Liquidity and Capital Resources

The company had working capital totaling $10.3 million, a decrease of $16.7 million, from December 31, 1996. This decrease was the result of restructuring charges for discontinuing the manufacture and sale of inadequately profitable products, closing the Indiana engineering center and reestablishing operations in Florida, downsizing the manufacturing operations, and establishing a valuation allowance for deferred tax assets. Additionally, a portion of the real estate assets held for sale were sold in 1997.

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 1997, 1996, and 1995 have contributed to increases in wages, facilites, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. The company believes that it will be able to pass on most of its future inflationary increases to its customers. The company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the land-mobile radio markets are subject to similar fluctuations.

Pension Plans

RELM sponsors a participant contributory retirement plan (401K) that is available to employees. The company's contribution to this plan is a percentage of employees' contributions and totaled $248,000 $245,000 and $429,000 for 1997, 1996, and 1995 respectively.

Year 2000 Discussion

As the year 2000 approaches, an issue has emerged with many companies regarding how existing application software programs and operating systems will accommodate this date value. Many existing software products were designed to accommodate only a two-digit date position that represents the year. As a result, the year 1999 could be the maximum date value that the systems will be able to process.

RELM installed a new enterprise-wide software package in 1997. This software is able to process the year 2000. Consequently, management does not expect to incur additional costs to resolve the year 2000 issue.

Dividends

No cash dividends were paid with respect to the company's common stock during the past five years. The company intends to retain its earnings to fund growth and, therefore, does not intend to pay dividends in the foreseeable future.

Liquidity and Capital Resources

The company has a $10 million revolving line of credit. As of December 31, 1997 available credit on this line was approximately $8.5 million. Capital expenditures for the year ended December 31, 1997, were $2.7 million. Of these expenditures, $2.3 million was for the expansion of the West Melbourne, Florida facility. The facility expansion allows the West Melbourne, Florida facility to accommodate the consolidated operations from Kansas and Indiana.

Capital expenditures for 1998 are expected to be approximately $1.4 million. These expenditures will support the company's two primary new product initiatives. The current line of credit agreement contains capital expenditure restrictions. The company believes that the restrictions will not impact the execution of its capital investment plans. Capital expenditure will be funded through operating cash flow and financing sources. Subsequent to the completion of these new product initiatives, management expects that capital expenditures will decrease.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitons; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Item 8.  FINANCIAL STATEMENTS


(b) Reports on Form 8-K. The items reported and dates of reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this Report were as follows:

     1. Item 4, dated November 14, 1997.

     2. Item 5, dated November 19, 1997.

     3. Item 4, dated December 2, 1997.

     4. Item 5, dated December 3, 1997.

                            RELM Wireless Corporation

                        Consolidated Financial Statements


                  Years ended December 31, 1997, 1996 and 1995




                                    Contents

Report of Independent Certified Public Accountants--Ernst & Young LLP........F-2
Report of Independent Certified Public Accountants--MacDade Abbott LLP.......F-3

Consolidated Financial Statements

Consolidated Balance Sheets..................................................F-4
Statements of Consolidated Operations........................................F-6
Statements of Consolidated Stockholders' Equity..............................F-7
Statements of Consolidated Cash Flows........................................F-8

Notes to Consolidated Financial Statements...................................F-9

                                Ernst & Young LLP


               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated balance sheet of RELM Wireless Corporation (formerly Adage, Inc.) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


Orlando, Florida
March 31, 1998

                               MacDade Abbott LLP


               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated balance sheet of RELM Wireless Corporation (formerly Adage, Inc.) and subsidiaries as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


Paoli, Pennsylvania
March 7, 1997

                            RELM Wireless Corporation

                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                         December 31
                                                                   -----------------------
                                                                     1997            1996
                                                                   -----------------------
Assets
Current assets:
   Cash and cash equivalents                                       $   213         $   599
   Accounts receivable (net of allowance for doubtful
     accounts of $133 in 1997 and $165 in 1996)                      5,379          11,536
   Inventories                                                      11,504          16,219
   Investment securities--trading                                      881             723
   Notes receivable                                                    400               -
   Real estate investments held for sale                             1,833           4,710
   Prepaid expenses and other current assets                           288             511
   Deferred income tax asset                                             -           1,970
                                                                   -----------------------
                                                                    20,498          36,268

Property, plant and equipment:
   Land                                                                233             342
   Buildings and improvements                                        4,150           5,455
   Machinery and equipment                                           9,020          21,896
   Accumulated depreciation                                         (4,598)        (15,165)
                                                                   -----------------------
                                                                     8,805          12,528
   Capital projects in progress                                          -             104
                                                                   -----------------------
                                                                     8,805          12,632

Notes receivable, less current portion                               2,200               -
Other assets                                                           162             251
Net assets of discontinued operations                                    -           2,977
Deferred income tax asset                                                -           1,900
                                                                   -----------------------
Total assets                                                       $31,665         $54,028
                                                                   =======================

See accompanying notes.

                            RELM Wireless Corporation

                        (In Thousands, Except Share Data)

                                                                         December 31
                                                                   -----------------------
                                                                     1997            1996
                                                                   -----------------------
Liabilities and stockholders' equity
Current liabilities:
   Current maturities of long-term liabilities                     $ 1,584         $   868
   Accounts payable                                                  1,935           4,986
   Accrued compensation and related taxes                            3,017           1,540
   Accrued expenses and other current liabilities                      756           1,866
   Accrued restructuring liability                                   1,872               -
   Accrued research costs                                            1,027               -
                                                                   -----------------------
Total current liabilities                                           10,191           9,260

Long-term liabilities, less amounts classified as current
   liabilities:
     Loans, notes and mortgages                                      5,405          14,425
     Capital lease obligations                                       2,035           1,129
                                                                   -----------------------
                                                                     7,440          15,554

Commitments and contingencies                                            -               -

Stockholders' equity:
   Common stock; $.60 par value; 10,000,000 authorized
     shares: issued and outstanding shares 5,035,779 at
     December 31, 1997 and 5,129,150 at December 31, 1996            3,021           3,076
   Additional paid-in capital                                       20,185          20,500
   Retained earnings (deficit)                                      (9,172)          5,638
                                                                   -----------------------
Total stockholders' equity                                          14,034          29,214
                                                                   -----------------------
Total liabilities and stockholders' equity                         $31,665         $54,028
                                                                   =======================

See accompanying notes.

                            RELM Wireless Corporation

                      Statements of Consolidated Operations
                        (In Thousands, Except Share Data)

                                                                        Year ended December 31
                                                               -----------------------------------------
                                                                 1997             1996             1995
                                                               -----------------------------------------
Sales                                                          $45,376          $47,646          $45,266
Expenses:
   Cost of products                                             39,003           34,252           32,055
   Selling, general and administrative                          12,099           12,537           12,908
   Restructuring charge                                          1,872                -                -
   Impairment loss                                                   -            1,300                -
                                                              ------------------------------------------
                                                                52,974           48,089           44,963
                                                              ------------------------------------------

Operating income (loss)                                         (7,598)            (443)             303
Other income (expense):
   Interest expense                                               (932)            (678)          (1,463)
   Net gains (losses) on investments                               158             (643)             184
   Other income                                                    268              151               88
                                                              ------------------------------------------
                                                                  (506)          (1,170)          (1,191)
                                                              ------------------------------------------
Loss from continuing operations before income taxes             (8,104)          (1,613)            (888)
Income tax expense (benefit)                                     3,870             (266)            (355)
                                                              ------------------------------ ------------
Loss from continuing operations                                (11,974)          (1,347)            (533)
Discontinued operations:
   Gain (loss) from discontinued operations net of
     income taxes (benefit)                                       (266)            (847)             452
   Gain (loss) on disposal of discontinued segments
     net of income taxes (benefit)                              (2,570)          (1,832)           1,193
                                                              ------------------------------------------
                                                                (2,836)          (2,679)           1,645
                                                              ------------------------------------------
Net income (loss)                                             $(14,810)         $(4,026)         $ 1,112
                                                              ==========================================

Earnings (loss) per share--basic and diluted:
   Continuing operations                                      $  (2.36)         $  (.26)         $  (.10)
   Discontinued operations                                        (.56)            (.52)             .32
                                                              ------------------------------------------
Net income (loss)                                             $  (2.92)         $  (.78)         $   .22
                                                              ==========================================

See accompanying notes.

                            RELM Wireless Corporation

                 Statements of Consolidated Shareholders' Equity
                        (In Thousands, Except Share Data)

                                                                                           Unrealized
                                                                                              Gains
                                                                                           (Losses) on
                                             Common Stock          Additional   Retained    Available
                                         ---------------------      Paid-In     Earning      For Sale
                                           Shares       Amount      Capital     (Deficit)   Securities     Total
                                         ------------------------------------------------------------------------
Balances at January 1, 1995              5,098,555      $3,059      $20,349      $ 8,552      $(724)      $31,236
   Sale of common stock                     22,980          14          128            -          -           142
   Increase in aggregate market value
     of available for sale securities            -           -            -            -        130           130
   Net income                                    -           -            -        1,112          -         1,112
                                         ------------------------------------------------------------------------
Balances at December 31, 1995            5,121,535       3,073       20,477        9,664       (594)       32,620
   Sale of common stock                      7,615           3           23            -          -            26
   Available for sale securities
     reclassified as trading                     -           -            -            -        594           594
   Net loss                                      -           -            -       (4,026)         -        (4,026)
                                         ------------------------------------------------------------------------
Balances at December 31, 1996            5,129,150       3,076       20,500        5,638          -        29,214
   Purchase of common stock                (93,371)        (55)        (315)           -          -          (370)
   Net loss                                      -           -            -      (14,810)         -       (14,810)
                                         ------------------------------------------------------------------------
Balances at December 31, 1997            5,035,779      $3,021      $20,185      $(9,172)     $   -       $14,034
                                         ========================================================================

See accompanying notes.

                            RELM Wireless Corporation

                      Statements of Consolidated Cash Flows
                                 (In Thousands)

                                                                                Year ended December 31
                                                                     -------------------------------------------
                                                                       1997               1996             1995
                                                                     -------------------------------------------
Cash flows from operating activities
Net income (loss)                                                    $(14,810)          $(4,026)          $1,112
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                      1,796             2,762            2,375
     Loss on disposal of discontinued segments                          2,570             1,832           (1,992)
     Gain on disposal of property and equipment, and
       other assets                                                         -              (354)             (12)
     Net (gain) loss on investment securities                            (158)              643               74
     Deferred income taxes                                              3,870              (700)             449
     Valuation allowance on real estate                                     -             1,300                -
     Other                                                                 39                39               14
     Changes in current assets and liabilities:
       Accounts receivable                                              3,327            (2,002)           1,634
       Inventories                                                      3,508             2,323           (1,109)
       Accounts payable                                                (2,049)           (1,463)          (3,034)
       Other current assets and liabilities                             1,898               183           (1,134)
       Real estate investments held for sale                            2,677             1,076              537
       Discontinued segments--noncash charges and
         working capital charges                                          545              (572)             321
                                                                     -------------------------------------------
Cash provided by (used in) operating activities                         3,213             1,041             (765)

Cash flows from investing activities
   Purchases of property and equipment                                 (2,694)           (1,352)            (734)
   Proceeds from disposals of property and equipment                        -               700               18
   Net cash from sale of subsidiaries                                   7,643                 -            6,789
   Sales of real estate                                                     -               100                -
   Investing activities of discontinued segments                            -              (182)               -
                                                                     -------------------------------------------
Cash provided by (used in) investing activities                         4,949              (734)           6,073

Cash flows from financing activities
Repayment of debt and capital lease obligations                        (2,248)           (3,079)          (3,964)
Proceeds from debt                                                      4,802
Net increase (decrease) in revolving credit lines                     (11,071)            3,195           (1,559)
Deferred financing charges                                                  -              (100)             (50)
Proceeds from issuance of common stock                                      -                26              142
Retirement of stock                                                       (31)                -                -
Financing activities of discontinued segments                               -               (87)               -
                                                                     -------------------------------------------
Cash used in financing activities                                      (8,548)              (45)          (5,431)
                                                                     -------------------------------------------

Increase (decrease) in cash                                              (386)              262             (123)
Cash and cash equivalents, beginning of year                              599               337              460
                                                                     -------------------------------------------
Cash and cash equivalents, end of year                               $    213           $   599           $  337
                                                                     ===========================================


Supplemental disclosure
Interest paid                                                        $  1,266           $ 1,352           $1,835
Income taxes paid                                                          12                 4               42
Capital lease additions                                                 1,755               355              920

See accompanying notes.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies

Description of Business

The Company's primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting of land mobile radios, utility load management systems, and base station components and subsystems. In 1995, the Company formed a plan to discontinue its real estate development and management business (see Note 5).

Principles of Consolidation

The accounts of the Company and its subsidiaries have been included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Inventory

Inventories are stated at the lower of cost or market, determined by the average cost method.

Investment Securities

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

Property and Equipment

Property and equipment is carried at cost. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations for the period.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies (continued)

Depreciation is generally computed on the straight-line method using lives of 3 to 20 years on machinery and equipment and 5 to 30 years on buildings and improvements. The Company revised the estimated useful life of some of its equipment from 5 to 8 years as of January 1, 1996. This decreased the Company's 1996 operating loss by $117, net loss by $73 and loss per share by $.02. Depreciation expense on property, plant, and equipment for 1997, 1996 and 1995 was $1,220, $1,066 and $1,041, respectively.

Impairment of Long-Lived Assets

In 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which establishes criteria for the recognition and measurement of impairment losses associated with long-lived assets.

Cash Equivalents

Cash and cash equivalents includes time deposits, certificates of deposit and highly liquid marketable securities with original maturities of less than three months.

Revenue Recognition

Revenues and expenses are recognized as goods are shipped. Real estate revenues are recognized upon closing of a sale.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries in which it owns 80% or more of the outstanding capital stock. The Company follows the liability method of accounting for income taxes.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, accounts receivables and investments. The Company places its cash

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies (continued)

and investments in accounts with major financial institutions. Concentrations of credit risk with respect to accounts receivable are generally diversified due to the large number of customers comprising the Company's customer base. Accordingly, the Company believes that its accounts receivable credit risk exposure is limited.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's management believes the carry amounts of cash, notes receivable, investments and short-term and long-term debt approximates their fair values.

Advertising Costs

The cost for advertising is expensed as incurred. The total advertising expense for 1997, 1996 and 1995 was $456, $319 and $270, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for 1997, 1996 and 1995 are research and development costs of $5,466, $3,065 and $2,860, respectively.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock-Based Compensation.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share

In 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies (continued)

requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997.

The Company intends to adopt the provisions of SFAS 130 and 131 in 1998 and does not expect their application to have a material impact on the financial statements of the Company.

Reclassifications

In accordance with Staff Accounting Bulletin No. 93, the Company's real estate operations previously reported as discontinued operations in prior years have been reclassified to continuing operations (see Note 5 and Note 15 for reclassifications related to discontinued operations).

Certain other amounts in prior years have been reclassified to conform to current year presentation.

2. Inventory

Inventory consisted of the following:

                                                    December 31
                                             ------------------------
                                               1997              1996
                                             ------------------------
         Raw materials                       $ 4,139          $ 7,424
         Work in process                       2,245            3,286
         Finished goods                        5,120            5,509
                                             ------------------------
                                             $11,504          $16,219
                                             ========================

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:

                                                   Year ended December 31
                                               -------------------------------
                                               1997          1996         1995
                                               -------------------------------
Balance, beginning of period                   $165          $381         $634
Provision for doubtful accounts                 140           194           22
Uncollectible accounts written off             (147)         (200)        (181)
Recoveries                                        -             1           68
Discontinued operations                         (25)         (211)        (162)
                                               -------------------------------
Balance, end of period                         $133          $165         $381
                                               ===============================

4. Investment Securities

Investment securities, which consist of marketable equity securities, had a market value of $881 and $723 and a cost basis of $550 and $550 at December 31, 1997 and 1996, respectively. Realized gains and changes in unrealized gains or losses included in investment income were as follows:

                                                    Year ended December 31
                                               --------------------------------
                                               1997          1996          1995
                                               --------------------------------

Realized gains on investment securities        $  -        $   39          $108
Reduction in cost of available for sale
  investment transferred to trading               -          (855)            -
Unrealized gains on trading investment
  securities                                    158           173            76
                                               --------------------------------
                                               $158         $(643)         $184
                                               ================================

During 1996, investment securities classified as available for sale, had a market decline which was considered other than temporary and management reclassified this investment as current trading. The market decline was recognized as a reduction in cost and reported with net (gains) losses on investments in the statement of consolidated operations.

During 1995, gross unrealized losses on investment securities classified as available for sale and included in stockholders' equity totaled $594.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

5. Real Estate Assets Held for Sale

In 1995, the Company formulated a plan to discontinue its real estate development and management business and began accounting for the business as a discontinued operation. The real estate business has not been completely disposed of as of December 31, 1997. Staff Accounting Bulletin No. 93 stipulates, among other things, that a Company's disposal of a business must be completed within one year of the adoption of the plan of disposal for purposes of accounting for the business as a discontinued operation. Accordingly, the Company has reclassified the operations of its real estate business to continuing operations for all periods presented. Despite such treatment, the Company continues its vigorous efforts to dispose of the real estate assets and has classified such assets as real estate held for sale in the accompanying balance sheets. The real estate assets include subdivided units of commercial land, completed

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

5. Real Estate Assets Held for Sale (continued)

residential properties, and commercial properties, and are presented net of valuation allowances of $1,005 and $2,920 at December 31, 1997 and 1996, respectively. The real estate valuation allowances are composed of the following:

                                                      Year ended December 31
                                                --------------------------------
                                                 1997         1996        1995
                                                -------------------------------
Balances, beginning of period                   $2,920      $ 1,620      $2,450
   Provision for impairment losses                   -        1,300           -
   Reduction due to sales                       (1,915)           -        (830)
                                                -------------------------------
Balance, end of period                          $1,005      $ 2,920      $1,620
                                                ===============================

The summarized results of operations of the real estate business are as follows:

                                                     Year ended December 31
                                                -------------------------------
                                                 1997         1996        1995
                                                -------------------------------

Sales                                           $3,937      $ 2,130      $2,615
Cost of sales                                    4,006        1,911       1,715
Impairment loss                                      -        1,300           -
Selling, general and administrative expenses       522          269         543
                                                -------------------------------
Operating income (loss)                         $ (591)     $(1,350)     $  357
                                                ===============================

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)
6. Debt

The debt consisted of the following:

                                                                               December 31
                                                                         ------------------------
                                                                          1997             1996
                                                                         ------------------------
Revolving line of credit.                                                $1,500           $12,571
Notes payable to banks secured by real estate. Interest rate at
   December 31, 1997 was 9.25%. Monthly interest payments are
   due through July 1998 with the principal due in July 1998.               162               750
Note payable to bank secured by the fixtures, equipment, and building bearing interest at LIBOR plus 1.75% (7.75% at
   December 31, 1997) with monthly payments of $24 plus
   interest due through August 2012.                                      4,193                 -
Notes payable to third parties secured by real estate. Fixed interest rate at December 31, 1997 was 10.5%. Payments due
   upon sale of real estate units.                                          443               731
Financing obligations secured by equipment of the paper
   manufacturing business due in monthly installments to 1999.
   Interest rate was 9.95%.                                                   -               666
                                                                         ------------------------
Total debt                                                                6,298            14,718
Amounts classified as current liabilities                                  (893)             (293)
                                                                         ------------------------
Long-term debt                                                           $5,405           $14,425
                                                                         ========================

The bank revolving line of credit agreement expires February 27, 1999 and provides availability based on collateral levels to $10,000 reduced by outstanding letters of credit and bank acceptances funded by the line. The agreement is secured or guaranteed by substantially all the assets of the Company. Interest varies according to a selection of market interest rates on amounts outstanding (7.94% at December 31, 1997). There is an annual fee of .25% on the unused portion of the line. The credit agreement requires, among other things, maintenance of financial ratios and limits certain expenditures.

The $4,193 note agreement contains a cash flow and a net worth requirement. The Company was in violation of these covenants at December 31, 1997. The bank has provided a waiver of the

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)
6. Debt (continued)

cash flow covenant for 1997 and a waiver of the tangible net worth requirement through January 1, 1999.

As of December 31, 1997 and 1996, the Company had approximately $8,500 and $500 of unused lines of credit available.

The Company capitalized $38 of interest in 1997.

Maturities of long-term debt for years succeeding December 31, 1997 are as follows:

         1998                                     $  893
         1999                                      1,788
         2000                                        287
         2001                                        287
         2002                                        288
         Thereafter                                2,755
                                                  ------
                                                  $6,298
                                                  ======

7. Leases

The Company occupied certain properties under long-term operating leases which expire at various dates. Certain of these operating leases were assumed by the buyers of the Company's paper and specialty manufacturing businesses which were sold in 1997. The Company recorded charges of $345 in 1997 and $110 in 1996 related to the abandonment of certain leases and the write-off of leasehold improvements. Total rental expenses for all operating leases for 1997, 1996 and 1995 was $397, $614 and $609, respectively.

Property, plant and equipment includes equipment purchased under capital leases at December 31 as follows:

                                                  1997             1996
                                                 -----------------------

         Cost                                    $3,672           $2,058
         Accumulated depreciation                 1,098              403
                                                 -----------------------
                                                 $2,574           $1,655
                                                 =======================

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)
7. Leases (continued)

Amortization of equipment under capital leases is included in depreciation expense.

During 1997, the Company revised the estimated useful life of one of its leased assets from eight to five years (the life of the lease) and recorded an additional charge of $317 related to this change. This revision increased the 1997 net loss by $317 and loss per share by $.06.

At December 31, 1997, the future minimum payments for the capital leases are as follows:

         1998                                                           $  913
         1999                                                              757
         2000                                                              757
         2001                                                              593
         2002                                                              249
                                                                        ------
         Total minimum lease payments                                    3,269
         Less amounts representing interest                               (543)
                                                                        ------
         Present value of net minimum lease payments                     2,726
         Less current maturities                                          (691)
                                                                        ------
         Long-term obligations under capital-leases                     $2,035
                                                                        ======

8. Income Taxes

The provisions for income taxes for the years ended December 31 are based on income (loss) from continuing operations before income taxes as follows.

                                  1997              1996             1995
                                 ----------------------------------------

         Current:
            Federal              $    -            $   -             $255
            State                     -                -               40
                                 ----------------------------------------
                                                       -              295
         Deferred:
            Federal               3,309             (670)             371
            State                   561              (30)              78
                                 ----------------------------------------
                                  3,870             (700)             449
                                 ----------------------------------------
                                 $3,870            $(700)            $744
                                 ========================================

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

8. Income Taxes (continued)

The provision for income taxes is provided in the statement of consolidated operations as follows:

                                                  1997        1996        1995
                                                 -----------------------------
     Income (loss) from continuing operations
                                                 $3,870      $(266)      $(355)
     Loss from discontinued operations                -       (434)        300
     Gain (loss) on disposal of
       discontinued segment                           -          -         799
                                                 -----------------------------
                                                 $3,870      $(700)      $ 744
                                                 =============================

The components of consolidated income taxes (benefit) for the years ended December 31 are as follows:

                                                  1997        1996        1995
                                                  ----------------------------
     Federal income taxes (benefit) at
        statutory rates                          (34.0)%     (34.0)%      34.0%
     State income taxes (benefit) net of
        federal income tax benefit                (3.5)       (3.6)        4.0
     Change in valuation allowance                86.0        18.1         -
     Limited use capital losses                    -           1.9         -
     Permanent differences and other              (0.7)        2.2         2.1
                                                  ----------------------------
     Effective income tax rate                    47.8%      (15.4)%      40.1%
                                                  ============================

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

8. Income Taxes (continued)

The deferred tax effect of temporary differences between financial and tax reporting at December 31 is as follows:

                                                         1997             1996
                                                       ------------------------
     Deferred tax assets:
        Operating loss carryovers                      $ 6,972           $3,388
        Tax credits                                        129                -
        Unrealized capital losses:
          Disposal of segment                              670              670
          Investment losses                                  -              230
        Asset reserves:
          Bad debts                                         50              123
          Inventory reserve                              1,073              388
          Inventory capitalization                         128              208
          Real estate sales                                378              988
        Accrued expenses:
          Compensated absences                             171              318
          Health insurance claims                          752              161
          Restructuring accrual                            704                -
          All other                                          -              209
        Valuation allowances                           (10,177)          (2,200)
                                                       ------------------------
                                                           850            4,483
     Deferred tax liabilities:
        Depreciation                                      (726)            (613)
        Unrealized capital gain                           (124)               -
                                                       ------------------------
     Net deferred tax assets                           $     -           $3,870
                                                       ========================

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $10,177 against its net deferred tax assets.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

8. Income Taxes (continued)

Part of the federal loss carryforward is attributed to the prior operation of the wireless electronic subsidiary. This loss carryforward is limited to a tax benefit of approximately $320 per year. If unused, the federal and state tax loss carryforward benefit (at current rates) expires in the following years:
2004--$1,177; 2005--$1,436; 2006--$363; 2009--$5; 2010--$81; 2011--$459;
2012--$3,451.

9. Pension Plans

The Company sponsors participant contributory retirement plans (401k) which are available to employees not covered by union plans, the Company's contributions to these plans is either a percentage of the participants salary (50% of the participants' contributions up to a maximum of 6%) or a discretionary amount. Total contributions made by the Company were $248, $245 and $429 for 1997, 1996 and 1995, respectively.

The Company participated in a multi-employer pension plan through June 16, 1997, the date of sale of its paper manufacturing business. The plan provides defined benefits for those employees covered by two collective bargaining agreements. Contributions for employees are based on hours worked at rates set in the bargaining agreements. If the Company curtailed employment or withdrew from the multi-employer plans, a withdraw liability may be incurred. The buyer of the paper manufacturing business agreed to assume such withdrawal liability, if any. The Company agreed to be secondarily liable if the buyer withdraws from the plan through June 16, 2002. The amount of such liability, if any, cannot presently be determined. Total amounts charged to pension expense and contributed to the multi-employer plan were $70, $145 and $174 for 1997, 1996 and 1995 respectively.

10. Related Party Transactions

The specialty manufacturing subsidiary leased its manufacturing and office facility from a corporation controlled by an officer of the Company. This subsidiary was sold on June 4, 1997. Rental payments under this lease were approximately $88 for the period January 1, 1997 through the sale date. Rental payments were $230 and $239 for 1996 and 1995, respectively.

During the years ended December 31, 1996 and 1995, the Company's commercial real estate subsidiary managed rental properties that were owned by other entities that were controlled by an

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data

10. Related Party Transactions (continued)

officer of the Company. For this service, the Company received fees related to a percentage of gross rents plus a percentage of new leases signed. Property management fees received by the Company during 1996 and 1995 from related parties totaled $133 and $124, respectively. See Note 5.

During 1997, the Company's commercial real estate subsidiary sold real estate to an entity that was controlled by the Company's principal shareholder for $1,733. As part of the sale, unsecured notes receivable were established totaling $200 and are outstanding at December 31, 1997. Interest is payable quarterly at 7% and the principal is due in 2004.

11. Restructuring

In 1997, the Company recorded a $1,872 charge related to restructuring. The restructuring consisted of consolidating operations and reducing operating expenses. In consolidating operations, the Company accrued $446 related to the closing of a research and development facility in Indiana which will be moved to Florida by June 1998. In addition, the Company accrued $1,426 relating to the termination of both factory and support employees in Indiana and Florida.
These costs have been included in loss from continuing operations.

12. Significant Customers

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows:

                               1997              1996             1995
                               ---------------------------------------

     U.S. government            32%               21%              21%
     Foreign markets            10                13                7

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

13. Earnings (Loss) Per Share

The following table sets the computation of basic and diluted earnings (loss) per share from continuing operations:

                                                                      Year ended December 31
                                                         --------------------------------------------
                                                             1997              1996              1995
                                                         --------------------------------------------
Numerator:
   Net income (numerator for basic and diluted
     earnings (loss) per share)                          $  (11,974)       $   (1,347)      $     (533)
                                                         ---------------------------------------------

Denominator:
   Denominator for basic earnings per
     share-weighted average shares                        5,076,438         5,116,304        5,098,063

Effect of dilutive securities:
   Options                                                        -                 -                -
                                                         ---------------------------------------------
   Dilutive potential shares                                      -                 -                -
                                                         ---------------------------------------------
Denominator for diluted earnings (loss) per
   share-adjusted weighted average shares                 5,076,438         5,116,304        5,098,063
                                                         =============================================

Basic earnings (loss) per share                          $    (2.36)       $     (.26)      $     (.10)
                                                         =============================================

Diluted earnings (loss) per share                        $    (2.36)       $     (.26)      $     (.10)
                                                         =============================================

Shares related to options are not included in the computation of earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

14. Stock Option and Other Stock Plans

The Company has two plans whereby eligible officers, directors and employees can be granted options for future purchases of Company common stock at the market price on the grant date. The options, if not exercised within a five year period, expire. Other conditions and terms apply to stock option plans.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

14. Stock Option and Other Stock Plans (continued)

The following is a summary of all stock option plans:

                                                                       Weighted
                                         Shares         Option         Average
                                         Under         Price Per       Exercise
                                         Option          Share          Price
                                        ---------------------------------------

Balance at January 1, 1995               329,295      $3.61-$7.87       $5.61
   Options exercised                      (2,674)            3.61        3.61
   Options expired or terminated         (65,418)            7.87        7.87
                                        ---------------------------------------
Balance at December 31, 1995             261,203       3.61- 7.87        5.06
   Options granted                        33,191       4.00- 4.06        4.01
   Options exercised                      (7,640)            3.61        3.61
   Options expired or terminated          (9,096)      5.62- 7.87        6.49
                                        ---------------------------------------
Balance at December 31, 1996             277,658       3.61- 6.88        4.90
   Options granted                       130,000       4.06- 6.25        5.74
   Options expired or terminated        (114,135)      3.61- 6.88        4.97
                                        ---------------------------------------
Balance at December 31, 1997             293,523      $4.00-$6.88       $5.28
                                        =======================================

Exercisable at December 31, 1997         108,838      $4.00-$6.88       $5.04
                                        =======================================

The weighted average contractual life of stock options outstanding at December 31, 1997 was 2.4 years.

At December 31, 1997, 338,061 of unissued options were available under the two plans.

Pro forma information regarding net income or loss is required by SFAS Statement 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using the Black-Scholes option-pricing model minimum value method with the following weighted-average assumptions for 1997: expected volatility of 44%; risk-free interest rate of 6%; dividend yield of 0%; and a weighted-average expected life of the options of 3.5 years.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

14. Stock Option and Other Stock Plans (continued)

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options' vesting period. The Company's pro forma net loss for 1997 was $14,835 or $2.92 loss per share. The proforma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS Statement No. 123 is not reflected in the proforma net loss amounts because compensation cost is reflected over the vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered. The weighted average fair value of options granted during 1997 was $2.41. The option price equaled the market price on the date of grant for all options granted in 1997.

Adoption of SFAS Statement No. 123 had no material effect on pro forma net income or loss or earnings (loss) per share for 1996 and 1995.

15. Discontinued Operations

Paper Manufacturing

On June 16, 1997, the Company sold the assets and certain liabilities of its paper manufacturing business, Fort Orange Paper Co., Inc. (Fort Orange), to the former president of Fort Orange. The purchase price totaled $8,619 and consisted of cash of $6,219 and a note for $2,400. A loss of $2,084 was recorded on the transaction. The note is receivable over five years in annual payments of $400 for the first four years and $800 in the final year and is secured by the assets of Fort Orange. Interest at 11.5% is receivable quarterly.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

15. Discontinued Operations (continued)

The operations of Fort Orange were reclassified to discontinued operation for all periods presented. Summarized results of Fort Orange's discontinued operations were as follows:

                                           Through       Year ended December 31
                                            June         ----------------------
                                            1997          1996           1995
                                         --------------------------------------
Net revenues                              $10,335        $23,134       $28,585
Operating profit (loss)                      (415)           232         1,319
Income (loss) before income taxes            (335)           459         1,319
Income taxes                                    -           (156)         (528)
                                         --------------------------------------
Net income (loss) from discontinued
  operations                             $   (335)       $   303       $   791
                                         ======================================

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

15. Discontinued Operations (continued)

Specialty Manufacturing

In December 1996, the Company agreed in principal to sell its specialty manufacturing business, Allister Manufacturing Company, Inc. (Allister), to an officer and director of the Company. The sale, which was conditional upon the buyer obtaining the necessary financing, was finalized on June 4, 1997 for a total purchase price of approximately $1,946 including cash of $1,592 and the assignment of approximately 83,000 shares of common stock of the Company. The book value of the net assets sold were $2,432 at the date of sale. A loss on the sale of $1,832 (pre-tax and other tax) was recorded in 1996 and an additional loss on sale of $486 was recorded in 1997.

The operations of Allister were reclassified to discontinued operations for all periods presented. Summarized results of Allister's discontinued operations were as follows:

                                          Through        Year ended December 31
                                            May          ----------------------
                                            1997           1996           1995
                                          -------------------------------------

Net revenues                              $4,332         $11,212        $10,952
Operating profit (loss)                       69            (715)          (898)
Income (loss) before income taxes             69          (1,738)        (1,740)
Income tax benefits                            -            (590)          (698)
                                          --------------------------------------
Net income (loss) from discontinued
  operations                              $   69         $(1,148)       $(1,042)
                                          =====================================

The net assets of Allister's discontinued operations at December 31, 1996 were as follows:

         Current assets                                  $4,679
         Net property and equipment                         311
         Current liabilities                             (1,113)
         Valuation allowance                               (900)
                                                         ------
         Net assets of discontinued operations           $2,977
                                                         ======

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

15. Discontinued Operations (continued)

Steel Processing

In August 1995, the Company sold its steel processing business, Niagara Cold Drawn Corporation (Niagara) for $6,789 in cash. A gain on the sale of $1,193 after income tax expense of $779 was recorded.

The operations of Niagara were reclassified to discontinued operations. Summarized results of Niagara's discontinued operations were as follows:

                                                                      Through
                                                                      August
                                                                       1995
                                                                      -------

         Net revenues                                                 $34,285
         Operating profit                                               5,095
         Income before income taxes                                     1,173
         Income taxes                                                     470
                                                                      -------
         Net income from discontinued operations                      $   703
                                                                      =======

16. Contingent Liabilities

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

General Insurance

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It has been the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs were recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry and were included in accrued compensation and related taxes in the balance sheets.

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                        (In Thousands, Except Share Data)

16. Contingent Liabilities (continued)

Former Affiliate

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on notes of a former affiliate. The plaintiff alleges violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In response, the Company filed a motion to dismiss the complaint in the fall of 1993, which the court has yet to rule. In February 1994, the plaintiff executed and circulated for signature, a stipulation of voluntary dismissal. After the stipulation was executed the plaintiff refused to file the stipulation with the court. Subsequently the Company and others named in the complaint filed a motion to enforce their agreement with the plaintiff. The court has also yet to rule on that motion.

In a second related action, an adversarial action in connection with the bankruptcy proceedings of the former affiliate has been filed. In response to that complaint the Company filed a motion to dismiss for failure to state a cause of action. Although the motion for dismissal was filed during 1995, the bankruptcy court has not yet ruled on the motion. The range of potential loss, if any, as a result of these actions cannot be presently determined.

In February 1986, the liquidator of the former affiliate filed a complaint claiming intentional and negligent conduct by the Company and others named in the complaint caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. The complaint does not specify damages but an unfavorable outcome could have a material adverse impact on the Company's financial position. The range of potential loss, if any, cannot be presently determined.

Management, with the advice of counsel, believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

The Company dismissed MacDade Abbott LLP as its certifying accountants on November 7, 1997. Ernst and Young LLP was named as certifying accountants on November 13, 1997. The information required by this item was included in the company's 8-K filing dated December 2, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the Company's directors and executive officers:

                                                            Principal Occupation
          Name                            Age              During Past Five Years                     Directorships
          ----                            ---              ----------------------                     -------------

Donald F.U. Goebert                        61     Chairman of the Board of Directors of the      Progress Financial
                                                  Company and its predecessor since March        Corporation; Investors
                                                  1968; President of the Company's predecessor   Insurance Group, Inc.
                                                  from March 1968 to October 1988 and
                                                  President and CEO of the Company April 1993
                                                  to December 1997.

Richard K. Laird                           50     President and CEO of the Company since
                                                  December 1997; Executive Vice President and
                                                  Chief Operating Officer of Antec Corp. From
                                                  January 1994 to December 1996; Chairman and
                                                  CEO of Keptel Inc. 1983 to January 1994.
                                                  Director since December 1997.

William P. Kelly                           41     Vice President, Chief Financial Officer and
                                                  Secretary of the Company since June 30,
                                                  1997; Vice President and Chief Financial
                                                  Officer of RELM Communications, Inc. since
                                                  October 1995; International Operations
                                                  Financial Manager of Harris Corporation from
                                                  June 1992 to October 1995.

Buck Scott                                 68     Private investor since January 1995;
                                                  President of Electrical Energy Enterprises,
                                                  Inc. from 1991 through 1994.  Director of
                                                  Company since 1980 (including its
                                                  predecessor).

Robert L. MacDonald                        70     Retired, Director of Financial Aid Wharton
                                                  Graduate Division and Lecturer in
                                                  Management, Wharton School, University of
                                                  Pennsylvania 1953 to March 1993.  Director
                                                  of Company since February 1991.

Ralph R. Whitney, Jr.                      63     President and CEO of Hammond Kennedy Whitney   IFR Systems, Inc.; Excel
                                                  & Co., Inc. a private investment banking       Industries, Inc.; Baldwin
                                                  firm with offices at 230 Park Avenue.  New     Technologies Inc.; Control
                                                  York, New York.  Director of Company since     Devices, Inc.; Selas
                                                  January 1992.                                  Corporation of America

James C. Gale                              48     Managing Director of Gruntal & Co., LLC from   Latshaw Enterprises, Inc.
                                                  1992 to  present.  Director of Company since
                                                  October 1993.

Joel A. Schleicher                         45     Private investor and advisor to LBO firms      NovAtel, Inc.
                                                  since July 1997 and for a period from July
                                                  1995 thru May 1996; President and CEO for
                                                  Pro Communications, Inc. from May 1996
                                                  to July 1997; Chief Operating Officer of
                                                  Nextel Communications, Inc. prior
                                                  to July 1995.

George N. Benjamin, III                    60     Management Consultant of Trig Systems, LLC;
                                                  President and CEO of Tie/Communications,
                                                  Inc. from April 1992 to November 1995; Group
                                                  Vice President of The Marmon Group, Inc.
                                                  prior to April 1992; Director since January
                                                  1996.

Each of the members of the Board of Directors, other than Mr. Laird, was elected at the annual meeting of shareholders. Mr. Laird, whose employment with the Company commenced on December 1, 1997, after the distribution of the proxy materials for the December 8, 1997 annual meeting, was appointed as a director at the organizational meeting of the Board following the shareholders' meeting. Mr. Laird's appointment as a director was made in accordance with the agreement pursuant to which he was employed as the Company's President and Chief Executive Officer. Each of the Executive Officers, including Mr. Laird, was elected to office by the Board at its organizational meeting.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on the Company's review of the copies of these reports received by it, and from written representations received from the Reporting Persons, the Company believes that, with the exception of the filing by William P. Kelly and Richard K. Laird, in each case, of an initial statement of beneficial ownership more than ten days after his appointment as an executive officer of the Company, all filings required to be made by the Reporting Persons for the period January 1, 1997 through December 31, 1997 were made on a timely basis.

Committees of the Board of Directors

The Board of Directors has a Compensation Committee and an Audit Committee.
The Company does not have an Executive Committee or Nominating Committee. During 1997, Messrs. Gale, Schleicher and Benjamin served as members of the Compensation Committee and Messrs. Scott, MacDonald, Whitney, Gale and Schleicher serve as members of the Audit Committee.

Compensation of Directors

During 1997 the Company paid to each of its non-employee directors meeting fees of $1,000 for attendance at each Board meeting and $500 for attendance at each meeting of any committee of the Board of Directors which is not held in conjunction with a meeting of the Board. Beginning with the 1997 fiscal year, as a result of approval by the shareholders of the 1996 Non-Employee Directors Option Plan, compensation for non-employee directors was modified to provide for the grant of stock options in lieu of a quarterly retainer for service as a director. Pursuant to the terms of the 1996 Non-Employee Directors Option Plan, beginning in 1997, a grant of a stock option for the purchase of 5,000 shares is made to each non-employee director on the date of each annual meeting of shareholders at which such person is elected or reelected as a director (or if such annual meeting has not been held by June 30 of such year such grant is made as of such June 30 to each such person who has been a non-employee director for at least three months). Such options are granted at an exercise price equal to the fair market value of the Common Stock on the date of grant and become fully exercisable eleven months after the date of the grant or, if earlier, upon a change of control as defined in the Plan. Such options were granted to the Company's non-employee directors as of June 30, 1997 at an exercise price of $4.06 per share. The expiration date of the options which were granted will be June 29, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during each of the last three years to Messrs. Goebert and Laird, each of whom served as the Company's President and Chief Executive Officer during 1997. No other executive officer of the Company was paid salary and bonus compensation which exceeded $100,000 during 1997.




                                                                                                 Long-Term Compensation
                                                                                                 ----------------------
                                                       Annual Compensation                               Awards
                                                       -------------------                       ----------------------
                                                                                               Number of
                                                                         Other Annual          Securities        All Other
   Name and Principal                          Salary      Bonus         Compensation          Underlying      Compensation
        Position             Year                ($)        ($)             ($)(1)              Options(#)         ($)
   ------------------        ----              -------     -----         ------------          -----------     ------------
Donald F. U. Goebert         1997             $150,000     $ --             $  --               $  --           $  --
President and CEO,
  Chairman (2)               1996              150,000       --                --                  --              --

                             1995              150,000       --                --                  --              --

Richard K. Laird             1997               11,538       --                --                  --              --
President and CEO (2)(3)     1996                   --       --                --                  --              --
                             1995                   --       --                --                  --              --

-------------------

(1) Neither of the named executive officers received any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(2) Mr. Goebert served as President and CEO until December 1, 1997, when Mr. Laird assumed the office of President and CEO. Mr. Goebert continues to serve as Chairman of the Board. Mr. Laird was employed at a salary rate of $200,000 per year, effective December 1, 1997. Effective January 1, 1998, Mr. Goebert's salary as Chairman of the Board became $50,000 per year.

(3) Under the terms of Mr. Laird's employment he was granted options under the Company's 1997 Stock Option Plan for the purchase of 100,000 shares of Common Stock upon the commencement of his employment and is to be granted options for additional increments of 50,000 shares six months, twelve months, eighteen months and twenty-four months thereafter. Such options will be granted at the then current market value of the shares. The options granted and to be granted will become exercisable as to increments of 25% of the optioned shares on the first, second, third and fourth year anniversaries of the date of the grant. In the event of a change in control, as defined in the Plan agreement, 50% of any otherwise unvested options shall become vested and exercisable. Mr. Laird shall also be eligible to receive a bonus of up to 50% of his salary upon attaining earnings per share and/or share price goals or other performance criteria to be mutually agreed upon with the Board of Directors.

Stock Option Grants

The following table contains information concerning the grant of stock options under the Company's 1997 Stock Option Plan to the executive officers named in the Summary Compensation Table above (the "Named Officers") during 1997.

                                            Option Grants in 1997
                                              Individual Grants
                                                                                              Potential Realizable
                                                                                               Value (3) at Assumed
                           Number of                                                          Annual Rates of Stock
                           Securities        % of Total           Exercise                   Price Appreciation for
                          Underlying        Options Granted       or Base                         Option Term
                       Options Granted      to Employees in        Price       Expiration    -----------------------
Name                 (# of Shares)(1)(2)        1997               ($/Sh)        Date(2)       5%($)(3)   10%($)(3)
--------------------------------------------------------------------------------------------------------------------
Donald F.U. Goebert          --                  --                  --            --            --           --
Richard K. Laird          100,000               100                $6.25        12/01/07     $393,059     $996,089

-------------------
(1) These are options granted under the 1997 Stock Option Plan to acquire shares of Common Stock. Options with respect to 64,000 shares are incentive stock options ("ISOs") under ss.422 of the Internal Revenue Code of 1986, as amended and options with respect to 36,000 shares are non-qualified stock options. The options are exercisable with respect to increments of 25% of the optioned shares (prorated among the ISOs and the non-qualified options) as of the first, second, third and fourth anniversaries of the option grant date. These options were granted at fair market value on the date of the grant.

(2)  These options could expire earlier in certain situations.

(3) The potential realizable value of the options, if any, granted in 1997 was calculated by multiplying those options by the excess of (a) the assumed market value, at December 1, 2007, of Common Stock if the market value of Common Stock were to increase 5% or 10% in each year of the option's 10-year term over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. The assumed market value at a 5% assumed annual appreciation rate over the 10-year term is $10.18 and such value at a 10% assumed annual appreciation rate over that term is $16.21. At $ 10.18 the total market value of the shares of Common Stock outstanding on March 31, 1998 would be $51,319,548 which would be an increase of $13,192,854 from the market value of such shares at the close of business on December 31, 1997. At $16.21, the total market value of the shares of Common Stock outstanding on March 31, 1998 would be $81,718,063 which would be an increase of $43,591,369 from the market value of such shares at the close of business on December 31, 1997. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission Rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

The Company does not currently have (and has not previously had) any plan pursuant to which any stock appreciation rights ("SARs") may be granted.

Stock Option Exercises and Holdings

The following table sets forth information relating to options exercised during 1997 by each of the Named Officers and the number and value of options held on December 31, 1997 by such individuals.

   Aggregated Option Exercises in 1997 and Option Values at December 31, 1997



                         Shares
                       Acquired
                           on                           Number of Securities           Value of Unexercised
                        Exercise        Value          Underlying Unexercised         In-the-Money Options at
           Name            (#)       Realized ($)     Options at Dec. 31 1997 (#)       Dec. 31, 1997 ($)(1)
           ----          ------      ------------     ---------------------------   ---------------------------
                                                      Exercisable   Unexercisable   Exercisable   Unexercisable
                                                      -----------   -------------   -----------   -------------
Donald F. U. Goebert        0            $ 0               87,500         12,500      $256,638      $36,663

Richard K. Laird (2)        0              0                    0        100,000             0      131,300

(1) Total value of unexercised options is based upon the difference between the last sales price of the Company's Common Stock on the NASDAQ on December 31, 1997, which was $7.563 per share, and the exercise price of the options, multiplied by the number of option shares.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Company's compensation program for the Named Officers, as well as for its other executive officers, is administered by the Board of Directors with the advice and counsel of the Compensation

Committee of the Board. The members of the Compensation Committee provide such advice and counsel through their participation as directors in meetings of the Board and as members of the Committee in meetings of the Committee held separate and apart from meetings of the Board. The Compensation Committee, consists of three outside directors, James C. Gale, Chairman, Joel A. Schleicher and George N. Benjamin, III. The Compensation Committee did not hold any separate meetings during 1997.

The principal actions taken by the Board with respect to executive compensation during 1997 were approval of the compensation package pursuant to which Mr. Laird was employed as President and Chief Executive Officer on December 1, 1997 and the approval of a change in the compensation of Mr. Goebert for the year beginning January 1, 1998 to reflect the change in his responsibilities from Chairman of the Board, President and Chief Executive Officer to Chairman of the Board. All of the members of the Committee approved these actions and neither Mr. Laird nor Mr. Goebert participated in the Board action which affected his compensation.

The Company's officer compensation is composed of base salary, incentive compensation in the form of an annual cash bonus and discretionary long-term incentive compensation in the form of stock options. Each officer is also a participant in medical life insurance, non-contributory 401(k) and other plans which are generally made available to employees of the Company or of the business units managed by such officer.

The Compensation Committee and the Board of Directors strive to offer to the Company's officers a compensation package consisting of base salary and incentive compensation which will attract, retain, motivate, and reward talented executives. To achieve its objectives, the Committee and the Board evaluate the performance of the Company's officers and consider data on other companies in its industry which are comparable in size, location and financial performance. The Committee and the Board intend to base a significant portion of the compensation of senior executives upon the Company's financial success so that the Company's officers are rewarded on the same basis as the Company's shareholders.

Consistent with the compensation objectives of the Committee and the Board, the use of stock options has been a material part of the compensation package for the Company's President and Chief Executive Officer. The compensation package agreed upon for the employment of Mr. Laird as President and Chief Executive Officer included, in addition to his salary, the grant to him, upon commencement of employment, of an option under the Company's 1997 Stock Option Plan for the purchase of up to 100,000 shares of the Company's Common Stock, and for the grant to him of additional options for increments of up to 50,000 shares each six months, twelve months, eighteen months and twenty-four months thereafter. Such options will vest and become exercisable during his employment at the rate of 25% of the optioned shares on each of the first, second, third and fourth anniversaries of the grant date. Similarly, in 1994, Mr. Goebert, who served as President and Chief Executive Officer of the Company until December 1, 1997, was granted options under the Company's 1988 Stock Option Plan for the purchase of 100,000 shares which became vested and exercisable over a five year period. In light of the 1994 grants, the Committee determined for fiscal years since 1994 to maintain the 1994 level of base salary compensation for Mr. Goebert. Stock options, constituting a less material element of overall compensation, have also been granted to William P. Kelly, the other executive officer of the Company, and to other key employees of the Company and its subsidiaries.

From time to time the Board, upon the recommendation of the Committee, implements bonus plans or grants discretionary bonus payments to its executive and other officers based upon performance criteria and the results of the Company's operations. It is the continuing philosophy of the Compensation Committee to include corporate goals, stock price, and financial results measured by return on shareholder equity as determinants of total executive compensation. The terms of Mr. Laird's employment provide for the payment of a bonus of up to 50% of his salary based upon earnings and/or share price goals or other performance criteria to be mutually agreed upon with the Board of Directors.

Recent amendments to the Internal Revenue Code provide that publicly-held corporations may not deduct, for federal income tax purposes, non-performance based compensation for its chief executive officer and certain other executive officers to the extent that such compensation exceeds $1,000,000 for the executive. The Compensation Committee and the Board intend to take such actions as are appropriate to qualify compensation paid to executives for deductibility under these recent amendments. In this regard, base salary and bonus levels are expected to remain well below the $1,000,000 limitation in the foreseeable future. Options granted under the Company's Stock Option Plans are designed to constitute performance-based compensation, which would not be included in calculating compensation for purposes of the $1,000,000 limitation.

                      Members of the Compensation Committee

James C. Gale, Chairman     George N. Benjamin, III        Joel A. Schleicher

Compensation Committee Interlocks and Insider Participation

During 1997, the Compensation Committee of the Company's Board of Directors was composed of Messrs. Gale, Benjamin and Schleicher, all of whom are independent, outside directors of the Company. As noted above, the Company's compensation program for its executives is administered by the Board of Directors with the advice and counsel of the Compensation Committee. As a result, Messrs. Goebert and Laird provide input to the deliberations by the Committee and the Board concerning executive compensation. Neither Mr. Goebert nor Mr. Laird, each of whom is a director of the Company, voted as a member of the Board in the Board action which affected his compensation.

                             STOCK PERFORMANCE GRAPH

The graph below compares the five-year cumulative total shareholder return on the Company's Common Stock with the five-year cumulative total return of the Nasdaq Stock Index, U.S. ("Nasdaq") and the Nasdaq non-financial stocks index ("Composite").

                                    [GRAPHIC]



     In the printed document, there is a line chart representing the following:

                              Annual Returns Ending
                                  December 31,

               NASDAQ                COMPOSITE                 RELM
               ------                ---------                 ----
1992               100                      100                     100
1993          114.7932              115.4545052              112.195122
1994          112.2085              111.0153274             95.12195122
1995          158.6839              154.7107292             82.92682927
1996          195.1942              187.9706742             65.85365854
1997          239.6321              220.7663684             147.5707317

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information as of March 15, 1998 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, including the Named Officers, and (ii) all directors and executive officers as a group. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed.


                                                            Amount Beneficially              Percent
        Name of Beneficial Owner                                    Owned                   of Class(1)
        ------------------------                           --------------------             -----------
Dimensional Fund Advisors                                       307,433(2)                       6.1
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401
Donald F.U. Goebert ......................................    1,711,234(3)(4)                   33.4
   400 Willowbrook Lane
   West Chester, PA 19382
Richard K. Laird .........................................            0                          *
Ralph R. Whitney, Jr .....................................       46,187                          *
Buck Scott ...............................................       10,000                          *
James C. Gale ............................................        4,166(5)                       *
Joel A. Schleicher .......................................        3,124(5)                       *
George N. Benjamin, III ..................................        1,922(6)                       *
Robert L. MacDonald ......................................            0                          *
All executive officers and directors as a group
   (9 persons) ...........................................    1,777,883(3)(4)(5)(6)             34.6

-----------------------
*    Less than 1%

(1) Based upon 5,037,440 outstanding shares as of March 15, 1998 and, with respect to each holder of options exercisable within 60 days, the shares represented by such options.

(2) According to the Schedule 13G filed by Dimensional Fund Advisor Inc. (the "Reporting Person") dated February 6, 1997, the Reporting Person had sole voting power with respect to 193,738 of the reported shares and sole investment power with respect to 307,433 of the reported shares and all of the reported shares were owned by advisory clients of the Reporting Person.

(3) Includes 188,971 shares owned by Investors Insurance Group, Inc., a subsidiary of a company controlled by Mr. Goebert; 85,942 shares owned by Chester County Fund, Inc., the majority shareholder of which is Mr. Goebert; and 60,000 shares owned by a partnership controlled by Mr. Goebert. Also includes 87,500 shares subject to immediately exercisable options or options exercisable within 60 days and 11,840 shares held in trust for Mr. Goebert's children.

(4) Includes 23,366 shares held in a custodial account for the Company's Employee Stock Purchase Program, of which Mr. Goebert is a Custodian, and 789 shares held in a Trust under the Adage, Inc. 401(k)
     Retirement-Investment Plan, of which Mr. Goebert is a Trustee.

(5) Represents shares subject to immediately exercisable options or options exercisable within 60 days.

(6) Includes 1,822 shares subject to immediately exercisable options or options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leased its headquarters and a manufacturing facility from entities owned principally by Messrs. Goebert and Scott during 1997. The lease was terminated on June 5, 1997 concurrently with the sale of the Allister assets referred to in the following paragraph. Rentals under these leases were $83,000 for the year ended December 31, 1997.

On June 5, 1997 the Company sold all of the assets of its specialty manufacturing subsidiary, Allister Manufacturing Company, Inc. ("Allister") to c.p. Allstar Corporation ("Allstar"), a corporation owned by Robert T. Holland, who was until that date a director and executive officer of the Company. Allister was primarily engaged in the manufacturing of automatic garage door and gate control systems. For the fiscal years ended December 31, 1994, 1995 and 1996 Allister had incurred operating losses of $395,000, $898,000 and $715,000, respectively. Under the terms of the Asset Purchase Agreement dated April 22, 1997 (the AAgreement") between Allister and Allstar the assets of Allister were purchased for an aggregate purchase price, after adjustments of $1,946,000 which was paid at closing by payment in cash of $1,592,000 and delivery to the Company of 83,327 shares of Common Stock and options for the purchase of 75,000 shares of Common Stock at an agreed upon aggregate value of $696,029 based upon the book value of the shares on the date of the Agreement. and the possible future value of the options. The approximate book value and the market value of the

Common Stock on the date of the Agreement were $5.60 per share and $3.625 per share, respectively, and the average exercise price under the options was $4.63 per share. The pre-adjustment purchase price of $1,800,000 was based upon an assumed closing date net book value of $2,700,000 and adjusted to increase or decrease the purchase price from $1,800,000 on a dollar for dollar basis to the extent that the closing date net book value was greater than or less than $2,700,000 and to increase or decrease the purchase price by any decrease or increase in earnings before interest, taxes, depreciation and amortization for the period from March 1, 1997 until June 5, 1997, the date of closing of the purchase transaction. The Company's basis in the net assets was $3,763,681 and the purchase price was determined by the Board of Directors based upon net book value of tangible assets, less a discount. During 1996 the Board of Directors determined to divest the Company of its specialty manufacturing and recycled paper manufacturing subsidiaries in order to concentrate the Company's management and financial resources on its principal business, the manufacture and sale of wireless communications products. The sale of the assets of Allister resulted in the disposition of the Company's specialty manufacturing business. On June 16, 1997, the Company sold Fort Orange Paper Co., Inc., its recycled paper manufacturing subsidiary to an unaffiliated third party.

During 1997 the Board of Directors approved the sale to affiliates of Mr. Goebert of the real estate which consisted of most the remaining assets of the Company's commercial real estate operations, which the Company elected to discontinue in 1994. These properties constituted land located in the Naaman's Creek Center. Four of the properties were sold during 1997 for an aggregate purchase price, after adjustment of $1,733,000 which was paid at closing by payment in cash of $ 1,533,000 and delivery to the Company of a seven year, 7% promissory note in the amount of $ 200,000. The Company's cost basis in these properties was $1,965,114 and the purchase price was determined based upon their market value as determined by independent appraisal. In April, 1998 an additional property was sold for $549,000. The remaining property is expected to be sold during April, 1998. The Company's basis in these properties is approximately the same as the selling proce.

In general, the Company believes that the terms of the transaction described in this section are at least as favorable as those that might have been obtained from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements: See Index to the Consolidated Financial Statements on Page F-1 hereof.



2. Financial Statement Schedules: All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and Notes thereto.



3. Exhibits: The Exhibits listed below are filed as a part of, or incorporated by reference into this Report:



     Number                     Exhibit

     (2)    *    Articles of Merger merging Adage, Inc. with and unto RELM
                 Wireless Corporation effective January 30, 1998.

     (3)(i) * Articles of Incorporation of RELM Wireless corporation filed October 24, 1997.

     (3)(ii)*    By-Laws of RELM Wireless Corporation.

     (10)(e)***  Adage, Inc. 1997 Stock Option Plan

     (21)   *    Subsidiaries of the Registrant

     (27.1) *    Financial Data Schedule for the year ended December 31, 1997

     (27.2) * Financial Data Schedule Restated for the year ended December 31, 1996

------------------
*  Filed herewith.

** Compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: 4/15/98                               RELM, INC.

                                            By: /s/ Richard K. Laird
                                                ------------------------------
                                                    Richard K. Laird
                                                    President & C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.

         SIGNATURES                 TITLE                       DATE
         ----------                 -----                       ----

/s/Donald F. U. Goebert           Chairman                     4/15/98
-------------------------
Donald F. U. Goebert

/s/Richard K. Laird               President and Chief          4/15/98
-------------------------         Executive Officer
Richard K. Laird

/s/William P. Kelly               Vice President - Finance     4/15/98
-------------------------         Secretary
William P. Kelly

/s/Buck Scott                     Director                     4/15/98
-------------------------
Buck Scott

/s/James C. Gale                  Director                     4/15/98
-------------------------
James C. Gale

/s/Robert L. MacDonald            Director                     4/15/98
-------------------------
Robert L. MacDonald

/s/Ralph R. Whitney, Jr.          Director                     4/15/98
-------------------------
Ralph R. Whitney, Jr.

         SIGNATURES                 TITLE                       DATE
         ----------                 -----                       ----

/s/Joel A. Schleicher             Director                     4/15/98
--------------------------
Joel A. Schleicher

/s/George N. Benjamin, III        Director                     4/15/98
--------------------------
George N. Benjamin, III

                                  Exhibit Index


(2) Articles of Merger merging Adage, Inc. with and unto RELM Wireless Corporation effective January 30, 1998.

(3)(i) Articles of Incorporation of RELM Wireless corporation filed October 24, 1997.

(3)(ii) By-Laws of RELM Wireless Corporation.

(10)(e) Adage, Inc. 1997 Stock Option Plan

(21)    Subsidiaries of the Registrant


(27.1)  Financial Data Schedule for the year ended December 31, 1997

(27.2)  Financial Data Schedule Restated for the year ended
        December 31, 1996