Form 10-Q
period 1998-03-31
RELM WIRELESS CORP
filed 1998-05-14
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                        March 31, 1998
                  -----------------------------------------
Commission file number                   33-31797
                       ------------------------------------

                            RELM WIRELESS CORPORATION
            ---------------------------------------------------------
            (Exchange name of registrant as specified in its charter)

            Nevada                                         04-2225121
-------------------------------                  ------------------------------
(State or other jurisdiction of                  I.R.S. Employer Identification
 Incorporation or organization)                              Number

          7505 Technology Drive, West Melbourne, Florida     32904
          -----------------------------------------------------------
          (Address of principal executive officers)       (Zip Codes)

                                 (407) 984-1414
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 31, 1998.


           5,043,604 shares of Common Stock, par value $.60 per M 10-Q
           -----------------------------------------------------------

                          PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                    March 31, 1998  December 31, 1997
                                                    --------------  -----------------
                                                      (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                           $   541          $   213
    Accounts receivable, net                              5,406            5,379
    Inventories                                          11,530           11,504
    Investment securities-trading                           987              881
    Notes receivable                                        400              400
    Real estate investments held for sale                 1,707            1,833
    Prepaid expenses and other current                      214              288
                                                        -------          -------

         Total Current Assets                            20,785           20,498

Property, Plant and Equipment, net                        8,950            8,805
Notes Receivable                                          2,200            2,200
Other Assets                                                 81              162
                                                        -------          -------

         Total Assets                                   $32,016          $31,665
                                                        =======          =======


See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                         March 31, 1998   December 31, 1997
                                                         --------------   -----------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of
   long-term liabilities:                                   $  1,195          $  1,584
  Accounts payable                                             2,437             1,935
  Accrued expenses                                             3,686             3,773
  Accrued restructing liability                                1,182             1,872
  Accrued research costs                                         599             1,027
                                                            --------          --------

           Total Current Liabilities                           9,099            10,191
                                                            --------          --------

Long-Term Liabilities:
 Loans, notes and mortgages                                    7,239             5,405
 Capital lease obligations                                     1,814             2,035
                                                            --------          --------

            Total Long-Term Liabilities                        9,053             7,440
                                                            --------          --------

Stockholder's equity:
 Common stock; $.60 par value: 10,000,000
   authorized shares: issued and outstanding shares
   5,043,604 at March 31, 1998 and 5,035,779
   at December 31, 1997                                        3,026             3,021
 Additional paid-in capital                                   20,211            20,185
 Retained earnings (deficit)                                  (9,373)           (9,172)
                                                            --------          --------
Total stockholder's equity                                    13,864            14,034
                                                            --------          --------

Total Liabilities and Stockholders Equity                   $ 32,016          $ 31,665
                                                            ========          ========

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION

                 Condensed Consolidated Statements of Operations
                        (In thousands except share data)




                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                            MARCH 31,
                                                      1998             1997
                                                      ----             ----
                                                  (Unaudited)      (Unauditied)

Income
 Sales                                              $  7,715         $  9,949
 Investment income (loss)                                106              (51)
 Other                                                     7               95
                                                    --------         --------
                                                       7,828            9,993
Costs and expenses
 Cost of sales                                         6,134            7,486
 Selling, general & administrative                     1,694            2,660
 Interest                                                201              321
                                                    --------         --------
                                                       8,029           10,467
 Loss from continuing
  operations before income taxes                        (201)            (474)
Income tax benefit                                      --               (161)
                                                    --------         --------
Net loss from continuing
  operations                                            (201)            (313)
Loss from discontinued
 operations net of taxes                                --                (16)



Net loss                                            $   (201)        $   (329)
                                                    ========         ========


Earnings (loss) per share-basic and diluted:
 Continuing operations                              $   (.04)        $   (.05)
 Discontinued operations                                --               (.01)
                                                    --------         --------

Net income (loss)                                   $   (.04)        $   (.06)
                                                    ========         ========


See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION

                 Condensed Consolidated Statements of Cash Flow
                                 (In thousands)

                                                       FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                               MARCH 31
                                                         1998             1997
                                                         ----             ----
                                                      (Unaudited)     (Unaudited)

Cash (used) provided by operations                      $  (513)        $   304

Investing activities:
    Property, plant and equipment purchases                (414)           (675)
    Investing activities of discontinued segment           --               (25)
                                                        -------         -------
    Cash used by investing activities                      (414)           (700)

Financing activities:
  Proceeds from debt                                       --             2,132
  Repayment of debt and capital
    lease obligations                                      (402)           --
  Changes in lines of credit                              1,626            (142)
  Purchase of stock                                          31          (1,120)
                                                        -------         -------
  Cash provided by financing activities                   1,255             870
                                                        -------         -------

Increase in cash                                            328             474

Cash at beginning of period                                 213             502
                                                        -------         -------

Cash at end of period                                   $   541         $   976
                                                        =======         =======

Supplemental disclosure
  Interest paid                                         $   201         $   321




See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                        (In thousands except share data)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for a full year.

As of January 1, 1998, the company adopted Statement 130, Reporting Comprehensive income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity for 1998, or 1997.


2. Inventories                      March 31,        December 31,
                                      1998               1997
                                    ---------        ------------
Inventories consisted of:

  Raw Material                       $ 5,173            $ 4,139
  Work in Process                      2,023              2,245
  Finished goods                       4,334              5,120
                                     -------            -------

                                     $11,530            $11,504
                                     =======            =======

3. Stockholders' Equity

The consolidated changes in stockholders' equity for the three months ended March 31, 1998 are as follows:


                                     Common Stock         Additional     Retained
                                 --------------------       paid-in      Earnings
                                 Shares        Amount       Capital      (Deficit)        Total
                                 ------        ------     ----------     --------         -----
Balance at January 1, 1998     5,035,779     $   3,021     $  20,185     $  (9,172)     $  14,034
Exercise of stock options          7,825            5             26           --              31
Net loss                            --            --            --            (201)          (201)
                               ---------     ---------     ---------     ---------      ---------
Balance March 31, 1998         5,043,604     $   3,026     $  20,211     $  (9,373)     $  13,864
                               =========     =========     =========     =========      =========

4. Earnings (Loss) Per Share

In 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets the computation of basic and diluted earnings (loss) per share from continuing operations:


                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31
                                                      --------------------------
                                                      1998                1997
                                                      ----                ----
Numerator:
  Net loss (numerator for basic and diluted
    earnings (loss) per share)                     $      (201)        $      (329)
                                                   -----------         -----------
Denominator:
Denominator for basic earnings per share-
  weighted average shares                            5,081,693           5,117,227
Effect of dilutive securities:
  Options                                                 --                  --
  Dilutive potential shares                               --                  --
                                                   -----------         -----------
Denominator for diluted earnings (loss) per
  share-adjusted weighted average shares             5,081,693           5,117,227
                                                   ===========         ===========
Basic earnings (loss) per share                    $      (.04)        $      (.05)
                                                   ===========         ===========
Diluted earnings (loss) per share                  $      (.04)        $      (.05)
                                                   ===========         ===========

Shares related to options are not included in the computation of earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

6. Reclassification

In accordance with Staff Accounting Bulletin No. 93, the Company's real estate operations have been classified in continuing operations for all periods presented as the real estate business has not been completely disposed of. The real estate operations were previously reported in discontinued operations. Management anticipates selling the remaining real estate assets and exiting the business in 1998. The summarized results of operations of the real estate business are as follows:

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31
                                                --------------------------
                                                    1998          1997
                                                    ----          ----

Sales                                               $ 358         $ 489
Cost of sales                                         352           454
Selling, general and administrative expenses           60           115
                                                    -----         -----
Operating loss                                      $ (54)        $ (80)
                                                    =====         =====





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                                         Percentage of Sales
                                            Quarter Ended
                                              March 31,
                                         -------------------
                                          1998        1997
                                          ----        ----


Sales                                     100.0%      100.0%
Cost of sales                              79.5        75.2
                                          -----       -----
Gross margin                               20.5        24.8
Selling, general and
  administrative                          (22.0)      (26.7)
Interest expense                           (2.6)       (3.2)
Other income                                1.5          .4
Loss from continuing
  operations before income taxes           (2.6)       (4.7)
Income taxes                                           (1.6)
                                          -----       -----
Net loss from continuing operations        (2.6)       (3.1)
Discontinued operations                                 (.2)
                                          -----       -----
Net loss                                  (2.6%)      (3.3%)
                                          =====       =====

Net Sales

Net sales for the three months ended March 31, 1998 decreased $2,234,000 or 22.5% compared to sales for the same period in 1997. This decrease is the result of reduced radio requirements for the U.S. Army during the current quarter. Shipments on the company's contract with the Army are expected to resume in the third quarter. Conversely, international sales increased $564,000 or 33% from the same period in 1997 due to strong performance in the Brazilian market.

Cost of Sales

Cost of sales as a percentage of net sales increased 4.3% to 79.5% for the three months ended March 31, 1998 compared to 75.2% for the same period in 1997. Due to the reduced requirements of the U.S. Army, manufacturing volumes were lower in the current quarter resulting in an under-absorption of manufacturing overhead costs. The Company has responded to lower volumes by reducing staff and soft costs. These reductions were implemented in February 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) consist of marketing, sales, commissions, sustaining engineering, product development, management information systems, accounting and headquarters. For the three months ended March 31, 1998, SG&A expenses totaled $1,694,000 or 21.9% compared to $2,660,000 or 26.7% for the same period in 1997. The decrease in SG&A expenses is the result of the company's restructuring plans that were implemented in 1997. Expenses in all SG&A areas were reduced. The most significant reduction, however, was associated with closing the Indiana engineering center and re-establishing its operations in Florida, as the Company concentrates its focus on two key development initiatives.


Interest Expense

For the three months ended March 31, 1998 interest expense totaled $201,000 or 2.6% compared with $321,000 or 3.2% for the same period in 1997. During the second half of 1997, debt levels were reduced using cash flow from continuing operations and from the sales of discontinued operations.

Income Taxes

The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets. Therefore, an income tax benefit was not provided for the three months ended March 31, 1998.


Liquidity and Capital Resources

As of March 31, 1998 the Company had working capital of $11,686,000 compared with $10,307,000 as of December 31, 1997. As of March 31, 1998, the Company has available credit of $4 million under a revolving line of credit.

Capital expenditures for the three months ended March 31, 1998 were $414,000 compared with $675,000 for the same period in 1997. These expenditures were to replace obsolete manufacturing test equipment.

Inflation and Changing Prices

Inflation and changing prices for the quarters March 31, 1998 and 1997 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the land-mobile radio markets are subject to similar fluctuations.

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

Discontinued Operations

For the three months ended March 31, 1998 there were no discontinued operations. For the same period in 1997 the Company reported a loss from discontinued operations of $16,000. During 1997, the Company's specialty manufacturing and recycled paper manufacturing subsidiaries were sold. These operations have been reported as discontinued operations for the first quarter of the prior year.

ITEM 6. Exhibits and Reports of Form 8-K

  b.) Reports on Form 8-K

   The Registrant was not required to file reports on Form 8-K during the quarter ended March 31, 1998.

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                   RELM WIRELESS CORPORATION



                                                   -------------------------
                                                   William P. Kelly
                                                   Chief Financial Officer and
                                                   Vice President - Finance



Date: May 5, 1998