Form 10-Q
period 1998-06-30
RELM WIRELESS CORP
filed 1998-08-14
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             June 30, 1998
                    ---------------------------------------

Commission file number             33-31797
                         ----------------------------------

                            RELM WIRELESS CORPORATION
                  --------------------------------------------
            (Exchange name of registrant as specified in its charter)

                Nevada                              04-2225121
     --------------------------                   -----------------
  (State or other jurisdiction of       I.R.S. Employer Identification Number
   Incorporation or organization)

              7505 Technology Drive, West Melbourne, Florida 32904
            --------------------------------------------------------
             (Address of principal executive officers) (Zip Codes)

                                 (407) 984-1414
                       ----------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                  ------       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of June 30, 1998.

           5,043,604 shares of Common Stock, par value $.60 per share

                          PART I- FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS


                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                   June 30, 1998    December 31,
                                                    (Unaudited)         1997
                                                   -------------    ------------
ASSETS
Current Assets:
        Cash and cash equivalents                      $   593          $   213
        Accounts receivable, net                         4,751            5,379
        Inventories                                     11,137           11,504
        Investment securities-trading                    1,038              881
        Notes receivable                                    --              400
        Real estate investments held for sale            1,661            1,833
        Prepaid expenses and other current                 225              288
                                                       -------          -------
Total Current Assets                                    19,405           20,498
Property, Plant and Equipment, net                       8,728            8,805
Notes Receivable                                         2,200            2,200
Other Assets                                                62              162
                                                       -------          -------
Total Assets                                           $30,395          $31,665
                                                       =======          =======

            See notes to condensed consolidated financial statements

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                                             June 30          December 31
                                                                               1998              1997
                                                                           (Unaudited)
                                                                           -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Current maturities of long-term liabilities:                      $  1,134            $  1,584
          Accounts payable                                                     2,317               1,935
          Accrued expenses                                                     4,292               3,773
          Accrued restructuring liability                                        657               1,872
          Accrued research costs                                                 599               1,027
                                                                            --------             -------
Total Current Liabilities                                                      8,999              10,191
Long-Term Liabilities
          Loans, notes and mortgages                                           6,562               5,405
          Capital lease obligations                                            1,620               2,035
                                                                            --------             -------
Total Long-Term Liabilities                                                    8,182               7,440
Stockholders' equity:
          Common; $.60 par value: 10,000,000 authorized
          shares: issued and outstanding shares
          5,043,604 at June 30, 1998 and 5,035,779
          at December 31, 1997                                                 3,026               3,021
          Additional paid-in capital                                          20,211              20,185
          Retained earnings (deficit)                                        (10,023)             (9,172)
                                                                            --------             -------
          Total stockholders' equity                                          13,214              14,034
                                                                            --------             -------
Total Liabilities and Stockholders' Equity                                  $ 30,395             $31,665
                                                                            ========             =======

            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      Consolidated Statements of Operations
                        (In thousands except share data)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             June 30                           June 30
                                                  ----------------------------      ----------------------------
                                                      1998             1997             1998             1997
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                  -----------      -----------      -----------      -----------
Sales                                               $  7,067         $ 14,648         $ 14,782         $ 24,597
Expenses:
  Cost of sales                                        5,460           11,148           11,594           18,634
  Selling, general & administrative                    2,239            3,322            3,933            5,982
                                                    --------         --------         --------         --------
                                                       7,699           14,470           15,527           24,616
                                                    --------         --------         --------         --------
Operating income (loss)                                 (632)             178             (745)             (19)
Other income (expense):
  Interest expense                                      (200)            (311)            (401)            (632)
  Net gains (losses) on investments                       51              (58)             157             (109)
  Other income                                           131               --              138               95
                                                    --------         --------         --------         --------
Loss from continuing operations
  before income taxes                                   (650)            (191)            (851)            (665)
Income tax benefit                                        --              (38)              --             (199)
                                                    --------         --------         --------         --------
Loss from continuing operations                         (650)            (153)            (851)            (466)
Discontinued operations:
  Loss from discontinued operations net of
    income taxes                                          --             (250)              --             (266)
  Loss on sale of discontinued operations
    net of income taxes                                   --           (2,570)              --           (2,570)
                                                    --------         --------         --------         --------
Net loss                                            $   (650)        $ (2,973)        $   (851)        $ (3,302)
                                                    ========         ========         ========         ========

Earnings (loss) per share-basic and diluted:
  Continuing operations                             $  (0.13)        $  (0.03)        $  (0.17)        $  (0.09)
  Discontinued operations                           $     --         $  (0.55)              --         $  (0.56)
                                                    --------         --------         --------         --------
Net loss                                            $  (0.13)        $  (0.58)        $  (0.17)        $  (0.65)
                                                    ========         ========         ========         ========


            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                  Condensed Consolidated Statement of Cash Flow
                                 (In thousands)



                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                     --------------------------
                                                        1998            1997
                                                     (Unaudited)     (Unaudited)
                                                     -----------     ----------
Cash (used) provided by operations                     $   562          $  (525)
Investing activities:
  Property, plant and equipment purchases                 (518)          (1,267)
  Proceeds from sale of segments                                          7,693
  Other                                                                     337
                                                       -------          -------
  Cash provided (used) by investing activities            (518)           6,763
Financing activities:
  Proceeds from debt                                        --            3,289
  Changes in lines of credit                             1,026           (9,526)
  Capital lease, Mortgage                                 (721)            (616)
Sale (purchase) of stock                                    31              (40)
                                                       -------          -------
Cash provided (used) by financing activities               336           (6,893)
                                                       -------          -------
Increase (decrease) in cash                                380             (655)
Cash and cash equivalent at beginning of period            213              599
                                                       -------          -------
Cash and cash equivalent at end of period
  (over draft)                                         $   593          $   (56)
                                                       =======          =======
Supplemental disclosure
  Interest paid                                            401              632

            See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                        (In thousands except share data)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three months and six months ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for six months ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for a full year.

As of January 1, 1998, the Company adopted FASB Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity for 1998 or 1997.


2. Inventories:

                                   June 30,              December 31,
                                     1998                    1997
                                   --------              ------------
  Inventories consisted of:
  Raw Material                     $  5,128               $  4,139
  Work in Process                     1,710                  2,245
  Finished Goods                      4,299                  5,120
                                   --------               --------
                                   $ 11,137               $ 11,504
                                   ========               ========

3. Stockholders' Equity

The consolidated changes in stockholders' equity for the six months ended June 30, 1998 are follows:



                                          Additional Retained Common Stock Paid-In Earnings
                                ----------------------------------------------------------------------
                                 Shares          Amount        Capital       (Deficit)         Total
                                ---------      ---------      ---------      ---------       ---------
Balance at January 1, 1998      5,035,779      $   3,021      $  20,185      $  (9,172)      $  14,034

Exercise of stock options           7,825              5             26           --                31
Net loss                             --             --             --             (851)           (851)
                                ---------      ---------      ---------      ---------       ---------
Balance June 30, 1998           5,043,604      $   3,026      $  20,211      $ (10,023)      $  13,214
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



                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 ---------------------------        --------------------------
                                                   June 30         June 30           June 30         June 30
                                                    1998            1997               1998            1997
                                                 -----------     -----------        ----------     -----------
Numerator
  Net loss (numerator for basic and diluted
  earnings (loss) per share)                     $      (650)    $      (153)       $     (851)    $      (466)
                                                 -----------     -----------        ----------     -----------
Denominator
  Denominator for basic earnings per share-
  weighted average shares                          5,041,034       5,109,449         5,042,319       5,113,338
Effect of dilutive securities:
  Options                                                 --              --                --              --
                                                 -----------     -----------        ----------     -----------
  Dilutive potential shares                               --              --                --              --
                                                 -----------     -----------        ----------     -----------
Denominator for diluted earnings (loss) per
  share-adjusted weighted average shares           5,04l,034       5,109 449         5,042,319       5,l13,338
                                                 ===========     ===========        ==========     ===========
Basic earnings (loss) per share                  $     (0.13)    $     (0.03)       $    (0.17)    $     (0.09)
                                                 ===========     ===========        ==========     ===========
Diluted earnings (loss) per share                $     (0.13)    $     (0.03)       $    (0.17)    $     (0.09)
                                                 ===========     ===========        ==========     ===========



Shares related to options are not included in the computation of earnings (loss) per share because too so would have been anti-dilutive for the periods presented.

5. Reclassifications

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



                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        June 30                                 June 30
                                             -------------------------------         -------------------------------
                                                1998                1997                1998                1997
                                             (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                             -----------         -----------         -----------         -----------
Sales                                          $   382             $   550             $   740             $ 1,039
Cost of sales                                      395                 569                 747               1,023
  Selling, general & administrative                 33                 150                  93                 265
                                               -------             -------             -------             -------
Operating Loss                                 $   (46)            $  (169)            $  (100)            $  (249)
                                               =======             =======             =======             =======


         The statements of operations for the three and six months ended June 30, 1997 have been restated to properly reflect discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statements of operations expressed as a percentage of net sales:


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      ---------------------------------      ---------------------------------
                                                      June 30, 1998       June 30, 1997      June 30, 1998       June 30, 1997
                                                      -------------       -------------      -------------       -------------
Sales                                                     100.0%             100.0%             100.0%              100.0%
Cost of sales                                             (77.3%)            (76.1%)            (78.4%)             (75.8%)
                                                          -----              -----              -----               -----
Gross margin                                               22.7%              23.9%              21.6%               24.2%

Selling, general and administrative expenses              (31.7%)            (22.7%)            (26.6%)             (24.3%)
Interest expense                                           (2.8%)             (2.1%)             (2.7%)              (2.6%)
Other income (expense)                                      2.6%              (0.4%)              1.9%                 --
                                                          -----              -----              -----               -----
Loss from continuing
  operations before income tax benefit                     (9.2%)             (1.3%)             (5.8%)              (2.7%)
Income tax benefit                                           --               (0.3%)               --                (0.8%)
                                                          -----              -----              -----               -----
Net loss from continuing operations                        (9.2%)             (1.0%)             (5.8%)              (1.9%)

Loss from discontinued operations                            --               (1.7%)               --                (1.1%)
Loss on sale of discontinued operations                      --              (17.5%)               --               (10.4%)
                                                          -----              -----              -----               -----
Net loss                                                   (9.2%)            (20.2%)             (5.8%)             (13.4%)
                                                          -----              -----              -----               -----


Net Sales

Net sales for the three months and six months ended June 30, 1998 decreased $7,581,000 (51.8%) and $9,815,000 (39.9%) respectively compared to sales for the same periods in 1997. This decrease is primarily the result of reduced radio requirements for the U. S. Army. The Company's five-year, $40 million contract with the Army remains intact. However, the Army's current inventory on-hand is sufficient to satisfy their requirements through Quarter 1 of 1999. Shipments are expected to resume at that time.

As previously announced, the Company discontinued products and businesses that were inadequately profitable or do not fit the Company's strategic focus in land mobile radios. Consistent with that Strategy, lower sales have been realized in Demand Side Management and component products as well as in the commercial real estate business.

In order to achieve sales growth in both existing and exciting new product offerings, sales and marketing efforts are being restructured under the direction of a new Senior Vice-President.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS -- CONTINUED.

Cost of Sales

Cost of sales as a percentage of net sales for the three months and six months ended June 30, 1998 increased 1.2% to 77.3% and 2.6% to 78.4%, respectively, compared to the same periods in 1997.

Manufacturing volumes were lower in the first six months of 1998 as a result of the aforementioned sales decreases, resulting in the under-absorption of manufacturing overhead costs. The Company responded by dramatically reducing staff and expenses to levels that are consistent with present revenue run-rates. Reductions were initially implemented at the end of February 1998. Further reductions were implemented in July 1998.

Under the direction of a new Executive Vice President and Chief Operating Officer, the Company is focused on manufacturing improvements that will yield lower material costs and increased labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, sustaining engineering, product development, information systems, accounting, and headquarters. SG&A expenses as a percentage of sales for the three months ended June 30, 1998 increased from 22.7% to 31.7% compared to the same period in 1997. SG&A expenses for the six months ended June 30, 1998 increased from 24.3% to 26.6% compared to the same period in 1997.


SG&A expenses in all areas have been reduced as a result of the Company's restructuring program with the exception of new product development. The Company is continuing to invest in three aggressive new product initiatives. These initiatives will yield the new products that are necessary to fuel sales growth in 1999 and beyond. This highly-compressed development effort will be largely completed in 1998. Subsequently, R&D expenses and overall SG&A expenses will return to levels that are consistent with the Company's revenues.

Interest Expense

Interest expense for the three months and six months ended June 30, 1998 decreased $111,000 and $231,000 respectively compared to the same periods in 1997. During the second half of 1997, debt levels were reduced using cash flow from operations and from the sales of discontinued operations. There was no significant change in interest expense between the first and second quarters of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS -- CONTINUED.

Income Taxes

The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets. Therefore, an income tax benefit was not provided for the three months and six months ended June 30, 1998.

Liquidity and Capital Resources

As of June 30, 1998 the Company had working capital of $10,406,000 compared with $10,307,000 as of December 31, 1997. As of June 30, 1998, the Company has available credit of $4 million under a revolving line of credit.

The increase in cash of $380,000 during the six months ended June 30,1998 is a combination of cash from operations of $562,000, a net increase in debt of $305,000 and capital expenditures of $518,000. Capital expenditures for the comparable period in 1997 were $1,267,000.

Discontinued Operations

There were no discontinued operations for the three months and six months ended June 30, 1998. For the same periods in 1997, the Company reported losses from discontinued operations of $250,000 and $266,000, respectively. The discontinued operations (specialty manufacturing and recycled paper manufacturing) were sold during the second quarter of 1997 at a net loss of approximately $2.6 million.


Inflation and Changing Prices

Inflation and changing prices for the quarters June 30, 1998 and 1997 have contributed to increases in wages, facilities, and raw material costs. These inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the land-mobile radio markets are subject to similar fluctuations.

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


ITEM 6. Exhibits and Reports of Form 8-K

  b.) Reports on Form 8-K

The Registrant was not required to file reports on Form 8K during the quarter ended June 30, 1998.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                     RELM WIRELESS CORPORATION


                                                     ---------------------------
                                                     William P. Kelly
                                                     Chief Financial Officer and
Date:  August 13, 1998                               Vice President - Finance