Form 10-Q
period 1998-09-30
RELM WIRELESS CORP
filed 1998-11-12
CIK 2186

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                      Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For Quarter Ended                  September 30, 1998
                  ------------------------------------------------
 Commission file number                  33-31797
                       -------------------------------------------

                            RELM WIRELESS CORPORATION
            ---------------------------------------------------------
            (Exchange name of registrant as specified in its charter)

            Nevada                                        04-2225121
-------------------------------            -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
Incorporation or organization)

              7505 Technology Drive, West Melbourne, Florida   32904
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of September 30, 1998.

           5,043,604 shares of Common Stock, par value $.60 per share
           ----------------------------------------------------------

                          PART I- FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                   September 30   December 31
                                                       1998          1997
                                                   (Unaudited)     (Audited)
                                                   ------------    --------
ASSET
Current

        Cash and cash equivalents                    $   147       $   213
        Accounts receivable, net                       5,614         5,379
        Inventory                                     11,109        11,504
        Investment securities-trading                    738           881
        Notes receivable                                 400           400
        Real estate investments held for sale          1,011         1,833
        Prepaid expenses and other                       234           288
                                                     -------       -------
Total Current Assets                                  19,253        20,498
Property, Plant and Equipment, Net                     9,083         8,805
Notes Receivable                                       1,800         2,200
Other Assets                                              65           162
                                                     -------       -------
Total Assets                                         $30,201       $31,665
                                                     =======       =======

            See Notes to Condensed Consolidated Financial Statements.

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                         September 30 December 31
                                                             1998        1997
                                                         ------------ -----------
                                                         (Unaudited)   (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Current maturities of long-term liabilities:       $  1,191    $  1,584
        Accounts payable                                      3,222       1,935
        Accrued expenses                                      2,897       3,773
        Accrued restructuring liability                         430       1,872
        Accrued research costs                                  599       1,027
                                                           --------    --------
Total Current Liabilities                                     8,339      10,191

Long-term Liabilities
        Loans, notes and mortgages                            7,763       5,405
        Capital lease obligations                             1,483       2,035
                                                           --------    --------
Total Long-term Liabilities                                   9,246       7,440
Stockholders' equity:
        Common $.60 par value: 10,000,000 authorized
        shares: issued and outstanding shares
        5,043,604 at September 30, 1998 and 5,035,779
        at December 31, 1997                                  3,026       3,021
        Additional paid-in capital                           20,211      20,185
        Retained earnings (deficit)                         (10,621)     (9,172)
                                                           --------    --------
Total stockholders' equity                                   12,616      14,034
                                                           --------    --------
Total Liabilities and Stockholders' Equity                 $ 30,201    $ 31,665
                                                           ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                            RELM WIRELESS CORPORATION
                      Consolidated Statements of Operations
                        (In thousands except share data)

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   September 30            September 30
                                                 1998        1997        1998        1997
                                               --------    --------    --------    --------
                                             (Unaudited)  (Unaudited) Unaudited)  (Unaudited)

Sales                                          $  7,228    $ 11,436    $ 22,010    $ 35,544
Expenses:
  Cost of sales                                   5,398       8,904      16,992      27,084
  Selling, general & administrative               1,987        2634       5,920       8,461
                                               --------    --------    --------    --------
                                                  7,385      11,538      22,912      35,545
                                               --------    --------    --------    --------
Operating income (loss)                            (157)       (102)       (902)         (1)
Other income (expense):
  Interest expense                                 (202)       (119)       (605)       (751)
  Net gains (losses) on investments                (300)        320        (143)        306
  Other income                                       63          --         201          --
                                               --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes                              (596)         99      (1,449)       (446)
Income tax expense (benefit)                         --          31          --        (170)
                                               --------    --------    --------    --------
Income (loss) from continuing operations           (596)         68      (1,449)       (276)
Discontinued operations:
  Loss from discontinued operations net of
    income taxes                                     --          --          --        (266)
  Loss on sale of discontinued operations
    net of income taxes                              --          --          --      (2,570)
                                               --------    --------    --------    --------
Net income (loss)                              $   (596)   $     68    $ (1,449)   $ (3,112)
                                               ========    ========    ========    ========
Earnings (loss) per share - basic and diluted:
  Continuing operations                        $  (0.12)   $   0.01    $  (0.29)   $  (0.05)
  Discontinued operations                            --          --          --       (0.05)
  Loss on sale of discontinued operations            --          --          --       (0.51)
                                               --------    --------    --------    --------
Net income (loss)                              $  (0.12)   $   0.01    $  (0.29)   $  (0.61)
                                               ========    ========    ========    ========


           See Notes to Condensed Consolidated Financial Statements.

                            RELM WIRELESS CORPORATION
                  Condensed Consolidated Statement of Cash Flow
                                 (In thousands)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                       1998           1997
                                                     --------       --------
                                                    (Unaudited)    (Unaudited)

Cash (used) provided by operations                   $ (1,525)      $  1,753
Investing activities:
  Property, plant and equipment purchases              (1,257)        (3,618)
  Proceeds from sale of segments                          872          7,693
  Collections of note receivables                         400             --
                                                     --------       --------
  Cash provided by investing activities                    15          4,075

Financing activities:
  Proceeds from debt                                       --          4,300
  Changes in lines of credit                            2,016        (10,171)
  Capital lease, Mortgage                                (603)          (640)
  Sale (purchase) of stock                                 31            (40)
                                                     --------       --------
Cash provided (used) by financing activities            1,444         (6,551)
                                                     --------       --------
Decrease in cash                                          (66)          (723)
Cash and cash equivalent at beginning of period           213            502
                                                     --------       --------
Cash and cash equivalent at end of period
  (over draft)                                       $    147       $   (221)
                                                     ========       ========
Supplemental disclosure
  Interest paid                                           605            751



           See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                        (In thousands except share data)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for a full year.

As of January 1, 1998, the Company adopted FASB Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity for 1998 or 1997.

2. Inventories:

                                         September 30    December 31
                                             1998            1997
                                         ------------    -----------
            Inventories consisted of:
            Raw Material                  $   4,391      $    4,139
            Work in Process                   2,111           2,245
            Finished Goods                    4,607           5,120
                                          ---------      ----------
                                          $  11,109      $   11,504
                                          =========      ==========

3. Stockholders' Equity

     The consolidated changes in stockholders' equity for the nine months ended September 30, 1998 are as follows:


                                 Common Stock       Additional   Retained     Stockholders
                             ---------------------    Paid in     Earnings       Equity
                               Shares      Amount     Capital    (Deficit)       Total
                             ---------   ---------  ----------   ---------    ------------
Balance at January 1, 1998   5,035,779   $   3,021   $  20,185   $  (9,172)   $  14,034
Exercise of stock options        7,825           5          26          --           31
Net loss                            --          --          --      (1,449)      (1,449)
                             ---------   ---------   ---------   ---------    ---------
Balance September 30, 1998   5,043,604   $   3,026   $  20,211   $ (10,621)   $  12,616
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


                                                  Three Months Ended            Nine Months Ended
                                             ---------------------------   ---------------------------
                                             September 30   September 30   September 30   September 30
                                                  1998           1997          1998           1997
                                             ------------   ------------   ------------   ------------
Numerator:
  Net income (loss) (numerator
    for basic and diluted
    earnings (loss) per share)                $      (596)   $        68   $    (1,449)   $      (276)
                                              -----------    -----------   -----------    -----------
Denominator:
  Denominator for basic earnings per share-
    weighted average shares                     5,043,604      5,059,185     5,042,749      5,088,628
Effect of dilutive securities:
  Options                                            --            4,271          --             --
                                              -----------    -----------   -----------    -----------
  Dilutive potential shares                          --            4,271          --             --
                                              -----------    -----------   -----------    -----------
Denominator for diluted earnings (loss) per
  share-adjusted weighted average shares        5,043,604      5,063,456     5,042,749      5,088,628
                                              ===========    ===========   ===========    ===========
Basic earnings (loss) per share               $     (0.12)   $      0.01   $     (0.29)   $     (0.05)
                                              ===========    ===========   ===========    ===========
Diluted earnings (loss) per share             $     (0.12)   $      0.01   $     (0.29)   $     (0.05)
                                              ===========    ===========   ===========    ===========

Shares related to options are not included in the computation of earnings (loss) per share for certain periods because to do so would have been anti-dilutive for the periods presented.

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

                                     Three Months Ended          Nine Months Ended
                                     ------------------         -------------------
                                        September 30               September 30
                                     ------------------         -------------------
                                     1998          1997         1998           1997
                                     ----          ----         ----           -----
                                  (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
Sales                               $   --        $ 463        $  740       $ 1,502
Cost of sales                           --          453           747         1,476
Selling, general & administrative       --          105            93           370
                                    ------        -----        ------       -------
Operating Loss                      $   --        $ (95)       $ (100)      $  (344)
                                    ======        =====        ======       =======



The statements of operations for the three and nine months ended September 30, 1997 have been restated to properly reflect discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statements of operations expressed as a percentage of net sales:

                                                Three Months Ended                          Nine Months Ended
                                    -----------------------------------------   ----------------------------------------
                                    September 30, 1998     September 30, 1997   September 30, 1998    September 30, 1997
                                    ------------------     ------------------   ------------------    ------------------
Sales                                      100.0%                100.0%               100.0%                100.0%
Cost of sales                              (74.7%)               (77.9%)              (77.2%)               (76.2%)
Gross margin                                25.3%                 22.1%                22.8%                 23.8
Selling, general and administrative
  expenses                                 (27.5%)               (23.0%)              (26.9%)               (23.8%)
Interest expense                            (2.8%)                (1.0%)               (2.7%)                (2.1%)
Other income (expense)                      (3.3%)                 2.8%                 0.3%                  0.9%
                                           -----                 -----                -----                 -----
Income (loss) from continuing
  operations before income tax benefit      (8.3%)                 0.9%                (6.5%)                (1.2%)
Income tax (benefit)                                               0.3%                                      (0.5%)
                                           -----                 -----                -----                 -----
Net Income (loss) from continuing
  operations                                (8.3%)                 0.6%                (6.5%)                (0.7%)
Income (loss) from discontinued operations    --                    --                   --                  (0.8%)
Net Income (loss) on sale of discontinued
  operations                                  --                    --                   --                  (7.2%)
                                           -----                 -----                -----                 -----
Net Income (loss) from continuing
  operations                                (8.3%)                 0.6%                (6.5%)                (8.7%)
                                           =====                 =====                =====                 =====


Net Sales

Net sales for the three months and nine months ended September 30, 1998 decreased $4,208,000 (36.8%) and $13,534,000 (38.1%) respectively compared to sales for the same periods in 1997. This decrease is primarily the result of reduced radio requirements for the U.S. Army. The Company's five-year, $40 million contract with the Army remains intact. However, the Army's current inventory on-hand is sufficient to satisfy their requirements through Quarter 1 of 1999. Shipments are expected to resume at that time. Also, as previously announced, sales decreased as the Company discontinued products and businesses that were inadequately profitable or did not fit the Company's strategic focus in land mobile radios. Consistent with that strategy, the Demand Side Management business was sold during the third quarter for its net book value of approximately $125,000.

Compared to the previous quarter, sales of LMR products increased $542,000 (8.1%). Furthermore, significant improvement was realized later in the quarter, as LMR sales in September increased $1,364,000 (69.4%) from August. This increase reflects the introduction of the Company's new "BK GOLD" series radios.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS -- CONTINUED.

Net Sales Continued

Additional new products that will be introduced by the Company in 1999, combined with an aggressive, highly focused marketing and sales strategy, will fuel sales growth in 1999 and beyond.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended September 30, 1998 decreased 3.2% compared to the same period in 1997. Cost of sales decreased 2.6% compared to the previous quarter of 1998. The three months ended September 30, 1998 represents the Company's third consecutive quarter of improvement in margin performance.

Earlier in the year, consistent with lower volumes and revenues, the Company reduced staffing and manufacturing support costs in excess of 30%. These reductions, in concert with manufacturing quality initiatives and material procurement renegotiations, have yielded margin improvements. These initiatives are currently in their infancy. As they continue through 1999, additional margin gains will be realized.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, sustaining engineering, product development, information systems, accounting, and headquarters. SG&A expenses as a percentage of sales for the three months and nine months ended September 30, 1998 increased 4.5% and 3.1% respectively, compared to the same periods in 1997.

Expenses in all SG&A areas were reduced earlier in 1998 as a result of the Company's restructuring program and continue to be evaluated for reductions. In product development, however, the Company is continuing to invest aggressively in three new product initiatives. The Company's new "BK GOLD" series products were introduced during the third quarter. Design of the other new products will be completed in 1998, which will allow R&D expenses to be reduced in excess of $1,000,000 (39.4%) In 1999. The Company is also intensifying its sales and marketing efforts to fuel immediate sales growth in 1999.

Interest Expense

Interest expense for the three months and nine months ended September 30, 1998 increased $83,000 and decreased $146,000 respectively compared to the same periods in 1997. During the second half of 1997, debt levels were reduced using cash flow from operations and from the sales of discontinued operations. There was no significant change in interest expense between the first, second, and third quarters of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS -- CONTINUED.

Income Taxes

The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets. Therefore, an income tax benefit was not provided for the three months and nine months ended September 30, 1998.

Liquidity and Capital Resources

As of September 30, 1998 the Company had working capital of $10,915,000 compared with $10,307,000 as of December 31, 1997. As of September 30, 1998, the Company has unutilized credit of $3.4 million under a revolving line of credit.

The decrease in cash of $66,000 during the nine months ended September 30, 1998 is the result of $1,257,000 in capital expenditures, combined with a debt increase of $1,844,000. Capital expenditures for the comparable period in 1997 totaled $3,618,000. This was comprised of a $2,000,000 facility expansion and the replacement of obsolete manufacturing Surface Mount equipment for $1,400,000.

Discontinued Operations

There were no discontinued operations for the three months and nine months ended September 30, 1998. For the nine months ended September 30, 1997, the Company reported a loss from discontinued operations of $266,000. The discontinued operations (specialty manufacturing and recycled paper manufacturing) were sold during the second quarter of 1997 at a net loss of approximately $2.6 million.

Inflation and Changing Prices

Inflation and changing prices for the quarters September 30, 1998 and 1997 have contributed to increases in wages, facilities, and raw material costs. These inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the land-mobile radio markets are subject to similar fluctuations.

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

Year 2000 Discussion

GENERAL

As the year 2000 approaches, an issue has emerged with many companies regarding how existing application software programs and operating systems will accommodate this date value. Accordingly, 1999 could be the maximum date value that these systems will be able to process. Although the extent of the potential impact of this problem is not precisely known, estimates indicate that it could affect the global economy. The Company has addressed or is in the process of addressing all year 2000 related exposures.

INTERNAL COMPANY SYSTEMS

The Company implemented a new enterprise-wide information system in 1997. The current release of the software is year 2000 compliant. The Company has not yet upgraded to the current release. This upgrade will be completed in March 1999. Costs associated with upgrade are estimated to be approximately $20,000 and will be recognized in the first quarter of 1999. It is the Company's policy to utilize the most current releases of software. The aforementioned upgrade would be performed regardless of the status of the year 2000 issue. No other information technology projects are impacted by the upgrade.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS -- CONTINUED.

Year 2000 Discussion -- Continued

THIRD PARTY RELATIONSHIPS

The Company has material relationships with certain suppliers and customers. Generally, suppliers provide components that are necessary to manufacture a finished product. The Company's products are sold primarily to dealers and distributors who resell to the end-users. If these suppliers and/or customers were unable to conduct business as a result of year 2000 issues the potential impact to the Company's business could be significant. The amount of the potential impact cannot be estimated at this time.

The Company will determine the state of readiness of material third parties through the use of questionnaires. These questionnaires will be distributed at the end of 1998. As a contingency plan, and as is its normal practice, the Company in most cases has or will have secondary sources for purchases. Other than the US Government, no single customer represents a significant portion (greater than 10%) of the Company's sales. The cost of administering the questionnaire program is estimated to be less than $5,000.

ITEM 6. Exhibits and Reports of Form 8-K

a.) Reports on Form 8-K

The Registrant was not required to file reports on Form 8K during the quarter ended September 30, 1998.

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                                    RELM WIRELESS CORPORATION

                                                    ___________________________
                                                    William P. Kelly
                                                    Chief Financial Officer and
                                                    Vice President - Finance


Date: November 4, 1998