Form 10-K405
period 1998-12-31
RELM WIRELESS CORP
filed 1999-03-31
CIK 2186

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
 |X| ANNUAL REPORT PURSUANT TO SECTION 13 FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
         OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from            to
                                           ----------    ----------

                          Commission file number 0-7336
                            RELM WIRELESS CORPORATION
            (Exact name of registrant as specified in its charter)

                    NEVADA                                   04-2225121
           ---------------------------                     --------------
         (State of other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

             7505 TECHNOLOGY DRIVE
            WEST MELBOURNE, FLORIDA                            32904
         (Address of principal offices)                      (Zip Code)
         ------------------------------                      ----------

Registrant's telephone number, including area code: (407)984-1414 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

                  Yes __X___              No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on February 26, 1999, based on the closing price at which such stock was sold on the NASDAQ National Market on such date, was $5,694,622.

As of February 26, 1999, 5,046,156 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 1999 Annual Shareholders' Meeting are incorporated by reference in Part III of this report. The Registrant's Proxy Statement will be filed within 120 days after December 31, 1998.


==============================================================================

                                     PART I
                                     ------

ITEM 1. BUSINESS
------- ---------

General

RELM Wireless Corporation (together with its subsidiaries, "RELM" or the "Company") designs and manufactures wireless communication products sold to the land mobile radio ("LMR") markets, which consist of public safety, government, and business and industrial ("B&I") users.

The Company also owns the capital stock of an entity, Redgo Properties Inc. ("Redgo"), that is involved in the purchase and sale of commercial real estate. During 1995, RELM decided to discontinue and exit the commercial real estate segment. Since then the Company has made every effort to liquidate all of its Redgo holdings. Most of the remaining real estate assets were sold in 1998, leaving one material holding. The Company is continuing its efforts to sell this property.

During 1998 the Company achieved important objectives that it believes are key to the Company's current and future success. Most importantly, the Company initiated and completed very aggressive product development programs that have yielded three new product families, one of which was introduced in 1998. The Company expects that the other new product families will be introduced in 1999. At the same time, restructuring plans were executed to focus the Company in the LMR business by selling or discontinuing non-LMR products as well as products that were inadequately profitable. These actions included consolidating all operations to the Company's West Melbourne, Florida facility and reducing payroll and operating expenses by over 30%.

Since the arrival of Richard K. Laird as President and CEO in December 1997, a new executive management team has been recruited, including David P. Storey as Executive Vice President and Chief Operating Officer ("COO"), in June 1998, and Robert P. Jacobson as Senior Vice President of Sales and Marketing in August 1998. These executives each bring to RELM significant experience in electronics manufacturing and sales.

------- ---------------------

General -- Continued

The principal executive offices of RELM are located at 7505 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (407) 984-1414. More information about the Company and its products are also available through the Internet at RELM.com. The information provided on the Company's website is not incorporated into this report. As of December 31, 1998 RELM employed 231 people located primarily at the West Melbourne, Florida facility. RELM also has facilities located in Virginia and Nebraska.

Reincorporation of Adage, Inc. into RELM Wireless Corporation

RELM Wireless Corporation is the resulting corporation from the January 30, 1998 reincorporation merger (the "Reincorporation") of Adage, Inc., a Pennsylvania corporation ("Adage"), into RELM, its wholly owned subsidiary. The Reincorporation was approved by the shareholders of Adage at its annual meeting held on December 8, 1997. In connection with the geographical transition of the business activities of Adage out of Pennsylvania to its new headquarters in Florida and the refocusing of Adage's resources and management on the manufacturing and sale of wireless communications equipment its Board of Directors recommended approval of the Reincorporation to change its State of Incorporation and to change its corporate name to a name closely identified with the name of its principal subsidiary, RELM Communications, Inc. and the wireless communications products which it markets under the RELM identity.

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

------- ---------------------

Recent Developments

On February 12, 1999 the Company filed criminal and civil suits in Sao Paulo, Brazil against its Brazilian dealer, RELM Chatral Telecomunicacoes Ltda. ("Chatral") for failure to pay for product shipments totaling $1.4 million. Chatral has been the Company's distributor in Brazil since 1991, and was its largest international customer.

The Company believes that sufficient new revenue opportunities exist both domestically and internationally to meet or exceed revenue objectives for 1999 and beyond.

Please refer to item 3 of this report for additional discussion of this matter.


Sales Information about Product Lines

As an aid to understanding the Company's major product lines and their sales, the following table summarizes sales information by major product lines and industry segments:


                                                           $In Millions
                                                           ------------
                                                1998          1997          1996
                                              -------       -------       -------
LMR - Gov't & Pub. Safety                     $  12.3       $  22.4       $  22.9
LMR - Bus./Indus., & Comm.                       10.9          11.8          16.0
Digita Data Communications(1)                     1.6           3.1           4.1
Access Controls (1)                               1.3           2.3           3.9
Electronic Components                             1.7           1.8           2.4
Inter-Segment Elimination                          --            --          (3.9)
                                              -------       -------       -------
Total Wireless Comm. Equipment                   27.8          41.4          45.4

Commercial Real Estate                            1.7           4.0           2.2
                                              -------       -------       -------

Total Company                                 $  29.5       $  45.4       $  47.6
                                              =======       =======       =======


(1) - Consistent with its strategy to focus on higher margin LMR products, the Company has exited or is exiting the Digital Data Communications and Access Controls businesses as described below.

------- ---------------------

Sales Information about Industry Segments -- Continued

Audited financial statements and detailed supplementary financial information are found in items 6, 7, and 8.

Principal Business and Products of Subsidiaries
-----------------------------------------------

Wireless Communications Equipment - RELM Communications, Inc.

RELM Communications, Inc. is a Florida corporation located in West Melbourne, Florida. On January 24, 1992, RELM Wireless Corporation acquired all of the outstanding stock of RELM Communications, Inc. in exchange for 1,946,183 shares of RELM Wireless Corporation common stock. In September 1993, RELM purchased the assets and business of Bendix/King Mobile Communications Division of Allied Signal. This product line (Bendix King) consists of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety sectors. The Bendix King products, with more extensive features and capabilities, provide a strong complement to the original line of RELM radios.

RELM operates exclusively in the wireless communications industry, serving the LMR markets by designing, manufacturing, and marketing wireless communications equipment consisting of land mobile radios and base station components and subsystems. These products are sold under the RELM and Bendix King brand names.

Description of Products & Markets
---------------------------------

Government and Public Safety
Users in this market include the military, law enforcement, emergency medical personnel, and various agencies of federal, state, and local government. Most products and systems in this market utilize conventional analog technology. Some users, however, operate digital LMR equipment and systems that are compliant with the new specifications established by the Association of Public Communication Officials ("APCO").

------- ---------------------

Description of Products & Markets -- Continued
----------------------------------------------

The Company offers products to this market under the Bendix King brand name. These products include mobile radios for mounting in vehicles, portable (hand-held) radios, base stations, and repeaters that enable two-way radios to operate over a wider area. The Company also manufactures and sells base station components and subsystems which are installed at radio transmitter sites to improve performance by reducing or eliminating signal interference and to enable the use of one antenna for both transmission and reception. Most sales are made directly to the end-users.

Business & Industrial / Commercial
Users in this market are businesses and enterprises of all sizes that require fast, push-to-talk communication among a defined body of users. Examples of these users include hotels, construction companies, schools, taxicabs, and airlines. The Company serves this market with both RELM and Bendix King brand products, including mobile radios, portable radios, base stations, and repeaters. These products are sold to original equipment manufacturers, and dealers who resell the products to end-users.

Electronic Components
RELM markets electronic components, primarily microprocessors and clock oscillators, to electronic component distributors and original equipment manufacturers through its RXD subsidiary. The components are used in various electronic products including computers, electronic scales, organs, keyboards, and toys.

Research and Development
------------------------
The Company completed the design of three new product families in 1998. One, the Bendix King Gold Series, was successfully introduced in the fourth quarter of 1998. The Company expects that the others, including the APCO-compliant Link Series, will be introduced in 1999.

RELM employed 10 people as of December 31, 1998 who devote all or a portion of their time to research and development. As part of its restructuring, the Company closed its R&D center in Indianapolis, Indiana in 1998 and reestablished engineering operations at its Florida facility. This consolidation included a reduction of 20 employees (67.0%) from the prior

------- ---------------------

Research and Development -- Continued
-------------------------------------

year. Expenses for sustaining engineering as well as research and development totaled $2.8 million, $5.5 million, and $3.1 million for the years ended December 31, 1998, 1997, and 1996 respectively.

The Company met its aggressive schedule for major R&D initiatives in 1998 by utilizing third-party alliances to speed the process. With the completion of these initiatives, the Company anticipates that R&D spending will be significantly reduced in 1999.

Patents
-------
RELM holds patents and patent licenses covering various land-mobile radio products that are currently marketed. These patents have various expiration dates out to the year 2001. It is difficult to precisely assess the importance of the patents and licenses; however, the Company believes that they enhance its competitive position.

Raw Materials
-------------
RELM purchases component parts and raw materials for assembly into finished products from both domestic and foreign suppliers. The primary foreign suppliers are located in the Pacific-Rim. Under the guidance of the Company's new COO, the Company has secured more favorable pricing and terms from many of these suppliers.

Certain components are only available from a single source. The amount of these components is not material relative to total component and raw material purchases. During the years ended December 31, 1998, 1997 and 1996 the Company's operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component may delay the manufacture of finished products. The Company manages the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence.

Seasonal Impact
---------------
Demand for the RELM's Bendix King LMR products is typically strongest in the summer season. This is a reflection of the increased forest fire activity during that time.

------- ---------------------

Significant Customers
---------------------
In 1996, the Company was awarded a contract to provide land mobile radios to the United States Army. This contract is for a term of five years and totals in excess of $40 million in revenue. Shipments commenced in 1997 and totaled $10.4 million, representing 22.9% of total sales for that year. Shipments were suspended in 1998 because the customer had inventory that was sufficient to meet its requirements throughout the year. The customer's stock has since been depleted to the point of reorder. The Company anticipates that a new order totaling approximately $1.0 million will be placed in the second quarter of 1999.

Backlog
-------
The Company's order backlog was approximately $1.5 million and $4.5 million as of December 31, 1998 and 1997 respectively. This included only the current portion of the U.S. Army contract.

Competition
-----------
The worldwide land mobile radio markets are estimated to be $7.5 billion with annual growth of approximately 10%. RELM competes with many domestic and foreign companies in these markets. One competitor holds an estimated market share of approximately 70%. The Company competes in these markets by capitalizing on its strengths, including quality, speed, and customer responsiveness. The Company believes that it is competitive with regard to these factors.

Employees
---------
The company employed 231 people as of December 31, 1998.

-----------------------------

Information Relating to Domestic and Export Sales
-------------------------------------------------

The following table summarizes the Company's sales of wireless communications equipment by location of its customers:

                                                        ($ In Millions)
                                                1998          1997          1996
                                              -------       -------       -------

United States                                  $  24.9       $  36.9       $  39.1
South America                                      2.1           2.1           1.8
Europe                                              .6           1.7           4.1
Other International                                 .2            .7            .4
                                               -------       -------       -------
Total                                          $  27.8       $  41.4       $  45.4
                                               =======       =======       =======


DISCONTINUED PRODUCTS AND PRODUCT LINES
---------------------------------------

Digital Data Communications Equipment
RELM has manufactured load management systems for sale to electric utility companies, dealers, and jobbers. A load management system enables its user to limit usage of electricity during peak demand periods. Using radio transmitters, a signal is sent by the utility company to individual receivers that are wired to appliances such as air conditioners and water heaters. The power to the appliances is momentarily turned-off which reduces power demand and shifts consumption to non-peak hours. This product line was sold to the Company's former product line manager in August 1998 for $125,000, which represents approximately the fair market value of its net assets.

Radio Controls for the Garage Door and Gate Operator Industry
RELM has manufactured small, low-powered receivers, transmitters, and control circuit boards designed by Allister Access Controls, a former subsidiary of RELM ("Allister"). These products control the operation of automatic garage door and gate operators and are manufactured under the Allister and Pulsar brand names. Allister sells garage door and gate operators to distributors and dealers who re-sell and install them for the end-user. Allister was sold by the Company in 1997. These products do not currently meet the Company's margin requirements and negotiations with

------- ---------------------

DISCONTINUED PRODUCTS AND PRODUCT LINES -- Continued

Allister for increased pricing have been unsuccessful. Accordingly, Allister has begun purchasing these components from an alternate source. After the remaining inventory is manufactured and sold, the Company anticipates that this product line will be discontinued.

Redgo Properties, Inc.

Redgo Properties, Inc. ("Redgo") is a Pennsylvania corporation engaged in developing and managing real estate. In 1995, the Company decided to discontinue this segment. Since then, the Company has made every effort to liquidate all of its Redgo holdings. Consequently, in 1997 this segment was reclassified as a continuing operation. Most of the remaining real estate assets were sold in 1998, leaving one material holding. The Company is continuing its efforts to sell this property.

ITEM 2. PROPERTIES
------- ----------

Owned

The Company owns a 130,000 square foot office and industrial building on 20 acres located in West Melbourne, Florida, which includes a 30,000 square foot addition for engineering and headquarters functions. This building is utilized for the manufacture of wireless communications equipment. The facility was expanded to allow the consolidation of all operations at this location.

Leased

The Company leases a 37,600 square foot facility located in Indianapolis, Indiana used primarily for engineering. This office was closed and engineering operations were consolidated at the Florida facility in April 1998. Efforts to sublease the facility have been unsuccessful. The Company will terminate the lease at the end of 1999. A reserve was established in 1997 for the present value of the lease commitment.

The Company also leases a 5,000 square foot facility located in Norfolk, Nebraska that is used for the operations of RXD, Inc. (marketer of electronic components), a wholly owned subsidiary of RELM. Lease payments are $1,000 per month.

The Company leases a 792 square foot facility located in Vienna, Virginia that is used for the Company's government sales office. Lease payments are $1,848 per month.

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

On February 14, 1996, the Insurance Commissioner of the Commonwealth of Pennsylvania (the "Insurance Commissioner"), in her capacity as statutory liquidator for Corporate Life Insurance Company ("Corporate Life"), filed a complaint against multiple defendants in the Commonwealth Court of Pennsylvania, including RELM and Mr. Donald Goebert (in his capacity as an officer and Director of RELM). The specific claims alleged against RELM and Mr. Goebert in the complaint are for a preferential transfer, conspiracy and common law fraud arising from a 1987 transaction between RELM and Corporate Investment Company ("CIC"), the parent company of Corporate Life, pursuant to which RELM and CIC exchanged promissory notes in the amount of $1,700,000 (the "Note Transaction"). In connection with the Note Transaction, CIC pledged to RELM as security for its note payment obligation its shares of stock of Corporate Life. CIC subsequently defaulted on its note. In 1991, at the demand of the Insurance Commissioner, CIC sold Corporate Life to American Homestead, Inc. ("AHI") and, in connection with such sale, RELM assigned its note receivable from CIC along with the collateral to AHI. As consideration for this assignment, AHI agreed to assume RELM's obligations under its note to CIC in the amount of $1,700,000. Accordingly, although the complaint alleges a claim for a preferential transfer, RELM received no payment of funds from CIC. The conspiracy claims are non-specific but pertain to the sale of Corporate Life to AHI in 1991. Mr. Goebert was an officer and director of CIC.

In one of two related actions, in 1994 the Trustee and statutory liquidator of CIC, in connection with the current bankruptcy proceedings of CIC, brought an adversarial proceeding in the United States District Court for the Eastern District of Pennsylvania against RELM, Mr. Goebert and other individuals and entities that were involved in the sale of Corporate Life to AHI. This adversarial proceeding alleges the same claims as in the action brought by the Insurance Commissioner in connection with the Note Transaction and the sale of Corporate Life. In the other related action, in 1993 two individual creditors of CIC filed a complaint against, among others, RELM and Mr. Goebert in the United States District Court for the Southern District of New York. The specific claims alleged against RELM and Mr. Goebert in the complaint are for fraud, fraudulent conveyance, securities fraud and RICO in connection with the Note Transaction, the sale of Corporate Life and other investments made by CIC in an effort to raise capital for Corporate

Life. Each of the above-related matters is in civil suspense. RELM believes that an adjudication of the action brought by the Insurance Commissioner will in effect resolve both of the related matters on the legal principles of collateral estoppel and/or issue preclusion. RELM believes that there will be no material adverse effect on the financial position of the Company as a result of these actions.

There are approximately 5 pending claims against the Company for personal injury and or property damages alleged to have resulted from the malfunction of a garage door or gate operator. The Company maintains product liability insurance with coverage of $2,000,000, subject to deductibles ranging from $75,000 to $500,000. During the times that such claims were made, the Company maintained umbrella coverage extending its insurance coverage for various periods by $3,000,000 to $10,000,000. Additionally, the Company has established reserves totaling $148,000 for the estimated uninsured liability associated with these claims.

On February 12, 1999 the Company initiated criminal and civil proceedings in Sao Paulo, Brazil against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1.4 million. Exhaustive negotiations have been conducted by the Company's executive management team, resulting in multiple proposals to satisfy the debt. One proposal was accepted by Chatral's principals, including a signed debt confession and promissory notes. As economic conditions in Brazil deteriorated in the next several days, additional disputes arose and Chatral defaulted on the terms of these documents. Subsequent attempts to negotiate were unsuccessful. The Company is vigorously pursuing all avenues to collect the outstanding balance. Currently, the amount of recovery, if any, is uncertain. Accordingly, the Company has established a $1.4 million allowance for doubtful accounts as of December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
------- ----------------------------------
        SECURITY HOLDERS
        ----------------

While no matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998, the 1998 Annual Meeting of Shareholders of RELM was held on August 21, 1998. Of the 5,046,416 shares of common stock outstanding and entitled to vote at the meeting, 4,454,651 shares were represented in person or by proxy.

Election of Directors
On the proposal to elect Donald F. U. Goebert, Richard K. Laird, Buck Scott, Robert L. MacDonald, Ralph R. Whitney, Jr., James C. Gale, and George M. Benjamin III as directors until the 1999 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below:

                                         For        Withheld
                                         ---        --------
Donald F. U. Goebert                   4,104,429   350,222
Buck Scott                             4,104,448   350,203
Robert L. MacDonal                     4,094,712   359,939
Ralph R. Whitney,                      4,104,639   350,012
James C. Gale                          4,104,639   350,012
Richard K. Laird                       4,104,614   350,037
George N. Benjamin                     4,094,773   359,878

1997 Stock Option Plan
On the proposal to approve the Company's 1997 Stock Option Plan, 2,101,371 shares were voted for the proposal, 730,637 shares were voted against the proposal, and 22,421 shares abstained from the vote.

On the basis of the above vote, all of the Director nominees were elected to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified and the 1997 Stock Option Plan was approved.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT COMMON
------- --------------------------------
        EQUITY AND RELATED STOCKHOLDERS MATTERS
        ---------------------------------------

The Company's stock is traded on the NASDAQ National Market System. Formerly, the symbol was "ADGE". The symbol changed to "RELM" effective on January 30, 1998. The following table sets forth for the periods indicated the high and low closing sale prices of the common stock as furnished by NASDAQ.

      1997 Quarter Ended       High        Low
      ------------------       ----        ---
      March 31, 1997          3.875       3.250
      June 30, 1997           4.688       3.500
      September 30, 1997      5.563       4.063
      December 31, 1997       7.563       4.188

      1998 Quarter Ended       High        Low
      ------------------       ----        ---

      March 31, 1998          7.500       5.750
      June 30, 1998           5.750       3.063
      September 30, 1998      4.500       1.000
      December 31, 1998       2.875       1.125

On February 26, 1999, the closing sale price as reported by NASDAQ was $1.69. On that date, there were 3,073 holders of record.

No cash dividends were paid with respect to the Company's common stock during the past five years. The Company intends to retain its earnings to fund growth and, therefore, does not intend to pay dividends in the foreseeable future. Additionally, the Company's revolving credit agreement restricts the Company's ability to make dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table summarizes selected financial data of the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:

                                             (In Thousands Except Share Data)
                                   1998        1997        1996        1995        1994
                                 --------    --------    --------    --------    --------

INCOME STATEMENT

Net Sales & Revenues             $ 29,530    $ 45,376    $ 47,646    $ 45,266    $ 47,010

Loss From
  Continuing Operations            (4,907)    (11,974)     (1,347)       (533)       (759)

Income (Loss) From
  Discontinued Operations            (725)     (2,836)     (2,679)      1,645        (299)

Extraordinary Gain                    227        --          --          --          --

Net Income (Loss)                  (5,405)    (14,810)     (4,026)      1,112      (1,058)

Diluted Loss Per Share
  From Continuing Operations         (.97)      (2.36)      (0.26)      (0.10)      (0.15)

Diluted Earnings (Loss) Per Share
  From Discontinued Operations      (0.15)      (0.56)      (0.52)       0.32       (0.06)

Diluted Earnings Per Share From      0.05        --          --          --          --
  Extraordinary Item

Diluted Earnings (Loss) Per Share   (1.07)      (2.92)      (0.78)       0.22       (0.21)

BALANCE SHEET

Working Capital                     6,573      10,307      27,008      29,904      32,538

Total Assets                       26,827      31,665      54,028      64,916      87,494

Long-Term Debt                      8,755       7,440      15,554      14,906      24,621

Total Shareholders               $  8,671    $ 14,034    $ 29,214    $ 32,620    $ 31,236

All earnings (loss) per share amounts are computed and presented for all periods in accordance with SFAS No. 128, earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
------- ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS
        ----------

RESULTS OF OPERATIONS
---------------------

General
The Company was significantly restructured and transformed during 1998. Key objectives and initiatives were successfully implemented that have focused the Company in the LMR markets. Furthermore, a concentrated R&D effort has yielded three new product families, one of which was already introduced to the market in the fourth quarter of 1998. The Company expects that the others will be introduced in 1999, including digital products that are compliant with the APCO25 standard.

In order to meet the objective of focusing on the LMR markets, the Company sold or discontinued all non-LMR businesses and products during the year. At the same time, in response to the reduced revenue base, the Company's payroll and operating expenses were significantly reduced. The Company expects that this will allow the Company to increase gross margins and achieve profitability with lower revenues.

R&D spending, although reduced from the prior year, was maintained at higher than normal levels due to the aggressive product development schedule. The Company was able to compress the schedule by utilizing alliances with outside companies. As a result of completing these development efforts, these alliances will be discontinued and the Company anticipates that R&D spending in 1999 will be significantly lower.

Most of the remaining commercial real estate held by the Company's wholly owned subsidiary, Redgo Properties, Inc., was sold during 1998. The carrying value of the remaining property is $58,000 net of a valuation allowance of $2 million. During 1998 the Company increased the valuation allowance by $961,000.


The Company, as of December 31, 1998, has established an additional allowance for doubtful accounts of $1.4 million covering all amounts due to the company from its Brazilian dealer Chatral. The Company has conducted business with this dealer for approximately ten years. There have been no uncollected receivable amounts from this dealer in prior years. Extensive negotiations to secure payment have been conducted by the executive team. These negotiations, however, have been unsuccessful. Accordingly, the Company initiated both criminal and civil proceedings against Chatral in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
------- ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------

General -- Continued
February 1999. A debt confession and promissory notes that were signed by Chatral principals document the claim. The Company is continuing to vigorously pursue all possible actions to collect the outstanding balance and/or recover finished goods inventory. Currently, the amount of recovery, if any, is uncertain.

Results Of Operations
As an aid to understanding the Company's operating results, the following table shows items from the consolidated statement of operations expressed as a percent of sales:

                                   Percent of Net Sales Year Ended December 31,
                                                     1998      1997      1996
                                                    -----     -----     -----

Sales                                               100.0%    100.0%    100.0%
Cost of Sales                                        77.4      86.0      71.9
                                                    -----     -----     -----
Gross Margin                                         22.6      14.0      28.1
Selling, General, and
 Administrative Expenses                            (33.4)    (26.7)    (26.3)
Restructuring Charge                                  --       (4.1)     --
Impairment Loss                                      (3.3)      --       (2.7)
Interest Expense                                     (2.7)     (2.0)     (1.4)
Other Income (Expense)                                 .2        .9      (1.1)
                                                    -----     -----     -----
Pretax Income (Loss)
 from Continuing Operations                         (16.6)    (17.9)     (3.4)
Income Tax (Expense) Benefit                           --       (8.5)       .6
                                                    -----     -----     -----
Income (Loss)
 from Continuing Operations                         (16.6%)   (26.4%)    (2.8%)
                                                    =====     =====     =====

Fiscal Year 1998 Compared With Fiscal Year 1997
-----------------------------------------------

Net Sales
Net Sales for the year ended December 31, 1998 decreased $15.8 million or 34.9% from the prior year. Of the total decrease, $11.0 million is attributed to LMR products, $2.2 million to commercial real estate, $1.5 million to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
------- ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------

Fiscal Year 1998 Compared With Fiscal Year 1997 - Continued
-----------------------------------------------------------

Net Sales - Continued
digital data communications, $1.0 million to access controls, and $0.1 million to electronic components.

The decreases are reflective of the Company's strategy to exit non-LMR businesses and to discontinue products and lines that were inadequately profitable. Specifically, the Company sold its digital data communications business and exited from the access controls and consumer electronics businesses. LMR sales were impacted by the lack of shipments to the U.S. Army. Throughout the year the U. S. Army had inventory quantities that were sufficient to meet its users' requirements. Its inventory was depleted to reorder points late in the year. The Company anticipates the receipt of a new order totaling approximately $1 million in the second quarter of 1999. Additional orders from this customer are expected later in 1999.

In the fourth quarter of 1998, the Company introduced its new Bendix King "Gold Series" radio. This radio has been favorably reviewed by its customers, which are primarily public safety and government entities such as the U. S. Forestry Service. The Company expects that additional new products, including those that are digital and APCO25 compliant, will be introduced in 1999.

The Company enhanced its sales and marketing organization significantly with the addition of Bob Jacobson as Senior Vice President of Sales & Marketing. Mr. Jacobson's extensive background in the federal government arena, particularly with the Department of Defense, complements the Company's product thrust. Under his guidance, the Company's sales and marketing approach and team have been both updated and energized.

During the prior year, as the Company continued its strategy to exit the commercial real estate business, most of its remaining real estate holdings were sold. Several additional holdings were sold in 1998, although substantially less than in 1997. The selling price of the real estate was

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------
         OPERATIONS -- Continued
         -----------------------

Fiscal Year 1998 Compared With Fiscal Year 1997 - Continued
-----------------------------------------------------------

Net Sales - Continued
approximately the same as its book value. The Company is continuing its efforts to sell the remaining real estate.

Cost of Sales
Cost of Sales as a percent of net sales for the year ended December 31, 1998 decreased to 77.4% from 86.0% in the prior year. This decrease was primarily the result of the Company's focus on higher margin LMR products and discontinuing other less profitable products and product lines. Additionally, under the direction of David Storey, Executive Vice President and COO, the Company has negotiated more favorable pricing and terms from major suppliers, particularly those in the Pacific Rim. Additionally, Mr. Storey has spearheaded the implementation of a comprehensive, Company-wide quality program that has resulted in first-pass yield improvements and cost reductions.

In responding to the lower manufacturing volumes, employment and manufacturing support expenses were significantly reduced during the year. The number of employees decreased by 80, while $1.5 million of expenses was trimmed. The Company believes that its fixed manufacturing overhead structure is adequate to support significantly higher manufacturing volumes. As these volumes increase as expected in 1999 and beyond, the Company anticipates that the absorption of overhead, and consequently margins, will continue to improve.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 1998, SG&A expenses totaled $9.9 million or 33.4% of net sales compared with $12.1 million or 26.7% for the prior year. As a result of the Company's restructuring, 37 employees and $3.8 million in expenses were eliminated from the SG&A cost structure. R&D spending, however, was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
------- ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------


Selling, General and Administrative Expenses - Continued

approximately $1.5 million higher than normal levels in order to complete critical product development projects. These projects have been completed. Consequently, the Company expects that R&D spending in 1999 will be significantly lower.

Also impacting SG&A expenses is a $1.4 million allowance for doubtful accounts for the amounts that are owed to the Company from Chatral, its Brazilian dealer. See item 3 of this report for additional discussion of this matter.

Interest Expense
Interest expense decreased $135,000 for the year ended December 31, 1998 to approximately $797,000 from approximately $932,000 during the prior year. As expected, cash flows from the previous sales of discontinued operations resulted in overall lower debt levels during the year.

Income Taxes
Income taxes represented effective tax rates of 0% and 47.8% for the years ended December 31, 1998 and 1997 respectively. These rates are made up primarily of a 34% effective federal tax rate, the respective state tax rates where the Company does business, and changes in valuation allowances related to deferred tax assets. Because the Company believes that it has not met the more-likely-than-not criteria of SFAS No. 109, no tax benefit provision has been recognized for 1998. The Company has established valuation allowances against net deferred tax assets.

Discontinued Operations
The Company recognized a loss of $725,000 for worker's compensation and product liability claims related to the sale of its former recycled paper manufacturing and specialty manufacturing subsidiaries. As part of the sales of these subsidiaries in 1997, the Company commissioned various insurance professionals to estimate the related liabilities and established reserves accordingly during the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------

Fiscal Year 1998 Compared With Fiscal Year 1997 - Continued

Discontinued Operations - Continued
In 1998, the Company, with the guidance of risk management consultants, analyzed all remaining liabilities and negotiated a contract under which the insurance carrier assumes all of the remaining workers compensation liabilities. In connection with the analysis and contract, the Company recognized an additional $725,000 of expenses.

Fiscal Year 1997 Compared With Fiscal Year 1996

Net Sales
Net Sales for the year ended December 31, 1997 decreased $2.3 million or 4.8% from the prior year. The total decrease is comprised of a $4.1 million decrease in the wireless communications equipment business and a $1.8 million increase in the commercial real estate business.

The 1997 decrease in wireless communications equipment reflects lower customer demand in the company's land mobile radio and demand side management businesses. Land mobile radio sales were adversely impacted by reduced U. S. Forestry Service purchases. Reportedly, this was the result of a less-active fire season. Also, sales of traditional analog radios slowed due to uncertainty in the public safety markets as they contemplate migrating to digital technology. Demand Side Management sales declined for the third consecutive year as the electric utility industry approaches deregulation. Deregulation of utilities may reduce the need for managing peak demand. The company's near-term strategy is to focus on the LMR business. Toward that end, products and product lines that do not fit this strategy or are not adequately profitable, have been or will be discontinued. Conversely, the Company anticipates introducing new products to replace the existing analog product line in the second quarter of 1999. Furthermore, the company's development of APCO 25 compliant digital products will yield additional new products 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------

Fiscal Year 1997 Compared With Fiscal Year 1996 - Continued
-----------------------------------------------------------

Cost of Sales
Cost of Sales as a percent of net sales for the year ended December 31, 1997 increased to 86.0% from 71.9% in the prior year. This increase was primarily the result of charges related to discontinuing inadequately profitable products and lines. The detail of these charges is reported in the 1997 Form 10-K and Annual Report. Other contributing factors were declining volumes in the fourth quarter and the reclassification of the company's commercial real estate business as a continuing operation.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses (SG&A) consist of commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 1997, SG&A expenses totaled $12.1 million or 26.7% of net sales compared with $12.5 million or 26.3% for the prior year. The increase in SG&A costs was primarily the result of charges associated with closing the Indiana engineering center and reestablishing operations in Florida. Additionally, the company incurred product development costs associated with the company's engineering initiative for replacing its aging analog radio product offerings. Also, headquarters expenses increased due to the re-incorporation from Pennsylvania to Nevada and executive search and recruiting costs.

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

Income Taxes
Income taxes represented effective tax rates of 47.8% and 15.4% for the years ended December 31, 1997 and 1996 respectively. These

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------

Fiscal Year 1997 Compared With Fiscal Year 1996 - Continued

Income Taxes - Continued
rates are made up primarily of a 34% effective federal tax rate, the respective state tax rates where the company does business, and changes in valuation allowances related to deferred tax assets. The company evaluated the deferred tax assets on its balance sheet and does not believe that it has met the more-likely-than-not criteria of SFAS No. 109, Accounting for Income Taxes, for realizing the net deferred tax assets. Therefore, the company has established valuation allowances against net deferred tax assets as of December 31, 1997.

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 1998, 1997, and 1996 have contributed to increases in wages, facilites, and raw material costs. These inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in costs due to currency fluctuations. It is not always possible to pass on these effects to its customers. Competitors in the LMR markets are subject to similar fluctuations.

Pension Plans

RELM sponsors a participant contributory retirement plan, (401(k)), that is available to employees. The Company's contribution to this plan is a percentage of employees' contributions and totaled approximately $137,000, $248,000, and $245,000 for 1998, 1997, and 1996 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------

Year 2000 Discussion
--------------------

General
As the year 2000 approaches, an issue has emerged with many companies regarding how existing application software programs and operating systems will accommodate this date value. Accordingly, 1999 could be the maximum date value that these systems will be able to process. Although the extent of the potential impact of this problem is not precisely known, estimates indicate that it could affect the global economy. The Company has addressed or is in the process of addressing year 2000 related exposures.

Internal Company Systems
The Company implemented a new enterprise-wide information system in 1997. The current release of this software is year 2000 compliant. The Company has not yet implemented the current release. This implementation is scheduled for the second quarter of 1999. Costs associated with the upgrade are estimated to be approximately $20,000 and will be recognized when they are incurred. It is the Company's policy to utilize the most current releases of software. The aforementioned upgrade would be performed regardless of the year 2000 issue. No other information technology projects are impacted by the upgrade.

Third Party Relationships
The Company has material relationships with certain suppliers and customers. Generally, suppliers provide components that are necessary to manufacture a finished product. The Company's products are sold primarily to dealers and distributors who resell to end-users. If these suppliers and/or customers were unable to conduct business as a result of year 2000 issues, the potential impact to the Company's business could be significant. The amount of potential impact cannot be estimated at this time.

The Company will determine the state of readiness of material third parties through the use of questionnaires. These questionnaires will be distributed in the first quarter of 1999. As a contingency plan and as is its normal practice, the Company in most cases has or will have secondary sources for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------

Year 2000 Discussion - Continued
--------------------------------

Third Party Relationships--Continued
purchases. Other than the U. S. Government, no single customer represents a significant portion (greater than 10%) of the Company's sales. The cost of administering the questionnaire program is estimated to be less than $5,000.

Dividends
---------

No cash dividends were paid with respect to the Company's common stock during the past five years. The Company intends to retain its earnings to fund growth and, therefore, does not intend to pay dividends in the foreseeable future.


Liquidity and Capital Resources
-------------------------------

On December 31, 1998, the Company had working capital totaling $6.6 million, a decrease of $3.7 million from December 31, 1997. A significant portion of this decrease was the result of establishing an allowance for doubtful accounts to cover the amounts due to the Company from its Brazilian dealer. Also impacting working capital were the aforementioned charges related to discontinued operations as well as expenditures for product development.

The Company has a $7 million revolving line of credit. As of December 31, 1998 available credit on this line was approximately $3.2 million. This facility, which was scheduled to expire at the end of February 1999, was replaced with a new revolving line of credit on February 26, 1999. This agreement will provide a $7 million line of credit for a term of three years. The terms are comparable to the previous agreement. The line of credit is secured by substantially all of the Company's non-real estate assets.

Capital expenditures for the year ended December 31, 1998, were $1.4 million. These expenditures were primarily for engineering test

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS -- Continued
        -----------------------


Liquidity and Capital Resources - Continued equipment to support new product development and for manufacturing equipment. Capital expenditures for 1999 are expected to be approximately $1.2 million. These expenditures will support the manufacturing of the Company's two new product families and will upgrade old, obsolete equipment. The current credit line agreement contains capital expenditure restrictions. The Company believes that the restrictions will not impact the execution of its capital investment plans. The Company anticipates that capital expenditures will be funded through operating cash flow and financing sources.

Forward-Looking Statements
This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitons; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The words "believe", "estimate", "expect", "intend", "anticipate" and similar expressions an variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------------------------------------------------
        ABOUT MARKET RISKS
        ------------------

The Company is subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under a mortgage of its primary operating facility. The Company has entered into an interest rate swap to reduce its exposure to such fluctuations. Under this arrangement, the Company converted its variable LIBOR-rate mortgage into a mortgage with a fixed rate of 8.85%. As of December 31, 1998 the amount outstanding on the mortgage was approximately $3.7 million. The Company does not expect changes in the fair market value of this swap to have a significant effect on its operations, cash flow, or financial position.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

The financial statements required by this item are contained in pages F-1 through F-29 of this report.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            RELM WIRELESS CORPORATION

                  Years ended December 31, 1998, 1997 and 1996
                      with Reports of Independent Auditors

                            RELM WIRELESS CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS


                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                    CONTENTS

Rep1rt of Independent Certified Public Accountants--Ernst & Young LLP.........1
Report of Independent Certified Public Accountants--MacDade Abbott LLP........2

Consolidated Financial Statements

Consolidated Balance Sheets...................................................3
Consolidated Statements of Operations.........................................5
Consolidated Statements of Stockholders' Equity...............................6
Consolidated Statements of Cash Flows.........................................7
Notes to Consolidated Financial Statements....................................8

                                ERNST & YOUNG LLP



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Orlando, Florida
March 9, 1999

                               MACDADE ABBOTT LLP



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of RELM Wireless Corporation (formerly Adage, Inc.) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RELM Wireless Corporation and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



Paoli, Pennsylvania
March 7, 1997

                            RELM WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            December 31
                                                          1998        1997
                                                      -------------------------
Assets
Current assets:
  Cash and cash equivalents                           $      464  $     213
  Accounts receivable (net of allowance for
   doubtful accounts of $ 1,565 in 1998 and $133           3,498      5,379
   in 1997
  Inventories                                             10,566     11,504
  Investment securities--trading                             749        881
  Notes receivable                                           400        400
  Prepaid expenses and other current assets                  239        288
  Real estate investments held for sale                       58      1,833
                                                      -------------------------
                                                          15,974     20,498

Property, plant and equipment:
  Land                                                       233        233
  Buildings and improvements                               4,183      4,150
  Machinery and equipment                                  9,736      9,020
  Accumulated depreciation                                (5,323)    (4,598)
                                                      -------------------------
                                                           8,829      8,805

Notes receivable, less current portion                     1,695      2,200
Other assets                                                 329        162



                                                      -------------------------
Total assets                                             $26,827    $31,665
                                                      =========================



See accompanying notes.

                            RELM WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                                            December 31
                                                          1998        1997
                                                      -------------------------
Liabilities and stockholders' equity
Current liabilities:
  Current maturities of long-term liabilities           $  1,355    $  1,584
  Accounts payable                                         4,617       1,935
  Accrued compensation and related taxes                   2,547       3,017
  Accrued expenses and other current liabilities             704         756
  Accrued restructuring liability                            178       1,872
  Accrued research costs                                     --        1,027
                                                      -------------------------
Total current liabilities                                  9,401      10,191

Long-term liabilities, less amounts classified
 as current liabilities:
   Loans, notes and mortgages                              7,313       5,405
   Capital lease obligations                               1,442       2,035
                                                      -------------------------
                                                           8,755       7,440

Commitments and contingencies

Stockholders' equity:
  Common stock; $.60 par value; 10,000,000
   authorized shares: issued and outstanding shares
   5,046,416 at December 31, 1998 and 5,035,779 at         3,027       3,021
   December 31, 1997
  Additional paid-in capital                              20,221      20,185
  Accumulated deficit                                    (14,577)     (9,172)
                                                      -------------------------
Total stockholders' equity                                 8,671      14,034
                                                      -------------------------
Total liabilities and stockholders' equity               $26,827     $31,665
                                                      =========================



See accompanying notes.

                            RELM WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In Thousands, Except Share Data)


                                                   Year ended December 31
                                                1998        1997        1996
                                            ------------------------------------
Sales                                           $29,530     $45,376    $47,646
Expenses:
  Cost of products                               22,864      39,003     34,252
  Selling, general and administrative             9,871      12,099     12,537
  Impairment loss                                   961          --      1,300
  Restructuring charge                               --       1,872         --
                                            ------------------------------------
Total expenses                                   33,696      52,974     48,089
                                            ------------------------------------

Operating loss                                   (4,166)     (7,598)      (443)
Other income (expense):
  Interest expense                                 (797)       (932)      (678)
  Net gains (losses) on investments                (132)        158       (643)
  Other income                                      188         268        151
                                            ------------------------------------
Total other income (expense)                       (741)       (506)    (1,170)
                                            ------------------------------------

Loss from continuing operations before           (4,907)     (8,104)    (1,613)
  income taxes
Income tax expense (benefit)                         --       3,870       (266)
                                            ------------------------------------
Loss from continuing operations                  (4,907)    (11,974)    (1,347)

Discontinued operations:
  Loss from discontinued operations net of         (725)       (266)      (847)
   income tax
  Loss on disposal of discontinued segments
   net of income tax                                 --      (2,570)    (1,832)
                                            ------------------------------------
  Loss on discontinued operations                  (725)     (2,836)    (2,679)
                                            ------------------------------------
Loss before extraordinary item                   (5,632)    (14,810)    (4,026)

Extraordinary gain on debt forgiveness              227          --         --
                                            ------------------------------------
Net loss                                        $(5,405) $  (14,810) $  (4,026)
                                            ====================================

Earnings (loss) per share--basic and diluted:
  Continuing operations                         $  (.97) $    (2.36) $    (.26)
  Discontinued operations                          (.15)       (.56)      (.52)
  Extraordinary gain                                .05         --         --
                                            ------------------------------------
Net loss                                        $ (1.07) $    (2.92) $    (.78)
                                            ====================================

See accompanying notes.

                            RELM WIRELESS CORPORATION

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In Thousands, Except Share Data)

                                                                                           Unrealized
                                                                                             Gains
                                                                                          (Losses) on
                                       Common Stock          Additional                    Available
                                 -----------------------      Paid In     Accumulated      For Sale
                                   Shares       Amount        Capital       Deficit        Securities    Total
                                 ------------------------------------------------------------------------------
Balances at January 1, 1996      5,121,535    $    3,073    $   20,477    $    9,664         $(594)     $32,620
  Sale of common stock               7,615             3            23          --            --             26
  Available for sale
   securities reclassified            --            --            --            --             594          594
   as trading
  Net loss                            --            --            --          (4,026)         --         (4,026)
                                 ------------------------------------------------------------------------------
Balances at December 31, 1996    5,129,150         3,076        20,500         5,638          --         29,214
  Purchase of common stock         (93,371)          (55)         (315)         --            --           (370)
  Net loss                            --            --            --         (14,810)         --        (14,810)
                                 ------------------------------------------------------------------------------
Balances at December 31, 1997    5,035,779         3,021        20,185        (9,172)         --         14,034
  Sale of common stock              10,637             6            36          --            --             42
  Net loss                            --            --            --          (5,405)         --         (5,405)
                                 ------------------------------------------------------------------------------
Balances at December 31, 1998    5,046,416    $    3,027    $   20,221    $  (14,577)        $--     $    8,671
                                 ==============================================================================

See accompanying notes.

                            RELM WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                           Year ended December 31
                                                        1998        1997        1996
                                                    -------------------------------------
Cash flows from operating activities
Net loss                                            $ (5,405)   $(14,810)   $ (4,026)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                       1,344       1,796       2,762
   Net (gain) loss on investment securities              132        (158)        643
   Valuation allowance on real estate                    961        --         1,300
   Loss on disposal of discontinued segments            --         2,570       1,832
   Gain on disposal of property and equipment, and
     other assets                                       --          --          (354)
   Deferred income taxes                                --         3,870        (700)
   Other                                                --            39          39
   Changes in current assets and liabilities:
     Accounts receivable                               1,881       3,327      (2,002)
     Inventories                                         938       3,508       2,323
     Accounts payable                                  2,682      (2,049)     (1,463)
     Other current assets and liabilities             (3,361)      1,898         183
     Real estate investments held for sale               814       2,677       1,076
     Discontinued segments--noncash charges and
      working capital charges                           --           545        (572)
                                                    -------------------------------------
Cash provided by (used in) operating activities          (14)      3,213       1,041

Cash flows from investing activities
  Purchases of property and equipment                 (1,368)     (2,694)     (1,352)
  Collections on notes receivable                        600        --          --
  Loans and advances                                     (95)       --          --
  Net cash from sale of subsidiaries                    --         7,643        --
  Proceeds from disposals of property and equipment     --          --           700
  Sales of real estate                                  --          --           100
  Investing activities of discontinued segments         --          --          (182)
                                                    -------------------------------------
Cash provided by (used in) investing activities         (863)      4,949        (734)


Cash flows from financing activities
Repayment of debt and capital lease obligations       (1,184)     (2,248)     (3,079)
Proceeds from debt                                      --         4,802        --
Net increase (decrease) in revolving credit lines      2,270     (11,071)      3,195
Proceeds from issuance of common stock                    42        --            26
Retirement of stock                                     --           (31)       --
Deferred financing charges                              --          --          (100)
Financing activities of discontinued segments           --          --           (87)
                                                    -------------------------------------
Cash provided by (used in) financing activities        1,128      (8,548)        (45)
                                                    -------------------------------------
Increase (decrease) in cash                              251        (386)        262
Cash and cash equivalents, beginning of year             213         599         337
Cash and cash equivalents, end of year              $    464    $    213    $    599

Supplemental disclosure
Interest paid                                       $    797    $  1,266    $  1,352
Income taxes paid                                         29          12           4
Capital lease additions                                 --         1,755         355


See accompanying notes.

                            RELM WIRELESS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998
                        (In Thousands, Except Share Data)

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

Depreciation expense on property, plant, and equipment for 1998, 1997 and 1996 was $1,344, $1,220 and $1,066 respectively.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, accounts receivables and investments. The Company places its cash and investments in accounts with major financial institutions. Concentrations of credit risk with respect to accounts receivable are generally diversified due to the large number of customers comprising the Company's customer base. Accordingly, the Company believes that its accounts receivable credit risk exposure is limited.

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

Fair Value of Financial Instruments

The Company's management believes the carry amounts of cash, notes receivable, investments and short-term and long-term debt approximates their fair values. The Company has entered into an interest rate swap to reduce exposure to interest rate fluctuations. The interest differentials from the swap is recorded as interest expense as incurred.

Advertising Costs

The cost for advertising is expensed as incurred. The total advertising expense for 1998, 1997 and 1996 was $241, $456 and $319, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for 1998, 1997 and 1996 are research and development costs of $2,277, $5,466 and $3,065, respectively.

Stock Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income and its components in its financial statements. The Company does not have any significant components of comprehensive income to be reported under SFAS No. 130. Total comprehensive income (loss) is equal to the net income (loss) reported in the financial statements.

Business Segments

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting segment information and information about products and services, geographic areas, and major customers. The Company has only one reportable business segment.

2. Inventory

Inventory consisted of the following:


                                                      December 31
                                                    1998        1997
                                                -------------------------
      Finished goods                             $  4,641    $  5,120
      Work in process                               1,945       2,245
      Raw materials                                 3,980       4,139
                                                =========================
                                                  $10,566     $11,504
                                                =========================

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:

                                           Year ended December 31
                                        1998       1997        1996
                                    ---------------------------------
Balance, beginning of period         $   133    $   165    $   381
Provision for doubtful accounts        1,514        140        194
Uncollectible accounts written off       (82)      (147)      (200)
Recoveries                              --         --            1
Discontinued operations                 --          (25)      (211)
                                     --------------------------------
Balance, end of period               $ 1,565    $   133    $   165
                                     ================================


4. Investment Securities

Investment securities, which consist of marketable equity securities, had a market value of $749 and $881 and a cost basis of $550 at December 31, 1998 and 1997, respectively. Realized gains and changes in unrealized gains or losses included in investment income were as follows:


                                           Year ended December 31
                                           1998     1997      1996
                                        --------------------------
Realized gains on investment securities   $ --     $ --      $  39
Reduction in cost of available for sale
 investment transferred to trading          --       --       (855)
Unrealized gains (loss) on trading
 investment securities                     (132)     158      173
                                        ==========================
                                          $(132)   $ 158    $(643)
                                        ==========================

During 1996, investment securities classified as available for sale, had a market decline which was considered other than temporary and management reclassified this investment as current trading. The market decline was recognized as a reduction in cost and reported with net (gains) losses on investments in the consolidated statement of operations.

5. Real Estate Assets Held for Sale

The Company continues its vigorous efforts to dispose of the real estate assets and has classified such assets as real estate held for sale in the accompanying balance sheets. The real estate assets include subdivided units of commercial land, completed residential properties, and commercial properties, and are presented net of valuation allowances of $1,966 and $1,005 at December 31, 1998 and 1997. The Company has increased its valuation allowance to reflect the current value of the real estate assets based on market sale projections. The real estate valuation allowances are composed of the following:

                                                Year ended December 31
                                             1998        1997         1996
                                        -------------------------------------
      Balances, beginning of period        $1,005      $2,920       $1,620
        Provision for impairment losses       961          --        1,300
        Reduction due to sales                 --      (1,915)          --
                                        =====================================
      Balance, end of period               $1,966      $1,005       $2,920
                                        =====================================

The summarized results of operations of the real estate business are as follows:

                                             Year ended December 31
                                         1998        1997         1996
                                    -------------------------------------
      Sales                            $1,805      $3,937      $ 2,130
      Cost of sales                      (851)     (4,006)      (1,911)
      Impairment loss                    (961)         --       (1,300)
      Selling, general and
        administrative expenses          (100)       (522)        (269)
                                    -------------------------------------
      Operating loss                   $ (107)     $ (591)     $(1,350)
                                    =====================================

6. Debt

The debt consisted of the following:

                                                            December 31
                                                          1998        1997
                                                      -------------------------
Line of credit.                                       $    3,770   $  1,500
Note payable to bank secured by real estate
  bearing interest at 8.85% with monthly payments
  of $24 plus interest due through August 2012.           3,905       4,193
Notes payable to a third party                              400         443
Notes payable to banks secured by real estate                --         162
                                                      -------------------------
Total debt                                                8,075       6,298
Amounts classified as current liabilities                  (762)       (893)
                                                      =========================
Long-term debt                                        $    7,313   $  5,405
                                                      =========================

On February 26, 1999 the Company refinanced its revolving credit. The new credit agreement provides for a maximum line of credit of $7,000 reduced by outstanding letters of credit. Included in the $7,000 line is a $500 term loan with monthly principal payments of $8 commencing on April 1, 1999. These future payments have been reflected in the debt maturity table. Interest on the unpaid principal balance accrues at the prime rate (7.75% at December 31, 1998) plus 1.25%. There is an annual fee of .25% on the line. The credit agreement requires, among other things, maintenance of financial ratios and limits certain expenditures. The line of credit is secured by substantially all of the Company's non-real estate assets and expires on February 26, 2002. On the closing date there was approximately $2,408 of unutilized borrowing capacity.

The $3,905 note agreement contains a cash flow and a net worth requirement. The Company was in violation of these covenants at December 31, 1998. The bank has provided a waiver of the cash flow covenant for 1998 and a waiver of the tangible net worth requirement through January 1, 2000.

The Company has entered into an interest rate swap related to its $3,905 note to reduce exposure to interest rate fluctuations. Under this arrangement, the Company converted the variable LIBOR-rate debt into 8.85% fixed-rate debt. As of December 31, 1998 the notional amount of the swap agreement was $3,929. The agreement expires in August 2012.

On November 17, 1998, an agreement was reached with the third party debtor whereby principal and interest of $227 was forgiven and a new agreement for $500 was signed. The agreement requires interest free monthly payments of $50. The gain on debt forgiveness is classified as an extraordinary item in the statement of operations.

As of December 31, 1998 and 1997, the Company had approximately $3,230 and $8,500 of unused lines of credit available.

The Company capitalized $38 of interest in 1997.

Maturities of long-term debt for years succeeding December 31, 1998 are as follows:


      1999                                                    $   762
      2000                                                        388
      2001                                                        387
      2002                                                      3,782
      2003                                                        288
      Thereafter                                                2,468
                                                            =============
                                                               $8,075
                                                            =============

7. Leases

The Company occupied certain properties under long-term operating leases which expire at various dates. Certain of these operating leases were assumed by the buyers of the Company's paper and specialty manufacturing businesses which were sold in 1997. The Company recorded charges of $345 in 1997 and $110 in 1996 related to the abandonment of certain leases and the write-off of leasehold improvements. Total rental expenses for all operating leases for 1998, 1997 and 1996 was $220, $397 and $614, respectively.

Property, plant and equipment includes equipment purchased under capital leases at December 31 as follows:

                                                    1998        1997
                                                -------------------------
      Cost                                         $3,672      $3,672
      Accumulated depreciation                     (1,671)     (1,098)
                                                -------------------------
                                                   $2,001      $2,574
                                                =========================

Amortization of equipment under capital leases is included in depreciation expense.

During 1997, the Company revised the estimated useful life of one of its leased assets from eight to five years (the life of the lease) and recorded an additional charge of $317 related to this change. This revision increased the 1997 net loss by $317 and loss per share by $.06.

At December 31, 1998, the future minimum payments for the capital leases are as follows:


      1999                                                    $   756
      2000                                                        756
      2001                                                        593
      2002                                                        249
                                                            -------------
      Total minimum lease payments                              2,354
      Less amounts representing interest                         (320)
                                                            -------------
      Present value of net minimum lease payments               2,034
      Less current maturities                                    (592)
                                                            =============
      Long-term obligations under capital-leases               $1,442
                                                            =============

8. Income Taxes

The provision for income taxes from continuing operations consists of the following:

                                        1998        1997        1996
                                    -------------------------------------
      Current:
        Federal                     $      --   $      --     $    --
        State                              --          --          --
                                    -------------------------------------
                                           --          --          --
      Deferred:
        Federal                            --       3,309        (670)
        State                              --         561         (30)
                                    -------------------------------------
                                           --       3,870        (700)
                                    -------------------------------------
                                    $      --      $3,870       $(700)
                                    =====================================


The provision for income taxes is provided in the statement of consolidated operations as follows:

                                        1998        1997        1996
                                    -------------------------------------
      Loss from continuing          $      --      $3,870       $(266)
        operations
      Loss from discontinued               --          --        (434)
        operations
      Loss on disposal of
        discontinued segment               --          --          --
      Extraordinary gain                   --          --          --
                                    =====================================
                                    $      --      $3,870       $(700)
                                    =====================================

The components of consolidated income taxes (benefit) for the years ended December 31 are as follows:


                                        1998        1997        1996
                                    -------------------------------------
      Federal income taxes
        (benefit) at statutory rates   (34.0)%     (34.0)%      (34.0)%
      State income taxes (benefit)
        net of federal income tax       (3.6)       (3.5)        (3.6)
        benefit
      Change in valuation allowance     37.6        86.0         18.1
      Limited use capital losses         --          --           1.9
      Permanent differences and          --         (0.7)         2.2
        other
                                    =====================================
      Effective income tax rate          --%        47.8%       (15.4)%
                                    =====================================

The deferred tax effect of temporary differences between financial and tax reporting at December 31 is as follows:

                                                    1998        1997
                                                -------------------------
      Deferred tax assets:
        Operating loss carryovers                  $9,401    $  6,972
        Tax credits                                    49         129
        Unrealized capital losses:
         Disposal of segment                           --         670
         Investment losses                             --          --
        Asset reserves:
         Bad debts                                    589          50
         Inventory reserve                            940       1,073
         Inventory capitalization                     128         128
         Real estate sales                            740         378
        Accrued expenses:
         Compensated absences                         100         171
         Health insurance claims                      707         752
         Restructuring accrual                         67         704
         All other                                    105          --
        Valuation allowances                      (12,024)    (10,177)
                                                -------------------------
                                                      802         850
      Deferred tax liabilities:
        Depreciation                                 (727)       (726)
        Unrealized capital gain                       (75)       (124)
                                                -------------------------
      Net deferred tax assets                   $      --   $      --
                                                =========================

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and does not believe it has met the more likely than not criteria; therefore, the Company has established a valuation allowance in the amount of $12,024 against its net deferred tax assets.

Part of the federal loss carryforward is attributed to the prior operation of the wireless electronic subsidiary. This loss carryforward is limited to a tax benefit of approximately $320 per year. If unused, the federal and state tax loss carryforward benefit (at current rates) expires in the following years:
2004--$1,177; 2005--$1,436; 2006--$363; 2009--$5; 2010--$81; 2011--$459;
2012--$2,667; 2018--$3,213.

9. Pension Plans

The Company sponsors a participant contributory retirement (401k) plan which is available to all employees. The Company's contributions to the plan is either a percentage of the participants salary (50% of the participants' contributions up to a maximum of 6%) or a discretionary amount. Total contributions made by the Company were $137, $248 and $245 for 1998, 1997 and 1996, respectively.

The Company participated in a multi-employer pension plan through June 16, 1997, the date of sale of its paper manufacturing business. The plan provides defined benefits for those employees covered by two collective bargaining agreements. Contributions for employees are based on hours worked at rates set in the bargaining agreements. If the Company curtailed employment or withdrew from the multi-employer plans, a withdraw liability may be incurred. The buyer of the paper manufacturing business agreed to assume such withdrawal liability, if any. The Company agreed to be secondarily liable if the buyer withdraws from the plan through June 16, 2002. The amount of such liability, if any, cannot presently be determined. Total amounts charged to pension expense and contributed to the multi-employer plan were $70 and $145 for 1997 and 1996 respectively.

10. Related Party Transactions

The specialty-manufacturing subsidiary leased its manufacturing and office facility from a corporation controlled by an officer of the Company. This subsidiary was sold on June 4, 1997. Rental payments under this lease were approximately $88 for the period January 1, 1997 through the sale date. Rental payments were $230 for 1996.

During 1996, the Company's commercial real estate subsidiary managed rental properties that were owned by other entities that were controlled by an officer of the Company. For this service, the Company received fees related to a percentage of gross rents plus a percentage of new leases signed. Property management fees received by the Company during 1996 from related parties totaled $133. See Note 5.

During 1997, the Company's commercial real estate subsidiary sold real estate to an entity that was controlled by the Company's principal shareholder for $1,733. As part of the sale, unsecured notes receivable were established totaling $200. These notes plus interest at 7% were paid in 1998. During 1998, the Company's commercial real estate subsidiary sold real estate to an entity that was controlled by the Company's principal shareholder for $1,056 cash.

11. Restructuring

In 1997, the Company recorded a $1,872 charge related to restructuring. The restructuring consisted of consolidating operations and reducing operating expenses. In consolidating operations, the Company accrued $446 related to the closing of a research and development facility in Indiana and $1,426 relating to the termination of both factory and support employees in Indiana and Florida. In 1998, the Company reduced the liability by $1,694 for lease and severance payments. The remaining liability of $178 relates to the remaining lease payments on the Indiana facility.

12. Significant Customers

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows:

                                        1998        1997        1996
                                    -------------------------------------
      U.S. government                    24%         32%         21%
      Foreign markets                     9          10          13

13. Earnings (Loss) Per Share

The following table sets the computation of basic and diluted earnings (loss) per share from continuing operations:

                                                       Year ended December 31
                                                    1998        1997        1996
                                              -------------------------------------
Numerator:
  Net income (numerator for basic and
   diluted earnings per share)                $   (4,907)  $  (11,974)   $   (1,347)
                                              -------------------------------------

Denominator:
  Denominator for basic and diluted
   earnings per share-weighted average shares  5,045,459   $5,076,438    $5,116,304
   shares
                                              =====================================

Basic earnings (loss) per share               $     (.97)  $    (2.36)   $     (.26)
                                              =====================================

Diluted earnings (loss) per share             $     (.97)  $    (2.36)   $     (.26)
                                              =====================================

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

The following is a summary of all stock option plans:

                                                                    Weighted
                                             Shares      Option     Average
                                             Under     Price Per    Exercise
                                             Option      Share       Price
                                          -------------------------------------
Balance at December 31, 1995                261,203   $3.61-$7.87     $5.06
  Options granted                            33,191    4.00-4.06       4.01
  Options exercised                          (7,640)      3.61         3.61
  Options expired or terminated              (9,096)   5.62-7.87       6.49
                                          -----------
Balance at December 31, 1996                277,658    3.61-6.88       4.90
  Options granted                           130,000    4.06-6.25       5.74
  Options expired or terminated            (114,135)   3.61-6.88       4.97
                                          -----------
Balance at December 31, 1997                293,523    4.00-6.88       5.28
  Options granted                           190,000    3.06-3.50       3.20
  Options exercised                         (10,637)      4.00         4.00
  Options expired or terminated             (44,907)   3.06-6.88       5.94
                                          -------------------------------------
Balance at December 31, 1998                427,979   $3.06-$6.88     $4.46
                                          =====================================
Exercisable at December 31, 1998            161,833   $3.06-$6.88     $4.88
                                          =====================================

The weighted average contractual life of stock options outstanding was 2.7 and
2.4 years at December 31, 1998 and 1997, respectively.

At December 31, 1998, 192,968 of unissued options were available under the two plans.

Pro forma information regarding net income or loss is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using the Black-Scholes option-pricing model minimum value method with the following weighted-average assumptions for 1998 and 1997: expected volatility of .59% (1998) and 44% (1997); risk-free interest rate of 6%; dividend yield of 0%; and a weighted-average expected life of the options of 3.5 years.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options' vesting period. The Company's pro forma net loss for 1998 and 1997 was $5,520 and $14,835, respectively, or $1.09 and $2.92 loss per share. The proforma net loss reflects only options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS Statement No. 123 is not reflected in the proforma net loss amounts because compensation cost is reflected over the vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered. The weighted average fair value of options granted during 1998 and 1997 was $1.63 and $2.41, respectively. The option price equaled the market price on the date of grant for all options granted in 1998 and 1997.

Adoption of SFAS No. 123 had no material effect on pro forma net income or loss or earnings (loss) per share for 1996.

15. Discontinued Operations

Paper Manufacturing

On June 16, 1997, the Company sold the assets and certain liabilities of its paper manufacturing business, Fort Orange Paper Co., Inc. (Fort Orange), to the former president of Fort Orange. The purchase price totaled $8,619 and consisted of cash of $6,219 and a note for $2,400. A loss of $2,084 was recorded on the transaction in 1997 and an additional loss of $725 was recorded in 1998. The note, which totaled $2,000 and $2,400 at December 31, 1998 and 1997, respectively, is receivable over five years in annual payments of $400 for the first four years and $800 in the final year and is secured by the assets of Fort Orange. Interest at 11.5% is receivable quarterly.

The operations of Fort Orange were reclassified to discontinued operation for all periods presented. Summarized results of Fort Orange's discontinued operations were as follows:


                                                 Through    Year ended
                                                  June     December 31,
                                                  1997         1996
                                              ---------------------------
      Net revenues                               $10,335      $23,134
      Operating profit (loss)                       (415)         232
      Income (loss) before income taxes             (335)         459
      Income tax benefits                             --         (156)
                                              ---------------------------
      Net income (loss) from discontinued
        operations                               $  (335)     $   303
                                              ===========================

Specialty Manufacturing

In December 1996, the Company agreed in principal to sell its specialty manufacturing business, Allister Manufacturing Company, Inc. (Allister), to an officer and director of the Company. The sale, which was conditional upon the buyer obtaining the necessary financing, was finalized on June 4, 1997 for a total purchase price of approximately $1,946 including cash of $1,592 and the assignment of approximately 83,000 shares of common stock of the Company. The book value of the net assets sold were $2,432 at the date of sale. A loss on the sale of $1,832 (pre-tax and after tax) was recorded in 1996 and an additional loss on sale of $486 was recorded in 1997.

The operations of Allister were reclassified to discontinued operations for all periods presented. Summarized results of Allister's discontinued operations were as follows:

                                                 Through    Year ended
                                                   May     December 31,
                                                  1997         1996
                                              ---------------------------
      Net revenues                                $4,332      $11,212
      Operating profit (loss)                         69         (715)
      Income (loss) before income taxes               69       (1,738)
      Income tax benefits                              -         (590)
                                              ---------------------------
      Net income (loss) from discontinued
        operations                                $   69      $(1,148)
                                              ===========================

16. Contingent Liabilities

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

General Insurance

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses. The amounts accrued are included in accrued compensation and related taxes in the balance sheets.

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

In February 1996, the liquidator of the former affiliate filed a complaint claiming intentional and negligent conduct by the Company and others named in the complaint caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. The complaint does not specify damages but an unfavorable outcome could have a material adverse impact on the Company's financial position. The range of potential loss, if any, cannot be presently determined.

Management, with the advice of counsel, believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
-----------------------------------------
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        ---------------------------------------
        DISCLOSURE
        ----------


None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
-------- ---------------------------------------
         REGISTRANT.
         -----------

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders to be held on June 14, 1999.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders to be held on June 14, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders to be held on June 14, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders to be held on June 14, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1. Financial Statements: See index to the Consolidated Financial Statements on page F-1 hereof.

2. Financial Statement Schedules: All schedules have been omitted because th ey are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

      Number                  Exhibit
      ------                  -------

         3(i)                 Articles of Incorporation *
         3(ii)                      By-Laws *
       10(e)                  1997 Stock Option Plan **
       27                     Financial Data Schedule

----------


* Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

** Compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(b) No reports on Form 8-K have been filed during the period ended December 31, 1998 by the Company.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 31, 19RELM, INC.

                             By: /s/ Richard K. Laird
                                 -----------------------
                                    Richard K. Laird
                                    President & C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.

      SIGNATURES              TITLE                         DATE

/s/ Donald F. U. Goebert      Chairman                      March 31, 1999
------------------------
Donald F. U. Goebert

/s/ Richard K. Laird          President, Chief              March 31, 1999
-------------------           Executive Officer and
Richard K. Laird              Director


/s/ William P. Kelly          Vice President -- Finance     March 31, 1999
--------------------          Secretary
William P. Kelly

/s/ Buck Scott                Director                      March 31, 1999
--------------------
Buck Scott

/s/ James C. Gale             Director                      March 31, 1999
--------------------
James C. Gale

/s/ Robert L. MacDonald       Director                      March 31, 1999
--------------------
Robert L. MacDonald

/s/ Ralph R. Whitney, Jr.     Director                      March 31, 1999
--------------------
Ralph R. Whitney, Jr.

/s/ George N. Benjamin, III   Director                      March 31, 1999
--------------------
George N. Benjamin, III