Form 10-Q
period 1999-03-31
RELM WIRELESS CORP
filed 1999-05-12
CIK 2186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
--
ACT OF 1934 FOR THE PERIOD ENDED March 31, 1999
                                 --------------
                                       OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD  From _____________  to ________________

Commission file number 0-7336
                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)
           Nevada                                              04-2225121
-------------------------------                            -------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              7505 Technology Drive
                             West Melbourne, Florida
                    ----------------------------------------
                    (Address of principal executive offices)
                                      32904
                                   ----------
                                   (Zip Code)

                                 (407) 984-1414
                                 --------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes __X___                                  No _______


      Common Stock, $.60 Par Value -- 5,046,156 shares as of April 2, 1999

================================================================================

                          PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                 March 31                   December 31
                                                                   1999                        1998
                                                                -----------                ------------
                                                                (Unaudited)                (see note 1)
ASSETS
------
Current Assets:
             Cash and cash equivalents                            $    29                    $   464
             Accounts receivable, net                               3,920                      3,498
             Inventories                                           11,616                     10,566
             Investment securities-trading                              1                        749
             Notes receivable                                         400                        400
             Real estate investments held for sale                     58                         58
             Prepaid expenses and other current                       237                        239
                                                                  -------                    -------
Total Current Assets                                               16,261                     15,974

Property, Plant and Equipment, net                                  8,734                      8,829
Notes Receivable                                                    1,695                      1,695
Other Assets                                                          199                        329
                                                                  -------                    -------
Total Assets                                                      $26,889                    $26,827
                                                                  =======                    =======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                                 March 31                   December 31
                                                                   1999                        1998
                                                                -----------                ------------
                                                                (Unaudited)                (see note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
           Current maturities of long-term liabilities:           $ 1,467                    $1,355
           Accounts payable                                         4,661                     4,617
           Accrued expenses                                         1,713                     3,251
           Accrued restructuring liability                            135                       178
                                                                  -------                    -------
Total Current Liabilities                                           7,976                     9,401

Long-Term Liabilities
           Loans, notes and mortgages                               8,888                     7,313
           Capital lease obligations                                1,299                     1,442
                                                                  -------                    -------
Total Long-Term Liabilities                                        10,187                     8,755

Stockholders' equity:
           Common; $.60 par value: 10,000,000 authorized
           shares: issued and outstanding shares
           5,046,416
           at December 31, 1998                                     3,027                      3,027
           Additional paid-in capital                              20,221                     20,221
           Retained earnings (deficit)                            (14,522)                   (14,577)
                                                                  -------                    -------
Total stockholders' equity                                          8,726                      8,671
                                                                  -------                    -------
Total Liabilities and Stockholders' Equity                        $26,889                    $26,827
                                                                  =======                    =======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                        (In thousands except share data)


                                                                         Three Months Ended
                                                                 --------------------------------------
                                                                 March 31                  December 31
                                                                   1999                       1998
                                                                 --------                  -----------
Sales                                                             $ 6,465                    $ 7,715
Expenses:
   Cost of sales                                                    4,518                      6,134
   Selling, general & administrative                                1,771                      1,694
                                                                  -------                    -------
                                                                    6,289                      7,828
                                                                  -------                    -------
Operating income (loss)                                               176                       (113)
Other income (expense):
   Interest expense                                                  (249)                      (201)
   Net gains on investments                                            48                        106
   Other income                                                        80                          7
                                                                  -------                    -------
Net income (loss)                                                 $    55                    $  (201)
                                                                  =======                    =======
Earnings (loss) per share-basic and diluted                       $  0.01                    $ (0.04)
                                                                  =======                    =======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)


                                                                         Three Months Ended
                                                                 --------------------------------------
                                                                 March 31                  December 31
                                                                   1999                       1998
                                                                 --------                  -----------

Cash used by operations                                           $(2,314)                   $  (513)

Investing activities:
   Property, plant and equipment purchases                           (246)                      (414)
   Proceeds from sale of marketable securities                        748                         --
   Other                                                              (55)                        --
                                                                  -------                    -------
   Cash provided (used) by investing activities                       447                       (414)

Financing activities:
   Net changes in lines of credit                                     627                      1,626
   Proceeds from long term debt                                     1,065
   Payment of long term debt                                         (260)                      (402)
   Sale of stock                                                       --                         31
                                                                  -------                    -------
Cash provided by financing activities                               1,432                      1,255

Increase (decrease) in cash                                          (435)                       328

Cash and cash equivalent at beginning of period                       464                        213
                                                                  -------                    -------
Cash and cash equivalent at end of period                         $    29                    $   541
                                                                  =======                    =======
Supplemental disclosure
   Interest paid                                                  $   249                    $   201
                                                                  =======                    =======

See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                        (In thousands except share data)

1. Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results for a full year.

     The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was April 2, 1999 for the first quarter of fiscal 1999. However, for convenience, the financial statements are dated as of March 31, 1999.

2. Inventories

     The components of inventory consist of the following:

                              March 31           December 31
                                1999                1998
                              --------           -----------
Finished Goods                $ 4,146             $ 4,641
Work in Process                 2,919               1,945
Raw Materials                   4,551               3,980
                              -------             -------
                              $11,616             $10,566
                              =======             =======

3. Stockholders' Equity

     The consolidated changes in stockholders' equity for the three months ended March 31, 1999 are as follows:


                                         Common Stock           Additional
                                         ------------            Paid-In      Accumulated
                                   Shares          Amount        Capital        Deficit          Total
                                   ------          ------       ----------    -----------        -----
Balance at December 31, 1998      5,046,416      $   3,027      $  20,221      $ (14,577)      $   8,671
Net income                             --             --             --               55              55
                                  ---------      ---------      ---------      ---------       ---------
Balance March 31, 1999            5,046,416      $   3,027      $  20,221      $ (14,522)      $   8,726
                                  ---------      ---------      ---------      ---------       ---------


4. Earnings Per Share

     The following table sets forth the computation of basic and diluted earning
(loss) per share:


                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                March 31          March 31
                                                                  1999              1998
                                                                --------          --------
Numerator:
       Net income (loss) (numerator for basic and diluted
       earnings (loss) per share)                              $        55      $      (201)
                                                               -----------      -----------
Denominator:
       Denominator for basic earnings (loss) per share
       weighted average shares                                   5,046,416        5,081,693
       Effect of dilutive securities:
       Options                                                        --               --
                                                               -----------      -----------
Denominator for diluted earnings (loss) per
       share-adjusted weighted average shares                    5,046,416        5,081,693
                                                               ===========      ===========
Basic earnings (loss) per share                                $      0.01      $     (0.04)
                                                               ===========      ===========
Diluted earnings (loss) per share                              $      0.01      $     (0.04)
                                                               ===========      ===========



5. Comprehensive Income

     Total comprehensive income (loss) was $55 and $(201) for the three months ended March 31, 1999 and 1998.

6. Real Estate Assets Held for Sale

     The real estate investments held for sale are presented net of valuation allowances of $241 for the three months ended March 31, 1999 and $1,966 at December 31, 1998. The summarized results of operations of the real estate business are as follows:

                                       March 31         March 31
                                         1999             1998
                                       --------         --------
Sales                                    $ 798           $ 358
Cost of Sales                               --            (352)

Selling, general and administrative
   expenses                                (75)            (60)
                                         -----           -----
Operating gain (loss)                    $ 723           $ (54)
                                         =====           =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

     As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                            Percentage of Sales
                            -------------------
                            Three Months Ended
                          March 31      March 31
                            1999         1998
                          --------      --------
Sales                       100%         100%
Cost of sales                69.9         79.5
Gross margin                 30.1         20.5
Selling, general and
   administrative           (27.4)       (22.0)
Interest expense             (3.9)        (2.6)
Other income                  1.2          1.5
                            -----        -----
Net income (loss)             -- %        (2.6)%
                            =====        =====

Net Sales

     Net sales for the three months ended March 31, 1999 decreased approximately $1.2 million (16.2%) compared to the same period for the prior year. Land, mobile and radio (LMR) product revenues decreased $813,000 (16.1%) on lower demand in the business and industrial sector. Non-LMR product revenues decreased $877,000 (38.1%) as the Company discontinued products that were inadequately profitable or that did not fit its focus in the LMR industry. Also during the quarter the Company sold most of its remaining commercial real estate assets, which resulted in revenues of $798,000, an increase of $440,000 (122.9%) compared to the same period for the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - continued

Gross Margin

     Gross margin as a percentage of net sales increased 9.6% to 30.1% for the three months ended March 31, 1999 compared to the same period for the prior year. This increase was the result of the Company's restructuring in the second half of 1998 during which manufacturing support expenses were significantly reduced. In addition commercial real estate sales totaling approximately $798,000 during the three months ended March 31, 1999 significantly improved the overall gross margin percentage. The book value of the real estate assets had been reduced significantly in prior periods as the Company had increased the valuation allowances related to the assets to reflect current market projections. The Company had been trying to sell the remaining real estate assets since 1995.

Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, and accounting expenses. For the three months ended March 31, 1999, SG&A expenses totaled $1,771,000 or 27.4% of sales compared to $1,694,000 or 22.0% of sales for the same period in 1998. The increase in SG&A expenses as a percentage of sales is directly related to the 16.2% decrease in sales.

Interest Expense

     For the three months ended March 31, 1999 interest expense totaled $249,000 or 3.9% compared with $201,000 or 2.6% for the same period in 1998. This increase is primarily due to the financing arrangement associated with the Company's workers' compensation liabilities. Under this arrangement, the insurance carrier assumes all of the remaining workers' compensation liabilities.

Income Taxes

     No income tax provision was provided for the three months ended March 31, 1999 as the Company has net operating loss carryforward benefits totaling approximately $9.4 million at March 31, 1999. The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - continued

Inflation and Changing Prices

     Inflation and changing prices for the quarters ended March 31, 1999 and 1998 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the land-mobile radio markets are subject to similar fluctuations.

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

Third Party Relationships

     The Company has material relationships with certain suppliers and customers. Generally, suppliers provide components that are necessary to manufacture a finished product. The Company's products are sold primarily to dealers and distributors who resell to end-users. If these suppliers and/or customers were unable to conduct business as a result of year 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Year 2000 Discussion - Continued

Third Party Relationships- continued

issues, the potential impact to the Company's business could be significant. The amount of potential impact cannot be estimated at this time.

     The Company will determine the state of readiness of material third parties through the use of questionnaires. These questionnaires will be distributed in the second quarter of 1999. As a contingency plan and as is its normal practice, the Company in most cases has or will have secondary sources for purchases. Other than the U. S. Government, no single customer represents a significant portion (greater than 10%) of the Company's sales. The cost of administering the questionnaire program is estimated to be less than $5,000.

Liquidity and Capital Resources

     As of March 31, 1999 the Company had working capital of $8,285,000 compared with $6,573,000 as of December 31, 1998. The increase is primarily related to a $1,585,000 decrease in accrued expenses, a $1,050,000 increase in inventory, and a $422,000 increase in accounts receivable. The Company entered into a new agreement for a revolving line of credit on February 26, 1999. This agreement provides a $7 million line of credit for a term of three years. The terms and conditions are comparable to the previous agreement. The line of credit is secured by substantially all of the Company's non-real estate assets. As of March 31, 1999, the outstanding balance on the line is approximately $4.4 million.

     Capital expenditures for the three months ended March 31, 1999 were approximately $246,000 compared with $414,000 for the same period in 1998. These expenditures are related to tooling for the manufacture of new products.

Inflation and Changing Prices

     Inflation and changing prices for the quarters March 31, 1999 and 1998 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the land-mobile radio markets are subject to similar fluctuations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

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

ITEM 3. Quantitative and Qualitative Disclosures of Market Risk

     The Company is subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under a mortgage of its primary operating facility. The Company has entered into an interest rate swap to reduce its exposure to such fluctuations. Under this arrangement, the Company converted its variable LIBOR -rate mortgage into a mortgage with a fixed rate of 8.85%. As of March 31, 1999 the amount outstanding on the mortgage was approximately $3.5 million. The Company does not expect changes in the fair market value of this swap to have a significant effect on its operations, cash flow, or financial position.


PART II- OTHER INFORMATION


ITEM 6. Exhibits and Reports of Form 8-K

     a.) The following documents are filed as part of this report:

         3. exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

          number                               Exhibit
          ------                               -------
         10 b (1)               Loan and security agreement *
         10 b (2)               Workers' compensation close-out agreement *

         27 Financial Data Schedule

         * Material contracts required to be filed pursuant to item 601 (b) (10) of Regulation S-K.

     b.) Reports on Form 8-K

     c.)

     The Registrant was not required to file reports on Form 8K during the quarter ended March 31, 1999.

     Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            RELM WIRELESS CORPORATION
                                            ------------------------------
                                            William P. Kelly
                                            Chief Financial Officer and
         May 5, 1999                               Vice President - Finance