Form 10-Q
period 1999-06-30
RELM WIRELESS CORP
filed 1999-08-10
CIK 2186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD  From _____________  to ________________

Commission file number 0-7336
                       ------


                            RELM WIRELESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                      04-2225121
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                              7505 Technology Drive
                             West Melbourne, Florida
                    ----------------------------------------
                    (Address of principal executive offices)

                                      32904
                                   ----------
                                   (Zip Code)


       Registrant's telephone number, including area code: (407) 984-1414
                                                           --------------


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


Common Stock, $.60 Par Value -- 5,046,156 shares outstanding as of July 2, 1999

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      June 30,     December 31,
                                                        1999          1998
                                                    -----------    ------------
                                                    (Unaudited)    (See Note 1
ASSETS
Current Assets:
  Cash and cash equivalents .....................     $    87        $   464
  Accounts receivable, net ......................       4,853          3,498
  Inventories ...................................      10,762         10,566
  Investment securities - trading ...............           1            749
  Notes receivable ..............................         400            400
  Real estate investments held for sale .........          --             58
  Prepaid expenses and other current ............         255            239
                                                      -------        -------
Total Current Assets ............................      16,358         15,974

Property, Plant and Equipment, net ..............       8,520          8,829
Notes Receivable ................................       1,295          1,695
Other Assets ....................................         485            329
                                                      -------        -------
Total Assets ....................................     $26,658        $26,827
                                                      =======        =======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                             June 30,     December 31,
                                                               1999          1998
                                                           -----------    ------------
                                                           (Unaudited)    (See Note 1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term liabilities............    $ 1,488        $ 1,355
  Accounts payable.......................................      3,909          4,617
  Accrued expenses.......................................      1,381          3,251
  Accrued restructuring liability .......................         93            178
                                                             -------        -------
Total Current Liabilities................................      6,871          9,401

Long-Term Liabilities:
  Loans, notes and mortgages.............................      9,831          7,313
  Capital lease obligations..............................      1,153          1,442
                                                             -------        -------
Total Long-Term Liabilities..............................     10,984          8,755

Stockholders' equity:
  Common; $.60 par value: 10,000,000 authorized
    shares: 5,046,406 issued and outstanding shares .....      3,027          3,027
  Additional paid-in capital ............................     20,221         20,221
  Accumulated deficit ...................................    (14,445)       (14,577)
                                                             -------        -------
Total stockholders' equity ..............................      8,803          8,671
                                                             -------        -------
Total Liabilities and Stockholders' Equity ..............    $26,658        $26,827
                                                             =======        =======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                        (In thousands except share data)


                                                      Three Months Ended             Six Months Ended
                                                    ----------------------        ----------------------
                                                    June 30,      June 30,        June 30,      June 30,
                                                      1999          1998            1999          1998
                                                    --------      --------        --------      --------
Sales ..........................................     $7,125        $7,067          $13,590       $14,782
Expenses:
  Cost of sales ................................      5,061         5,460            9,579        11,594
  Selling, general & administrative ............      1,876         2,239            3,647         3,933
                                                     ------        ------          -------       -------
                                                      6,937         7,699           13,226        15,527
                                                     ------        ------          -------       -------
Operating income (loss).........................        188          (632)             364          (745)
Other income (expense):
  Interest expense..............................       (279)         (200)            (528)         (401)
  Net gains on investments......................         --            51               48           157
  Other income..................................        168           131              248           138
                                                     ------        ------          -------       -------
Net income (loss)...............................     $   77        $ (650)         $   132       $  (851)
                                                     ======        ======          =======       =======
Earnings (loss) per share - basic and diluted...     $ 0.02        $(0.13)         $  0.03       $ (0.17)

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)


                                                                 Six Months Ended
                                                              ----------------------
                                                              June 30,      June 30,
                                                                1999          1998
                                                              --------      --------
Cash provided (used) by operations ........................   $(3,430)      $  562

Investing activities:
  Property, plant and equipment purchases .................      (402)        (518)
  Proceeds from sale of marketable securities..............       748           --
  Collections on note receivable...........................       400           --
  Other ...................................................       (56)          --
                                                              -------       ------
  Cash provided (used) by investing activities.............       690         (518)

Financing activities:
  Net changes in lines of credit...........................     1,820        1,026
  Proceeds from long term debt.............................     1,692           --
  Payment of long term ebt and capital lease obligations...    (1,149)        (721)
  Sale of stock............................................        --           31
                                                              -------       ------
Cash provided by financing activities......................     2,363          336

Increase (decrease) in cash................................      (377)         380

Cash and cash equivalent at beginning of period............       464          213
                                                              -------       ------
Cash and cash equivalent at end of period..................   $    87       $  593
                                                              =======       ======
Supplemental disclosure
  Interest paid............................................   $   528       $  401
                                                              =======       ======

See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                        (In thousands except share data)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three months and six months ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the three and six month period ended June 30, 1999 are not necessarily indicative of the operating results for a full year.

The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was July 2, 1999 for the second quarter of fiscal 1999. However, for convenience, the financial statements are dated as of June 30, 1999. The quarter began on April 3, 1999.

2. Inventories

The components of inventory consist of the following:

                                              June 30,   December 31,
                                                1999        1998
                                              --------   ------------

          Finixhed Goods ...................   $ 4,146      $ 4,641
          Work in Process...................     2,218        1,945
          Raw Materials.....................     4,398        3,980
                                               -------      -------
                                               $10,762      $10,566
                                               =======      =======

3. Stockholders' Equity

The consolidated changes in stockholders' equity for the six months ended June 30, 1999 are as follows:


                                             Common Stock       Additional
                                         --------------------     Paid-In     Accumulated
                                          Shares       Amount     Capital       Deficit       Total
                                         ---------     ------   ----------    -----------    ------
Balance at December 31, 1998..........   5,046,416     $3,027     $20,221      $(14,577)     $8,671
Net income............................          --         --          --           132         132
                                         ---------     ------     -------      --------      ------
Balance June 30, 1999.................   5,046,416     $3,027     $20,221      $(14,445)     $8,803
                                         =========     ======     =======      ========      ======

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earning
(loss) per share:


                                                        Three Months Ended               Six Months Ended
                                                     -------------------------      --------------------------
                                                      June 30,       June 30,        June 30,       June 30,
                                                        1999           1998            1999           1998
                                                     ----------     ----------      ----------     -----------
Numerator:
  Net income (loss) (numerator for basic and
  diluted earnings (loss) per share) .............   $       77     $     (650)     $      132     $     (851)
                                                     ----------     ----------      ----------     ----------
Denominator:
  Denominator for basic earnings (loss)
  per share - weighted average shares ............    5,046,416      5,041,034       5,046,416      5,113,338
  Effect of dilutive securities:
    Options ......................................           --             --              --             --
                                                     ----------     ----------      ----------     ----------
Denominator for diluted earnings (loss)
  per share - adjusted weighted average shares....    5,046,416      5,041,034       5,046,416      5,113,338
                                                     ==========     ==========      ==========     ==========
Basic earnings (loss) per share ..................   $     0.02     $    (0.13)     $     0.03     $    (0.17)
                                                     ==========     ==========      ==========     ==========
Diluted earnings (loss) per share ................   $     0.02     $    (0.13)     $     0.03     $    (0.17)
                                                     ==========     ==========      ==========     ==========

Shares related to options are not included in the computation of earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

5. Comprehensive Income

Total comprehensive income for the three months and six months ended June 30, 1999 was $77 and $132, respectively, compared to losses of $650 and $851, respectively, for the same periods in the previous year.

6. Real Estate Assets Held for Sale

The summarized results of operations of the real estate business for the six months ended June 30, 1999 are as follows:


                                                   Three Months Ended               Six Months Ended
                                                -------------------------      --------------------------
                                                 June 30,       June 30,        June 30,       June 30,
                                                   1999           1998            1999           1998
                                                ----------     ----------      ----------     -----------
Sales ......................................       $110           $ 24            $908          $ 382
Expenses:
  Cost of sales ............................        (58)           (43)            (58)          (395)
  Selling, general & administrative ........         15             27             (60)           (33)
                                                   ----           ----            ----          -----
Operating gain (loss) ......................       $ 67           $  8            $790          $ (46)
                                                   ====           ====            ====          =====

All of the remaining property held for sale was sold during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:


                                                   Percentage of Sales            Percentage of Sales
                                                 -----------------------        -----------------------
                                                   Three Months Ended               Six Months Ended
                                                 -----------------------        -----------------------
                                                 June 30,       June 30,        June 30,       June 30,
                                                   1999           1998            1999           1998
                                                 --------       --------        --------       --------
Sales ......................................      100.0%         100.0%          100.0%         100.0%
Cost of sales ..............................       71.0           77.3            70.5           78.4
                                                  -----          -----           -----          -----
Gross margin ...............................       29.0           22.7            29.5           21.6
  Selling, general & administrative ........      (26.3)         (31.7)          (26.8)         (26.6)
Interest expense ...........................       (3.9)          (2.8)           (3.9)          (2.7)
Other income ...............................        2.5            2.6             2.2            1.9
                                                  -----          -----           -----          -----
Net income (loss) ..........................        1.1%          (9.2)%           1.0%          (5.8)%
                                                  =====          =====           =====          =====

Net Sales

Net sales for the three months ended June 30, 1999 increased approximately $58,000 compared to the same period for the prior year. Revenues for the Company's core Land Mobile Radio Products (LMR) increased $1,155,000 (16.4%) for the same period. This increase is the result of product shipments to the U.S. Army. Conversely, Non-LMR product revenues decreased $1,097,000 (15.4%) as the Company discontinued business and products that were inadequately profitable or that did not fit its focus in LMR products. Also during the quarter, the Company completed its exit from the commercial real estate business by selling its remaining holdings for approximately $110,000.

Net sales for the six months ended June 30, 1999 decreased $1,192,000 (8.1%) compared to the same period for the prior year. This decrease is the result of discontinuing businesses and products that were inadequately profitable or that did not fit the Company's focus in LMR products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - Continued

Gross Margin

Gross margin as a percentage of net sales increased 6.3% to 29.0% for the three months ended June 30, 1999 compared to the same period for the prior year. This increase was the result of the Company's restructuring, which significantly reduced manufacturing support expenses, and eliminated poorly performing products and busineses. Improved product mix, volumes, and pricing also contributed to the margin increase.

Gross margin as a percentage of net sales increased 7.9% to 29.5% for the six months ended June 30, 1999 compared to the same period for the prior year. During the six months, in addition to the aforementioned factors, commercial real estate sales totaling approximately $908,000 improved the overall gross margin percentage. The book value of the real estate had been significantly reduced in prior periods as the Company increased valuation allowances to reflect current market projections. The Company completed its exit from this business in the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting, and headquarters expenses. For the three months ended June 30, 1999, SG&A expenses totaled $1,876,000 or 26.3% of sales compared to $2,239,000 or 31.7% of sales for the same period in 1998. For the six months ended June 30, 1999 SG&A expenses totaled $3,647,000 or 26.8% of sales compared to $3,933,000 or 26.6% of sales for the same period in 1998. These decreases reflect lower research and development expenses in the current year related to new product initiatives that were largely completed during 1998.


Interest Expense

For the three months ended June 30, 1999 interest expense totaled $279,000 or 3.9% compared with $202,000 or 2.8% for the same period in 1998. This increase is primarily due to increased debt levels on the Company's revolving line of credit and the financing arrangement associated with the Company's workers' compensation liabilities. Under this arrangement, the insurance carrier assume all of the remaining workers' compensation liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - Continued

Income Taxes

No income tax provision was provided for the three or six months ended June 30, 1999 as the Company has net operating loss carryforward benefits totaling approximately $9.4 million at June 30, 1999. The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes, and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets.

Inflation and Changing Prices

Inflation and changing prices for the quarters and six months ended June 30, 1999 and 1998 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the LMR markets are subject to similar fluctuations.

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

Internal Company Systems

The Company implemented a new enterprise-wide information system in 1997. The current release of this software, which is year 2000 compliant, was implemented by the Company in July 1999. Costs associated with the upgrade were approximately $20,000 and have been recognized in operating expenses. It is the Company's policy to utilize the most current releases of software. The aforementioned upgrade would have been performed regardless of the year 2000 issue. No other information technology projects are impacted by the upgrade.

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

The Company will determine the state of readiness of material third parties through the use of questionnaires. The questionnaire program began in the third quarter of 1999. As a contingency plan and as is its normal practice, the Company in most cases has or will have secondary sources for purchases. Other than the U. S. Government, no single customer represents a significant portion (greater than 10%) of the Company's sales. The cost of administering the questionnaire program is estimated to be less than $5,000.

Liquidity and Capital Resources

As of June 30, 1999, the Company had working capital of $9,487,000 compared with $6,573,000 as of December 31, 1998. The increase is primarily related to a $1,870,000 decrease in accrued expenses and a $1,355,000 increase in accounts receivable. The Company entered into a new agreement for a revolving line of credit on February 26, 1999. This agreement provides a $7 million line of credit for a term of three years. The terms and conditions are comparable to the previous agreement. The line of credit is secured by substantially all of the Company's non-real estate assets. As of June 30, 1999, the outstanding balance on the line was approximately $5.6 million.

Capital expenditures for the three months and six months ended June 30, 1999 were approximately $156,000 and $402,000 respectively, compared with $104,000 and $518,000 respectively, for the same periods in 1998. These expenditures are related to tooling for the manufacture of new products.

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

Forward-Looking Statements - Continued


and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The words "believe", "estimate", "expect", "intend", "anticipate", "will", "may", and similar expressions and variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under a mortgage of its primary operating facility. The Company has entered into an interest rate swap to reduce its exposure to such fluctuations. Under this arrangement, the Company converted its variable LIBOR -rate mortgage into a mortgage with a fixed rate of 8.85%. As of June 30, 1999 the amount outstanding on the mortgage was approximately $3.8 million. The Company does not expect changes in the fair market value of this swap to have a significant effect on its operations, cash flow, or financial position.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

a)   The following documents are filed as part of this report:

     3. exhibits: The exhibits listed below are filed as a part of, or incorporated by reference int this report:

          Number                              Exhibit
          ------                              -------
            27                        Financial Data Schedule

b)   Reports on Form 8-K

The Registrant was not required to file reports on Form 8K during the quarter ended June 30, 1999.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            RELM WIRELESS CORPORATION

                                            ------------------------------
                                            William P. Kelly
                                            Chief Financial Officer and
                                            Vice President - Finance
August 5, 1999