Form 10-Q
period 1999-09-30
RELM WIRELESS CORP
filed 1999-11-10
CIK 2186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934 FOR THE PERIOD ENDED September 30, 1999
                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD  From _____________  to ________________

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


                Common Stock, $.60 Par Value -- 5,046,156 shares
                       outstanding as of October 1, 1999

================================================================================

                          PART I- FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                             September 30,       December 31,
                                                 1999                1998
                                             ------------        ------------
                                             (Unaudited)         (see note 1)
ASSETS
------
Current Assets:
  Cash and cash equivalents                   $     68             $    464
  Accounts receivable, net                       4,236                3,498
  Inventories                                   10,643               10,566
  Investment securities-trading                      1                  749
  Notes receivable                                 400                  400
  Real estate investments held for sale             --                   58
  Prepaid expenses and other current               268                  239
                                              --------             --------
Total Current Assets                            15,616               15,974
Property, Plant and Equipment, net               8,382                8 829
Notes Receivable                                 1,295                1,695
Other Assets                                       474                  329
                                              --------             --------
Total Assets                                  $ 25,767             $ 26,827
                                              ========             ========


See notes to condensed consolidated financial statements

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                    September 30,   December 31,
                                                        1999          1998
                                                    ------------   ------------
                                                     (Unaudited)   (see note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term liabilities         $  1,215      $  1,355
  Accounts payable                                       4,139         4,617
  Accrued expenses                                       1,157         3,251
  Accrued restructuring liability                           51           178
                                                       -------       -------
Total Current Liabiliites                                6,562         9,401

Long-Term Liabilities
  Loans, notes and mortgages                             9,740         7,313
  Capital lease obligations                                959         1,442
                                                     ---------      --------

Total Long-Term Liabilities                             10,699         8,755

Stockholders' Equity:
  Common; $.60 par value: 10,000,000 authorized
  shares: 5,046,406 issued and outstanding shares        3,027         3,027
  Additonal paid-in capital                             20,221        20,221
  Accumulated deficit                                  (14,742)      (14,577)
                                                     ---------      --------
Total Stockholders' Equity                               8,506         8,671
                                                     ---------      --------
Total Liabilities and Stockholders' Equity           $  25,767      $ 26,827
                                                     =========      ========

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands except per share data)

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                -----------------------       ------------------------
                                                September     September       September      September
                                                  1999          1998            1999            1998
                                                ---------     ---------       ---------      ---------
Sales                                            $ 5,120       $ 7,228        $ 18,710        $ 22,010
Expenses:
  Cost of sales                                    3,762         5,398          13,342          16,992
  Selling, general & administrative                1,655         1,987           5,301           5,920
                                                 -------       -------        --------        --------
                                                   5,417         7,385          18,643          22,912
                                                 -------       -------        --------        --------
Operating income (loss)                             (297)         (157)             67            (902)
Other income (expense):
  Interest expense                                  (282)         (202)          (810)            (605)
  Net gains on investments                            --          (249)             48            (143)
  Other income                                       281            12             530             201
                                                 -------       -------        --------        --------
Net loss                                         $  (298)      $  (596)       $   (165)       $ (1,449)
                                                 =======       =======        ========        ========
Earnings (loss) per share-basic and diluted      $ (0.06)      $ (0.12)       $  (0.03)       $  (0.29)
                                                 =======       =======        ========        ========

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)

                                                                      NINE MONTHS ENDED
                                                                ------------------------------
                                                                September 30,     September 30,
                                                                    1999               1998
                                                                ------------      -------------
Cash used by operations                                           $(2,807)           $(1,525)
Investing activities:
Property, plant and equipment purchases                              (634)            (1,257)
Proceeds from sale of marketable securities                           748                872
Collections on note receivable                                        400                 --
Other                                                                 (47)                --
                                                                  -------            -------

Cash provided (used) by investing activities                          467               (385)

Financing activities:
  Net changes in lines of credit                                    1,644              2,016
  Proceeds from long term debt                                      1,849                400
  Payment of long term debt and capital lease obligations          (1,549)              (603)
  Sale of stock                                                        --                 31
                                                                  -------            -------
Cash provided by financing activities                               1,944              1,844
Decrease in cash                                                     (396)               (66)

Cash and cash equivalent at beginning of period                       464                213
                                                                  -------            -------
Cash and cash equivalent at end of period                         $    68            $   147
                                                                  =======            =======
Supplemental disclosure
  Interest paid                                                   $   810            $   605
                                                                  =======            =======

See notes to condensed consoliidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                        (In thousands except share data)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the operating results for a full year.

The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was October 1, 1999 for the third quarter of fiscal 1999. However, for convenience, the financial statements are dated as of September 30, 1999. The quarter began on July 3, 1999. Certain prior period accounts have been reclassified to correspond to the current period presentation.

2. Inventories

The components of inventory consist of the following:

                              September 30,      December 31,
                                  1999              1998
                              -------------      ------------
     Finished Goods              $ 4,454           $ 4,641
     Work in Process               1,912             1,945
     Raw Materials                 4,277             3,980
                                 -------           -------
                                 $10,643           $10,566
                                 =======           =======

3. Stockholders' Equity

The consolidated changes in stockholders' equity for the nine months ended September 30, 1999 are as follows:

                                        Common Stock           Additional
                                   ----------------------       Paid-In   Accumulated
                                     Shares       Amount        Capital     Deficit        Total
                                   ---------      -------      ---------- -----------     -------
Balance at December 31, 1998       5,046,416      $ 3,027      $ 20,221    $ (14,577)     $ 8,671
Net loss                                  --           --            --         (165)        (165)
                                   ---------      -------      --------    ---------      -------
Balance September 30, 1999         5,046,416      $ 3,027      $ 20,221    $ (14,741)     $ 8,506
                                   =========      =======      ========    =========      =======

4. Earnings Per Share

     The following table sets forth the computation of basic and diluted earning
(loss) per share:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ---------------------------   ------------------------------
                                                 September 30, September 30,   September 30,     September 30,
                                                     1999           1998            1999              1998
                                                 ------------- ------------    ------------      -------------
Numerator
  Net loss (numerator for basic and diluted
   loss per share)                                 $     (298)  $     (596)     $     (165)        $  (1,449)
                                                   ----------   ----------      ----------         ---------
Denominator:
  Denominator for basic loss per share-
   weighted average shares                          5,046,416    5,043,604       5,046,416         5,042,749
   Effect of dilutive securities:
   Options                                                 --           --              --                --
                                                   ----------   ----------      ----------         ---------
Denominator for diluted loss per
  share-adjusted weighted average shares            5,046,416    5,043,604       5,046,416         5,042,749
                                                   ==========   ==========      ==========         =========
Basic loss per share                               $    (0.06)  $    (0.12)     $    (0.03)        $   (0.29)
                                                   ==========   ==========      ==========         =========
Diluted earrings loss per share                    $    (0.06)  $    (0.12)     $    (0.03)        $   (0.29)
                                                   ==========   ==========      ==========         =========

Shares related to options are not included in the computation of loss per share because to do so would have been anti-dilutive for the periods presented.

5. Comprehensive Income

Total comprehensive loss for the three months and nine months ended September 30, 1999 was $298 and $165, respectively compared to losses of $596 and $1,449, respectively, for the same periods in the previous year.

6. Real Estate Assets Held for Sale

The summarized results of operations of the real estate business for the nine months ended September 30, 1999 are as follows:

                                                      Nine Months Ended
                                                -------------------------------
                                                September 30,     September 30,
                                                    1999              1998
                                                -------------     -------------
     Sales                                          $908             $ 740
     Expenses:
       Cost of sales                                 (58)             (747)
       Selling, general & administrative             (60)              (93)
                                                    ----             -----
     Operating gain (loss)                          $790             $(100)

All of the remaining property held for sale was sold during the second quarter. There were no operations for the real estate business for the three months ended September 30, 1999 or 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                              Percentage of Sales             Percentage of Sales
                          ----------------------------    -----------------------------
                              Three Months Ended                Nine Months Ended
                          September 30,  September 30,    September 30,    September 30,
                              1999           1998             1999             1998
                          -------------  -------------    -------------    ------------
Sales                        100.0%          100.0%           100.0%           100.0%
Cost of sales                 73.5            74.7             71.3             77.2
                             -----           -----            -----            -----
Gross margin                  26.5            25.3             28.7             22.8
Selling, general and
  administrative             (32.3)          (27.5)           (28.3)           (26.9)
Interest expense              (5.5)           (2.8)            (4.3)            (2.7)
Other income                   5.5            (3.3)             3.1              0.3
                             -----           -----            -----            -----
Net income (loss)             (5.8)           (8.3)%            (.8)%           (6.5)%
                             =====           =====            =====            =====

Net Sales

Net sales for the three months and nine months ended September 30, 1999 decreased approximately $2,108,000 (29.2%) and $3,300,000 (15.0%) respectively, compared to the same period for the prior year. Revenues for the Company's core Land Mobile Radio (LMR) products decreased $1,139,000 (15.8%) and $791,000 (3.6%) respectively, for the three months and nine months ended September 30, 1999 compared to the same period for the prior year. This decline is the result of diminished international sales. More specifically, no product shipments have been made in 1999 to the Company's former distributor in Brazil due to its default in paying amounts that are owed to the Company (refer to disclosures in the Company's 1998 10-K filing). During the prior year, shipments to this customer totaled $2.1 million.

Non-LMR product revenues for the three months and nine months ended September 30, 1999 decreased $959,000 (13.3%) and $2,489,000 (11.3%) respectively, as the
Company discontinued businesses and products that performed poorly or that did not fit its focus in LMR products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - continued

Gross Margin

Gross margin as a percentage of net sales increased 1.2% to 26.5% for the three months ended September 30, 1999 compared to the same period for the prior year. This increase was the result of the Company's restructuring, which significantly reduced manufacturing support expenses, and eliminated poorly performing products and busineses. Additionally, the Company negotiated more favorable pricing from key suppliers.

Gross margin as a percentage of net sales increased 5.9% to 28.7% for the nine months ended September 30, 1999 compared to the same period for the prior year. During the nine months ended September 30 1999, in addition to the aforementioned factors, commercial real estate sales totaling approximately $908,000 improved the overall gross margin percentage. The book value of the real estate had been significantly reduced in prior periods as the Company increased valuation allowances to reflect current market projections. The Company completed its exit from this business in the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting, and headquarters expenses. For the three months ended September 30, 1999, SG&A expenses totaled $1,655,000 or 32.3% of sales compared to $1,987,000 or 27.5% of sales for the same period in 1998. For the nine months ended September 30, 1999 SG&A expenses totaled $5,301,000 or 28.3% of sales compared to $5,920,000 or 26.9% of sales for the same period in 1998. The dollars reflect lower research and development expenses in the current year related to new product initiatives that were largely completed during 1998. Furthermore, payroll and other expenses in all SG&A areas were significantly reduced as a result of the Company's restructuring. The percentage increase to prior year is a result of decreased sales.

Interest Expense

For the three months ended September 30, 1999, interest expense totaled $282,000 or 5.5% compared with $202,000 or 2.8% for the same period in 1998. For the nine months ended September 30, 1999 interest expense totaled $810,000 or 4.3% compared to $605,000 or 2.7% for the same period in 1998. These increase's are primarily due to increased debt levels on the Company's revolving line of credit and the financing arrangement associated with the Company's workers' compensation liabilities. Under this arrangement, the insurance carrier assume all of the remaining workers' compensation liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - continued

Income Taxes

No income tax provision was provided for the three or nine months ended September 30, 1999 or 1998 as the Company has net operating loss carryforward benefits totaling approximately $9.4 million at September 30, 1999. The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes, and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets.

Inflation and Changing Prices

Inflation and changing prices for the quarters and nine months ended September 30, 1999 and 1998 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the LMR markets are subject to similar fluctuations.

Year 2000 Discussion

General

As the year 2000 approaches, an issue has emerged with many companies regarding how existing application software programs and operating systems will accommodate this date value. Accordingly, 1999 could be the maximum date value that these systems will be able to process. Although the extent of the potential impact of this problem is not precisely known, some estimates indicate that it could affect the global economy. The Company has addressed or is in the process of addressing year 2000 related exposures.

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

The Company is determining the state of readiness of material third parties through the use of questionnaires. The questionnaire program began in the third quarter of 1999. No Y2K issues with material customers or suppliers have been indicated by the responses to-date. As a contingency plan and as is its normal practice, the Company in most cases has or will have secondary sources for purchases. Other than the U. S. Government, no single customer represents a significant portion (greater than 10%) of the Company's sales. The cost of administering the questionnaire program is estimated to be less than $5,000.

Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of $9,054,000 compared with $6,573,000 as of December 31, 1998. The increase is primarily related to a $1,879,000 reduction in accrued expenses. Specifically, in February 1999 the Company executed a contract under which its insurance carrier assumed all remaining workers compensation liabilities through the June 30, 1997 plan year. The cost os this arrangement was financed for a period of 30 months. Accordingly, portions of these costs are now reported as long-term liabilities. Additionally, accounts receivable increase by $894,000, while investment securities trading and accounts payable decreased by $748,000 and $478,000 respectively.

Capital expenditures for the three months and nine months ended September 30, 1999 were approximately $232,000 and $738,000 respectively, compared with $843,000 and $1,257,000 respectively, for the same periods in 1998. These expenditures are related primarily to tooling for the manufacture of new products, most of which was incurred in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of theCompany, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The words "believe", "estimate", "expect", "intend", "anticipate", "will", "may", and similar expressions and variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 3. Quantitative and Qualitative Disclosures of Market Risk

The Company is subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under a mortgage of its primary operating facility. The Company has entered into an interest rate swap to reduce its exposure to such fluctuations. Under this arrangement, the Company converted its variable LIBOR rate mortgage into a mortgage with a fixed rate of 8.85%. As of September 30, 1999 the amount outstanding on the mortgage was approximately $3.7 million. The Company does not expect changes in the fair market value of this swap to have a significant effect on its operations, cash flow, or financial position.

PART II- OTHER INFORMATION


ITEM 6. Exhibits and Reports of Form 8-K

a) The following documents are filed as part of this report:
   3. exhibits: The exhibits listed below are filed as a part of, or incorporated by reference in this report:
           number                                      Exhibit
             27                               Financial Data Schedule
b.) Reports on Form 8-K
    The Registrant was not required to file reports on Form 8K during the quarter ended September 30, 1999.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                RELM WIRELESS CORPORATION

                                                ------------------------------
                                                William P. Kelly
                                                Chief Financial Officer and
November 9, 1999                                Vice President - Finance