Form 10-K405
period 1999-12-31
RELM WIRELESS CORP
filed 2000-03-30
CIK 2186

================================================================================

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
         OR
___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                          Commission file number 0-7336
                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)
          Nevada                                               04-2225121
 (State of other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                            Identification No.)

          7505 Technology Drive
             West Melbourne, Florida                             32904
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

                 Yes   X                              No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on February 29, 2000, based on the closing price at which such stock was sold on the NASDAQ National Market on such date, was $25,354,705.

As of February 29, 2000, 5,090,405 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2000 Annual Shareholders' Meeting are incorporated by reference in Part III of this report. The Registrant's Proxy Statement will be filed within 120 days after December 31, 1999.

================================================================================

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

RELM Wireless Corporation (together with its subsidiaries, "RELM" or the "Company") designs and manufactures wireless communication products sold to the land mobile radio ("LMR") markets, which consist of public safety, government, and commercial/business/industrial users.

During 1999, the Company completed its exit from businesses and products that were outside its focus in wireless communications. All remaining properties owned by the Company's commercial real estate subsidiary were sold during the first and second quarters of 1999. Also, the Company sold its RXD, Inc. subsidiary, a distributor of electronics components, during the third quarter of 1999.

In March 2000, the Company sold its facility in West Melbourne, Florida and leased approximately 54,000 square feet of comparable space at a nearby location.

The Company leases a 37,600 square foot facility located in Indianapolis, Indiana that was used primarily for engineering. This office was closed and Engineering operations were consolidated at the Florida facility in April 1998. Efforts to sublease the facility have been unsuccessful. The Company will terminate the lease in 2000. A reserve was established in 1997 for the present value of the lease commitment.

The Company's sales and marketing efforts have been reorganized under the direction of two seasoned and successful LMR sales executives to address two distinct markets. Thom Morrow will guide the Company's sales and marketing initiatives in the government and public safety segment while Scott Henderson will be in charge of the commercial/business/industrial segment.

The principal executive offices of RELM are located at 7505 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (407) 984-1414. More information about the Company and its products are also available through the Internet at RELM.com. The information provided on the Company's website is not incorporated into this report. As of December 31, 1999 RELM employed 179 people located primarily at the West Melbourne, Florida facility.

Reincorporation of Adage, Inc. into RELM Wireless Corporation

RELM Wireless Corporation is the resulting corporation from the January 30, 1998 reincorporation merger (the "Reincorporation") of Adage, Inc., a Pennsylvania corporation ("Adage"), into RELM, its wholly owned subsidiary. The Reincorporation was approved by the shareholders of Adage at its annual meeting held on December 8, 1997. In connection with the geographical transition of the business activities of Adage out of Pennsylvania to its new headquarters in Florida and the refocusing of Adage's resources and management on the manufacturing and sale of wireless communications equipment, its Board of Directors recommended approval of the Reincorporation to change its State of Incorporation and to change its corporate name to a name closely identified with the name of the wireless communications products which it markets under the RELM identity.

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

Recent Developments

On March 13, 2000 the Company completed the acquisition of the private radio communications product from Uniden America Corporation for approximately $1.8 million. Under the terms of the transaction, Relm acquired all of Uniden's current land mobile radio inventory, certain non-exclusive intellectual property rights, and assumed responsibility for service and technical support. Uniden Corporation will provide manufacturing support for certain Uniden land mobile radio products, which will be marketed by Relm. This acquisition significantly broadens the Company's product offerings.

On March 16, 2000, the Company completed the private placement of $3.25 million of convertible subordinated notes. The notes earn interest at 8% per annum, are convertible at $3.25 per share, and are due on December 31, 2004. The notes have not been registered under securities laws and may not be sold in the U.S. absent registration or an exemption. Registration rights have been granted to the note holders. Portions of the proceeds from this private placement were used to acquire the Uniden land mobile radio products. The remaining proceeds will be used for working capital purposes and completing the development of new products.

On March 24, 2000, the Company completed the sale of its 144,000 square foot facility in West Melbourne, Florida for $5.6 million. The transaction will result in a gain of approximately $1.2 million and will provide approximately $1.3 million in cash after related expenses. These funds will be used for working capital purposes including the completion of the development of our APCO 25 compliant digital products. The Company will lease approximately 54,000 square feet of comparable space at a nearby location.

Concurrent with the sale of the facility, the Company entered into a contract manufacturing agreement for the manufacture of certain land mobile radio subassemblies. As part of this agreement, the contract manufacturer employed approximately 69 of the Company's direct manufacturing workforce and purchased approximately $2.4 million of the Company's related raw materials inventory.

Also in March 2000, the Company retained Simmonds Capital Limited (SCL) as an advisor on matters pertaining to wireless communications business development. Under the terms of the agreement, SCL will receive a fee of 150,000 shares of RELM common stock plus warrants to purchase 300,000 shares at $3.25 per share. These fees are inclusive of services rendered in connection with the acquisition of the Uniden America private radio products. SCL will also be entitled to reimbursement of its expenses through the issuance of 50,000 shares of RELM common stock. SCL presently owns 4 units of RELM's 8% convertible subordinated notes. Upon registration, these notes are convertible into 61,538 RELM common stock.

On February 12, 1999, the Company filed criminal and civil suits in Sao Paulo, Brazil against its Brazilian dealer, RELM Chatral Telecomunicacoes Ltda. ("Chatral") for failure to pay for product shipments totaling $1.4million. Chatral had been the Company's distributor in Brazil since 1991, and was its largest international customer. On December 8, 1999, Chatral filed a counter claim against the Company that alleges, among other things, damages totaling $8 million as a result of the Company's discontinuation of shipments to Chatral.

In June 1999, the Company initiated collection and legal proceedings against TAD radio Inc. ("TAD") in Canada for failure to pay for product shipments totaling $108,000. On December 30, 1999, TAD filed a claim against the Company for damages estimated to be $400,000. This action is filed with the United States District Court, Southern District of Florida. Generally, the plaintiff contends unfair and malicious conduct on the part of RELM, in product sales and warranty claim matters. As a result, the plaintiff alleges loss of profits, goodwill, and market share. The Company has retained counsel to represent it in these actions. The Company and its counsel believe that it has defenses of merit. The out come of these actions are uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.

Please refer to item 3 of this report for additional discussion of these matters.

Sales Information about Industry Segments

As an aid to understanding the Company's major product lines and their sales, the following table summarizes sales information by major product lines and industry:

                                                        $In Millions
                                                        -------------
                                              1999           1998       1997
                                              ----           ----       ----
LMR - Gov't & Pub. Safety                     $13.5         $12.3       $22.4
LMR - Bus./Indus./Comm.                         7.0          10.9        11.8
Digital Data Communications (1)                   -           1.6         3.1
Access Controls (1)                              .1           1.3         2.3
Electronic Components (1)                        .9           1.7         1.8
                                          ---------       -------     -------
Total Wireless Comm. Equipment                 21.5          27.8        41.4

Commercial Real Estate                           .9           1.7         4.0
                                          ---------       -------     -------

Total Company                                 $22.4         $29.5       $45.4
                                          =========       =======     =======

(1) - Consistent with its strategy to focus on higher margin LMR products, the Company has exited the digital data communications and access controls and Electronic Components businesses, see "Discontinued Products and Product Lines."

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

Principal Business and Products of Subsidiaries

Wireless Communications Equipment - RELM Communications, Inc -Continued

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

In March 2000, the Company purchased the private radio communications product inventory from Uniden America Corporation. These products primarily serve the commercial/business/industrial segment of the LMR market, and significantly broaden and modernize the Company's offerings there. It is anticipated that these products will be sold under both the RELM and Bendix King radio brand names.

Description of Products & Markets

Government and Public Safety
Users in this market include the military, law enforcement, emergency medical personnel, and various agencies of federal, state, and local government. Most products and systems in this market utilize conventional analog technology. Some users, however, operate digital LMR equipment and systems that are compliant with the new specifications established by the Association of Public Communication Officials ("APCO"). The Company is developing products that are compliant with these specifications.

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

Business/ Industrial / Commercial

Users in this market are businesses and enterprises of all sizes that require fast, push-to-talk communication among a defined body of users. Examples of these users include hotels, construction companies, schools, taxicabs, and airlines. The Company serves this market with both RELM and Bendix King brand products, including mobile radios, portable radios, base stations, and repeaters. The products that were recently acquired from Uniden America will also serve the market. These products are sold to original equipment manufacturers, and dealers who resell the products to end-users. During 1999, the Company continued design efforts to expand the offerings of its Bendix-King line of radios, including its new Aurora family of analog products. The initial manufacturing pilot run of these radios is currently underway.

Research and Development
RELM employed 12 people as of December 31, 1999 who devote all or a portion of their time to research, development and engineering. The Company also utilizes third party alliances as a supplement to internal research and development. Expenses for sustaining engineering as well as research and development totaled $1.5 million, $2.3 million, and $5.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. The Company anticipates that R&D spending will remain at approximately the same level in 2000 as it was in 1999.

Patents
RELM holds patents and patent licenses covering various land-mobile radio products that are currently marketed. These patents have various expiration dates out to the year 2001. It is difficult to precisely assess the importance of the patents and licenses; however, the Company believes that they enhance its competitive position.

Raw Materials
RELM purchases component parts and raw materials for assembly into finished products from both domestic and foreign suppliers. The primary foreign suppliers are located in the Pacific-Rim. The Company secured more favorable pricing and terms from many of these suppliers in 1998 and was able to maintain them in 1999.

Under the terms of the acquisition of the Uniden private radio communications inventory, Uniden corporation will continue to manufacture certain Land Mobile Radio products for the Company.

The Company has entered into a contract manufacturing agreement for the manufacture of certain Land Mobile Radio subassemblies. Under this agreement, the contract manufacturer employed approximately 69 (68%) of the Company's direct manufacturing workforce and purchased $2.4 million (69%) of the Company's related raw material inventories. The contract manufacturer will in the future purchase raw materials related to the manufacturing of these subassemblies. The Company will continue to perform value-added manufacturing functions including final test and assembly.

Certain components are available from a single source. The amount of these components is not material relative to total component and raw material purchases. During the years ended December 31, 1999, 1998, and 1997, the Company's operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component may delay the manufacture of finished products. The Company manages the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence.

Seasonal Impact
Demand for the RELM's Bendix King LMR products is typically strongest in the summer season. This is a reflection of the increased forest fire activity during that time.

Significant Customers
In 1996, the Company was awarded a contract to provide land mobile radios to the United States Army. This contract is for a term of five years with no specified minimum purchase requirement. Shipments commenced in 1998 and totaled $10.4 million, representing 22.9% of total sales for that year. Shipments were suspended in 1998 because the customer had inventory that was sufficient to meet its requirements throughout the year. Shipments in 1999 under this contract totaled $1.8million.

Backlog
The Company's order backlog was approximately $2.0 million and $1.5 million as of December 31, 1999 and 1998, respectively. This included only the current portion of the U.S. Army contract.

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

Employees
The Company employed 179 people as of December 31, 1999.

In March 2000, the Company entered into a contract manufacturing agreement for the manufacture of certain land mobile radio subassemblies. Under this agreement, the contract manufacturer employed approximately 69 of the Company's direct manufacturing workforce.

Information Relating to Domestic and Export Sales

The following table summarizes the Company's sales of wireless communications equipment by location of its customers:

                                                ($ In Millions)
                                      1999             1998             1997
                                      ----             ----             ----

United States                          $20.7           $24.9            $36.9
South America                              -             2.1              2.1
Europe                                    .7              .6              1.7
Other International                       .1              .2               .7
                                    --------         -------          -------
Total                                  $21.5           $27.8            $41.4
                                    ========         =======          =======

Discontinued Products and Product Lines

Electronic Components
Relm has marketed electronic components, primarily crystals and clock oscillators, to electronic component distributors and original equipment manufacturers through its RXD subsidiary. These components are used in various electronic products including computers, scales, keyboards, and toys. This product line was sold in September 1999 for approximately $500,000, which was slightly more than its net book value.

Digital Data Communications Equipment
RELM has manufactured load management systems for sale to electric utility companies, dealers, and jobbers. A load management system enables its user to limit usage of electricity during peak demand periods. Using radio transmitters, a signal is sent by the utility Company to individual receivers that are wired to appliances such as air conditioners and water heaters. The power to the appliances is momentarily turned-off which reduces power demand and shifts consumption to non-peak hours. This product line was sold to the Company's former product line manager in August 1998 for $105,000, which represented the approximate fair market value of its net assets.

Radio Controls for the Garage Door and Gate Operator Industry RELM has manufactured small, low-powered receivers, transmitters, and control circuit boards designed by Allister Access Controls, a former subsidiary of RELM ("Allister"). These products control the operation of automatic garage door and gate operators and are manufactured under the Allister and Pulsar brand names. Allister sells garage door and gate operators to distributors and dealers who re-sell and install them for the end-user. Allister was sold by the Company in 1997. These products did not meet the Company's margin requirements and negotiations with Allister for increased pricing were unsuccessful. Accordingly, Allister purchased these components from an alternate source.

Discontinued Products and Product Lines - Continued

Redgo Properties, Inc.
Redgo Properties, Inc. is a Pennsylvania corporation and wholly owned subsidiary of the Company engaged in developing and managing real estate. In 1995, the Company decided to discontinue this segment. The Company sold its two remaining holdings in the first and second quarters of 1999.

ITEM 2.  PROPERTIES

Owned
The Company owned a 144,000 square foot office and industrial building on 20 acres located in West Melbourne, Florida. This building was utilized for the manufacture of wireless communications equipment and includes engineering and headquarters functions. In the fourth quarter of 1999, the Company entered into a contract to sell the facility. This transaction was closed during the first quarter of 2000. The Company has leased approximately 54,000 square feet of comparable space in West Melbourne, Florida for engineering and headquarters functions. The lease has a term of five years. Estimated rental, maintenance and tax payments in 2000 will be approximately $291,000.

Leased
The Company leases a 37,600 square foot facility located in Indianapolis, Indiana that was used primarily for engineering. This office was closed and engineering operations were consolidated at the Florida facility in April 1998. Efforts to sublease the facility have been unsuccessful. The Company will terminate the lease in 2000. A reserve was established in 1997 for the present value of the lease commitment.

ITEM 3.  LEGAL PROCEEDINGS

On February 14, 1996, the Insurance Commissioner of the Commonwealth of Pennsylvania (the "Insurance Commissioner"), in her capacity as statutory liquidator for Corporate Life Insurance Company ("Corporate Life"), filed a complaint against multiple defendants in the Commonwealth Court of Pennsylvania, including RELM and Mr. Donald Goebert (in his capacity as an officer and Director of RELM). The specific claims alleged against RELM and Mr. Goebert are for a preferential transfer, conspiracy and common law fraud arising from a 1987 transaction between RELM and Corporate Investment Company ("CIC"), the parent Company of Corporate Life, pursuant to which RELM and CIC exchanged promissory notes in the amount of $1,700,000 (the "Note Transaction"). In connection with the Note Transaction, CIC pledged to RELM as security for its note payment obligation its shares of stock of Corporate Life. CIC subsequently defaulted on its note. In 1991, at the demand of the Insurance Commissioner, CIC sold Corporate Life to American Homestead, Inc. ("AHI") and, in connection with such sale, RELM assigned its note receivable from CIC along with the collateral to AHI. As consideration for this assignment, AHI agreed to assume RELM's obligations under its note to CIC in the amount of $1,700,000. Accordingly, although the complaint alleges a claim for a preferential transfer, RELM received no payment of funds from CIC. The conspiracy claims are non-specific but pertain to the sale of Corporate Life to AHI in 1991. Mr. Goebert was an officer and director of CIC.

In one of two related actions, in 1994, the Trustee and statutory liquidator of CIC, in connection with the current bankruptcy proceedings of CIC, brought an adversarial proceeding in the United States District Court for the Eastern District of Pennsylvania against RELM, Mr. Goebert and other individuals and entities that were involved in the sale of Corporate Life to AHI.

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

There are approximately 4 pending claims against the Company for personal injury and or property damages alleged to have resulted from the malfunction of a garage door or gate operator. The Company maintains product liability insurance with coverage of $2,000,000, subject to deductibles ranging from $75,000 to $500,000. During the times that such claims were made, the Company maintained umbrella coverage extending its insurance coverage for various periods by $3,000,000 to $10,000,000. Additionally, the Company has established reserves totaling $148,000 for the estimated uninsured liability associated with these claims.

On February 12, 1999, the Company initiated criminal and civil proceedings in Sao Paulo, Brazil against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1.4 million. Exhaustive negotiations were conducted by the Company's executive management team, resulting in multiple proposals to satisfy the debt. One proposal was accepted by Chatral's principals, including a signed debt confession and promissory notes. As economic conditions in Brazil deteriorated in the next several days, additional disputes arose and Chatral defaulted on the terms of these documents. Subsequent attempts to negotiate were unsuccessful. The Company is vigorously pursuing all avenues to collect the outstanding balance. Currently, the amount of recovery, if any, is uncertain. Accordingly in 1998, the Company established a $1.4 million allowance for doubtful accounts. On December 8, 1999, Chatral filed a counter claim against the Company that alleges damages totaling $8 million as a result of the Company's discontinuation of shipments to Chatral. The Company has retained counsel to represent it in these actions. Although the Company believes that it has defenses of merit, the outcome of this action is uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.

In June 1999, the Company initiated collection and legal proceedings against TAD radio Inc. ("TAD") in Canada for failure to pay for product shipments totaling $108,000. On December 30, 1999, TAD filed a claim against the Company for damages estimated to be $400,000. This action is filed with the United States District Court, Southern District of Florida. Generally, the plaintiff contends unfair and malicious conduct on the part of RELM, in product sales and warranty claim matters. As a result, the plaintiff alleges loss of profits, goodwill, and market share. The Company has retained counsel to represent it in these actions. The Company and its counsel believe that it has defenses of merit. The out come of these actions are uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

None.

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

         1998 Quarter Ended                   High              Low
         ------------------                   ----              ---

         March 31, 1998                       7.500             5.750
         June 30, 1998                        5.750             3.063
         September 30, 1998                   4.500             1.000
         December 31, 1998                    2.875             1.125

         1999 Quarter Ended                   High              Low
         ------------------                   ----              ---

         March 31, 1999                       2.375             1.406
         June 30, 1999                        4.000             1.750
         September 30, 1999                   4.500             1.938
         December 31, 1999                    5.688             2.000

On March 1, 2000, there were 1,194 holders of record.

No cash dividends were paid with respect to the Company's common stock during the past five years. The Company intends to retain its earnings to fund growth and, therefore, does not intend to pay dividends in the foreseeable future. Additionally, the Company's revolving credit agreement restricts the Company's ability to make dividend payments.

On March 16, 2000, the Company completed the private placement of $3.25 million of convertible subordinated notes (see note 16 of notes to consolidated financial statements). The notes were sold to the following participants:
Stephen Dulmage, Russell Henderson (RELM Senior Vice President of Sales and Marketing), Steven Howard, Richard Laird (RELM

ITEM 5.  MARKET FOR THE REGISTRANT COMMON
         EQUITY AND RELATED STOCKHOLDERS MATTERS Continued

President and CEO), Ted Markovits, Omro Investments LTD, Stuart McGregor, Tropical Cave (Bahamas) LTD, Moisha Schwimmer, Brian Usher-Jones, Richard L. Zord, Lorraine Dipaolo, William Barrett, Special Situations Private Equity Fund, L.P., and Simmonds Capital LTD. The notes earn interest at 8% per annum, are convertible at $3.25 per share, and are due on December 31, 2004. The proceeds from this offering were used to purchase the Uniden assets (see disclosure of Uniden acquisition) and to satisfy the Company's delinquent mortgage obligation. Remaining proceeds will be utilized for working capital requirements. A commission of $90,000 was paid to Janney Montgomery Scott for the placement of $1.8 million of the notes. The notes were sold under rule 506 of Regulation D under the Securities Act in an issue not involving a public offering. The notes have not been registered under securities laws and may not be sold in the U.S. absent registration or an exemption. Registration rights have been granted to the note holders. Portions of the proceeds from this private placement were used to acquire the Uniden land mobile radio product lines. The remaining proceeds will be used for working capital purposes, including strengthening the balance sheet and completing the development of new products.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:


                                                     1999         1998         1997          1996       1995
                                                     ----         ----         ----          ----       ----
Statement of Operations

Net Sales & Revenues                               $22,404      $29,530       $45,376      $47,646    $45,266

Loss From  Continuing Operations                    (2,294)      (4,907)      (11,974)      (1,347)       (533)

Income (Loss) From                                       -            -             -            -           -
  Discontinued Operations                                -         (725)       (2,836)      (2,679)      1,645

Extraordinary Gain                                       -          227             -            -           -

Net Income (Loss)                                  $(2,294)     $(5,405)     $(14,810)     $(4,026)     $1,112
                                                   =======      =======      ========      =======      ======

Loss Per Share From
  Continuing Operations                             $(0.45)      $(0.97)       $(2.36)      $(0.26)     $(0.10)

Earnings (Loss) Per Share From
  Discontinued Operations                                         (0.15)       (0.56)        (0.52)       0.32

Earnings Per Share From
  Extraordinary Item                                               0.05

Net Earnings (Loss) Per Share                       $(0.45)      $(1.06)       $(2.92)      $(0.78)      $0.22
                                                  ========      =======       =======      =======       =====

BALANCE SHEET                                         1999        1998         1997          1996         1995
                                                      ----        ----         ----          ----         ----

Working Capital                                     $5,676       $6,573       $10,307      $27,008     $29,904

Total Assets                                        22,853       26,827        31,665       54,028      64,916

Long-Term Debt                                       9,072        8,755         7,440       15,554      14,906

Total Shareholders Equity                           $6,377       $8,671       $14,034      $29,214     $32,620


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
During the past two years, the Company has been significantly restructured to focus on wireless communications and the LMR markets. In 1999, these actions were largely completed with the sale of all remaining commercial real estate holdings and the Company's electronic components product line.

The restructuring actions reduced the Company's revenue base in both 1998 and 1999. In response, the Company has reduced all operating expenses and employment. As a result, the gross profit margin percentage has improved significantly from 1998 to 1999, and operating expenses have declined by 28%. Interest expense increased 35% from the previous year as the Company utilized its revolving credit facility for operating cash requirements.

In March 2000, the Company completed aggressive initiatives for revenue growth and to further reduce manufacturing overhead. For revenue growth, the Company completed the acquisition of certain private radio communications products from Uniden America Corporation. In addition, the Company has been organized into two distinct business units and recruited two seasoned and successful LMR executives to lead aggressive growth campaigns in each. Tom Morrow, Senior Vice President of sales and marketing will be in charge of the government and public safety business while Scott Henderson will lead the commercial/business/industrial business.

To further reduce manufacturing overhead and improve margins, the Company executed an agreement to out-source a portion of its manufacturing activities to a contract manufacturer. Under this agreement, the contract manufacturer employed approximately 69 of the Company's direct manufacturing workforce and purchase approximately $2.4 million of the Company's related raw material inventory. Also, the Company has sold its 144,000 square foot facility in W. Melbourne Florida. The Company will lease reduced square footage nearby at a substantially lower cost.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

General - Continued
R&D spending in 1999 was reduced from the previous year as the Company's new product initiatives were largely completed. The Company's development of digital products that are compliant with the APCO25 standard is continuing and is expected to be completed during 2000.

Results Of Operations
As an aid to understanding the Company's operating results, the following table shows items from the consolidated statement of operations expressed as a percent of sales:

                             Percent of Net Sales For Year Ended December 31,
                                            1999          1998          1997
                                            ----          ----          ----
Sales                                      100.0%        100.0%         100.0%
Cost of Sales                               74.2          77.4           86.0
                                          ------         -----           ----
Gross Margin                                25.8          22.6           14.0
Selling, General, and
 Administrative Expenses                   (33.5)        (33.4)         (26.7)
Restructuring Charge                           -             -           (4.1)
Impairment Loss                                -          (3.3)             -
Interest Expense                            (4.8)         (2.7)          (2.0)
Other Income Expense                         2.3            .2             .9
                                          ------         -----          -----
Pretax Loss
 from Continuing Operations                (10.2)        (16.6)         (17.9)
Income Tax Expense                             -             -          ( 8.5)
                                          ------         -----          -----
Loss
 from Continuing Operations               (10.2%)        (16.6%)        (26.4%)
                                          ======         ======         =====

Fiscal Year 1999 Compared With Fiscal Year 1998

Net Sales
Net Sales for the year ended December 31, 1999 decreased $7.1 million or 24.1% from the prior year. Of the total decrease, $2.3 million is attributed to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Fiscal Year 1999 Compared With Fiscal Year 1998 - Continued
Net Sales - Continued

LMR products, while $4.8 million is attributed to businesses and product lines that have been sold or discontinued.

The decreases reflect the Company's strategy to focus on wireless businesses and to exit or discontinue products and businesses that do not fit this focus or that perform poorly. Specifically, in 1999 the Company sold its electronic components business and the remainder of its commercial real estate holdings. Furthermore, the Company completed it exit from the consumer products and access controls businesses.

Sales of the Company's Bendix King products in 1999 increased $1.3 million (11.2%) compared to the previous year. This increase was due primarily to the resumption of shipments to the U.S. Army. During 1998, the Army did not take any product shipments from the Company because of its high product inventory levels at that time.

Sales of the Company's RELM products decreased $3.6 million (45.2%) compared to the previous year. This decrease was due in large part to the default of the Company's Brazilian dealer on amounts due to the Company totaling $1.4 million. As a result of the default, the Company discontinued shipments to this dealer. Shipments to this dealer in the previous year totaled approximately $2.1 million. The decline in RELM sales are also indicative of the Company's aging product designs in this segment. The Company's strategy is to modernize and broaden its product offerings through acquisitions and alliances (see disclosure of Uniden acquisition).

Cost of Sales
Cost of Sales as a percent of net sales for the year ended December 31, 1999 decreased to 74.2% from 77.4% in the prior year. This decrease was primarily the result of the Company's focus on higher margin LMR products and discontinuing other less profitable products and product lines.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Fiscal Year 1999 Compared With Fiscal Year 1998 - Continued

Cost of Sales--Continued

Furthermore, a larger percentage of the Company's total LMR net sales were in higher margin Bendix King products. Additionally, the Company has negotiated more favorable pricing and terms from major suppliers, particularly those in the Pacific Rim. Also, 1999 was the Company's first full year of operations after the implementation of a Company-wide quality program. This program has been instrumental in first-pass yield improvements and cost reductions.

In continuing to respond to the lower shipments and manufacturing volumes, employment and manufacturing support expenses were significantly reduced during the year. The number of employees decreased by 31, while approximately $912,000 of expenses was trimmed. The Company has sold its Florida facility and has leased reduced square footage at a nearby location. Also, the Company has out-source a portion of its manufacturing activities to a contract manufacturer. The Company believes that these actions will further reduce costs and improve margin performance.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 1999, SG&A expenses totaled $7.5 million or 33.5% of net sales compared with $9.9 million or 33.4% for the prior year. As a result of the Company's restructuring and the sale or discontinuation of certain businesses and product lines, 16 employees and approximately $1.2 million in expenses were eliminated from the SG&A cost structure. R&D spending, was reduced 794,000 compared to the prior year as the Company's major R&D project were largely completed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Fiscal Year 1999 Compared With Fiscal Year 1998 - Continued

Selling, General and Administrative Expenses--Continued
Legal expenses increased during the year as a result of defending litigation that was brought against the Company. Costs for these actions will likely continue in 2000.

Interest Expense
Interest expense increased $282,000 for the year ended December 31, 1999 to approximately $1,079,000 from approximately $797,000 during the prior year. Due to reduced revenues, the Company increased its borrowing under its revolving credit facility.

Income Taxes
Income taxes represented effective tax rates of 0% for the years ended December 31, 1999 and 1998. These rates are made up primarily of a 34% effective federal tax rate, the respective state tax rates where the Company does business, and changes in valuation allowances related to deferred tax assets. Because the Company believes that it has not met the more-likely-than-not criteria of SFAS No. 109, no tax benefit has been recognized for 1999. The Company has established valuation allowances against net deferred tax assets.


Fiscal Year 1998 Compared With Fiscal Year 1997

Net Sales
Net Sales for the year ended December 31, 1998 decreased $15.8 million or 34.9% from the prior year. Of the total decrease, $11.0 million is attributed to LMR products, $2.2 million to commercial real estate, $1.5 million to digital data communications, $1.0 million to access controls, and $0.1 million to electronic components.

The decreases were reflective of the Company's strategy to exit non-LMR businesses and to discontinue products and lines that were inadequately profitable. Specifically, the Company sold its digital data communications

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Fiscal Year 1998 Compared With Fiscal Year 1997 - Continued

Net Sales--Continued
business and exited from the access controls and consumer electronics businesses. LMR sales were impacted by the lack of shipments to the U.S. Army. Throughout the year the U. S. Army had inventory quantities that were sufficient to meet its users' requirements. Its inventory was depleted to reorder points late in the year.

In the fourth quarter of 1998, the Company introduced its new Bendix King "Gold Series" radio. This radio has been favorably reviewed by its customers, which are primarily public safety and government entities such as the U. S. Forestry Service.

During the prior year, as the Company continued its strategy to exit the commercial real estate business, most of its remaining real estate holdings were sold. Several additional holdings were sold in 1998, although substantially less than in 1997. The selling price of the real estate was approximately the same as its book value.

Cost of Sales
Cost of Sales as a percent of net sales for the year ended December 31, 1998 decreased to 77.4% from 86.0% in the prior year. This decrease was primarily the result of the Company's focus on higher margin LMR products and discontinuing other less profitable products and product lines. Additionally, under the direction of David Storey, Executive Vice President and COO, the Company negotiated more favorable pricing and terms from major suppliers, particularly those in the Pacific Rim. Additionally, Mr. Storey spearheaded the implementation of a comprehensive, Company-wide quality program that has resulted in first-pass yield improvements and cost reductions.

In responding to the lower manufacturing volumes, employment and manufacturing support expenses were significantly reduced during the year. The number of employees decreased by 69, while $1.5 million of expenses was trimmed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Fiscal Year 1998 Compared With Fiscal Year 1997 - Continued

Selling, General and Administrative Expenses
Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 1998, SG&A expenses totaled $9.9 million or 33.4% of net sales compared with $12.1 million or 26.7% for the prior year. As a result of the Company's restructuring, 37 employees and $3.8 million in expenses were eliminated from the SG&A cost structure. R&D spending, however, was approximately $1.5 million higher than normal levels in order to complete critical product development projects. Also impacting SG&A expenses was a $1.4 million allowance for doubtful accounts for the amounts that are owed to the Company from Chatral, its Brazilian dealer.

Interest Expense
Interest expense decreased $135,000 for the year ended December 31, 1998 to approximately $797,000 from approximately $932,000 during the prior year. Cash flows from the previous sales of discontinued operations resulted in overall lower debt levels during the year.

Income Taxes
Income taxes represented effective tax rates of 0% and 47.8%, for the years ended December 31, 1998 and 1997, respectively. These rates are made up primarily of a 34% effective federal tax rate, the respective state tax rates where the Company does business, and changes in valuation allowances related to deferred tax assets. Because the Company believe that it has not met the more-likely-than-not criteria of SFAS No. 109, no tax benefit provision was recognized for 1998. In the prior year, the Company established valuation allowances against net deferred tax assets.

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

Fiscal Year 1998 Compared With Fiscal Year 1997 - Continued

Discontinued Operations - Continued
professionals to estimate the related liabilities and established reserves accordingly during the prior year.

In 1998, the Company, with the guidance of risk management consultants, analyzed all remaining liabilities and negotiated a contract under which the insurance carrier assumes all of the remaining workers compensation liabilities. In connection with the analysis and contract, the Company recognized an additional $725,000 of expenses.

Year 2000 Discussion

General
The Company completed year 2000 readiness procedures during 1999. The Company has not experienced any material adverse impact from any issue related to the year 2000. Total aggregate cost to complete the year 2000 readiness was approximately $25,000.

Internal Company Systems
The Company implemented a new enterprise-wide information system in 1997. The current release of this software is year 2000 compliant. The Company implemented the current release. Costs associated with the upgrade were approximately $20,000 and were recognized as they were incurred. It is the Company's policy to utilize the most current releases of software. The aforementioned upgrade would have been performed regardless of the year 2000 issue. No other information technology projects were impacted by the upgrade.

Third Party Relationships
The Company has material relationships with certain suppliers and customers. Generally, suppliers provide components that are necessary to manufacture a finished product. The Company's products are sold primarily to dealers and distributors who resell to end-users. The Company determined the state of readiness of material third parties through the use of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Third Party Relationships - Continued
questionnaires. Other than the U. S. Government, no single customer represents a significant portion (greater than 10%) of the Company's sales. The cost of administering the questionnaire program was less than $5,000. The Company has not experienced any material adverse impact from supplier or customer issues related to the year 2000.

Dividends

No cash dividends were paid with respect to the Company's common stock during the past five years. The Company intends to retain its earnings to fund growth and, therefore, does not intend to pay dividends in the foreseeable future.

Liquidity and Capital Resources
On December 31, 1999, the Company had working capital totaling $5.7 million, a decrease of $900,000 from December 31, 1998. This decrease was primarily the result of reduced product revenues and the payment of accrued expenses..

The Company has a $7 million revolving line of credit. As of December 31, 1999, unused credit on this line was approximately $2.4 million. As of December 31, 1999, the Company was in violation of certain financial covenants on this facility. In March of 2000, the lender amended the credit agreement to cure the violation effective December 31, 1999.

Capital expenditures for the year ended December 31, 1999, were $681,000 These expenditures were primarily for tooling required to manufacture new products and for manufacturing and test equipment. Capital expenditures for 2000 are expected to be approximately $1.0 million. These expenditures will support the manufacturing of the Company's two new product families and will upgrade old, obsolete equipment. As a result of out-souring a portion of its manufacturing activities, equipment with a net book value of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued approximately $1.1 million will be sold. The current credit line agreement contains capital expenditure restrictions. The Company believes that the restrictions will not impact the execution of its capital investment plans. The Company anticipates that capital expenditures will be funded through operating cash flow and financing sources.

On March 16 2000, the Company sold $3.25 million of convertible subordinated debt. The proceeds from this offering were used to purchase the Uniden assets (see disclosure of Uniden acquisition) and to satisfy the Company's delinquent mortgage obligation (see note 16 of notes to consolidated financial statements). Remaining proceeds will be utilized for working capital requirements.

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

Liquidity and Capital Resources - Continued statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has been subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under a mortgage of its primary operating facility. The Company had entered into an interest rate swap to reduce its exposure to such fluctuations. Under this arrangement, the Company converted its variable LIBOR-rate mortgage into a mortgage with a fixed rate of 8.85%. As of December 31, 1999, the amount outstanding on the mortgage was approximately $3.7 million. In March 2000, the Company completed the sale of its West Melbourne Facility and satisfied its obligations under the terms of the mortgage and the related interest rate swap contract (see note 16 of notes to consolidated financial statements).

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by this item are contained in pages F-1 through F-22 of this report.

                            Relm Wireless Corporation

                        Consolidated Financial Statements


                  Years ended December 31, 1999, 1998 and 1997




                                    Contents

Report of Independent Certified Public Accountants.......................F-2

Consolidated Financial Statements

Consolidated Balance Sheets..............................................F-3
Consolidated Statements of  Operations...................................F-5
Consolidated Statements of  Stockholders' Equity.........................F-6
Consolidated Statements of Cash Flows....................................F-7
Notes to Consolidated Financial Statements...............................F-8

                                Ernst & Young LLP



               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP
Orlando, Florida
February 18, 2000 except for Notes 4 and 16
as to which the date is March 24, 2000

                            Relm Wireless Corporation

                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                                        December 31
                                                                                  1999              1998
                                                                                ---------------------------
Assets
Current assets:
   Cash and cash equivalents                                                    $         1        $    464
   Accounts receivable (net of allowance for doubtful accounts of $1,672
     in 1999 and $1,565 in 1998)                                                      1,966           3,498
   Inventories                                                                       10,211          10,566
   Notes receivable                                                                     400             400
   Prepaid expenses and other current assets                                            501             239
   Investment securities--trading                                                         1             749
   Real estate investments held for sale                                                  -              58
                                                                                ---------------------------
Total Current Assets                                                                 13,080          15,974

Property, plant and equipment:
   Land                                                                                 233             233
   Buildings and improvements                                                         4,183           4,183
   Machinery and equipment                                                           10,358           9,736
   Accumulated depreciation                                                          (6,750)         (5,323)
                                                                                ---------------------------
                                                                                      8,024           8,829

Notes receivable, less current portion                                                1,295           1,695
Other assets                                                                            454             329
                                                                                ---------------------------
Total assets                                                                    $    22,853        $ 26,827
                                                                                ===========================

See accompanying notes.

                            Relm Wireless Corporation

                        (In Thousands, Except Share Data)


                                                                                       December 31
                                                                                 1999              1998
                                                                                ---------------------------
Liabilities and stockholders' equity current liabilities:
   Current maturities of long-term liabilities                                  $    1,807         $  1,355
   Accounts payable                                                                  4,447            4,617
   Accrued compensation and related taxes                                              514            2,547
   Accrued expenses and other current liabilities                                      636              704
   Accrued restructuring liability                                                       -              178
                                                                                ---------------------------
Total current liabilities                                                            7,404            9,401

Long-term liabilities, less amounts classified as current liabilities:
  Loans, notes and mortgages                                                         8,281            7,313
  Capital lease obligations                                                            791            1,442
                                                                                ---------------------------
                                                                                     9,072            8,755

Stockholders' equity:
   Common stock; $.60 par value; 10,000,000 authorized shares: issued and outstanding shares 5,090,405 at December 31, 1999 and 5,046,416 at
     December 31, 1998                                                               3,053            3,027
   Additional paid-in capital                                                       20,195           20,221
   Accumulated deficit                                                             (16,871)         (14,577)
                                                                                ---------------------------
Total stockholders' equity                                                           6,377            8,671

                                                                                ---------------------------
Total liabilities and stockholders' equity                                      $   22,853         $ 26,827
                                                                                ===========================


See accompanying notes.

                            Relm Wireless Corporation

                      Consolidated Statements of Operations
                        (In Thousands, Except Share Data)

                                                                          Year ended December 31
                                                                  1999             1998              1997
                                                               -------------------------------------------
Sales                                                           $ 22,404          $ 29,530       $  45,376
Expenses:
   Cost of products                                               16,618            22,864          39,003
   Selling, general and administrative                             7,508             9,871          12,099
   Impairment loss                                                     -               961               -
   Restructuring charge                                                -                 -           1,872
                                                               -------------------------------------------
Total operating expense                                           24,126            33,696          52,974
                                                               -------------------------------------------

Operating loss                                                    (1,722)           (4,166)         (7,598)
   Other income (expense):
   Interest expense                                               (1,079)             (797)           (932)
   Net gains (losses) on investments                                  49              (132)            158
   Other income                                                      458               188             268
                                                               -------------------------------------------
Total other expense                                                 (572)             (741)           (506)
                                                               -------------------------------------------
Loss from continuing operations before income taxes               (2,294)           (4,907)         (8,104)
Income tax expense                                                     -                 -           3,870
                                                               -------------------------------------------
Loss from continuing operations                                   (2,294)           (4,907)        (11,974)

Discontinued operations:
   Loss from discontinued operations net of taxes                      -              (725)           (266)
   Loss on disposal of discontinued segments net of taxes              -                 -          (2,570)
                                                               -------------------------------------------
   Loss on discontinued operations                                     -              (725)         (2,836)

Extraordinary:
   Gain on debt forgiveness                                            -               227               -
                                                               -------------------------------------------
Net loss                                                        $ (2,294)         $ (5,405)      $ (14,810)
                                                               ===========================================

Earnings (loss) per share--basic and diluted:
   Continuing operations                                        $   (.45)         $   (.97)      $   (2.36)
   Discontinued operations                                             -              (.15)           (.56)
   Extraordinary                                                       -               .05               -
                                                               -------------------------------------------
Net loss                                                        $   (.45)         $  (1.07)      $   (2.92)
                                                               ===========================================

See accompanying notes.

                            RELM Wireless Corporation

                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)


                                          Common Stock         Additional
                                     ----------------------      Paid-In    Accumulated
                                       Shares       Amount       Capital      Deficit        Total
                                     ------------------------------------------------------------------
Balances at January 1, 1997            5,129,150      $3,076      $20,500    $   5,638        29,214
   Purchase of common stock              (93,371)        (55)        (315)           -          (370)
   Net loss                                  -             -            -      (14,810)      (14,810)
                                     ------------------------------------------------------------------
Balances at December 31, 1997          5,035,779       3,021       20,185       (9,172)       14,034
   Sale of common stock                   10,637           6           36            -            42
   Net loss                                    -           -            -       (5,405)       (5,405)
                                     ------------------------------------------------------------------
Balances at December 31, 1998          5,046,416       3,027       20,221      (14,577)        8,671
   Other                                  43,989          26          (26)           -             -
   Net loss                                    -           -            -       (2,294)       (2,294)
                                     ------------------------------------------------------------------
Balances at December 31, 1999          5,090,405      $3,053      $20,195     $(16,871)     $  6,377
                                     ==================================================================


See accompanying notes.

                           RELM Wireless Corporation

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                             Year ended December 31
                                                                     1999             1998           1997
                                                              -------------------------------------------------
Cash flows from operating activities
Net loss                                                        $ (2,294)         $ (5,405)       $ (14,810)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                 1,497             1,344            1,796
     Net (gain) loss on investment securities                        (49)              132             (158)
     Valuation allowance on real estate                                -               961                -
     (Gain) loss on disposal of assets                              (142)                -            2,570
     Deferred income taxes                                             -                 -            3,870
     Other                                                             -                 -               39
     Changes in current assets and liabilities:
       Accounts receivable                                         1,346             1,881            3,327
       Inventories                                                   100               938            3,508
       Accounts payable                                             (170)            2,682           (2,049)
       Other current assets and liabilities                       (2,665)           (3,361)           1,898
       Real estate investments held for sale                          58               814            2,677
       Discontinued segments - working capital charges
                                                                       -                 -              545
                                                                -------------------------------------------
Cash provided by (used in) operating activities                   (2,319)              (14)           3,213

Cash flows from investing activities
   Purchases of property and equipment                              (681)           (1,368)          (2,694
   Collections on notes receivable                                   400               600                -
   Loans and advances                                                  -               (95)               -
   Net cash from sale of subsidiaries                                525                 -            7,643
   Proceeds from disposals of assets                                  46                 -                -
   Proceeds from sale of investment securities                       797                 -                -
                                                                -------------------------------------------
Cash provided by (used in) investing activities                    1,087              (863)           4,949

Cash flows from financing activities
Repayment of debt and capital lease obligations                   (1,973)           (1,184)          (2,248)
Proceeds from debt                                                 1,880                 -            4,802
Net increase (decrease) in revolving credit lines                    862             2,270          (11,071)
Proceeds from issuance of common stock                                 -                42                -
Retirement of stock                                                    -                 -              (31)
                                                                -------------------------------------------
Cash provided by (used in) financing activities                      769             1,128           (8,548)
                                                                -------------------------------------------

Increase (decrease) in cash                                         (463)              251             (386)
Cash and cash equivalents, beginning of year                         464               213              599
                                                                -------------------------------------------
Cash and cash equivalents, end of year                          $      1          $    464        $     213
                                                                ===========================================

Supplemental disclosure
Interest paid                                                   $  1,079          $    797        $   1,266
Income taxes paid                                                      -                29               12
Capital lease additions                                                -                 -            1,755


See accompanying notes

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1999
                        (In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies

Description of Business

The Company's primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of land mobile radios and base station components and subsystems.

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

Depreciation and amortrization expense on property, plant, and equipment for 1999, 1998 and 1997 was $1,497, $1,344 and $1,220, respectively.

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

Revenue Recognition

Sales revenue is recognized as goods are shipped.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries in which it owns 80% or more of the outstanding capital stock. The Company follows the liability method of accounting for income taxes.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivables and investments. The Company places its cash, cash equivalents, and investments in accounts with major financial institutions. Concentrations of credit risk with respect to accounts receivable are generally diversified due to the large number of customers comprising the Company's customer base. Accordingly, the Company believes that its accounts receivable credit risk exposure is limited.

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

Fair Value of Financial Instruments

The Company's management believes the carry amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial instruments. The fair value of notes receivable and short-term and long-term debt approximates market, as the interest rates on these financial instruments are market rates. The Company has entered into an interest rate swap to reduce exposure to interest rate fluctuations on its long-term mortgage debt. The interest differential from the swap is recorded as interest expense as incurred.

Advertising Costs

The cost for advertising is expensed as incurred. The total advertising expense for 1999, 1998 and 1997 was $133, $241 and $456, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for 1999, 1998 and 1997 are research and development costs of $1,483, $2,277 and $5,466, respectively.

Stock Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income and its components in its financial statements. The Company does not have any significant components of other comprehensive income to be reported under SFAS No. 130. Total comprehensive income (loss) is equal to the net income (loss) reported in the financial statements.

Business Segments

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting segment information and information about products and services, geographic areas, and major customers. The Company has only one reportable business segment

Impact of Recently Issued Accounting Standard
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will be required to implement SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

Inventory which is presented net of the allowance for obsolete and slow moving inventory consisted of the following:



                                                                                 December 31
                                                                             1999            1998
                                                                       --------------------------------
         Finished goods                                                   $ 5,065         $  4,641
         Work in process                                                    1,645            1,945
         Raw materials                                                      3,501            3,980
                                                                       --------------------------------
                                                                          $10,211          $10,566
                                                                       --------------------------------


The allowance for obsolete and slow moving inventory is as follows:


                                                                    Year ended December 31
                                                            1999             1998            1997
                                                     --------------------------------------------------
         Balance, beginning of year                       $1,985           $2,805           $  850
           Charged to cost of sales                          (12)             137            2,572
           Disposal of inventory                             (39)            (957)            (617)
                                                     --------------------------------------------------
         Balance, end of year                             $1,934           $1,985           $2,805
                                                     ==================================================


3. Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:



                                                                    Year ended December 31
                                                            1999             1998              1997
                                                     --------------------------------------------------

         Balance, beginning of period                   $  1,565          $   133              $165
           Provision for doubtful accounts                   176            1,514               140
           Uncollectible accounts written off                (69)             (82)             (147)
           Discontinued operations                             -                -               (25)
                                                     --------------------------------------------------
         Balance, end of period                           $1,672          $ 1,565              $133
                                                     ==================================================

4. Debt
Debt consists of the following:



                                                                                           December 31
                                                                                    1999              1998
                                                                                -----------------------------
Line of credit.                                                                  $  4,632       $    3,770
Note payable to bank, secured by real estate, with monthly payments of $24 plus interest at 8.85% through August 2012. This note was paid in full
   on March 24, 2000. See Note 16.                                                  3,666            3,905
Notes payable to finance company, secured by surety bond, with monthly
   payments of $61 including interest at 6.04% through July 2001.                   1,048                -
Notes payable to a third party.                                                        -               400

                                                                                -----------------------------
Total debt                                                                          9,346            8,075
Amounts classified as current liabilities                                          (1,065)            (762)
                                                                                -----------------------------
Long-term debt                                                                  $   8,281         $  7,313
                                                                                =============================


On February 26, 1999, the Company refinanced its revolving credit facility. The new credit agreement, which was amended for the third time on March 24, 2000, provides for a maximum line of credit of $7,000 reduced by outstanding letters of credit. Included in the $7,000 line is a $500 term loan with monthly principal payments of $8 which commenced on April 1, 1999. The term loan has a balance of $425 at December 31, 1999. Interest on the unpaid principal balance accrues at the prime rate (8.50% at December 31, 1999) plus 1.25%. There is an annual fee of .25% on the line. The credit agreement requires, among other things, maintenance of financial ratios and limits certain expenditures. The line of credit is secured by substantially all of the Company's non-real estate assets and expires on February 26, 2002. At December 31, 1999 and 1998, the Company had $2,368 and $3,230 of availability on the revolving credit facility.

The Company has entered into an interest rate swap related to its $3,666 note to reduce exposure to interest rate fluctuations. Under this arrangement, the Company converted the variable LIBOR-rate debt into 8.85% fixed-rate debt (see note 16).

On November 17, 1998, an agreement was reached with the third party debtor whereby principal and interest of $227 was forgiven and a new agreement for $500 was signed. The agreement required interest free monthly payments of $50. This debt was paid in full in 1999. The gain on debt forgiveness is classified as an extraordinary item in the 1998 statement of operations.

Maturities of long-term debt for years succeeding December 31, 1999 are as follows:



         2000                                                                                $   1,065
         2001                                                                                      807
         2002                                                                                    4,719
         2003                                                                                      288
         2004                                                                                      288
         Thereafter                                                                              2,179
                                                                                             ---------
                                                                                                $9,346
                                                                                             =========

5. Leases

The Company occupied certain properties under long-term operating leases, which expire at various dates. Certain of these operating leases were assumed by the buyers of the Company's paper and specialty manufacturing businesses, which were sold in 1997. The Company recorded charges of $345 in 1997 related to the abandonment of certain leases and the write-off of leasehold improvements. Total rental expenses for all operating leases for 1999, 1998 and 1997 were $280, $220 and $397, respectively (see note 16).

Property, plant and equipment includes equipment purchased under capital leases at December 31 as follows:


                                                                               1999              1998
                                                                       ------------------------------------
         Cost                                                                 $3,672           $3,672
         Accumulated depreciation                                             (2,197)          (1,671)
                                                                       ------------------------------------
                                                                              $1,475           $2,001
                                                                       ====================================


Amortization of equipment under capital leases is included in depreciation expense.

At December 31, 1999, the future minimum payments for the capital leases are as follows:


         2000                                                                                   $  873
         2001                                                                                      593
         2002                                                                                      249
                                                                                           -------------
         Total minimum lease payments                                                            1,715
         Less amounts representing interest                                                       (182)
                                                                                           -------------
         Present value of net minimum lease payments                                             1,533
         Less current maturities                                                                  (742)
                                                                                           -------------
         Long-term obligations under capital-leases                                              $ 791
                                                                                           =============

6. Income Taxes

The provision for income taxes consists of the following:


                                                            1999             1998              1997
                                                        -----------------------------------------------
         Current:
            Federal                                       $       -         $       -         $     -
            State                                                 -                 -               -
                                                        -----------------------------------------------
                                                                  -                 -               -
         Deferred:
            Federal                                               -                 -           3,309
            State                                                 -                 -             561
                                                        -----------------------------------------------
                                                                  -                 -           3,870
                                                        -----------------------------------------------
                                                          $       -         $       -          $3,870
                                                        ===============================================


The components of consolidated income taxes (benefit) for the years ended December 31 are as follows:


                                                            1999             1998              1997
                                                        -----------------------------------------------
         Federal income taxes (benefit) at statutory
            rates                                          (34.0)%           (34.0)%           (34.0)%
         State income taxes (benefit) net of federal
            income tax benefit                              (3.6)             (3.6)              (3.5)
         Change in valuation allowance                      37.2              37.6               86.0
         Permanent differences and other                     0.4                 -               (0.7)
                                                        -----------------------------------------------
         Effective income tax rate                             -%                -%              47.8%
                                                        ===============================================

The deferred tax effect of temporary differences between financial and tax reporting at December 31 is as follows:

                                                      1999             1998
                                                 -----------------------------
         Deferred tax assets:
            Operating loss carryovers               $12,042           $9,589
            Tax credits                                  49               49
            Asset reserves:
              Bad debts                                 629              589
              Inventory reserve                         737              940
              Inventory capitalization                  128              128
              Real estate sales                           -              740
            Accrued expenses:
              Compensated absences                      100              100
              Health insurance claims                     -              707
              Restructuring accrual                      21               67
              All other                                  87              105
            Valuation allowances                    (13,066)         (12,212)
                                                 -----------------------------
                                                        727              802
         Deferred tax liabilities:
            Depreciation                               (727)            (727)
            Unrealized capital gain                       -              (75)
                                                 -----------------------------
         Net deferred tax assets                    $     -           $    -
                                                 =============================

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and does not believe it has met the more likely than not criteria; therefore, the Company has established a valuation allowance in the amount of $13,066 in 1999 and $12,212 in 1998 against its net deferred tax assets.

Part of the federal loss carryforward is attributed to the prior operation of the wireless electronic subsidiary. This loss carryforward is limited to a tax benefit of approximately $320 per year. If unused, the federal and state tax loss carryforward benefit (at current rates) expires in the following years:
2004--$1,177; 2005--$1,436; 2006--$363; 2009--$5; 2010--$81; 2011--$459;
2012--$2,667; 2018--$3,401; 2019--$2,453.

7. Earnings (Loss) Per Share

The following table sets the computation of basic and diluted earnings (loss) per share from continuing operations:


                                                                          Year ended December 31
                                                                    1999            1998              1997
                                                             --------------------------------------------------
Numerator:
   Net loss (numerator for basic and diluted earnings
     per share)                                                 $   (2,294)     $     (4,907)    $    (11,974)
                                                             --------------------------------------------------

Denominator:
   Denominator for basic and diluted earnings per
     share-weighted average shares                               5,090,405         5,045,459        5,076,438
                                                             ==================================================

Basic earnings (loss) per share                                 $     (.45)     $       (.97)      $    (2.36)
                                                             ==================================================

Diluted earnings (loss) per share                               $     (.45)     $       (.97)      $   (2.36)
                                                             ==================================================


Shares related to options are not included in the computation of earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

8. Stock Option and Other Stock Plans

The Company has two plans whereby eligible officers, directors and employees can be granted options for future purchases of Company common stock at the market price on the grant date. The options, if not exercised within five-year or ten-year periods, expire. Other conditions and terms apply to stock option plans.

The following is a summary of all stock option plans:


                                                                Shares
                                                                Under            Option       Weighted Average
                                                                Option       Price Per Share   Exercise Price
                                                              --------------------------------------------------
Balance at December 31, 1996                                     277,658       $3.61-$6.88          $4.90
   Options granted                                               130,000         4.06-6.25           5.74
   Options expired or terminated                                (114,135)        3.61-6.88           4.97
                                                              --------------
Balance at December 31, 1997                                     293,523         4.00-6.88           5.28
   Options granted                                               190,000         3.06-3.50           3.20
   Options exercised                                             (10,637)          4.00              4.00
   Options expired or terminated                                 (44,907)        3.06-6.88           5.94
                                                              --------------
Balance at December 31, 1998                                     427,979         3.06-6.88           4.46
   Options granted                                               495,000         1.50-4.25           3.08
   Options expired or terminated                                (171,313)        3.50-6.88           4.34
                                                              -----------------------------
Balance at December 31, 1999                                     751,666       $1.50-$6.25           3.54
                                                              =============================

Exercisable at December 31, 1999                                 155,000       $1.50-$6.25           4.23
                                                              =============================

The weighted average contractual life of stock options outstanding was 8.5 and
2.7 years at December 31, 1999 and 1998, respectively.

At December 31, 1999, 948,334 of unissued options were available under the two plans.

Pro forma information regarding net income or loss is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using the Black-Scholes option-pricing model minimum value method with the following weighted-average assumptions for 1999, 1998 and 1997: expected volatility of 90% (1999), 59% (1998) and 44% (1997); risk-free interest rate of 6%; dividend yield of 0%; and a weighted-average expected life of the options of
3.5 years.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options' vesting period. The Company's pro forma net loss for 1999, 1998 and 1997 was $2,545, $5,520 and $14,835, respectively, or $50, $1.09 and $2.92, respectively, per share. The proforma net loss reflects only options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS Statement No. 123 is not reflected in the proforma net loss amounts because compensation cost is reflected over the vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered. The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.08, $1.63 and $2.41, respectively. The option price equaled the market price on the date of grant for all options granted in 1999, 1998 and 1997.

9. Significant Customers

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows:

                                                            1999             1998              1997
                                                      ------------------------------------------------------
         U.S. government                                     26%               24%              32%
         Foreign markets                                     .7                 9               10


10. Pension Plans

The Company sponsors a participant contributory retirement (401k) plan, which is available to all employees. The Company's contributions to the plan is either a percentage of the participants salary (50% of the participants' contributions up to a maximum of 6%) or a discretionary amount. Total contributions made by the Company were $109, $137 and $248 for 1999, 1998 and 1997, respectively.

The Company participated in a multi-employer pension plan through June 16, 1997, the date of sale of its paper manufacturing business. The plan provides defined benefits for those employees covered by two collective bargaining agreements. Contributions for employees are based on hours worked at rates set in the bargaining agreements. If the Company curtailed employment or withdrew from the multi-employer plans, a withdraw liability may be incurred. The buyer of the paper manufacturing business agreed to assume such withdrawal liability, if any. The Company agreed to be secondarily liable if the buyer withdraws from the plan through June 16, 2002. The amount of such liability, if any, cannot presently be determined. Total amounts charged to pension expense and contributed to the multi-employer plan were $70 for 1997.

11. Related Party Transactions

The specialty-manufacturing subsidiary leased its manufacturing and office facility from a corporation controlled by an officer of the Company. This subsidiary was sold on June 4, 1997. Rental payments under this lease were approximately $88 for the period January 1, 1997 through the sale date.

During 1997, the Company's commercial real estate subsidiary sold real estate to an entity that was controlled by the Company's principal shareholder for $1,733. As part of the sale, unsecured notes receivables were established totaling $200. These notes plus interest at 7% were paid in 1998. During 1998, the Company's commercial real estate subsidiary sold real estate to an entity that was controlled by the Company's principal shareholder for $1,056 cash.

12. Restructuring

In 1997, the Company recorded a $1,872 charge related to restructuring. The restructuring consisted of consolidating operations and reducing operating expenses. In consolidating operations, the Company accrued $446 related to the closing of a research and development facility in Indiana and $1,426 relating to the termination of both factory and support employees in Indiana and Florida. In 1998, the Company reduced the liability by $1,694 for lease and severance payments. The remaining liability of $178 at December 31, 1998 related to the remaining lease payments on the Indiana facility. During 1999, the Company completed its transactions related to the restructuring and reduced the liability to zero.

13. Real Estate Assets Held for Sale

The Company sold its remaining real estate assets that were being held for sale during the first and second quarters of 1999. The real estate assets included subdivided units of commercial land, completed residential properties, and commercial properties, and were presented net of valuation allowances of $1,966 at December 31, 1998. The real estate valuation allowance was composed of the following:


                                                                     Year ended December 31
                                                            1999             1998              1997
                                                     ------------------------------------------------------
         Balances, beginning of period                      $1,966            $1,005            $2,920
           Provision for impairment loses                        -               961                 -
           Reduction due to sales                           (1,966)                -            (1,915)
                                                     ------------------------------------------------------
         Balance, end of period                             $    0            $1,966           $ 1,005
                                                     ======================================================

The summarized results of operations of the real estate business are as follows:

                                                                    Year ended December 31
                                                            1999             1998              1997
                                                     ------------------------------------------------------
         Sales                                               $ 908           $ 1,805          $ 3,937
         Cost of sales                                         (58)             (851)          (4,006)
         Impairment loss                                         -              (961)               -
         Selling, general and administrative expenses          (60)             (100)            (522)
                                                     ------------------------------------------------------
         Operating income (loss)                             $(790)           $ (107)          $ (591)
                                                     ======================================================

14. Discontinued Operations

Paper Manufacturing

On June 16, 1997, the Company sold the assets and certain liabilities of its paper manufacturing business, Fort Orange Paper Co., Inc. (Fort Orange), to the former president of Fort Orange. The purchase price totaled $8,619 and consisted of cash of $6,219 and a note for $2,400. A loss of $2,084 was recorded on the transaction. The note, which totaled $1,600 and $2,000 at December 31, 1999 and 1998, respectively, is receivable over five years in annual payments of $400 for the first four years and $800 in the final year and is secured by the assets of Fort Orange. Interest at 11.5% is receivable quarterly. Summarized results of Fort Orange's discontinued operations for 1997 were as follows:

         Net revenues                                                  $10,335
         Operating loss                                                   (415)
         Net income from discontinued operations                           335

Specialty Manufacturing

In December 1996, the Company agreed in principal to sell its specialty manufacturing business, Allister Manufacturing Company, Inc. (Allister), to an officer and director of the Company. The sale, which was conditional upon the buyer obtaining the necessary financing, was finalized on June 4, 1997 for a total purchase price of approximately $1,946 including cash of $1,592 and the assignment of approximately 83,000 shares of common stock of the Company. The book value of the net assets sold were $2,432 at the date of sale. A loss on the sale of $1,832 was recorded in 1996 and an additional loss on sale of $486 was recorded in 1997. Summarized results of Allister's discontinued operations for 1997 were as follows:

         Net revenues                                                   $4,332
         Operating profit                                                   69
         Net income from discontinued operations                            69

RXD, Inc.

During the third quarter of 1999, the Company sold the assets associated with its subsidiary, RXD, Inc. (RXD), for $525. The assets sold included accounts receivable and inventory valued at $186 and $255, respectively. The gain recorded from the sale is $84 and is included in other income in the statement of operations. The Company's sales for 1999, 1998 and 1997 includes approximately $910, $1,710 and $1,420 of sales generated by RXD.

15. Contingent Liabilities

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental, and other matters.

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

Counter Claims

In February 1999, the Company initiated collection and legal proceedings against its Brazilian dealer, Chatral, for failure fo pay for 1998 product shipments totaling $1,400. On December 8, 1999, Chatral filed a counter claim against the Company that alleges damages totaling $8,000 as a result of the Company's discontinuation of shipments to Chatral.

In June 1999, the Company initiated collection and legal proceedings against TAD Radio Inc. (TAD) for failure to pay for product shipments totaling $108. On December 30, 1999, TAD filed a claim against the Company for damages estimated to be $400. Generally, the plaintiff contends unfair and malicious conduct in product sales and warranty claim matters. As a result, the plaintiff alleges loss of profits, goodwill, and market share.

Although the Company and its counsel believe the Company has defenses of merit, the outcome of these actions are uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.

16. Subsequent Events

Acquisition of Uniden Land Mobile Radio Products

On March 13, 2000, the Company completed the acquisition of certain private radio communications products from Uniden America Corporation (Uniden) for approximately $1,800. Under the terms of the transaction, the Company acquired certain land mobile radio inventory, certain non-exclusive intellectual property rights, and assumed responsibility for service and technical support. Uniden will continue to provide manufacturing support for certain Uniden land mobile radio products, which will be marketed by the Company.

Private Placement

On March 16, 2000, the Company completed the private placement of $3,250 million of convertible subordinated notes. The notes earn interest at 8% per annum, are convertible at $3.25 per share, and are due on December 31, 2004. The notes have not been registered under securities laws and may not be sold in the U.S. absent registration or an exemption. Registration rights have been granted to the note holders. Portions of the proceeds from this private placement were used to acquire the Uniden land mobile radio products. The remaining proceeds will be used for working capital purposes, and developing new products.

Sale of West Melbourne, Florida Facility and Completion of Manufacturing
Agreement

On March 24, 2000, the Company completed the sale of its 144,000 square foot facility located in West Melbourne, Florida for $5,600 million. The transaction will result in a gain of approximately $1,200 million and will provide approximately $1,600 million in cash after related expenses and after payoff of the note and satisfaction of the mortgage on the property. The Company will lease approximately 54,000 square feet of comparable space at a nearby location.

The Company has entered into a contract manufacturing agreement for the manufacture of certain land mobile radio subassemblies. Under this agreement, the contract manufacturer employed approximately sixty nine of the Company's direct manufacturing workforce and purchased approximately $2,400 of the Company's raw materials inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of the Shareholders.

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

3. Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

          Number                  Exhibit
          ------                  -------
            3(i)     Articles of Incorporation **
            3(ii)    By-Laws **
            4(ii)    8% Convertible Subordinate Promissory Note
           10(a)     1996 Stock Option Plan for Non-Employee Directors *
           10(b)     1997 Stock Option Plan **
           10(c)     Loan and Security Agreement ****
           10(d)     Workers Compensation Close Out Agreement ****
           10(e)     Amendment to Security and Loan Agreement
           10(f)     2nd Amendment to Security and Loan Agreement
           10(g)     3rd Amendment to Security and Loan Agreement
           10(h)     Simmonds Agreement
           10(i)     Contract for Sale of West Melbourne Fl. Real Estate
           10(j)     Sub Lease Agreement
           10(k)     Uniden Asset Purchase Agreement
           10(l)     OEM Uniden Manufacturing Agreement
           10(m)     Uniden ESAS Technology Agreement
           10(n)     Manufacturing Agreement
           10(o)     Transaction Agreement for Real Estate Sale and Contract
                     Manufacturing
           21        Subsidiaries of Registrant ***
           27        Financial Data Schedule
         __________________________________________

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K - Continued

(b) No reports on Form 8-K have been filed during the period ended December 31, 1999 by the Company.

       *Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10K for the year ended December 31, 1996.

       **Incorporated by reference from the Company's report on form 10K for the year ended 31, 1997.

       ***Incorporated by reference from the Company's report on form 10K for the year ended 31, 1998.

       ****Incorporated by reference from the Company's report on form 10Q quarter 1 for the year ended 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:    March 30, 2000                   RELM, INC.

                                          By: /s/ Richard K. Laird
                                             --------------------------------
                                                  Richard K. Laird
                                                  President & C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.

         SIGNATURES                 TITLE                         DATE
         ----------                 -----                         ----

/s/Donald F. U. Goebert         Chairman                     March 30, 2000
----------------------------
Donald F. U. Goebert

/s/Richard K. Laird             President, Chief             March 30, 2000
----------------------------    Executive Officer and
Richard K. Laird                Director


/s/William P. Kelly             Vice President - Finance     March 30, 2000
----------------------------    Secretary
William P. Kelly

/s/Buck Scott                   Director                     March 30, 2000
----------------------------
Buck Scott

/s/James C. Gale                Director                     March 30, 2000
----------------------------
James C. Gale

/s/Robert L. MacDonald          Director                     March 30, 2000
----------------------------
Robert L. MacDonald

/s/Ralph R. Whitney, Jr.        Director                     March 30, 2000
---------------------------
Ralph R. Whitney, Jr.

/s/George N. Benjamin, III       Director                     March 30, 2000
---------------------------
George N. Benjamin, III

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:                       RELM, INC.

                            By:____________________________
                                    Richard K. Laird
                                    President & C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.

         SIGNATURES                 TITLE                          DATE

___________________________         Chairman
Donald F. U. Goebert

___________________________         President and Chief
Richard K. Laird                    Executive Officer and
                                            Director

___________________________         Vice President - Finance
William P. Kelly                    Secretary

___________________________         Director
Buck Scott

___________________________         Director
James C. Gale

___________________________         Director
Robert L. MacDonald

___________________________         Director
Ralph R. Whitney, Jr.

___________________________         Director
George N. Benjamin, III

INDEX
         Number                           Exhibit
         ------                           -------
            3(i)         Articles of Incorporation **
           3(ii)        By-Laws **
           4(ii)        8% Convertible Subordinate Promissory Note
           10(a)        1996 Stock Option Plan for Non-Employee Directors *
           10(b)        1997 Stock Option Plan **
           10(c)        Loan and Security Agreement ****
           10(d)        Workers Compensation Close Out Agreement ****
           10(e)        Amendment to Security and Loan Agreement
           10(f)        2nd Amendment to Security and Loan Agreement
           10(g)        3rd Amendment to Security and Loan Agreement
           10(h)        Simmonds Agreement
           10(i)        Contract for Sale of West Melbourne Fl. Real Estate
           10(j)        Sub Lease Agreement
           10(k)        Uniden Asset Purchase Agreement
           10(l)        OEM Uniden Manufacturing Agreement
           10(m)        Uniden ESAS Technology Agreement
           10(n)        Manufacturing Agreement
           10(o)        Transaction Agreement for Real Estate Sale and Contract
                        Manufacturing
           21           Subsidiaries of Registrant ***
           27           Financial Data Schedule
           ________________________________________


(b) No reports on Form 8-K have been filed during the period ended December 31, 1999 by the Company.

       *Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10K for the year ended December 31, 1996.

       **Incorporated by reference from the Company's report on form 10K for the year ended 31, 1997.

       ***Incorporated by reference from the Company's report on form 10K for the year ended 31, 1998.

       ****Incorporated by reference from the Company's report on form 10Q quarter 1 for the year ended 31, 1999.