Form 10-K/A
period 1999-12-31
RELM WIRELESS CORP
filed 2000-04-12
CIK 2186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1


(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _____to ________

                          Commission file number 0-7336

                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)


                    NEVADA                                        04-2225121
         (State or other jurisdiction                           (IRS Employer
       of incorporation or organization)                     Identification No.)

7505 Technology Drive, West Melbourne, Florida                      32904
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (407) 984-1414

Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, Relm Wireless Corporation hereby files this Amendment No. 1 on Form 10-K/A to amend and supplement Part IV, Item 14 of its Annual Report on Form 10-K for the year ending December 31, 1999. This Amendment No. 1 to the Registrant's Form 10-K/A is being filed to include complete copies of Exhibits 10(i), 10(k), 10(l), 10(m), and 27, which were inadvertently omitted from the Exhibits filed by the registrant with the Form 10-K on March 30, 2000.

PART IV.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements: See index to the Consolidated Financial Statements on page F-1 hereof.

2. Financial Statement Schedules: All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

    Number         Exhibit
    ------         -------
    3 (i)          Articles of Incorporation **
    3 (ii)         By-Laws **
    4 (ii)         8% Convertible Subordinate Promissory Note
    10 (a)         1996 Stock Option Plan for Non-Employee Directors *
    10 (b)         1997 Stock Option Plan **
    10 (c)         Loan and Security Agreement ****
    10 (d)         Workers Compensation Close Out Agreement ****
    10 (e)         Amendment to Security and Loan Agreement
    10 (f)         2nd Amendment to Security and Loan Agreement
    10 (g)         3rd Amendment to Security and Loan Agreement
    10 (h)         Simmonds Agreement
    10 (i)         Contract for Sale of West Melbourne Fl. Real Estate *****
    10 (j)         Sub Lease Agreement
    10 (k)         Uniden Asset Purchase Agreement *****
    10 (l)         OEM Uniden Manufacturing Agreement *****
    10 (m)         Uniden ESAS Technology Agreement *****
    10 (n)         Manufacturing Agreement
    10 (o)         Transaction Agreement for Real Estate Sale and Contract Manufacturing
    21             Subsidiaries of Registrant ***
    27             Financial Data Schedule *****

* Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10K for the year ended December 31, 1996.

** Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1997.

*** Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1998.

**** Incorporated by reference from the Company's report on form 10Q quarter 1 for the year ended December 31, 1999.

***** Filed pursuant to Amendment #1 to Form 10K for the year ended December 31,
      1999.

(b) No reports on Form 8-K have been filed during the period ended December 31, 1999 by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 RELM WIRELESS CORPORATION
                                        (Registrant)


Date: April       , 2000         By:
            ------                  --------------------------------------------
                                    Richard K. Laird, President, Chief Financial
                                    Officer

INDEX

  Number           Exhibit
  ------           -------
  3 (i)            Articles of Incorporation **
  3 (ii)           By-Laws **
  4 (ii)           8% Convertible Subordinate Promissory Note
  10 (a)           1996 Stock Option Plan for Non-Employee Directors *
  10 (b)           1997 Stock Option Plan **
  10 (c)           Loan and Security Agreement ****
  10 (d)           Workers Compensation Close Out Agreement ****
  10 (e)           Amendment to Security and Loan Agreement
  10 (f)           2nd Amendment to Security and Loan Agreement
  10 (g)           3rd Amendment to Security and Loan Agreement
  10 (h)           Simmonds Agreement
  10 (i)           Contract for Sale of West Melbourne Fl. Real Estate *****
  10 (j)           Sub Lease Agreement
  10 (k)           Uniden Asset Purchase Agreement *****
  10 (l)           OEM Uniden Manufacturing Agreement *****
  10 (m)           Uniden ESAS Technology Agreement *****
  10 (n)           Manufacturing Agreement
  10 (o)           Transaction Agreement for Real Estate Sale and Contract Manufacturing
  21               Subsidiaries of Registrant ***
  27               Financial Data Schedule *****

* Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10K for the year ended December 31, 1996.

** Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1997.

*** Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1998.

**** Incorporated by reference from the Company's report on form 10Q quarter 1 for the year ended December 31, 1999.

***** Filed pursuant to Amendment #1 to Form 10K for the year ended December 3,
      1999.