Form 10-K/A
period 1999-12-31
RELM WIRELESS CORP
filed 2000-05-01
CIK 2186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-2


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:

None.  Part III information contained herein.


================================================================================

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Identification of Directors.



             Name                 Age               Positions and Term of Office                   Directorships
             ----                 ---               ----------------------------                   -------------
Donald F.U. Goebert                63    President, Chester County Fund,  Inc. since 1968;      Investors Insurance
                                         Chairman of the Board of Directors and a Director      Group, Inc.
                                         of the  Company  and its  predecessor  since March
                                         1968; President of the Company's predecessor from
                                         March 1968 to October 1988 and President and CEO
                                         of the Company from April 1993 to December 1997.

Richard K. Laird                   52    President  and CEO of the Company since  December
                                         1997; Executive Vice President and Chief Operating
                                         Officer of Antec Corp. (communications
                                         electronics) from January 1994 to December 1996;
                                         Chairman  and CEO of Keptel Inc. (communications
                                         electronics) 1983 to January 1994. Director since
                                         December 1997.

Buck Scott                         70    Private investor since January 1995; President of
                                         Electrical Energy Enterprises, Inc. from 1991
                                         through 1994. Director of Company and its
                                         predeces or since 1980.

Robert L. MacDonald                72    Retired, Director of Financial Aid Wharton
                                         Graduate Division and Lecturer in Management,
                                         Wharton School, University of Pennsylvania 1953 to
                                         March 1993. Director of Company since February
                                         1991.

Ralph R. Whitney, Jr.              65    President and CEO of Hammond Kennedy Whitney &         IFR  Systems,  Inc.;
                                         Co., Inc. (private investor) since January 1971;       Excel Industries,
                                         Director of Company since January 1992.                Inc.; Baldwin
                                                                                                Technologies Inc.;
                                                                                                Control Devices,
                                                                                                Inc.; Selas
                                                                                                Corporation of
                                                                                                America

James C. Gale                      50    Managing Director of Sanders, Morris and Mundy         Latshaw Enterprises,
                                         from September 1998 to present. Managing Director      Inc.; Premium
                                         of Gruntal & Co., LLC (investment banking and          Research Worldwide
                                         management) from 1991 to September 1998. Director      Ltd.
                                         of Company since October 1993.

George N. Benjamin, III            62    CEO of Keystone Networks since November 1999;
                                         President and CEO of BICC-NA from September
                                         1998 to July 1999; President, BICC Brand-Rex
                                         Co. and Vice President, BICC Cables Corp. from
                                         June 1997 to July 1999; Management Consultant and
                                         Partner in Trig Systems, LLC since July 1987;
                                         President and CEO of Tie Communications, Inc.
                                         from April 1992 to November 1995; Director
                                         since January 1996.


         (b) Identification of Executive Officers.



             Name                 Age               Positions and Term of Office                   Directorships
             ----                 ---               ----------------------------                   -------------
Richard K. Laird                   52    President  and CEO of the Company since  December
                                         1997; Executive Vice President and Chief Operating
                                         Officer of Antec Corp. (communications
                                         electronics) from January 1994 to December 1996;
                                         Chairman and CEO of Keptel  Inc. (communications
                                         electronics) 1983 to January 1994. Director since
                                         December 1997.


William P. Kelly                   43    Vice President Finance and Chief Financial Officer
                                         of the Company since July 1997; Vice  President
                                         Finance and Chief Financial Officer of the
                                         Company's subsidiary RELM  Communications,  Inc.
                                         from October 1995 to June 1997; Financial Director
                                         of Harris Corp. Semiconductor Sector (semiconductor
                                         manufacturer) from January 1993 to
                                         October 1995.


David Storey                       47    Executive Vice President and Chief Operating
                                         Officer of the Company since June 1998; Senior
                                         Vice President of  Manufacturing of Antec Corp.
                                         (communications electronics) from January 1994 to
                                         June 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. These reports are also filed with The NASDAQ. Based on the Company's review of the copies of these reports received by it, and from written representations received from the Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons for the period January 1, 1999 through December 31, 1999 were made on a timely basis except:

       o Richard K. Laird failed to file four Form 4 reports on time which involved one sale transaction in Company common stock in December 1999. The sale transaction of securities was reported on Form 5 in February 2000.

       o William P. Kelly failed to file two Form 4 reports on time which involved two sale transactions in Company common stock in December 1999. The sale transactions of securities were reported on Form 5 in February 2000.

       o David P. Storey failed to file two Form 4 reports on time which involved four sale transactions in Company common stock in December 1999. The sale transactions of securities were reported on Form 5 in February 2000.


Meetings and Committees of the Board of Directors

The Board of Directors has a Compensation Committee and an Audit Committee. The Company does not have an Executive Committee or Nominating Committee. The Board of Directors held five meetings in fiscal 1999 and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he served.

Messrs. Gale and Benjamin served as members of the Compensation Committee during 1999. The primary function of the Compensation Committee is to review and determine compensation for the principal executive officers of the Company. The Compensation Committee also administers the Company's 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors Plan") and the Company's 1997 Stock Option Plan (the "1997 Plan") and grants option awards under those plans. The Compensation Committee did not hold any meetings during 1999.

Messrs. Scott, MacDonald, Whitney and Gale served as members of the Audit Committee during 1999. The primary function of the Audit Committee is to review the scope and results of the annual audit, to monitor internal accounting procedures and to address certain other questions of accounting policy. The Audit Committee held two meetings during 1999.

Compensation of Directors

During 1999, the Company paid to each of its non-employee directors meeting fees of $1,000 for attendance at each Board meeting and $500 for attendance at each meeting of any committee of the Board of Directors which is not held in conjunction with a meeting of the Board. Beginning with the 1997 fiscal year, as a result of approval by the shareholders of the 1996 Director Plan, compensation for non-employee directors was modified to provide for the grant of stock options in lieu of a quarterly retainer for service as a director. Pursuant to the terms of the 1996 Director Plan, beginning in 1997, a grant of a stock option for the purchase of 5,000 shares is made to each non-employee director on the date of each annual meeting of shareholders at which such person is elected or reelected as a director (or if such annual meeting has not been held by June 30 of such year such grant is made as of such June 30 to each such person who has been a non-employee director for at least three months). Such options are granted at an exercise price equal to the fair market value of the Common Stock on the date of grant, become fully exercisable eleven months after the date of the grant or, if earlier, upon a change of control as defined in the 1996 Director Plan and expire five years from the date of the grant or earlier in the event service as a director ceases. Such options were granted to the Company's non-employee directors as of June 30, 1998 at an exercise price of $3.06 per share and as of June 14, 1999 at an exercise price of $2.88 per share.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during each of the last three years to Messrs. Laird, Storey and Kelly, who served as the Company's President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, and Vice President Finance and Chief Financial Officer, respectively, during 1999. No other executive officer of the Company was paid salary and bonus compensation which exceeded $100,000 during 1999 (collectively, the "Named Executive Officers.")


                                                    Annual Compensation                 Long-Term Compensation Awards
                                                    -------------------                 -----------------------------
                                                                                         Number of
                                                                       Other Annual      Securities       All Other
   Name and Principal                     Salary          Bonus        Compensation      Underlying     Compensation
        Position              Year          ($)            ($)            ($)(1)        Options(#)           ($)
        --------              ----          ---            ---            ------        -----------          ---
Richard K. Laird               1999      $200,000           -                -            150,000
President and CEO (2)          1998       232,692           -                -            100,000
                               1997        11,538           -                -            100,000

David P. Storey                1999       227,770           -                -            145,000
Executive Vice President       1998        98,904           -                -            100,000
and                            1997          -              -                -               -
Chief  Operating Officer



William P. Kelly               1999       117,200           -                -             75,000
Vice President Finance         1996       115,535           -                -               -
and Chief Financial            1997        96,746           -                -               -
Officer

--------------------
(1) The named executive officers did not receive any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(2) Under the terms of Mr. Laird's employment, he was granted options under the Company's 1997 Stock Option Plan for the purchase of 100,000 shares of Common Stock upon the commencement of his employment and is to be granted options for additional increments of 50,000 shares six months, twelve months, eighteen months and twenty-four months thereafter. Such options will be granted at the then current market value of the shares. The options granted and to be granted will become exercisable in increments of 25% of the option on the first, second, third and fourth year anniversaries of the date of the grant. In the event of a change in control, as defined in the option agreements, 50% of any otherwise unvested options shall become vested and exercisable. Mr. Laird shall also be eligible to receive a bonus of up to 50% of his salary upon attaining earnings per share and/or share price goals or other performance criteria to be mutually agreed upon with the Board of Directors.

Stock Option Grants

The following table contains information concerning the grant of stock options under the Company's 1997 Stock Option Plan to the executive officers named in the Summary Compensation Table above (the "Named Officers") during 1999.


                              Option Grants in 1999
                                Individual Grants

                                                                                               Potential Realizable
                                                                                                  Value  at Assumed
                          Number of                                                            Annual Rates of Stock
                         Securities      Percent of Total       Exercise                      Price Appreciation for
                         Underlying       Options Granted        or Base                          Option Term (3)
                       Options Granted    to Employees in         Price        Expiration     ----------------------
Name                      (#)(1)              1999               ($/Sh)         Date(2)        5%($)        10%($)
--------------------------------------------------------------------------------------------------------------------
Richard K. Laird          50,000              13.5%              $3.00          03/15/09      $42,000      $ 92,000
                          50,000              13.5%              $2.63          06/01/09      $37,000      $ 81,000
                          50,000              13.5%              $4.25          12/01/09      $59,000      $131,000

David P. Storey          145,000              39.2%              $3.13          08/09/09     $124,000      $278,000

William P. Kelly          75,000              20.3%              $3.13          08/09/09      $64,000      $144,000

-------------------
(1) These are options granted under the 1997 Stock Option Plan. Options with respect to 64,000 shares are incentive stock options ("ISOs") under ss.422 of the Internal Revenue Code of 1986, as amended, and options with respect to 36,000 shares are non-qualified stock options. The options are exercisable with respect to increments of 25% of the optioned shares (prorated among the ISOs and the non-qualified options) as of the first, second, third and fourth anniversaries of the option grant date. These options were granted at fair market value on the date of the grant.

(2) The term of the options is ten (10) years from the date of grant unless terminated earlier due to termination of employment, disability or death.

(3) The potential realizable value of the options granted in 1999 was calculated by multiplying those options by the excess of (a) the assumed market value of Common Stock, if the market value of Common Stock were to increase 5% or 10% in each year of the options' 5-year term over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.


The Company does not currently have (and has not previously had) any plan pursuant to which any stock appreciation rights ("SARs") may be granted.

Stock Option Exercises and Holdings

The following table sets forth information relating to options exercised during 1999 by each of the Named Officers and the number and value of options held on December 31, 1999 by such individuals.

   Aggregated Option Exercises in 1999 and Option Values at December 31, 1999

                             Shares
                            Acquired                   Number of Securities Underlying      Value of Unexercised
                               on          Value                Unexercised                In-the-Money Options at
                            Exercise     Realized         Options at Dec. 31, 1999 (#)        Dec. 31, 1999 ($)(1)
     Name                      (#)          ($)          Exercisable     Unexercisable    Exercisable   Unexercisable
     ----                      ---          ---          -----------     -------------    -----------   -------------
Richard K. Laird (2)            0            0             75,000           275,000        $20,313         $92,188
David P. Storey (2)             0            0             25,000           220,000        $ 1,625         $ 4,875
William P. Kelly                0            0              2,500(3)         75,000(2)           0               0

---------------
(1) Total value of unexercised options is based upon the difference between the last sales price of the Company's Common Stock on the NASDAQ on December 31, 1999, which was $3.125 per share, and the exercise price of the options, multiplied by the number of option shares.

(2)      Options granted under the 1997 Stock Option Plan.

(3)      Options granted under the Company's 1988 Stock Plan.

Compensation Committee Interlocks and Insider Participation

During 1999, the Compensation Committee of the Company's Board of Directors was composed of independent, outside directors, Messrs. Gale (Chairman) and Benjamin. As noted above, the Company's compensation program for its executives is administered by the Board of Directors with the advice and counsel of the Compensation Committee. As a result, Mr. Laird provides input to the deliberations by the Committee and the Board concerning executive compensation. Mr. Laird did not vote as a member of the Board in the Board action which affected his compensation.

Neither of the compensation committee members is or has been an officer or employee of the Company or any of its subsidiaries. In addition, neither Gale nor Benjamin has, or has had, any relationship with the Company which is required to be disclosed under "Certain Relationships and Related Transactions." No Company executive officer currently serves on the compensation committee or any similar committee of another public company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth certain information as of April 13, 2000 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company and each of the Named Officers, and (iii) all directors and executive officers as a group. Unless otherwise specified, the named beneficial owner has sole voting and investment power.

Name of Beneficial Owner                            Amount Beneficially Owned             Percent of Class (1)
------------------------                            -------------------------             --------------------
Dimensional Fund Advisors Inc.                             300,933(2)                             5.9%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Special Situations Private Equity Fund, L.P.,              523,077(7)                             7.9%
MG Advisers L.L.C., Austin W. Marxe,
and David Greenhouse

Donald F.U. Goebert                                      1,411,412(3)(4)                         27.7%
400 Willowbrook Lane
West Chester, PA 19382

Richard K. Laird                                           153,270(5)(8)                          2.9%

Ralph R. Whitney, Jr.                                       45,469(5)                              *

Buck Scott                                                  35,000(5)                              *

James C. Gale                                               35,000(5)                              *

George N. Benjamin, III                                     22,266(5)                              *

Robert L. MacDonald                                         15,000(5)                              *

David P. Storey                                             25,000(5)                              *

William P. Kelly                                             2,500(5)                              *

All  executive  officers  and  directors  as a           1,744,917(3)(4)(6)(8)                   34.3%
group (10 persons)

-----------------------------
 *    Less than 1%

(1) Based upon 5,090,405 outstanding shares as of April 13, 2000 and, with respect to each holder of options exercisable, or notes convertible, within 60 days of April 13, 2000, the shares issuable under such instruments.

(2) According to the Schedule 13G filed by Dimensional Fund Advisors Inc. (the "Reporting Person") dated February 9, 2000, the Reporting Person had sole voting power and sole investment power with respect to all of the reported shares, and all of the reported shares were owned by advisory clients of the Reporting Person. The Reporting Person disclaimed beneficial ownership of the reported shares.

(3) Includes 90,942 shares owned by Chester County Fund, Inc., the majority shareholder of which is Mr. Goebert and 60,000 shares owned by a partnership controlled by Mr. Goebert.

(4) Includes 23,366 shares held in a custodial account for the Company's Employee Stock Purchase Program, of which Mr. Goebert is a custodian, and 789 shares held in a Trust under the Company's 401(k)
      Retirement-Investment Plan, of which Mr. Goebert is a Trustee.

(5) Share ownership of the following persons includes shares subject to immediately exercisable options or options exercisable within 60 days of April 13, 2000, as follows: for Mr. Laird -112,500 shares; for Mr. Whitney -15,000 shares; for Mr. Scott -15,000 shares; for Mr. Gale -15,000 shares; for Mr. Benjamin -19,166 shares; for Mr. MacDonald -15,000 shares; for Mr. Storey -25,000 shares; and for Mr. Kelly -2,500 shares.

(6) Includes an aggregate of 219,166 shares subject to immediately exercisable options or options exercisable within 60 days of April 13, 2000 held by executive officers and directors as a group.

(7) Special Situations Private Equity Fund, L.P. (SSPEF), SSP and MG Advisers L.L.C. ("MG"), its general partner, are deemed to have sole power to vote or to direct the vote and to dispose or to direct the disposition of 523,077. Austin W. Marxe ("Marxe") and David Greenhouse ("Greenhouse") are deemed to have shared power to vote or dispose of the shares by virtue of being executive officers of MG. A Schedule 13G filed by SSPEF, MG, Marxe and Greenhouse with the Securities and Exchange Commission ("SEC") on April 11, 2000 is the source of this information.

(8) Includes 15,385 shares of Common Stock of the Company issuable upon conversion of $50,000 convertible subordinated promissory notes which are beneficially owned by Mr. Laird.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RELM WIRELESS CORPORATION
                                      (Registrant)


Date: April 28, 2000                 By: /s/ Richard K. Laird
                                         ---------------------------------------
                                         Richard K. Laird,
                                         President, Chief Financial Officer