Form 10-Q
period 2000-03-31
RELM WIRELESS CORP
filed 2000-05-15
CIK 2186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD  From _____________  to ________________

Commission file number 0-7336

                            RELM WIRELESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                              04-2225121
-------------------------------                              ------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              7100 TECHNOLOGY DRIVE
                             WEST MELBOURNE, FLORIDA
                    ---------------------------------------
                    (Address of principal executive offices)

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

                     Yes __X___              No _______


                Common Stock, $.60 Par Value -- 5,090,405 shares
                         outstanding as of May 4, 2000

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      March 31     December 31,
                                                        2000           1999
                                                    -----------    ------------
                                                    (Unaudited)    (see note 1)
ASSETS
Current Assets:
  Cash and cash equivalents                           $   185        $     1
  Accounts receivable, net                              2,051          1,966
  Inventories                                          11,627         10,211
  Notes receivable                                        400            400
  Prepaid expenses and other current                      654            501
  Investment securities - trading                          --              1
                                                      -------        -------
Total Current Assets                                   14,917         13,080

Property and equipment, net                             4,119          8,024
Notes Receivable                                        1,291          1,295
Debt issuance costs, net                                  752             --
Other Assets                                              446            454
                                                      -------        -------
Total Assets                                          $21,525        $22,853
                                                      =======        =======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                            March 31,     December 31,
                                                              2000           1999
                                                           -----------    ------------
                                                           (Unaudited)    (see note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term liabilities                $ 1,546        $ 1,807
  Accounts payable                                             3,084          4,447
  Accrued compensation and related taxes                         421            514
  Accrued expenses and other current liabilities               1,004            636
  Common stock and common stock warrants payable               1,059             --
                                                             -------        -------
Total Current Liabilities                                      7,114          7,404

Long-Term Liabilities:
  Loans, notes and mortgages                                   3,733          8,281
  Convertible subordinate notes                                3,250             --
  Capital lease obligations                                      660            791
                                                             -------        -------
                                                               7,643          9,072

Stockholders' equity:
  Common; $.60 par value: 10,000,000 authorized
    shares: 5,046,406 issued and outstanding shares            3,053          3,053
  Additional paid-in capital                                  20,195         20,195
  Accumulated deficit                                        (16,480)       (16,871)
                                                             -------        -------
Total stockholders' equity                                     6,768          6,377
                                                             -------        -------
Total Liabilities and sockholders' equity                    $21,525        $22,853
                                                             =======        =======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands except per share data)


                                                      Three Months Ended
                                                    -----------------------
                                                    March 31,     March 31,
                                                      2000          1999
                                                    --------      --------
Sales                                                $4,596        $6,465
Expenses:
  Cost of sales                                       3,609         4,518
  Selling, general & administrative                   1,526         1,771
                                                     ------        ------
                                                      5,135         6,289
                                                     ------        ------
Operating income (loss)                                 539           176
Other income (expense):
  Interest expense                                     (298)         (249)
  Gain on sale of facility                            1,165            --
  Net gains on investments                               --            48
  Other income                                           63            80
                                                     ------        ------
Net income                                           $  391        $   55
                                                     ======        ======

Earnings per share-basic                             $ 0.08        $ 0.01

Earnings per share-diluted                           $ 0.07        $ 0.01
                                                     ======        ======

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)


                                                                Three Months Ended
                                                              ----------------------
                                                              March 31,     March 31,
                                                                2000          1999
                                                              --------      --------
Cash used by operations                                       $(1,040)     $(2,314)

Investing activities:
  Cash paid for Uniden product line                            (2,016)          --
  Property and equipment purchases                                (94)        (246)
  Proceeds from disposals of assets                             5,208           --
  Proceeds from sale of marketable securities                      --          748
  Other                                                             4          (55)
                                                              -------       ------
  Cash provided by investing activities                         3,102          447

Financing activities:
  Net changes in lines of credit                               (1,141)         627
  Proceeds from long term debt                                  3,250        1,065
  Payment of long term debt                                    (3,799)        (260)
  Payment of debt issuance costs                                 (188)          --
                                                              -------       ------
Cash provided (used) by financing activities                   (1,878)       1,432

Increase (decrease) in cash                                       184         (435)

Cash and cash equivalents at beginning of period                    1          464
                                                              -------       ------
Cash and cash equivalents at end of period                    $   185       $   29
                                                              =======       ======
Supplemental disclosure:
  Interest paid                                               $   298       $  249
                                                              =======       ======

Non-cash transactions:
  Common stock and common stock warrants payable
    for debt issuance and acquisition costs                   $ 1,059       $   --
                                                              =======       ======

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (In thousands except share data)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for a full year.

The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was March 31, 2000 for the first quarter of fiscal 2000. The quarter began on January 1, 2000. Certain prior period amounts have been reclassified to correspond to the current period presentation.

2.   SIGNIFICANT TRANSACTIONS

ACQUISITION OF PRODUCT LINE

On March 13, 2000, the Company completed the acquisition of certain private radio communications products from Uniden America Corporation (Uniden) for $1,864 which included assumption of certain liabilities related to the product line. Additionally, the Company incurred acquisition costs of $639. The entire purchase price of $2,853 was preliminarily allocated to inventory and tooling based on their estimated fair values, pending final determination of certain acquired balances. Uniden will continue to provide manufacturing support for certain Uniden land mobile radio products, which will be marketed by the Company.

Acquisition costs included grants of 150,000 shares at $3.25 per share of the Company's common stock valued at $487. The grants are subject to the approval of the Company's stockholders. If not approved, the grants are to be paid in cash equivalent. Accordingly, the Company has recorded the common stock grants as payable at March 31, 2000.

PRIVATE PLACEMENT

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The notes earn interest at 8% per annum, are convertible at $3.25 per share, and are due on December 31, 2004. Additionally, the Company incurred approximately $759 in costs related to the private placement. These costs are currently being amortized on a straight line basis over the life of the notes.

The debt issuance costs included grants of 50,000 shares at $3.25 per share of the Company's common stock valued at $163 and warrants to purchase 300,000 shares at $3.25 per share of the Company's common stock valued at $409. The warrants have a five year term and an exercise price of $3.25 per share. The grants are subject to the approval of the Company's stockholders. If not approved, the grants are payable in cash equivalent. Accordingly, the Company has recorded the common stock and common stock warrant grants as payable at March 31, 2000.

Although the Company anticipates filing a registration statement for the common stock shares underlying the convertible notes during the second quarter of 2000, they currently have not been registered under securities laws and may not be sold in the U.S. absent registration or an exemption. Registration rights have been granted to the note holders. Portions of the proceeds from this private placement were used to acquire the Uniden land mobile radio products.


SALE OF WEST MELBOURNE, FLORIDA FACILITY AND COMPLETION
OF MANUFACTURING AGREEMENT

On March 24, 2000, the Company completed the sale of its 144 square foot facility located in West Melbourne, Florida for $5,600. The gain of approximately $1,165 is reflected in the statements of income for the period ended March 31, 2000. Additionally, the Company has secured a lease for a nearby facility for approximately 54 square feet in size.

The Company has entered into a contract manufacturing agreement for the manufacture of certain land mobile radio subassemblies. Under this agreement, the contract manufacturer employed approximately sixty-eight of the Company's direct manufacturing workforce and agreed to purchase certain existing inventories from the Company as needed, based on material requirements indicated by purchase orders for finished product from the Company.

3.   INVENTORIES

The components of inventory consist of the following:

                        March 31          December 31
                          2000                1999
                          ----                ----
Finished goods          $ 7,073             $ 5,065
Work in process           1,318               1,645
Raw materials             3,236               3,501
                        -------             -------
                        $11,627             $10,211
                        -------             -------


4.   STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 2000 are as follows:

                                     Common Stock    Additional
                                   ---------------    Paid-In      Accumulated
                                   Shares   Amount    Capital        Deficit        Total
                                   ------   ------    -------        -------        -----
Balance at December 31, 1999     5,090,405  $3,053    $20,195       $(16,871)       $6,377
Net income                                                               391        $  391
                                 ---------  ------    -------       --------        ------
Balance at March 31, 2000        5,090,405  $3,053    $20,195       $(16,480)       $6,768
                                 ---------  ------    -------       --------        ------

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                     --------------------------
                                                      March 31        March 31
                                                        2000            1999
                                                        ----            ----
Numerator:
  Net income (numerator for basic earnings per
    share)                                          $      391       $       55
  Effect of dilutive securities:
    8% convertible notes                                    11               --
                                                    ----------       ----------
  Net income (numerator for dilutive earnings
    per share)                                             402       $       55
                                                    ----------       ----------
Denominator:
  Denominator for basic earnings per share-weighted
    average shares                                   5,090,405        5,046,416
  Effect of dilutive securities:
    8% convertible notes                               166,667               --
    Options                                            341,297               --
  Denominator for diluted earnings per share -
    adjusted weighted average shares                 5,598,369        5,046,416
                                                    ==========       ==========
Basic earnings per share                            $     0.08       $     0.01
                                                    ==========       ==========
Diluted earnings per share                          $     0.07       $     0.01
                                                    ----------       ----------


6.   COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2000 was $391 compared to $55 for the same period in the previous year.

7.   REAL ESTATE ASSETS HELD FOR SALE

The Company's remaining property held for sale was sold during the second quarter of 1999. The real estate operations produced sales of $798; selling, general and administrative expenses of $75; and operating income of $723 for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                                       Percentage of Sales
                                  -----------------------------
                                        Three Months Ended
                                   March 31          March 31
                                     2000              1999
                                     ----              ----
Sales                               100.0%             100.0%
Cost of sales                        78.5               69.9
                                    -----              -----
Gross margin                         21.5               30.1
Selling, general and
  administrative expenses           (33.2)             (27.4)
Interest expense                     (6.5)              (3.8)
Other income                         26.7                0.2
                                    -----              -----
Net income                            8.5%               0.9%
                                    -----              -----


NET SALES

Net sales for the three months ended March 31, 2000 decreased approximately $1.9 million (28.9%) compared to the same period for the prior year. Revenues for the Company's core land mobile radio (LMR) products increased approximately $208,000 (4.9%) due to stronger sales in the Company's government and public safety markets. Non-LMR revenues decreased $2.1 million (93.1%) as the Company exited businesses and discontinued products that performed poorly or did not fit its strategic focus in wireless communications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-Continued


GROSS MARGIN

Cost of sales as a percentage of net sales increased 8.6%, from 69.9% to 78.5% for the three months ended March 31, 2000 compared to the same period for the prior year. The cost of sales percentage for the prior year was favorably impacted by the sale of commercial real estate totaling $798,000. The book value of the real estate was significantly reduced in periods prior to 1999 as the Company had increased related valuation allowances to reflect current market projections at the time. Excluding this sale, cost of sales for the prior year was 79.7%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting and headquarters expenses. For the three months ended March 31, 2000, SG&A expenses totaled $1,526,000 or 33.2% of sales compared to $1,771,000 or $27.4% of sales for the same period in 1999. The decrease in SG&A expenses reflects the Company's actions to reduce spending on SG&A support as it exits certain businesses and discontinues poorly performing products. Furthermore, several new product development projects are largely completed, resulting in lower engineering and R&D expenses. Marketing and selling expenses, which are included in SG&A expenses, increased approximately 10% compared to the same period in 1999 as the Company started selling its new line of commercial products that were acquired in March 2000.


INTEREST EXPENSE

For the three months ended March 31, 2000 interest expense totaled $298,000 or 6.5% of sales compared with $249,000 or 3.8% of sales for the same period in 1999. The Company increased the utilization of its revolving credit facility to fund working capital requirements. Also, in March 2000, the Company completed the private placement of 8% convertible notes.

OTHER INCOME

On March 24, 2000, the Company completed the sale of its 144,000 square foot facility located in West Melbourne, Florida for $5.6 million. The transaction resulted in a gain of approximately $1.2 million and approximately $1.6 million in cash after related expenses and the satisfaction of the mortgage on the property. The Company has lease approximately 54,000 square feet of comparable space at a nearby location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-Continued


INCOME TAXES

No income tax provision was provided for the three months ended March 31, 2000 or 1999 as the Company has net operating loss carryforward benefits totaling approximately $12 million at March 31, 2000. The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes, and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets.


INFLATION AND CHANGING PRICES

Inflation and changing prices for the three months ended March 31, 2000 and 1999 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. The Company believes that it will be able to pass on most of its future inflationary increases to its customers. The Company is also subject to changing foreign currency exchange rates in its purchase of some raw materials. The Company employs several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the LMR markets are subject to similar fluctuations.


YEAR 2000 DISCUSSION

GENERAL

The Company completed year 2000 readiness procedures during 1999. The Company has not experienced any material adverse impact from any issue related to the year 2000. Total aggregate costs to complete the year 2000 readiness was approximately $25,000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-Continued

YEAR 2000 DISCUSSION-Continued

THIRD PARTY RELATIONSHIPS

The Company has material relationships with certain suppliers and customers. Generally, suppliers provide components that are necessary to manufacture a finished product. The Company's products are sold primarily to dealers and distributors who resell to end-users. The Company determined the state of readiness of material third parties through the use of questionnaires. Other than the U.S. Government, no single customer represents a significant portion (greater than 10%) of the Company's sales. The cost of administering the questionnaire program was less than $5,000. The Company has not experienced any material adverse impact from supplier or customer issues related to the year 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had working capital of $7.8 million compared with $5.7 million as of December 31, 1999. This increase was primarily the result of 1) new product inventory that was part of the Company's acquisition of Uniden America's private radio communications product lines, 2) the successful private placement of $3.25 million in subordinated convertible notes, and 3) the sale of the Company's 144,000 square foot facility in West Melbourne, Florida. Please see the notes to the condensed consolidated financial statements for further information.

The Company has a $7 million revolving line of credit. As of March 31, 2000, the available credit on this line was approximately $1.3 million.


Capital expenditures for property and equipment for the three months ended March 31, 2000 were $94,000 compared to $246,000 for the same period in 1999.


FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-Continued

FORWARD-LOOKING STATEMENTS - Continued

following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The words "believe", "estimate", "expect", "intend", "anticipate", "will", "may" and similar expressions and variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update those forward-looking statements or to update the reasons why actual results could differ form those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

None.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

a) The following documents are filed as part of this report:

   3. exhibits: The exhibits listed below are filed as a part of, or incorporated by reference in this report:

      Number                            Exhibit
      ------                            -------
       4(ii)           8% Convertible Subordinate Promissory Note*
      10(e)            Amendment to Security and Loan Agreement*
      10(f)            2nd Amendment to Security and Loan Agreement*
      10(g)            3rd Amendment to Security and Loan Agreement*
      10(h)            Simmonds Agreement*
      10(i)            Contract for Sale of West Melbourne FL. Real Estate*
      10(j)            Sub Lease Agreement*
      10(k)            Uniden Asset Purchase Agreement*
      10(l)            OEM Uniden Purchase Agreement*
      10(m)            Uniden ESAS Technology Agreement*
      10(n)            Manufacturing Agreement*
      10(o)            Transaction Agreement for Real Estate Sale and Contract
                       Manufacturing*
       27              Financial Data Schedule

b) Reports on Form 8-K

The Registrant was not required to file reports on Form 8K during the quarter ended March 31, 2000.

* Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1999.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                               RELM WIRELESS CORPORATION


                                               ------------------------------
                                               William P. Kelly
                                               Chief Financial Officer and
May 15, 2000                                   Vice President - Finance