Form 10-Q
period 2000-06-30
RELM WIRELESS CORP
filed 2000-08-14
CIK 2186

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2000
                                                -------------
                                       OR

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

                              7100 Technology Drive
                             West Melbourne, Florida
                    ----------------------------------------
                    (Address of principal executive offices)

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

                    Yes  X                       No
                        ---                        -------


Common Stock, $.60 Par Value - 5,290,405 shares outstanding as of July 20, 2000


================================================================================
================================================================================


                          PART I- FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS


                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      June 30     December 31
                                                        2000          1999
                                                    -----------   ------------
                                                    (Unaudited)   (see note 1)
ASSETS
Current assets:
             Cash and cash equivalents                $   110       $     1
             Accounts receivable, net                   2,846         1,966
             Inventories                               10,137        10,211
             Notes receivable                             802           400
             Prepaid expenses and other current           568           501
             Investment securities - trading               --             1
                                                      -------       -------
Total current assets                                   14,463        13,080

Property and equipment, net                             4,263         8,024
Notes receivable                                          895         1,295
Debt issuance costs, net                                  730            --
Other assets                                              584           454
                                                      -------       -------
Total assets                                          $20,935       $22,853
                                                      =======       =======

See notes to condensed consolidated financial statements.

                           RELM WIRELESS CORPORATION
                     Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                           June 30     December 31
                                                                             2000         1999
                                                                         -----------   ------------
                                                                         (Unaudited)   (see note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current maturities of long-term liabilities                      $  1,585       $  1,807
         Accounts payable                                                    2,557          4,447
         Accrued compensation and related taxes                                364            514
         Accrued expenses and other current liabilities                        908            636
                                                                          --------       --------
Total current liabilities                                                    5,414          7,404

Long-term liabilities:
         Loan, notes and mortgages                                           4,300          8,281
         Convertible subordinated notes                                      3,250           --
         Capital lease obligations                                             459            791
                                                                          --------       --------
                                                                             8,009          9,072

Stockholders' equity:
         Common stock; $.60 par value; 10,000,000 authorized shares:
         5,290,405 and 5,090,405 issued and outstanding shares at
         June 30, 2000 and December 31, 1999, respectively                   3,174          3,053
         Additional paid-in capital                                         21,360         20,195
         Accumulated deficit                                               (17,022)       (16,871)
                                                                          --------       --------
Total stockholders' equity                                                   7,512          6,377

                                                                          --------       --------
Total liabilities and stockholders' equity                                $ 20,935       $ 22,853
                                                                          ========       ========


See notes to condensed consolidated financial statements.

                           RELM WIRELESS CORPORATION
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                      (In thousands except per share data)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               -----------------------       -----------------------
                                                               June 30        June 30        June 30         June 30
                                                                 2000           1999           2000           1999
                                                               --------       --------       --------       --------
Sales                                                          $  5,158       $  7,125       $  9,754       $ 13,590
Expenses
       Cost of sales                                              3,680          5,061          7,289          9,579
       Selling, general & administrative                          1,886          1,876          3,405          3,647
                                                               --------       --------       --------       --------
                                                                  5,566          6,937         10,694         13,226
                                                               --------       --------       --------       --------
Operating income (loss)                                            (408)           188           (940)           364
Other income (expense):
       Interest expense                                            (217)          (279)          (522)          (528)
       Gain on sale of facility                                      --             --          1,165             --
       Net gains on investments                                      --             --             --             48
       Other income                                                  83            168            146            248
                                                               --------       --------       --------       --------
Net income (loss)                                              $   (542)      $     77       $   (151)      $    132
                                                               ========       ========       ========       ========


Earnings (loss) per share-basic                                $  (0.10)      $   0.02       $  (0.03)      $   0.03
                                                               ========       ========       ========       ========

Earnings (loss) per share-diluted                              $  (0.10)      $   0.02       $  (0.03)      $   0.03
                                                               ========       ========       ========       ========

See notes to condensed consolidated financial statements.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 SIX MONTHS ENDED
                                                               ---------------------
                                                               June 30       June 30
                                                                 2000          1999
                                                               -------       -------
Cash used by operations                                        $(1,526)      $(3,430)

Investing activities:
      Cash paid for Uniden product line                         (2,016)           --
      Property and equipment purchases                            (184)         (402)
      Proceeds from disposals of assets                          5,246            --
      Proceeds from sale of marketable securities                   --           748
      Collections on note receivable                                             400
      Other                                                          4           (56)
                                                               -------       -------
      Cash provided by investing activities                      3,050           690

Financing activities:
      Net change in line of credit                                (121)        1,820
      Proceeds from long term debt                               3,250         1,692
      Payment of long term debt                                 (4,338)       (1,149)
      Payment of debt issuance costs                              (206)           --
                                                               -------       -------
Cash provided (used) by financing activities                    (1,415)        2,363

Increase (decrease) in cash                                        109          (377)

Cash and cash equivalents at beginning of period                     1           464
                                                               -------       -------

Cash and cash equivalents at end of period                     $   110       $    87
                                                               =======       =======

Supplemental disclosure:
      Interest paid                                            $   522       $   528
                                                               =======       =======

Non-cash transactions:
          Common stock and common stock warrants
          payable for debt issuance and acquisition costs      $ 1,059       $    --
                                                               =======       =======

          Warrants issued for consulting services              $   226       $    --
                                                               =======       =======


See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                        (In thousands except share data)


1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Stockholders. The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the operating results for a full year.

The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was June 30, 2000 for the second quarter of fiscal 2000. The quarter began on April 1, 2000. Certain prior period amounts have been reclassified to correspond to the current period presentation.

2. Significant Events and Transactions

Acquisition of Product Line

On March 13, 2000, the Company completed the acquisition of certain private radio communication products from Uniden America Corporation (Uniden) for $1,864 which included assumption of certain liabilities related to the product line. Additionally, we incurred acquisition costs of $639. The entire purchase price was allocated to tooling and inventory based on their estimated fair values, pending final determination of certain acquired balances. Uniden will continue to provide manufacturing support for certain Uniden land mobile radio products, which will be marketed by the Company. Acquisition costs included grants of 150,000 shares at $3.25 per share of the Company's common stock valued at $488.

Private Placement

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The notes earn interest at 8% per annum, are convertible at $3.25 per share, and are due on December 31, 2004. Additionally, the Company incurred approximately $778 in costs related to the private placement. These costs are currently being amortized on a straight line basis over the life of the notes.

The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares at $3.25 per share of the Company's common stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The warrants have a five year term and an exercise price of $3.25 per share. The registration of the common stock shares underlying the convertible notes was effective on June 16, 2000. Portions of the proceeds from this private placement were used to acquire the Uniden land mobile radio products.


Sale of West Melbourne, Florida Facility and Completion of Manufacturing
Agreement

On March 24, 2000, the Company completed the sale of its 144,000 square foot facility located in West Melbourne, Florida for $5,600. The gain of approximately $1,165 is reflected in the statement of operations for the period ended June 30, 2000. Additionally, the Company secured a lease for a nearby facility that is approximately 54,000 square feet in size.

The Company has entered into a contract manufacturing agreement for the manufacture of certain land mobile radio subassemblies. Under this agreement, the contract manufacturer employed sixty-eight of the Company's direct manufacturing workforce and agreed to purchase certain existing raw material inventories from the Company as needed, based on material requirements indicated by purchase orders for finished product placed by the Company. Revenues are recognized as the contract manufacturer uses these inventories. Until that time, they are treated as an asset of the Company and are included in the Company's inventory reserve analysis.

Investment Banking Services

The Company has engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, the Company granted warrants to JMS valued at $226 to purchase 166,153 shares of the Company's common stock at an aggregate purchase price of one hundred dollars. In August, the Company expanded the scope of the engagement to act as financial advisor in executing a program to enhance shareholder value. This engagement stipulates a cash fee, calculated as a percentage of the transaction value, to be paid by RELM to JMS upon closing a transaction.

Note Receivable

On June 16, 2000, the owner of a former RELM subsidiary defaulted on its obligations under a secured promissory note dated May 12, 1997. The principal amount outstanding on the note is $1,600. Under the note, principal payments of $400 each, together with all accrued and unpaid interest were to be paid to RELM on June 16, 2000 and 2001, with a final installment due on June 16, 2002. The note is secured pursuant to a security agreement under which the former subsidiary has granted the Company a lien and security interest in certain collateral. The Company's security interest is subordinated to a security interest granted to the former subsidiary's senior lender. Also, a principal of the former subsidiary has guaranteed the prompt and complete payment of the note.


3. Inventories

The components of inventory, net of reserves totaling $1,934, consist of the following:

                                     June 30           December 31
                                       2000               1999
                                     -------           -----------
Finished goods                       $ 5,622             $ 5,065
Work in process                        1,260               1,645
Raw materials                          3,255               3,501
                                     -------             -------
                                     $10,137             $10,211
                                     -------             -------

4. Stockholders' Equity

The consolidated changes in stockholders' equity for the six months ended June 30, 2000 are as follows:


                                                Common Stock           Additional
                                          ------------------------       Paid-In       Accumulated
                                            Shares         Amount        Capital         Deficit        Total
                                          --------------------------------------------------------------------
Balance at December 31, 1999              5,090,405       $ 3,053       $ 20,195        $ (16,871)     $ 6,377
Common stock issued                         200,000           121            530                           651
Common stock warrants issued                                                 635                           635
Net loss                                                                                     (151)        (151)

                                          --------------------------------------------------------------------
Balance at June 30, 2000                  5,290,405       $ 3,174       $ 21,360        $ (17,022)     $ 7,512
                                          ====================================================================

5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               -------------------------      -----------------------------
                                                                June 30         June 30        June 30          June 30
                                                                  2000            1999           2000             1999
                                                               ---------       ---------      ---------       -------------
Numerator:
   Net income (loss)  (numerator for basic and
   diluted earnings (loss) per share)                          $    (542)      $      77      $    (151)      $         132
                                                               ---------       ---------      ---------       -------------
Denominator:
   Denominator for basic and diluted earnings
   per share-weighted average shares                           5,184,910       5,046,416      5,137,658           5,046,416
                                                               ---------       ---------      ---------       -------------
Basic earnings (loss) per share                                $   (0.10)      $    0.02      $   (0.03)      $        0.03
                                                               =========       =========      =========       =============
Diluted earnings (loss) per share                              $   (0.10)      $    0.02      $   (0.03)      $        0.03
                                                               =========       =========      =========       =============

The effect of dilutive securities is not included in the computation for the three and six months ended June 30, 2000, because to do so would be antidilutive.

6. Comprehensive Income (Loss)

The total comprehensive income (loss) for the three and six months ended June 30, 2000 was ($542) and ($151), respectively, compared to $77 and $132 for the same periods in the previous year.


7. Real Estate Assets Held for Sale

The Company's remaining property held for sale was sold during the second quarter of 1999. The real estate operations produced sales of $110 and $908; selling, general and administrative expenses of $43 and $118; and operating income of $67 and $790 for the three and six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                                      Percentage of Sales                 Percentage of Sales
                                   -------------------------           -------------------------
                                      THREE MONTHS ENDED                    SIX MONTHS ENDED

                                   June 30           June 30           June 30           June 30
                                     2000              1999              2000              1999
                                   -------           -------           -------           -------
Sales                                100.0%            100.0%            100.0%            100.0%
Cost of sales                        71.3              71.0              74.7              70.5
                                    -----             -----             -----             -----
Gross margin                         28.7              29.0              25.3              29.5
Selling, general and
  administrative expenses           (36.6)            (26.3)            (34.9)            (26.8)
Interest expense                     (4.2)             (3.9)             (5.3)             (3.9)
Other income                          1.6               2.3              13.4               2.2
                                    -----             -----             -----             -----
Net income (loss)                   (10.5)%             1.1%             (1.5)%             1.0%
                                    =====             =====             =====             =====


Net Sales

Net sales for the three months ended June 30, 2000 decreased approximately $2.0 million compared to the same period for the prior year. Revenues for our core land mobile radio (LMR) products decreased $1.3 million (21.3%) for the same period. During the second quarter of the prior year, we sold approximately $1.2 million of LMR products to the U.S. Army. There were no sales to the Army during the current period. However, during the current period, we received an order from the Army totaling approximately $2 million. Shipments on this order will commence in the fourth quarter of 2000. Non-LMR revenues decreased $0.7 million as we exited businesses and products that performed poorly or did not fit our strategic focus in wireless communications.

Net sales for the six months ended June 30, 2000 decreased approximately $3.8 million compared to the same period for the prior year. Revenues for our core LMR products decreased $1.9 million (16.8%), primarily due to the absence of product sales to the Army previously described. Non-LMR revenues also decreased $1.9 million as we exited businesses and products that performed poorly or did not fit our strategic focus in wireless communications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-continued

Cost of Sales and Gross Margin

Cost of sales as a percentage of net sales for the three months ended June 30, 2000 was 71.3% compared to 71.0% for the same period in the prior year. During the second quarter, all of our operations were moved to a smaller, lower cost facility and our workforce was reduced by 68 employees. We believe that these actions will continue to help improve our margin performance in the future.

For the six months ended June 30, 2000, cost of sales as a percentage of sales was 74.7% compared to 70.5% for the previous year. The percentage for the prior year was favorably impacted by the sale of commercial real estate totaling $908,000. The book value of the real estate was significantly reduced in periods prior to 1999 as we increased valuation allowances to reflect current market conditions at the time. Excluding this sale, cost of sales for the prior year was 75.5%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) consist of marketing, sales, engineering, research and development, information systems, accounting and headquarters expenses. For the three months ended June 30, 2000 SG&A expenses totaled $1,886,000 compared to $1,876,000 for the same period during the prior year and $1,519,000 for the first quarter 2000. During the period, we expanded our sales and marketing efforts as a result of the acquisition of the Uniden PRC product line. Also, we incurred transaction expenses related to the Uniden acquisition and our financing initiatives.

For the six months ended June 30, 2000 SG&A expenses totaled $3,405,000 compared to $3,647,000 for the same period during the prior year. This decrease reflects our actions to reduce expenses as we exit certain businesses and discontinue product lines. Also, certain new product initiatives are largely completed, resulting in lower R&D expenses.

Interest Expense

For the three months ended June 30, 2000 interest expense totaled $217,000 compared to $279,000 for the same period during the prior year. For the six months ended June 30, 2000 interest expense totaled $522,000 compared to $528,000 for the same period during the prior year.

In March, we sold our West Melbourne, Florida facility and satisfied the related note and mortgage, which totaled approximately $3.6 million. We also issued $3.25 million in 8% subordinated convertible notes. Primarily due to these transactions, we reduced the utilization of our revolving credit facility by approximately $1.1 million as of June 30, 2000 compared to June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-continued

Other Income

On March 24, 2000, we completed the sale of our 144,000 square foot facility located in West Melbourne, Florida for $5.6 million. The transaction resulted in a gain of approximately $1.2 million and provided approximately $1.6 million in cash after related expenses and the satisfaction of the mortgage on the property. We have leased approximately 54,000 square feet of comparable space at a nearby location.

Income Taxes

No income tax provision was provided for the three or six months ended June 30, 2000 as we have net operating loss carryforward benefits totaling approximately $12 million at June 30, 2000. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we meet the more-likely-than-not criteria for recognizing a deferred tax asset and have provided valuation allowances against net deferred tax assets.

Inflation and Changing Prices

Inflation and changing prices for the three and six months ended June 30, 2000 and 1999 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers. We are also subject to changing foreign currency exchange rates in the purchase of some raw materials. We employ several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the LMR markets are subject to similar fluctuations.

Year 2000 Discussion

We completed year 2000 readiness procedures during 1999. We have not experienced any material adverse impact from any issue related to the year 2000. Total aggregate costs to complete the year 2000 readiness were approximately $25,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-continued

Liquidity and Capital Resources

As of June 30, 2000, we had working capital of $9.0 million compared with $5.7 million as of December 31, 1999. This increase was primarily the result of 1) new product inventory that was part of our acquisition of Uniden America's private radio communications product lines, 2) the successful private placement of $3.25 million in subordinated convertible notes, and 3) the sale of our 144,000 square foot facility in West Melbourne, Florida. Please see the notes to the condensed consolidated financial statements for further information.

On June 16, 2000, the owner of a former RELM subsidiary defaulted on its obligations under a secured promissory note dated May 12, 1997. (see Notes To Condensed Consolidated Financial Statements). Under the note, a principal payment of $400,000, together with accrued interest was to be paid on June 16, 2000. We believe that all sums due will be recovered. Our working capital requirements will be funded from operations and the revolving line of credit.

We have a $7 million asset-based revolving line of credit. As of June 30, 2000, the formula under the terms of the agreement supported a borrowing base totaling approximately $5.4 million, of which, approximately $209,000 was available. As of July 31, 2000 the borrowing base totaled approximately $5.8 million, of which, $950,000 was available. This improvement is the result of improved LMR revenues in the Company's government and public safety markets. We are currently evaluating additional financing alternatives to fund our working capital requirements, including working capital necessary for the completion of our digital product development.

Capital expenditures for property and equipment for the six months ended June 30, 2000 were $184,000 compared to $402,000 for the same period during the prior year. The expenditures during the prior year related to new product development projects that are now largely completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - continued

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern our operations, economic performance and financial condition. Such statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; our indebtedness; quality of management, business abilities and judgment of our personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The words "believe", "estimate", "expect", "intend", "anticipate", "will", "may", "should" and similar expressions and variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update those forward-looking statements or to update the reasons why actual results could differ form those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

None.

PART II- OTHER INFORMATION

ITEM 5. Annual Meeting Date and Deadline for Shareholder Proposals

RELM's 2000 Annual Meeting of Shareholders will be held on September 7, 2000.


ITEM 6. Exhibits and Reports of Form 8-K

a)  The following documents are filed as part of this report:

    3. exhibits: The exhibits listed below are filed as a part of, or incorporated by reference in this report:

number                                            Exhibit
------                                           ---------

 10(p)                   Janney Montgomery Scott Investment Banking Services
                         Agreement

 10(q)                   Warrant Certificate - Janney Montgomery Scott

 10(r)                   Warrant Certificate - Simmonds Capital Limited
 10(s)                   Janney Montgomery Scott Financial Advisory Services
                         Agreement

 10(t)                   Addendum to Janney Montgomery Scott Financial Advisory
                         Services Agreement

  27                     Financial Data Schedule

b.)   Reports on Form 8-K

The Registrant was not required to file reports on Form 8K during the quarter ended June 30, 2000.

Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                  RELM WIRELESS CORPORATION

                                                  /s/ William P. Kelly
                                                  -----------------------------
                                                  William P. Kelly
                                                  Chief Financial Officer and
August 11, 2000                                   Vice President - Finance