Form 10-Q/A
period 2000-06-30
RELM WIRELESS CORP
filed 2000-08-21
CIK 2186

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              --------------------

                                  Form 10-Q/A-1

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2000


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _____________ to _____________


                         Commission File Number: 0-7336


                            RELM WIRELESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                              04-2225121
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                              7100 Technology Drive
                             West Melbourne, Florida
                    ---------------------------------------
                    (Address of principal executive offices)

                                      32904
                                   ----------
                                   (Zip Code)

                                  (407)984-1414
               ---------------------------------------------------
               Registrant's telephone number, including area code:


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                        Yes |X|                        No [ ]

                          Common Stock, $.60 par value
     5,090,405 shares outstanding as of the close of business on May 4, 2000

                            RELM WIRELESS CORPORATION
                                  FORM 10-Q/A-1

                       For the period ended June 30, 2000



Part II - OTHER INFORMATION

ITEM 5. Annual Meeting Date and Deadline for Shareholder Proposals.

RELM'S 2000 Annual Meeting of Shareholders will be held on October 30, 2000.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2000

                                        RELM WIRELESS CORPORATION


                                        /s/ William P. Kelly
                                        ----------------------------------------
                                        William P. Kelly
                                        Chief Financial Officer and
                                        Vice President - Finance