Form 10-Q
period 2000-09-30
RELM WIRELESS CORP
filed 2000-11-07
CIK 2186

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                  (Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2000
                                          -------------------
                                      OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD  From _____________  to ________________

Commission file number 0-7336

                           RELM WIRELESS CORPORATION
            (Exact name of registrant as specified in its charter)

          Nevada                                              04-2225121
---------------------------------                             -----------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             7100 Technology Drive
                            West Melbourne, Florida
                            -----------------------
                   (Address of principal executive offices)
                                     32904
                                     -----
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

                    Yes  X                    No _____
                       ------


      Common Stock, $.60 Par Value - 5,321,174 shares outstanding as of
                               October 20, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           RELM WIRELESS CORPORATION
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                 September 30              December 31
                                                                     2000                     1999
                                                              --------------------     -------------------
                                                                  (Unaudited)              (see note 1)
ASSETS
------
Current assets:
             Cash and cash equivalents                                  $     133                $       1
             Accounts receivable, net                                       3,213                    1,966
             Inventories                                                    9,419                   10,211
             Notes receivable                                                 802                      400
             Prepaid expenses and other current                               627                      501
             Investment securities - trading                                    -                        1
                                                              -------------------      -------------------
Total current assets                                                       14,194                   13,080

Property and equipment, net                                                 3,981                    8,024
Notes receivable                                                              893                    1,295
Debt issuance costs, net                                                      725                        -
Other assets                                                                  565                      454
                                                              -------------------      -------------------
Total assets                                                           $   20,358              $    22,853
                                                              ===================      ===================

See notes to condensed consolidated financial statements.

                   -----------------------------------------

                           RELM WIRELESS CORPORATION
                     Condensed Consolidated Balance Sheets
                       (In thousands except share data)


                                                                       September 30         December 31
                                                                           2000                1999
                                                                     ----------------     --------------
                                                                        (Unaudited)         (see note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Current maturities of long-term liabilities                       $      1,577       $      1,807
        Accounts payable                                                         3,349              4,447
        Accrued compensation and related taxes                                     613                514
        Accrued expenses and other current liabilities                             882                636
                                                                     -----------------    ---------------
Total current liabilities                                                        6,421              7,404

Long-term liabilities:
        Loan, notes and mortgages                                                3,281              8,281
        Convertible subordinated notes                                           3,150                  -
        Capital lease obligations                                                  224                791
                                                                     -----------------    ---------------
                                                                                 6,655              9,072

Stockholders' equity:
        Common stock; $.60 par value; 10,000,000 authorized shares:
        5,321,174 and 5,090,405 issued and outstanding shares at
        September 30, 2000 and December 31, 1999, respectively                   3,192              3,053
        Additional paid-in capital                                              21,442             20,195
        Accumulated deficit                                                    (17,352)           (16,871)
                                                                     -----------------    ---------------
Total stockholders' equity                                                       7,282              6,377

                                                                     -----------------    ---------------
Total liabilities and stockholders' equity                                $     20,358       $     22,853
                                                                     =================    ===============

See notes to condensed consolidated financial statements.

-----------------------------------------

                           RELM WIRELESS CORPORATION
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands except per share data)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                -----------------------------     ----------------------------
                                                 September 30    September 30      September 30   September 30
                                                    2000             1999               2000         1999
                                                --------------  -------------     --------------  ------------
Sales                                               $  5,958       $  5,120          $ 15,712       $  18,710
Expenses

    Cost of sales                                      4,283          3,762            11,572          13,342
    Selling, general & administrative                  1,907          1,655             5,312           5,301
                                                ------------   ------------       -----------     -----------
                                                       6,190          5,417            16,884          18,643
                                                ------------   ------------       -----------     -----------
Operating income (loss)                                 (232)          (297)           (1,172)             67
Other income (expense):
    Interest expense                                    (213)          (282)             (735)           (810)
    Gain on sale of facility                               -              -             1,165               -
    Net gains on investments                               -              -                 -              48
    Other income                                         115            281               261             530
                                                ------------   ------------       -----------     -----------
Net loss                                            $   (330)      $   (298)         $   (481)     $      165
                                                ============   ============       ===========     ===========


Loss per share-basic and diluted                    $  (0.06)      $  (0.06)         $  (0.09)     $    (0.03)
                                                ============   ============       ===========     ===========

See notes to condensed consolidated financial statements.

-----------------------------------------

                           RELM WIRELESS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                  NINE MONTHS ENDED
                                                       ---------------------------------------
                                                           September 30          September 30
                                                               2000                   1999
                                                       ----------------       ----------------
Cash used by operations                                $       (169)           $     (2,807)
Investing activities:
   Cash paid for Uniden product line                         (2,016)                      -
   Property and equipment purchases                            (217)                   (634)
   Proceeds from disposals of assets                          5,246                       -
   Proceeds from sale of marketable securities                    -                     748
   Collections on note receivable                                 6                     400
   Other                                                          -                     (47)
                                                       ------------            ------------
   Cash provided by investing activities                      3,019                     467

Financing activities:
   Net change in line of credit                              (1,141)                  1,644
   Proceeds from long term debt                               3,250                   1,849
   Payment of long term debt                                 (4,551)                 (1,549)
   Payment of debt issuance costs                              (280)                      -
                                                       ------------            ------------
Cash provided (used) by financing activities                 (2,722)                  1,944

Increase (decrease) in cash                                     128                    (396)

Cash and cash equivalents at beginning of period                  1                     464
                                                       ------------            ------------

Cash and cash equivalents at end of period             $        129            $         68
                                                       ============            ============
Supplemental disclosure:
   Interest paid                                       $        735            $        810
                                                       ============            ============
Non-cash transactions:
     Common stock and common stock warrants
     payable for debt issuance and acquisition costs   $      1,059            $          -
                                                       ============            ============

     Warrants issued for consulting services           $        226            $          -
                                                       ============            ============

     Common stock issued for conversion of debt        $        100            $          -
                                                       ============            ============

See notes to condensed consolidated financial statements.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                       (In thousands except share data)


  1.  Condensed Consolidated Financial Statements

  The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Stockholders. The results of operations for the three and nine month period ended September 30, 2000 are not necessarily indicative of the operating results for a full year.

  The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was September 29, 2000 for the third quarter of fiscal 2000. The quarter began on July 1, 2000. Certain prior period amounts have been reclassified to correspond to the current period presentation.


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

  -----------------------------------------

  Significant Events and Transactions  - Continued


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

  Sale of West Melbourne, Florida Facility and Completion of Manufacturing Agreement

  On March 24, 2000, the Company completed the sale of its 144 square foot facility located in West Melbourne, Florida for $5,600. The gain of approximately $1,165 is reflected in the statement of operations for the nine month period ended September 30, 2000. Additionally, the Company secured a lease for a nearby facility that is approximately 54 square feet in size.

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

  -----------------------------------------

  Significant Events and Transactions - Continued

  Investment Banking Services

  The Company has engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, the Company granted warrants to JMS, valued at $226, to purchase 166,153 shares of the Company's common stock at an aggregate purchase price of one hundred dollars. In August, the Company expanded the scope of the engagement to act as financial advisor in executing a program to enhance shareholder value. This engagement stipulates a cash fee, calculated as a percentage of the transaction value, to be paid by the Company to JMS upon closing a transaction.

  Note Receivable

  On June 16, 2000, the owner of a former RELM subsidiary defaulted on its obligations under a secured promissory note dated May 12, 1997. The principal amount outstanding on the note is $1,600. Under the note, principal payments of $400 each, together with all accrued and unpaid interest were to be paid to the Company on June 16, 2000 and 2001, with a final installment due on June 16, 2002. The note is secured pursuant to a security agreement under which the former subsidiary has granted the Company a lien and security interest in certain collateral. The Company's security interest is subordinated to a security interest granted to the former subsidiary's senior lender. Also, a principal of the former subsidiary has guaranteed the prompt and complete payment of the note. The former subsidiary has engaged financial advisors to pursue a refinancing program. Although such a program has not been finalized, the Company believes that it will include a substantial cash payment as well as restructured schedule for paying the remaining balance thereafter.


  3. Inventories

  The components of inventory, net of reserves totaling $1,934 at September 30, 2000 and December 31, 1999, consist of the following:


                             September 30             December 31
                                 2000                    1999
                          -------------            ------------
  Finished goods                $5,314                 $ 5,065
  Work in process                1,030                   1,645
  Raw materials                  3,075                   3,501
                            -------------            ------------
                                $9,419                 $10,211
                            =============            ============

  -----------------------------------------


  4.    Stockholders' Equity

  The consolidated changes in stockholders' equity for the nine months ended September 30, 2000 are as follows:

                                                         Additional
                                      Common Stock        Paid-In        Accumulated
                                  --------------------
                                   Shares    Amount       Capital          Deficit             Total
                                  -------------------------------------------------------------------
  Balance at December 31, 1999     5,090,405   $3,053    $20,195           $(16,871)           $6,377
  Common stock issued                200,000      120        531                                  651
  Common stock warrants issued                               635                                  635
  Common stock issued
  for conversion of debt              30,769       19         81                                  100
  Net loss                                                                     (481)             (481)

                                  -------------------------------------------------------------------
  Balance at September 30, 2000    5,321,174   $3,192    $21,442           $(17,352)           $7,282
                                  ===================================================================

  5.    Loss Per Share

  The following table sets forth the computation of basic and diluted loss per share:

                                                    THREE MONTHS ENDED                              NINE MONTHS ENDED
                                        ------------------------------------------      -------------------------------------

                                           September 30              September 30          September 30         September 30
                                               2000                     1999                   2000                 1999
                                        ----------------           ---------------      ----------------       --------------
Numerator:
   Net loss  (numerator for basic and
   diluted loss per share)                  $     (330)               $     (298)          $     (481)           $     (165)
                                        --------------             -------------        -------------          ------------
Denominator:
   Denominator for basic and diluted
    earnings
   per share-weighted average shares         5,303,114                 5,046,416            5,193,213             5,046,416
                                        --------------             -------------        -------------          ------------
Basic and diluted loss per share            $    (0.06)               $    (0.06)          $    (0.09)           $    (0.03)
                                        ==============             =============        =============          ============


  The effect of dilutive securities is not included in the computation for the three and nine months ended September 30, 2000 and September 30, 1999, because to do so would be antidilutive.

  -----------------------------------------


  6.  Comprehensive Loss

  The total comprehensive loss for the three and nine months ended September 30, 2000 was ($330) and ($481), respectively, compared to ($298) and ($165) for the same periods in the previous year.


  7.  Real Estate Assets Held for Sale

  The Company's remaining property held for sale was sold during the second quarter of 1999. The real estate operations produced sales of $908; selling, general and administrative expenses of $118; and operating income of $790 for the nine months ended September 30, 1999.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          -----------------------------------------------------------------
  FINANCIAL CONDITIONS
  --------------------

  Results of Operations
  ---------------------

  As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:


                                   Percentage of Sales                                Percentage of Sales
                         -----------------------------------             ------------------------------------
                                   THREE MONTHS ENDED                                  NINE MONTHS ENDED

                          September 30          September 30              September 30           September 30
                               2000                 1999                       2000                   1999
                         -------------         -------------             -------------          -------------
Sales                         100.0%               100.0%                     100.0%                 100.0%
Cost of sales                  71.9                 73.5                       73.7                   71.3
                        -----------           ----------                 ----------            -----------
Gross margin                   28.1                 26.5                       26.3                   28.7
Selling, general and
administrative expenses       (32.0)               (32.3)                     (33.8)                 (28.3)
Interest expense               (3.5)                (5.5)                      (4.7)                  (4.3)
Other income                    1.9                  5.5                        9.1                    3.1
                        -----------           ----------                 ----------            -----------
Net income (loss)              (5.5)%               (5.8)%                     (3.1)%                 (0.8)%
                        ===========           ==========                 ==========            ===========



  NET SALES

  Net sales for the three months ended September 30, 2000 increased approximately $0.8 million (16.4%) compared to the same period for the prior year. Revenues for our core land mobile radio (LMR) products increased $1.0 million (21.9%) for the same period. This increase is due primarily to sales of our BK LMR products to the U. S. Forest Service. Also, new revenues for our Uniden products that were acquired earlier this year totaled approximately $0.2 million during the third quarter 2000. Non-LMR revenues decreased $0.2 million as we exited businesses and products that performed poorly or did not fit our strategic focus in wireless communications. These businesses and products included electronic components, consumer electronics, and commercial real estate.

  Net sales for the nine months ended September 30, 2000 decreased approximately $3.0 million (16.0%) compared to the same period for the prior year. Revenues for our core LMR products remained at approximately the same level as the previous year, totaling $15.1 million in 2000, compared to $15.2 million for the same period in 1999. Non-LMR revenues decreased $2.9 million as we exited businesses and products that performed poorly or did not fit our strategic focus in wireless communications.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          -----------------------------------------------------------------
  FINANCIAL CONDITIONS-continued
  ------------------------------


  Cost of Sales and Gross Margin

  Cost of sales as a percentage of net sales for the three months ended September 30, 2000 was 71.9% compared to 73.5% for the same period in the prior year. This improvement is primarily the result of our continued actions to reduce manufacturing overhead costs while improving efficiency and quality. Specifically, we have moved operations to a smaller, lower cost facility and reduced both our direct and indirect workforce. Additionally, we have out-sourced the surface-mount and other portions of our front-end manufacturing processes as well as the production of our newly acquired Uniden products.

  For the nine months ended September 30, 2000, cost of sales as a percentage of sales was 73.7% compared to 71.3% for the previous year. The percentage for the prior year was favorably impacted by the sale of commercial real estate totaling $908,000. The book value of the real estate was significantly reduced in periods prior to 1999 as we increased valuation allowances to reflect current market conditions at the time. Excluding this sale, cost of sales for the prior year was 74.6%.


  Selling, General and Administrative Expenses

  Selling, general and administrative expenses (SG&A) consist of marketing, sales, engineering, research and development, information systems, accounting and headquarters expenses. For the three months ended September 30, 2000, SG&A expenses totaled $1,907,000 compared to $1,655,000 for the same period during the prior year and $1,886,000 for the second quarter 2000. Compared to the prior year, we expanded our sales and marketing efforts as a result of the acquisition of the Uniden PRC product line and to support our planned entry into the government and public safety digital markets. Also, we incurred additional legal fees, including those pertaining to the default of our former Brazilian dealer. Lastly, we incurred expenses related to the Uniden acquisition, financing initiatives, and strategic alternatives.

  For the nine months ended September 30, 2000, SG&A expenses totaled $5,312,000 compared to $5,301,000 for the same period during the prior year. Decreases in our overall SG&A workforce and other expenses were offset by expenses related to expanding our sales and marketing efforts and increased legal fees, as previously noted. During September 2000, we further reduced our SG&A workforce and specific expenses. Also, certain new product initiatives are largely completed, resulting in lower R&D expenses.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          -----------------------------------------------------------------
  FINANCIAL CONDITIONS-continued
  ------------------------------


  Interest Expense

  For the three months ended September 30, 2000 interest expense totaled $213,000 compared to $282,000 for the same period during the prior year. For the nine months ended September 30, 2000 interest expense totaled $735,000 compared to $810,000 for the same period during the prior year.

  In March, we sold our West Melbourne, Florida facility and satisfied the related note and mortgage, which totaled approximately $3.6 million. We also issued $3.25 million in 8% subordinated convertible notes. Primarily due to these transactions, as well as revenue growth during the third quarter, we reduced the utilization of our revolving credit facility by approximately $2.0 million as of September 30, 2000 compared to September 30, 1999.


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


  Income Taxes

  No income tax provision was provided for the three or nine months ended September 30, 2000 as we have net operating loss carryforward benefits totaling approximately $12.0 million at September 30, 2000. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we meet the more-likely-than-not criteria for recognizing a deferred tax asset and have provided valuation allowances against net deferred tax assets.


  Inflation and Changing Prices
  -----------------------------

  Inflation and changing prices for the three and nine months ended September 30, 2000 and 1999 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers. We are also subject to changing foreign currency exchange rates in the purchase of some raw materials. We employ several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the LMR markets are subject to similar fluctuations.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          -----------------------------------------------------------------
  FINANCIAL CONDITIONS-continued
  ------------------------------



  Liquidity and Capital Resources
  -------------------------------


  As of September 30, 2000, we had working capital of $7.8 million compared with $5.7 million as of December 31, 1999. This increase was primarily the result of 1) new product inventory that was part of our acquisition of Uniden America's private radio communications product lines, 2) increased accounts receivable as a result of improved revenues during August and September 2000,
  3) the successful private placement of $3.25 million in subordinated convertible notes, and 4) the sale of our 144,000 square foot facility in West Melbourne, Florida. Please see the notes to the condensed consolidated financial statements for further information.

  On June 16, 2000, the owner of a former RELM subsidiary defaulted on its obligations under a secured promissory note dated May 12, 1997. (see Notes To Condensed Consolidated Financial Statements). Under the note, a principal payment of $400,000, together with accrued interest was to be paid on June 16, 2000. We believe that all sums due will be recovered. The former subsidiary has engaged financial advisors to execute a refinancing program. Although such a program is not yet complete and formalized, we believe that the former subsidiary will successfully complete its refinancing and that the terms will include a substantial cash payment to RELM as well as a restructured payment schedule for the remaining unpaid balance.

  We have a $7.0 million asset-based revolving line of credit. As of September 30, 2000, the formula under the terms of the agreement supported a borrowing base totaling approximately $5.8 million, of which, approximately $1.0 million was available.

  Capital expenditures for property and equipment for the nine months ended September 30, 2000 were $217,000 compared to $738,000 for the same period during the prior year. The expenditures during the prior year related to new product development projects, including tooling, that are now largely completed.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
  -------  -----------------------------------------------------------------
  FINANCIAL CONDITIONS - continued
  --------------------------------


  Forward-Looking Statements
  --------------------------

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



  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
  -------  -------------------------------------------------------

   None.


  PART II- OTHER INFORMATION
  ---------------------------


  ITEM 6.  Exhibits and Reports of Form 8-K

   a) The following documents are filed as part of this report:
      3. exhibits: The exhibits listed below are filed as a part of, or incorporated by reference in this report:

      number                                  Exhibit
      -------                                 ---------

       27                               Financial Data Schedule

   b.)  Reports on Form 8-K
  The Registrant was not required to file reports on Form 8K during the quarter ended September 30, 2000.

  Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   RELM WIRELESS CORPORATION

                                   /s/ William P. Kelly
                                   --------------------
                                   William P. Kelly
                                   Chief Financial Officer and
     November 3, 2000              Vice President - Finance