Form 10-Q/A
period 2000-09-30
RELM WIRELESS CORP
filed 2000-12-15
CIK 2186

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                 FORM 10-Q / A-1


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

Commission file number 0-7336
                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)


                  Nevada                                  04-2225121
         -------------------------------                 ----------
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

       Registrant's telephone number, including area code: (321) 984-1414


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

Common Stock, $.60 Par Value - 5,321,174 shares outstanding as of October 20,
2000
================================================================================

                          PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 RELM WIRELESS CORPORATION
                           Condensed Consolidated Balance Sheets
                                       (Unaudited)
                                     (In thousands)

                                                 September 30           December 31
                                                      2000                  1999
                                                 -------------         ------------
                                                   (Unaudited)           (see note 1)

ASSETS
------
Current assets:
             Cash and cash equivalents               $    133          $      1
             Accounts receivable, net                   3,213             1,966
             Inventories                                9,419            10,211
             Notes receivable                             802               400
             Prepaid expenses and other current           627               501
             Investment securities - trading                -                 1
                                                 -------------     -------------
Total current assets                                   14,194            13,080

Property and equipment, net                             3,981             8,024
Notes receivable                                          893             1,295
Debt issuance costs, net                                  725                 -
Other assets                                              565               454
                                                 -------------     -------------
Total assets                                         $ 20,358          $ 22,853
                                                 =============     =============

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands except share data)

                                                                         September 30      December 31
                                                                             2000              1999
                                                                        ---------------    -------------
                                                                          (Unaudited)      (see note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------
Current Liabilities:
         Current maturities of long-term liabilities                           $ 1,577        $ 1,807
         Accounts payable                                                        3,349          4,447
         Accrued compensation and related taxes                                    613            514
         Accrued expenses and other current liabilities                            882            636
                                                                        ---------------   ------------
Total current liabilities                                                        6,421          7,404

Long-term liabilities:
         Loan, notes and mortgages                                               3,281          8,281
         Convertible subordinated notes                                          3,150              -
         Capital lease obligations                                                 224            791
                                                                        ---------------   ------------
                                                                                 6,655          9,072

Stockholders' equity:
         Common stock; $.60 par value; 10,000,000 authorized shares:
         5,321,174 and 5,090,405 issued and outstanding shares at
         September 30, 2000 and December 31, 1999, respectively                  3,192          3,053
         Additional paid-in capital                                             21,442         20,195
         Accumulated deficit                                                   (17,352)       (16,871)
                                                                        ---------------   ------------
Total stockholders' equity                                                       7,282          6,377

                                                                        ---------------   ------------
Total liabilities and stockholders' equity                                    $ 20,358       $ 22,853
                                                                        ===============   ============

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands except per share data)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              --------------------------------        -------------------------

                                           September 30        September 30         September 30        September 30
                                               2000                1999                 2000                1999
                                           ----------------   --------------        --------------        -----------

Sales                                        $ 5,958            $ 5,120               $ 15,712          $ 18,710
Expenses
       Cost of sales                           4,283              3,762                 11,572            13,342
       Selling, general & administrative       1,907              1,655                  5,312             5,301
                                           ----------         ----------              ----------       -----------
                                               6,190              5,417                 16,884            18,643
                                           ----------         ----------              ----------       -----------
Operating income (loss)                         (232)              (297)                (1,172)               67
Other income (expense):
       Interest expense                         (213)              (282)                  (735)             (810)
       Gain on sale of facility                    -                  -                  1,165                 -
       Net gains on investments                    -                  -                      -                48
       Other income                              115                281                    261               530
                                           ----------         ----------              ----------       -----------
Net loss                                      $ (330)            $ (298)                $ (481)           $ (165)
                                           ==========         ==========              ==========       ===========

Loss er share-basic and diluted             $ (0.06)           $ (0.06)               $ (0.09)          $ (0.03)
                                           ==========         ==========              ==========       ===========

See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                              NINE MONTHS ENDED
                                                                             ---------------------
                                                                     September 30          September 30
                                                                         2000                  1999
                                                                     -------------          -------------
Cash used by operations                                              $   (169)             $ (2,807)
Investing activities:
      Cash paid for Uniden product line                                (2,016)                    -
      Property and equipment purchases                                   (217)                 (634)
      Proceeds from disposals of assets                                 5,246                     -
      Proceeds from sale of marketable securities                           -                   748
      Collections on note receivable                                        6                   400
      Other                                                                 -                   (47)
                                                                     -----------          -------------
      Cash provided by investing activities                             3,019                   467

Financing activities:
      Net change in line of credit                                     (1,141)                1,644
      Proceeds from long term debt                                      3,250                 1,849
      Payment of long term debt                                        (4,551)               (1,549)
      Payment of debt issuance costs                                     (280)                    -
                                                                     -----------          -------------
Cash provided (used) by financing activities                           (2,722)                1,944

Increase (decrease) in cash                                               128                  (396)

Cash and cash equivalents at beginning of period                            1                   464
                                                                     -----------          -------------
Cash and cash equivalents at end of period                            $   129              $     68
                                                                     ===========          =============
Supplemental disclosure:
      Interest paid                                                   $   735              $    810
                                                                     ===========          =============
Non-cash transactions:
          Common stock and common stock warrants
          payable for debt issuance and acquisition costs             $ 1,059              $      -
                                                                     ===========          =============
          Warrants issued for consulting services                     $   226              $      -
                                                                     ===========          =============
          Common stock issued for conversion of debt                  $   100              $      -
                                                                     ===========          =============
See notes to condensed consolidated financial statements.


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

     The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares at $3.25 per share of the Company's common stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The warrants have a five year term and an exercise price of $3.25 per share. Additionally, the Company incurred approximately $778 in costs related to the private placement. These costs are currently being amortized on a straight-line basis over the life of the notes.

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


     Note Receivable

     On June 16, 2000, the owner of a former RELM subsidiary defaulted on its obligations under a secured promissory note dated May 12, 1997. The principal amount outstanding on the note is $1,600. Under the note, principal payments of $400 each, together with all accrued and unpaid interest were to be paid to the Company on June 16, 2000 and 2001, with a final installment due on June 16, 2002. The note is secured pursuant to a security agreement under which the former subsidiary has granted the Company a lien and security interest in certain collateral. The Company's security interest is subordinated to a security interest granted to the former subsidiary's senior lender and is subject to a standstill agreement with the senior lender. The principal of the former subsidiary has guaranteed the prompt and complete payment of the note. The Company is currently negotiating a resolution of this matter, which may include payment of amounts due to RELM as well as a restructured schedule for paying the remaining balance thereafter. There can be no assurance, however, that a resolution will be reached between the parties or that, if resolved, RELM will receive full payment of the principal and unpaid interest on the note.


3.   Inventories

     The components of inventory, net of reserves totaling $1,934 at September 30, 2000 and December 31, 1999, consist of the following:

                            September 30     December 31
                                2000              1999
                          ------------      ------------

Finished goods                $ 5,314           $ 5,065
Work in process                 1,030             1,645
Raw materials                   3,075             3,501
                          ------------      ------------
                              $ 9,419          $ 10,211
                          ============      ============

4.   Stockholders' Equity

     The consolidated changes in stockholders' equity for the nine months ended September 30, 2000 are as follows:

                                      Common Stock             Additional
                                   -------------------           Paid-In     Accumulated
                                    Shares         Amount        Capital         Deficit         Total
                                   --------------------------------------------------------------------

Balance at December 31, 1999         5,090,405      $ 3,053       $ 20,195      $ (16,871)     $ 6,377
Common stock issued                    200,000          120            531                         651
Common stock warrants issued                                           635                         635
Common stock issued                     30,769           19             81                         100
for conversion of debt
Net loss                                                                             (481)        (481)
                                  -------------------------------------------------------------------------
Balance at September 30, 2000        5,321,174      $ 3,192       $ 21,442      $ (17,352)     $ 7,282
                                  =========================================================================

5.   Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share:

                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                      --------------------------         ----------------------------
                                                 September 30    September 30          September 30     September 30
                                                    2000             1999                2000             1999
                                                  -------------------------            ---------------------------

Numerator:
   Net loss  (numerator for basic and
   diluted loss per share)                           $ (330)         $ (298)              $ (481)         $ (165)
                                                --------------- ------------------   -----------------  --------------
Denominator:
   Denominator for basic and diluted earnings
   per share-weighted average shares              5,303,114       5,046,416            5,193,213       5,046,416
                                                --------------- ------------------   -----------------  --------------
Basic and diluted loss per share                    $ (0.06)        $ (0.06)             $ (0.09)        $ (0.03)
                                                ================ =================   ================== ===============

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             ------------------------------------------------------------------
             FINANCIAL CONDITIONS
             --------------------
     Results of Operations

     As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                               Percentage of Sales                           Percentage of Sales
                               ----------------------------------------------------------------------
                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                             September 30        September 30     September 30         September 30
                                 2000                1999             2000                 1999
                             ------------        ------------     ------------         -----------
Sales                             100.0%          100.0%           100.0%               100.0%
Cost of sales                       71.9            73.5             73.7                 71.3
                             ------------        ------------     ------------         -----------
Gross margin                        28.1            26.5             26.3                 28.7
Selling, general and
  administrative expenses          (32.0)          (32.3)           (33.8)               (28.3)
Interest expense                    (3.5)           (5.5)            (4.7)                (4.3)
Other income                         1.9             5.5              9.1                  3.1
                             ------------        ------------     ------------         -----------
Net income (loss)                   (5.5)%          (5.8)%           (3.1)%               (0.8)%
                             ============        ============     ============        ============

 NET SALES
  Net sales for the three months ended September 30, 2000 increased approximately $0.8 million (16.4%) compared to the same period for the prior year. Revenues for our core land mobile radio (LMR) products increased $1.0 million (21.9%) for the same period. This increase is due primarily to sales of our BK LMR products to the U. S. Forest Service as a result of significant forest fires during the period. Also, new revenues for our Uniden products that were acquired earlier this year totaled approximately $0.2 million during the third quarter 2000. Non-LMR revenues decreased $0.2 million as we exited businesses and products that performed poorly or did not fit our strategic focus in wireless communications. These businesses and products included electronic components, consumer electronics, and commercial real estate.

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

     ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                -------------------------------------------------------------
                AND FINANCIAL CONDITIONS-continued
                ---------------------------------

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

     ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                -------------------------------------------------------------
                AND FINANCIAL CONDITIONS-continued
                ----------------------------------

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

     ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                -------------------------------------------------------------
                AND FINANCIAL CONDITIONS-continued
                ----------------------------------

     Liquidity and Capital Resources

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


     On June 16, 2000, the owner of a former RELM subsidiary defaulted on its obligations under a secured promissory note dated May 12, 1997. (See Notes To Condensed Consolidated Financial Statements). Under the note, a principal payment of $400,000, together with accrued interest was to be paid on June 16, 2000. The Company is currently negotiating a resolution of this matter, which may include payment of amounts due to RELM as well as a restructured payment schedule for the remaining unpaid balance. There can be no assurance, however, that a resolution will be reached between the parties or that, if resolved, RELM will receive full repayment of the principal and unpaid interest on the note.

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

     ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
     -------  --------------------------------------------------------------
     AND FINANCIAL  CONDITIONS -  continued
     --------------------------------------

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

     PART II- OTHER  INFORMATION

     ITEM 6.  Exhibits and Reports of Form 8-K

     a)    The following documents are filed as part of this report:
           3. exhibits: The exhibits listed below are filed as a part of, or incorporated by reference in this report:

           number                                            Exhibit
           -------                                           ---------
             27                               Financial Data Schedule


     b)    Reports on Form 8-K
           The Registrant filed reports on Form 8-K during the quarter ended September 30, 2000 as follows:
            (i) Report on Form 8-K reporting one Item 5 event filed on July 13,
                2000.
           (ii) Report on Form 8-K reporting one Item 5 event filed on August 15, 2000.


     Pursuant to the requirements of securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                               RELM WIRELESS CORPORATION

                                               /s/ William P. Kelly
                                               -------------------------
                                               William P. Kelly
                                               Chief Financial Officer and
         December 14, 2000                     Vice President - Finance