Form 10-K405
period 2000-12-31
RELM WIRELESS CORP
filed 2001-04-02
CIK 2186

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                                _______________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
     X ANNUAL REPORT PURSUANT TO SECTION 13 FOR ANNUAL AND TRANSITION REPORTS
  ----
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
     OR
___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                         Commission file number 0-7336
                           RELM WIRELESS CORPORATION
            (Exact name of registrant as specified in its charter)

               Nevada                            04-2225121
     (State of other jurisdiction of          (I.R.S. Employer
     Incorporation or organization)           Identification No.)

          7100 Technology Drive
          West Melbourne, Florida                   32904
     (Address of principal executive offices)     (Zip Code)
      Registrant's telephone number, including area code:  (321) 984-1414
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

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

                         Yes   X        No _______
                               -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on January 31, 2001, based on the closing price at which such stock was sold on the NASDAQ National Market on such date, was $5,776,790.

As of January 31, 2001, 5,346,174 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2000 Annual Shareholders' Meeting are incorporated by reference in Part III of this report. The Registrant's Proxy Statement will be filed within 120 days after December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Table of Contents
                               -----------------

PART I
Item 1.     Business.............................................................   1
Item 2.     Properties...........................................................   7
Item 3.     Legal Proceedings....................................................   7
Item 4.     Submission of Matters to a Vote of Security Holders..................   9

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters  11
Item 6.     Selected Financial Data..............................................  12
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................  14
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk...........  21
            Risk Factors.........................................................  22
Item 8.     Financial Statements and Supplementary Data..........................  33

PART III

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosures............................................  34
Item 10.    Directors and Executive Officers of the Registrant...................  34
Item 11.    Executive Compensation...............................................  34
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......  34
Item 13.    Certain Relationships and Related Transactions.......................  34

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  35
SIGNATURES.......................................................................  37

                                    Part I
                                    ------

Item 1. Business
----------------

General

RELM Wireless Corporation (together with its subsidiary, "RELM" or the "Company") designs, manufactures and markets wireless communication equipment consisting of land mobile radios ("LMRs") and base station components and systems.

During 2000, we completed our exit from businesses and products other than those relating to our wireless communications business. Accordingly, with the exception of certain product liability expenses related to its former specialty manufacturing subsidiary, operating results for 2000 reflect business activities solely within the LMR industry.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414. More information about us and our products is also available through the Internet at "RELM.com". The information provided on our website is not incorporated into this report.

History - Reincorporation of Adage, Inc. into RELM Wireless Corporation

RELM Wireless Corporation is the surviving corporation in the January 30, 1998 reincorporation merger (the "Reincorporation") of Adage, Inc., a Pennsylvania corporation ("Adage"), into RELM Wireless Corporation, its wholly owned subsidiary. The Reincorporation was approved by the shareholders of Adage at its annual meeting held on December 8, 1997.

As a result of the Reincorporation, each share of Adage common stock outstanding immediately prior to the Reincorporation was converted, effective as of January 30, 1998, into one share of RELM common stock and the trading symbol for the shares was changed from "ADGE" to "RELM".

Recent Developments

In May 2000, we engaged Janney Montgomery Scott (JMS) to provide certain investment banking services relating to, among other things, the private placement of our convertible subordinated promissory notes. In August 2000, we expanded the scope of our engagement of JMS to include its acting as a financial advisor in executing a program to enhance shareholder value. The engagement stipulated a cash fee, calculated as a percentage of the transaction value, to be paid by us to JMS upon closing a transaction. JMS, as a part of this program, has also been assisting us in identifying potential sources of funding for the development of digital LMR products.

In December 2000, we modified the terms of our loan to the company which purchased our former paper manufacturing subsidiary in 1997. In connection with the sale of the subsidiary in 1997, we took back a secured promissory note from the purchaser in the initial aggregate

----------------------------

principal amount of $2.4 million. In June 2000, the purchaser failed to make a $400,000 principal payment due on the note. The modification agreement we signed in December 2000 modified the terms of the original promissory note and required the purchaser to, at the closing of the loan modification, make a principle payment to RELM of $700,000 (which cured the default on a $400,000 principal payment) plus accrued interest of approximately $166,000. After this payment, the remaining principal amount due on the original note was $900,000. Also as part of the modification agreement, the original note was replaced by two secured promissory notes, one in the principal amount of $600,000 and the other in the principal amount of $300,000. The $600,000 note is payable in ten annual installments starting on April 2, 2002. The $300,000 note is payable in five annual installments starting on January 1, 2003. Interest on both notes is accrued at 2.75% over the prime rate and is payable, in the case of the $600,000 note, in annual installments, and, in the case of the $300,000 note, in semi-annual installments. The $600,000 note is subject to a standby creditor's agreement under which principal and interest payments on the note are contingent upon the purchaser achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements of the purchaser. As security for both notes, the purchaser has granted to us a lien and security interest in certain collateral. Our security interest, however, is subordinated to the security interest granted to the purchaser's senior lender. In addition, we are subject to a standstill agreement with the senior lender. A principal of the purchaser has guaranteed the prompt and complete payment of both notes when due. Both notes are subject to forbearance fee payment agreements with both the purchaser and the guarantor under which additional amounts may be payable to us if there is a merger, sale or change of control of the purchaser and if the notes are not paid in full by certain dates.

Sales Information

As an aid to understanding the impact of our decision to focus exclusively on our LMR business, the following table summarizes sales information by major product lines and industry:

                                         2000            1999            1998
                                      ----------------------------------------
                                                     (in Millions)

LMR-Gov't & Pub. Safety                  $14.7           $13.5           $12.3
LMR-Bus./Indus./Comm.                      6.4             7.0            10.9
Digital Data Communications(1)               -               -             1.6
Access Controls (1)                          -              .1             1.3
Electronic Components(1)                     -              .9             1.7
                                      ----------------------------------------
Total Wireless Comm. Equipment            21.1            21.5            27.8
Commercial Real Estate                       -              .9             1.7
                                      ----------------------------------------
Total Company                            $21.1           $22.4           $29.5
                                      ========================================

(1) - We have exited the Digital Data Communications, Access Controls and Electronic Components businesses. See "Discontinued Products and Product Lines."

----------------------------

Audited financial statements and detailed supplementary financial information are found in items 6, 7, and 8.

Description of Products

We design, manufacture, and market wireless communications equipment consisting of land mobile radios and base station components and subsystems. All of our products currently use conventional analog technology. We have developed a comprehensive plan to engineer and manufacture digital products that are compliant with the specifications of the Association of Public Communication Officials ("APCO") Project 25, and we have engaged an investment banker to assist in obtaining the capital that is required to execute this plan.

We sell our products under the "BK RADIO," "UNIDEN," and "RELM" brand names.

In September 1993, we purchased the assets of Bendix/King Mobile Communications Division of Allied Signal. This product line is sold under the "BK Radio" (formerly "Bendix King") brand names and consists of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety sectors. The BK Radio products have more extensive features and capabilities than the original line of RELM radios.

In March 2000, we purchased certain private radio communications product lines from Uniden America Corporation. These products primarily serve the commercial, business and industrial segment of the LMR market, and significantly broaden and modernize our offerings there. These products are currently sold under the "Uniden" brand name.

Description of Markets

Government and Public Safety Market
This market includes the military, law enforcement personnel, emergency medical personnel, and various agencies of federal, state, and local governments.

We offer products to this market under the "BK Radio" brand name. These products include mobile radios for mounting in vehicles, portable (hand-held) radios, base stations, and repeaters that enable two-way radios to operate over a wider area. We also manufacture and sell base station components and subsystems which are installed at radio transmitter sites to improve performance by reducing or eliminating signal interference and to enable the use of one antenna for both transmission and reception. Most of our sales in this market are made directly to the end-users.

During 2000, we expanded our BK Radio product line by introducing the GMH series of mobile radios. The GMH extends the features and functionality of our popular G-Series portable radios, including "flash technology", which allows users to change the character and options of the radio with computer software. This eliminates the need for expensive retrofitting and equipment replacement. These radios are also available in a remote-mount configuration. This allows the

----------------------------

main body of the GMH to be mounted in an out-of-the-way location, while the smaller control head can be mounted in a convenient and accessible location without taking up valuable space. Deliveries of the GMH to customers commenced in the fourth quarter of 2000.

Business, Industrial and Commercial Market
This market includes businesses and enterprises of all sizes that require fast, push-to-talk communication among a discrete group of users such as hotels, construction companies, schools, taxicabs, and airlines. We offer products to this market under the "Uniden" and "BK Radio" brands. These products include mobile radios, portable radios, base stations, and repeaters. We sell these products to original equipment manufacturers and dealers who resell the products to end-users.

Engineering, Research and Development
As of December 31, 2000, we had ten employees who devote all or a portion of their time to engineering, research, and development. We also utilize third party alliances as a supplement to internal research and development. For example, we are currently utilizing VDV Media, Inc. to develop multi-site dispatch capabilities for our Uniden Esas system products. Expenses for maintenance-of-line engineering as well as research and development totaled $1.2 million, $1.5 million, and $2.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. We anticipate that we will execute our plan for the development of APCO Project 25 compliant products in 2001, if we are able to raise the necessary funds to execute our plan.

Intellectual Property

We hold patents and patent licenses covering various land-mobile radio products that are currently marketed. These patents have various expiration dates out to the year 2004. While it is difficult to precisely assess their importance, we believe that certain of the patents and licenses may enhance our competitive position. We hold several trademarks related to the "RELM" name and our product names. In addition to intellectual property laws, we also rely on trade secret law and employee and third party non-disclosure agreements to protect our intellectual property rights.

Raw Materials and Manufacturing

We purchase completed transceivers, component parts and raw materials for assembly into finished products from both domestic and foreign suppliers. The primary foreign suppliers are located in the Pacific-Rim, including Uniden.

In connection with our acquisition in March 2000 of certain Uniden product lines, we entered into a manufacturing contract with Uniden Corporation pursuant to which Uniden Corporation manufactures our LMR products branded under the "Uniden" name. The Uniden manufacturing contract expires in September 2001 unless it is renewed by the parties. We anticipate that the contract will be renewed.

----------------------------

Also in March 2000, in connection with the sale of our facility in West Melbourne, Florida, we entered into a contract manufacturing agreement for the manufacture of certain LMR subassemblies for a period of five years. Under this agreement, in March 2000, the contract manufacturer employed approximately 68 (68%) of our direct manufacturing workforce and agreed to purchase certain existing inventories from us on an "as needed" basis, based upon our requirements for finished products and subassemblies. The contract manufacturer will, in the future, purchase raw materials related to the manufacturing of these subassemblies. We will continue to perform value-added manufacturing functions including final testing and assembly. Certain of the components we use in our products are only available from a single source. The amount of these components is not material relative to our total component and raw material purchases. During the years ended December 31, 2000, 1999, and 1998, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component may delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We believe that our supplier relationships are strong.

Seasonal Impact

Demand for our "BK Radio" LMR products is typically the greatest during the summer season because of the increased forest fire activity during that time of year.

Significant Customers

In 1996, we were awarded a contract to provide land mobile radios to the United States Army. This contract is for a term of five years with no specified minimum purchase requirement. Shipments commenced in 1998 and totaled $10.4 million, representing 22.9% of total sales for that year. Shipments were suspended in 1998 because the customer had inventory that was sufficient to meet its requirements throughout the year. Shipments under this contract in 1999 and 2000 totaled $1.8 and $2.0 million, respectively.

Backlog

Our order backlog was approximately $2.5 million and $2.0 million as of December 31, 2000 and 1999, respectively.

Competition

The worldwide land mobile radio markets are estimated to be $7.5 billion with annual growth of less than 5%. We compete with many domestic and foreign companies in these markets. One competitor holds a share of the market estimated to exceed 70%. We compete in these markets by capitalizing on our strengths, which include quality, speed, and customer responsiveness. We believe that we are competitive with regard to these factors.

----------------------------

Employees

In March 2000, in connection with our entering into a contract manufacturing agreement, the contract manufacturer hired approximately 68 of our direct manufacturing workforce. As of December 31, 2000, we had 84 full time employees.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of wireless communications equipment by location of our customers:

                                   2000            1999            1998
                             ----------------------------------------------
                                                (in Millions)

United States                     $20.4           $20.7           $24.9
South America                         -               -             2.1
Europe                               .7              .7              .6
Other International                   -              .1              .2
Total                             $21.1           $21.5           $27.8

Discontinued Products and Product Lines

Electronic Components
Until the third quarter of 1999, we marketed electronic components, primarily crystals and clock oscillators, to electronic component distributors and original equipment manufacturers through one of our subsidiaries. These components were used in various electronic products including computers, scales, keyboards, and toys. We sold this product line in September 1999 for approximately $500,000, which was slightly more than its net book value.

Digital Data Communications Equipment
Until August 1998, we manufactured load management systems for sale to electric utility companies, dealers, and jobbers. A load management system enables its user to limit usage of electricity during peak demand periods. We sold this product line to our former product line manager in August 1998 for $105,000, which represented the approximate fair market value of its net assets.

Radio Controls for the Garage Door and Gate Operator Industry
Until 1997, we manufactured small, low-powered receivers, transmitters, and control circuit boards designed by Allister Access Controls, one of our former subsidiaries ("Allister"). These products control the operation of automatic garage door and gate operators and were manufactured under the Allister and Pulsar brand names. We sold Allister in 1997.

----------------------------

Redgo Properties, Inc.
Redgo Properties, Inc. was one of our wholly owned subsidiaries which was engaged in developing and managing real estate. In 1995, we decided to discontinue this segment and we sold our two remaining holdings in the first and second quarters of 1999.

Item 2. Properties
------------------

Owned

In March 2000, we sold our 144,000 square foot office and industrial building located on 20 acres in West Melbourne, Florida for $5.6 million. The transaction resulted in a gain of approximately $1.2 million.

Leased

In March 2000, we moved all of our operations to approximately 54,000 square feet of comparable leased space at a nearby location in West Melbourne, Florida. The lease has a term of five years. Rental, maintenance and tax payments in 2000 were approximately $274,000.

Item 3. Legal Proceedings
-------------------------

On February 14, 1996, the Insurance Commissioner of the Commonwealth of Pennsylvania (the "Insurance Commissioner"), in her capacity as statutory liquidator for Corporate Life Insurance Company ("Corporate Life"), filed a complaint against multiple defendants in the Commonwealth Court of Pennsylvania, including RELM and Mr. Donald Goebert (in his capacity as an officer and Director of RELM). The specific claims alleged against RELM and Mr. Goebert are for a preferential transfer, conspiracy and common law fraud arising from a 1987 transaction between RELM and Corporate Investment Company ("CIC"), the parent Company of Corporate Life, pursuant to which RELM and CIC exchanged promissory notes in the amount of $1,700,000 (the "Note Transaction"). In connection with the Note Transaction, CIC pledged to RELM as security for its note payment obligation its shares of stock of Corporate Life. CIC subsequently defaulted on its note. In 1991, at the demand of the Insurance Commissioner, CIC sold Corporate Life to American Homestead, Inc. ("AHI") and, in connection with such sale, RELM assigned its note receivable from CIC along with the collateral to AHI. As consideration for this assignment, AHI agreed to assume RELM's obligations under its note to CIC in the amount of $1,700,000. Accordingly, although the complaint alleges a claim for a preferential transfer, RELM received no payment of funds from CIC. The conspiracy claims are non-specific but pertain to the sale of Corporate Life to AHI in 1991. Mr. Goebert was an officer and director of CIC. RELM is currently in the preliminary stages of discovery in connection with the Note Transaction. No discovery has been conducted in connection with the conspiracy claims.

-------------------------------------

In a related action in 1994, the Trustee and statutory liquidator of CIC, in connection with the current bankruptcy proceedings of CIC, brought an adversarial proceeding in the United States District Court for the Eastern District of Pennsylvania against RELM, Mr. Goebert and other individuals and entities that were involved in the sale of Corporate Life to AHI.

This adversarial proceeding alleges the same claims as in the action brought by the Insurance Commissioner in connection with the Note Transaction and the sale of Corporate Life. This Federal case is in civil suspense pending the outcome of the state Court proceeding. RELM believes that an adjudication of the action brought by the Insurance Commissioner will in effect resolve both of the related matters on the legal principles of collateral estoppel and/or issue preclusion. RELM believes that there will be no material adverse effect on the financial position of the Company as a result of these actions.

On February 12, 1999, the Company initiated criminal and civil proceedings in Sao Paulo, Brazil against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1.4 million. Exhaustive negotiations were conducted by the Company's executive management team, resulting in multiple proposals to satisfy the debt. One proposal was accepted by Chatral's principals, including a signed debt confession and promissory notes. As economic conditions in Brazil deteriorated in the next several days, additional disputes arose and Chatral defaulted on the terms of these documents. Subsequent attempts to negotiate were unsuccessful. The Company is vigorously pursuing all avenues to collect the outstanding balance. Currently, the amount of recovery, if any, is uncertain. Accordingly in 1998, the Company established a $1.4 million allowance for doubtful accounts. On December 8, 1999, Chatral filed a counter claim against the Company in the United States District Court for the Southern District of Florida that alleges damages totaling $8 million as a result of the Company's discontinuation of shipments to Chatral. The Company moved to dismiss the case and stay discovery on the basis that Florida is an inappropriate forum for the litigation. This motion is currently pending. In September 2000, the parties attempted, unsuccessfully, to resolve the dispute through mediation. Although the Company believes that it has defenses of merit, the outcome of this action is uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.

In June 1999, we initiated collection and legal proceedings against TAD radio Inc. ("TAD") in Canada for failure to pay for product shipments totaling $108,000. On December 30, 1999, TAD filed a claim against RELM for damages estimated to be $400,000 in the United States District Court, Southern District of Florida. Generally, the plaintiff contended unfair and malicious conduct on the part of RELM, in product sales and warranty claim matters and alleged loss of profits, goodwill, and market share. In September 2000, the parties settled the dispute through mediation for a cash payment of $50,000 to TAD by RELM.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of our shareholders was held on October 30, 2000. Of the 5,346,174 shares of common stock outstanding and entitled to vote at the meeting, 4,446,044 shares were represented in person or by proxy.

Election of Directors

On the proposal to elect Donald F. U. Goebert, David. P. Storey, Buck Scott, Robert MacDonald, Ralph R. Whitney, James C. Gale, and George M. Benjamin III as directors until the 2001 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below:

                                           For           Withheld
                                      ------------------------------
Donald F. U. Goebert                    4,103,571         342,473
David P. Storey                         4,118,456         327,588
Buck Scott                              4,103,719         342,325
Robert MacDonald                        4,118,423         327,621
Ralph R. Whitney                        4,118,494         327,550
James C. Gale                           4,118,494         327,550
George N. Benjamin III                  4,118,494         327,550

Private Offering of Equity Securities or Securities Convertible Into Equity Securities Not To Exceed $10,000,000
On the proposal to approve a private offering, not to exceed $10,000,000, of the Company's equity securities or securities convertible into equity securities, 2,143,788 shares were voted for the proposal, 423,601 shares were voted against the proposal, and 1,878,655 shares abstained from the vote. The affirmative vote of the holders of a majority of the total votes cast was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.

Amendment To The Articles Of Incorporation To Increase Authorized Shares Of Common Stock From 10 Million To 20 Million And Authorized Shares Of Preferred Stock From 20,000 to 1 Million
On the proposal to amend article five of the Company's articles of incorporation, increasing the number of authorized shares of common stock from 10 million to 20 million and increasing the number of authorized shares of preferred stock from 20,000 to 1 million, 2,166,641 shares were voted for the proposal, 404,416 shares were voted against the proposal, and 1,874,987 shares abstained from the vote. The affirmative vote of the holders of a majority of our common stock was required to approve this proposal. Based on this vote, the proposal was not approved by the shareholders.

-----------------------------------------------------------------------

Ratification Of The Appointment Of Ernst & Young, LLP As Independent Certified Public Accountants
On the proposal to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors, 4,420,448 shares were voted for the proposal, 19,052 shares were voted against the proposal, and 6,544 shares abstained from the vote. The affirmative vote of the holders of a majority of the total votes cast was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.

                                    Part II

Item 5. Market for the Registrant Common Equity and Related Stockholders Matters
--------------------------------------------------------------------------------

Our common stock is traded on the NASDAQ National Market System. Formerly, the symbol was "ADGE". The symbol changed to "RELM" effective on January 30, 1998. The following table sets forth for the periods indicated the high and low closing sale prices of the common stock as furnished by NASDAQ.

     1999 Quarter Ended                            High       Low
     -----------------------------------------------------------------

     March 31, 1999                               $2.375    $1.406
     June 30, 1999                                 4.000     1.750
     September 30, 1999                            4.500     1.938
     December 31, 1999                             5.688     2.000

     2000 Quarter Ended                            High       Low
     -----------------------------------------------------------------
     March 31, 2000                               $8.125    $2.875
     June 30, 2000                                 4.188     2.000
     September 30, 2000                            2.500     1.563
     December 31, 2000                             2.000     0.313

On February 1, 2000, there were 1,191 holders of record of our common stock.

RELM has filed an application for transfer from the Nasdaq National Market to the Nasdaq SmallCap Market System in order to better position the Company to maintain continued compliance with Nasdaq listing requirements. The Company will continue to be traded on the Nasdaq National Market under the symbol RELM pending the conclusion of the transfer application review process. There can be no assurance the Company's transfer application will be granted or that the Company will be able to maintain compliance with the SmallCap Market listing standards.

No cash dividends were paid with respect to our common stock during the past five years. We intend to retain our earnings to fund growth and, therefore, do not intend to pay dividends in the foreseeable future. Additionally, our revolving credit agreement restricts our ability to pay dividends.

On March 16, 2000, we completed the private placement of $3.25 million of convertible subordinated notes. The notes were sold to the following participants: Stephen Dulmage, Russell Henderson (RELM Senior Vice President of Sales and Marketing), Steven Howard, Richard Laird (RELM President and CEO), Ted Markovits, Omro Investments LTD, Stuart McGregor, Tropical Cave (Bahamas) LTD, Moisha Schwimmer, Brian Usher-Jones, Richard L. Zord, Lorraine Dipaolo, William Barrett, Special Situations Private Equity Fund, L.P., and Simmonds Capital LTD. The notes earn interest at 8% per annum, are convertible into our common stock at $3.25 per share, and are due on December 31, 2004. We paid a commission of $90,000 to Janney

Item 5. Market for the Registrant Common Equity and Related Stockholders Matters
--------------------------------------------------------------------------------
(continued)
-----------

Montgomery Scott for the placement of $1.8 million of the notes. The notes were sold under rule 506 of Regulation D under the Securities Act in an issue not involving a public offering. We registered the shares of common stock underlying the convertible notes effective June 16, 2000. We used portions of the proceeds from this private placement to acquire the Uniden private radio communications product lines. We used the remaining proceeds for working capital requirements.

In connection with our private placement of convertible subordinated notes, we granted to Simmonds Capital Limited 50,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock. The warrants have a five year term and an exercise price of $3.25 per share. The shares and the warrants were sold under rule 506 of Regulation D under the Securities Act in an issue not involving a public offering.

In May 2000, we engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, we granted warrants to JMS to purchase 166,153 shares of our common stock for an aggregate purchase price of one hundred dollars. The shares and the warrants were sold under rule 506 of Regulation D under the Securities Act in an issue not involving a public offering.

Item 6. Selected Financial Data
-------------------------------

The following table summarizes selected financial data of RELM and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:

-------------------------------------------

Statement of Operations (In Thousands, except per share data)

                                                          Year ended December 31
                                     2000           1999           1998          1997           1996
                                ------------------------------------------------------------------------
Sales                              $21,054        $22,404        $29,530       $ 45,376        $47,646
Loss From Continuing
 Operations                         (1,162)        (2,294)        (4,907)       (11,974)        (1,347)
Loss From Discontinued
 Operations                           (266)             -           (725)        (2,836)        (2,679)
Extraordinary Gain                       -              -            227              -              -
Net Income (Loss) (1)              $(1,428)       $(2,294)       $(5,405)      $(14,810)       $(4,026)
                                ------------------------------------------------------------------------
Loss Per Share From
 Continuing Operations (1)         $ (0.22)       $ (0.45)       $ (0.97)      $  (2.36)       $ (0.26)
Loss Per Share From
 Discontinued Operations             (0.05)             -          (0.15)         (0.56)         (0.52)
Earnings Per Share From
 Extraordinary Item                      -              -           0.05              -              -
Net Earnings (Loss) Per
 Share (1)                         $ (0.27)       $ (0.45)       $ (1.06)      $  (2.92)       $ (0.78)
                                ------------------------------------------------------------------------

(1) After giving effect to an $984,000 net gain on the sale of our manufacturing facility in the first quarter of 2000 and the sale of certain equipment in the fourth quarter of 2000.

Balance Sheet

                                                               December 31
                                     2000           1999           1998          1997          1996
                                ------------------------------------------------------------------------
Working Capital                     $ 7,679        $ 5,676        $ 6,573       $10,307       $27,008

Total Assets                         18,422         22,853         26,827        31,665        54,028

Long-Term Debt                        6,353          9,072          8,755         7,440        15,554

Total Shareholders Equity             6,360          6,377          8,671        14,034        29,214

Net Sales for the year ended December 31, 1998 decreased $15.8 million or 34.9% from the prior year. Of the total decrease, $11.0 million is attributed to LMR products, $2.2 million to commercial real estate, $1.5 million to digital data communications, $1.0 million to access controls, and $0.1 million to electronic components.

-------------------------------------------

The decreases reflect our strategy to exit non-LMR businesses and to discontinue products and lines that were inadequately profitable. Specifically, we sold our digital data communications business and exited from the access controls, consumer electronics, and commercial real estate businesses. LMR sales were impacted by the lack of shipments to the U.S. Army. Throughout the year the U.
S. Army had inventory quantities that were sufficient to meet its users' requirements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

General

During the period from 1996 through 1999, our operations were significantly restructured to focus on wireless communications and the LMR markets. During 1999, we completed our exit from businesses and products that were outside our focus in wireless communications when we sold all of our remaining commercial real estate holdings as well as our electronic components product line. Accordingly, with the exception of certain product liability expenses related to its former specialty manufacturing subsidiary, operating results for 2000 reflect business activities solely within the LMR industry.

The restructuring actions have reduced our revenue base. In response, we have reduced all operating expenses and employment. As a result, we were able to maintain gross profit margins on lower revenues. Operating expenses in 2000 were reduced by approximately $0.6 million (7.7%) compared to operating expenses in 1999. We realized a gain of approximately $1.2 million on the sale of our facility in West Melbourne, Florida and a loss of approximately $0.3 million on the sale of certain manufacturing equipment. The net effect of these transactions reduced operating losses to $1.4 million. Interest expense in 2000 decreased by approximately $146,000 (13.5%) compared to 1999 primarily as a result of the satisfaction of the mortgage on our former facility in connection with its sale and as a result of using both working capital and a portion of the proceeds from our private placement of convertible subordinated notes to reduce the amounts outstanding on our revolving credit facility.

During the year, we completed aggressive initiatives for revenue growth and to further reduce manufacturing overhead and operating expenses. For revenue growth, we completed the acquisition of the private radio communications product lines from Uniden America Corporation. Additionally, we introduced our new "G-Series" mobile radios. Our sales and marketing initiatives in the government and public safety sector as well as the commercial and industrial sector have been consolidated under the direction of Thom Morrow who has in excess of 20 years of sales and marketing experience in the LMR industry.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

We significantly reduced manufacturing overhead and operating expenses during 2000 primarily through facility, staff and spending reductions, much of which was the result new outsourcing arrangements. We executed an agreement to out-source a portion of our manufacturing activities to a contract manufacturer. Under this agreement, the contract manufacturer employed 68 of our direct manufacturing workforce and agreed to purchase certain existing inventories us as an "as needed" basis, based upon our requirements for finished products and subassemblies. Also, we sold our 144,000 square foot facility in West Melbourne, Florida and leased reduced square footage nearby at a substantially lower cost.

Engineering and R&D spending in 2000 was reduced from the previous year by approximately $200,000 (13.5%) as our most significant new product initiative, the GMH series radios, was completed. We have developed a comprehensive plan to engineer and manufacture digital products that are compliant with the specifications of APCO Project 25, and we have engaged Janney Montgomery Securities, an investment banker, to assist in obtaining the capital that is required to execute this plan.

Results Of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statement of operations expressed as a percent of sales:

                                                                  Percent of Net Sales
                                                                for Year Ended December 31
                                                          2000             1999             1998
                                                       --------------------------------------------
     Sales                                               100.0%           100.0%           100.0%
     Cost of Sales                                        74.4             74.2             77.4
                                                       --------------------------------------------
     Gross Margin                                         25.6             25.8             22.6
     Selling, General, and Administrative
      Expenses                                           (33.0)           (33.5)           (33.4)
     Impairment Loss                                         -                -             (3.3)

     Interest Expense                                     (4.4)            (4.8)            (2.7)
     Gain on Sale of Facility and Equipment                4.7                -                -
     Other Income Expense                                  1.6              2.3               .2
                                                       --------------------------------------------
     Pretax Loss from Continuing Operations               (5.5)           (10.2)           (16.6)
     Income Tax Expense                                      -                -                -
                                                       --------------------------------------------
     Loss from Continuing Operations                      (5.5)%          (10.2)%          (16.6)%
                                                       ============================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Fiscal Year 2000 Compared With Fiscal Year 1999
-----------------------------------------------

Net Sales

Net Sales for the year ended December 31, 2000 decreased $1.3 million or 6.0% from the prior year. Substantially all of the decrease is attributed to businesses and product lines that have been sold or discontinued, reflecting our strategy to focus on wireless businesses and to exit or discontinue products and businesses that do not fit this focus or that perform poorly.

Sales in 2000 to the government and public safety segment of the LMR market increased $1.2 million (8.9%) compared to the previous year. This increase was due primarily to sales of our BK Radio products to the U. S. Forest Service as a result of significant forest fires.

Sales in 2000 to the commercial and industrial segment of the LMR industry decreased $1.3 million (18.6%) compared to the previous year. This decrease was due in large part to the transition of this business segment to the newly acquired Uniden products. As a result of manufacturing delays, however, the full line of these products was not available for sale until late in the fourth quarter.

Cost of Sales

Cost of Sales as a percent of net sales for the year ended December 31, 2000 increased to 74.4% from 74.2% in the prior year. We realized improved margins on our BK Radio product revenues as a result of higher volumes and the outsourcing of certain manufacturing processes. Margins on Uniden products, however, largely offset these improvements. Because new Uniden products were not available for sale until late in 2000, most of the Uniden revenues during the year were from the sale of older, lower margin inventory products.

In sizing the business to anticipated shipment and manufacturing volumes, employment and manufacturing support expenses were significantly reduced during the year. We sold our Florida facility and leased reduced square footage at a nearby location. Also, we outsourced a portion of our manufacturing activities to a contract manufacturer. Related to this action, we sold surface mount equipment and related capital lease was terminated

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 2000, SG&A expenses totaled $6.9 million or 33.0% of net sales compared with $7.5 million or 33.5% for the prior year. As a result of all of our restructuring actions, 6 employees and approximately $1.3 million in annualized expenses were eliminated from the SG&A cost structure. Engineering spending, was reduced approximately $200,000 compared to the prior year as the GMH development was completed

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

and as we seek funding to complete our digital product development plan. G&A spending was reduced by approximately $500,000 compared to the prior year as a result of staff and expense reductions in the finance, human resources, information systems, and headquarters functions.

Interest Expense

Interest expense decreased $146,000 for the year ended December 31, 2000 to approximately $933,000 compared to approximately $1,079,000 for the prior year primarily as a result of the satisfaction of the mortgage on our facility in connection with its sale and as a result of using both working capital and a portion of the proceeds from our private placement of convertible subordinated notes to reduce the amounts outstanding on our revolving credit facility.

Income Taxes

Income taxes represented effective tax rates of 0% for the years ended December 31, 2000 and 1999. These tax rates are made up of a 34% effective tax rate, the respective state tax rates where we do business, and changes in valuation allowances related to deferred tax assets. For tax purposes, at December 31, 2000, we have federal and state net operating loss carryforwards of approximately $30.8 million. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2004.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the realizability of the deferred tax assets on our balance sheet and do not believe that we have met the more likely than not criteria; therefore we have established a valuation allowance in the amount of $12.2 million and $11.8 million against our net deferred tax assets at December 31, 2000 and 1999, respectively.

The net change in total valuation allowance for the period ended December 31, 2000 was $476,000 and relates to our expectations regarding utilization of our net deferred tax assets, including available net operating loss and tax credit carryforwards.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Fiscal Year 1999 Compared With Fiscal Year 1998
-----------------------------------------------

Net Sales

Net Sales for the year ended December 31, 1999 decreased $7.1 million or 24.1% from the prior year. Of the total decrease, $2.3 million is attributed to LMR products, while $4.8 million is attributed to businesses and product lines that have been sold or discontinued.

The decreases reflect the continued implementation of our strategy to focus on wireless businesses and to exit or discontinue products and businesses that do not fit this focus or that perform poorly. Specifically, in 1999, we sold our electronic components business and the remainder of our commercial real estate holdings. Furthermore, we completed our exit from the consumer products and access controls businesses.

Sales of our BK Radio products in 1999 increased $1.3 million (11.2%) compared to the previous year. This increase was due primarily to the resumption of shipments to the U.S. Army. During 1998, the Army did not take any product shipments from us because of its high product inventory levels at that time.

Sales of our RELM products decreased $3.6 million (45.2%) compared to the previous year. This decrease was due in large part to the default of our Brazilian dealer on amounts due to us totaling $1.4 million. As a result of the default, we discontinued shipments to this dealer. Shipments to this dealer in the previous year totaled approximately $2.1 million. The decline in RELM sales are also indicative of our aging product designs in this segment. Our strategy is to modernize and broaden our product offerings through acquisitions and alliances.

Cost of Sales

Cost of Sales as a percent of net sales for the year ended December 31, 1999 decreased to 74.2% from 77.4% in the prior year. This decrease was primarily the result of our continued focus on higher margin LMR products and discontinuing other less profitable products and product lines. Furthermore, a larger percentage of our total LMR net sales were in higher margin BK Radio products. Additionally, we have negotiated more favorable pricing and terms from major suppliers, particularly those in the Pacific Rim. Also, 1999 was our first full year of operations after the implementation of our company-wide quality program. This program has been instrumental in first-pass yield improvements and cost reductions.

In continuing to respond to the lower shipments and manufacturing volumes, employment and manufacturing support expenses were significantly reduced during the year. The number of employees decreased by 31, while approximately $912,000 of expenses was trimmed. We have sold our Florida facility and leased reduced square footage at a nearby location. Also, we have outsourced a portion of our manufacturing activities to a contract manufacturer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 1999, SG&A expenses totaled $7.5 million or 33.5% of net sales compared with $9.9 million or 33.4% for the prior year. As a result of our restructuring and the sale or discontinuation of certain businesses and product lines, 16 employees and approximately $1.2 million in expenses were eliminated from the SG&A cost structure. R&D spending was reduced $794,000 compared to the prior year as our major R&D project was largely completed. Legal expenses increased during the year as a result of defending litigation that was brought against RELM.

Interest Expense

Interest expense increased $282,000 for the year ended December 31, 1999 to approximately $1,079,000 from approximately $797,000 for the prior year. Due to reduced revenues, we increased our borrowings under our revolving credit facility.

Income Taxes

Income taxes represented effective tax rates of 0% for the years ended December 31, 2000 and 1999. These tax rates are made up of a 34% effective tax rate, the respective state tax rates where we did business, and changes in valuation allowances related to deferred tax assets.

For tax purposes, at December 31, 1999, we had federal and state net operating loss carryforwards of approximately $29.1 million. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2004.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the realizability of the deferred tax assets on our balance sheet and do not believe we have met the more likely than not criteria; therefore we established a valuation allowance in the amount of $11.8 million and $12.2 million against our net deferred tax assets at December 31, 2000 and 1999, respectively.

The net change in total valuation allowance for the period ended December 31, 1999 was $451,000 and relates to our expectations regarding utilization of our net deferred tax assets, including available net operating loss and tax credit carryforwards.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Year 2000 Discussion
--------------------

We completed year 2000 readiness procedures during 1999. We did not experience any material adverse impact from any issue related to the year 2000.

Dividends
---------

No cash dividends have been paid with respect to our common stock during the past five years. We intend to retain our earnings to fund growth and, therefore, do not intend to pay dividends in the foreseeable future. In addition, our revolving credit lines restricts our ability to pay dividends.

Liquidity and Capital Resources
-------------------------------

On December 31, 2000, we had working capital totaling $7.7 million, an increase of $2.0 million from December 31, 1999. This increase was primarily the result of the elimination of certain debt, including the mortgage on our former facility and the capital lease in connection with the sale of certain of our manufacturing equipment. Additional working capital was provided from the private placement of convertible subordinated notes and the sale of our former facility. Also, working capital increased as a result of improvements in our collection cycle and inventory management which, in turn, permitted the reduction of certain aged accounts payable.

We have a $7 million revolving line of credit with Summit Commercial/Gibraltar Corp which expires in February 2002. As of December 31, 2000, we had borrowed $3.3 million under the revolving line of credit. Our borrowing base currently supports approximately $5.1 million of borrowings, of which we had approximately $1.1 million available as of December 31, 2000. In March 2000, our lender agreed to modify certain financial covenants in the line of credit effective as of December 31, 1999, to cure certain covenant defaults as of December 31, 1999.

As of December 31, 2000, we were in default of certain financial covenants under the line of credit. In February 2000, our lender signed of waiver of those defaults effective as of December 31, 2000. In March 2001, our lender agreed to modify those covenants effective as of January 1, 2001.

Capital expenditures for the year ended December 31, 2000 were approximately $251,000. These expenditures were primarily for tooling required to manufacture new products and for manufacturing and test equipment. Future capital expenditures are expected to increase when we commence execution of our digital development plan. The current revolving line of credit contains restrictions on our capital expenditures. We believe that these restrictions will not impact the execution of our capital investment plans. We anticipate that capital expenditures will be funded through operating cash flow and new sources of financing.

On March 16, 2000, we sold $3.25 million of convertible subordinated notes. The proceeds from this offering were used to purchase the Uniden private radio communications product lines to

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

repay a portion of the revolving line of credit and for working capital requirements. Management currently believes that existing cash funds generated from operations and credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next twelve months.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The words "believe", "estimate", "expect", "intend", "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------

We were subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under a mortgage of our primary operating facility. We had entered into an interest rate swap to reduce our exposure to such fluctuations. Under this arrangement, we converted our variable LIBOR-rate mortgage into a mortgage with a fixed rate of 8.85%. As of December 31, 1999, the amount outstanding on the mortgage was approximately $3.7 million. In March 2000, we sold our facility and satisfied our obligations under the terms of the mortgage and the related interest rate swap contract (see note 16 of notes to consolidated financial statements).

--------------------------------------------------------------------------------

Risk Factors
------------

     We have incurred substantial losses, including losses of $1,428,000, $2,294,000 and $5,405,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, we had an accumulated deficit of approximately $18,299,000.

     Because of our recent shift in focus on the LMR business, we have a limited comparative operating history that investors may use to evaluate our future prospects. Since 1997, we have been working to shift our focus exclusively to the LMR business by selling or discontinuing our non-LMR products as well as LMR products that were performing poorly. During 2000, we completed our exit from non-LMR businesses. Accordingly, we have only a limited operating history on which investors can evaluate our potential performance and prospects for success. Because of our limited relevant operating history, our historical financial information is of limited value in projecting our future results.

     In light of the nature of our LMR business our operating results are difficult to forecast. Sales and operating results in the LMR business difficult to forecast, because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our expenses in a timely manner to compensate for any unexpected revenue shortfall. A shortfall in revenues may harm our business and operating results. In addition, we are and will continue to be subject to numerous risks, uncertainties, expenses, delays, and difficulties in our attempt to concentrate our efforts on the LMR business in a highly competitive industry.

     Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Our quarterly revenues and operating results have fluctuated significantly in the past as we have shifted our focus exclusively to the LMR business. Future fluctuations may result from a variety of factors including the following:

     -    Our dependence upon orders placed by our four largest customers;

     - The timing and amount of orders we receive from our customers, which may be tied to seasonal demand;

     - Cancellations or delays of customer product orders, or the loss of a significant customer;

     - Reductions in consumer demand for our customers' products generally or for our products in particular;

     - A reduction in the average selling price for our products as a result of competitive factors;

     -    The timing and amount of research and development expenditures;

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     -    General business conditions in our markets;

     - Any new product introductions, or delays in product introductions, by us or our competitors;

     - Increased costs charged by our suppliers or changes in the delivery of products to us; and

     - Increased competition or reductions in the prices that we are able to charge.

As a result of these and other factors, we believe that period-to-period comparisons of our historical results or operations may not be a good predictor of our future performance.

     We will continue to need significant capital to finance our growth. We may not be able to obtain it on terms acceptable to us or at all. In order to compete with other LMR companies, we need to complete the development of our digital products. We currently lack sufficient capital to complete this development. Therefore, we must seek additional financing or pursue other initiatives to fund the development. At this time, we have no arrangements with respect to, or sources of, additional financing. There can be no assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to us. Further, if we issue equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing stockholders, and the ownership percentage of our stockholders would be reduced. If necessary, we will obtain shareholder approval prior to such an issuance of equity securities.

     We are highly leveraged and the significant amount of our liabilities could adversely affect our financial health. We have a significant amount of liabilities. At December 31, 2000, our total debt was approximately $12,062,000 and stockholders' equity was approximately $6,360,000.

Our leverage could have important consequences to you. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our indebtedness;

     - increase our vulnerability to general adverse economic and industry conditions;

     - limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

     - require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     - limit our flexibility in planning for, or reacting to, changes in our business and industry; and

     -    limit our ability to borrow additional funds.

In addition, we may incur significant additional indebtedness under our Summit loan agreement. Any additional borrowings would further increase the amount of our leverage and the associated risks.

     We will require a significant amount of cash to service our indebtedness. Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash in the future through sales of our LMR products. We cannot assure you that our available liquidity will be sufficient to service our indebtedness. Without sufficient funds to service our indebtedness, we would have liquidity constraints and would need to seek additional financing from other sources, but we may not be able to do so on commercially reasonable terms, or at all.

     Our business will suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog products to digital products. In addition, new standards for LMR compatibility (the APCO 25 Standards) have been adopted and the market demand for APCO 25 compliant products is growing. Our future success and prospects for growth will depend upon our ability to enhance current products and to introduce new products which address these and other technological and market developments and satisfy the increasingly sophisticated needs of customers, all in a timely manner. Digital and APCO 25 compliant products are already being brought to the market by several of our competitors. We have not yet offered a digital product or products which are compatible with the APCO 25 standards. Bringing such products to market and achieving a significant share of the market for these products will require substantial expenditures of funds to complete research and development and extensive marketing to achieve market penetration. In order to bring the APCO 25 compliant products to market, we will need additional financing. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional digital products or new products that respond to other technological advances by competitors, or that our new products will be accepted by customers. An inability to successfully compete could have a material adverse effect on our business, results of operations and financial condition.

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     We face competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share and results of operations. We face competition from several companies currently offering LMR product lines. The largest producer of LMR products in the world, Motorola, currently is estimated to have in excess of 80% of the market for LMR products. This producer, as well as some of our other competitors, are significantly larger and have significantly greater financial, technical and marketing resources than we have. These advantages may allow them:

     - to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

     -    to engage in more extensive research and development;

     -    undertake more far-reaching marketing campaigns;

     - take advantage of acquisitions and other opportunities more readily adopt more aggressive pricing policies; and

     - make more attractive offers to potential employees, strategic partners, and advertisers.

Many of our competitors have established extensive networks of retail locations and multiple distribution channels and, consequently, enjoy a competitive advantage over us in these areas as well. We cannot guarantee that we will be able to compete successfully. These competitive pressures could materially and adversely affect our business, results of operations and financial condition.

     We depend on contract and offshore manufacturing. As discussed above, we contract with manufacturers to produce our products and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. Although we are seeking additional manufacturing sources, Uniden Corporation is currently the sole manufacturer of the family of LMR products which we acquired from Uniden. C-Mac, Inc. produces a significant portion of our other LMR products. Although we have a five year contract with C-Mac and an eighteen month contract with Uniden, if either manufacturer terminates production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.

     In addition, offshore manufacturing poses a number of risks, including the following:

     -  difficulties in monitoring production;

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     -  transportation delays and interruptions;

     -  difficulties in staffing;

     -  currency fluctuations;

     -  potentially adverse tax consequences;

     -  unexpected changes in regulatory requirements;

     -  tariffs and other trade barriers; and

     -  political and economic instability.

Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could adversely affect our business, financial condition and results of operations.

The lead time required for orders of some of our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

     Loss of one or more of our largest customers could hurt our business by reducing our revenues and earnings. Sales to a small number of customers generate a disproportionate amount of our revenue. In the year ended December 31, 2000, the U.S. government accounted for approximately 45% of our net sales, which includes several agencies and departments of the federal government. While we are the exclusive providers of certain products described in our contracts with the U.S. Army and the U.S. Forestry, they are not required to purchase any specified amount of products from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, and political factors. The loss or non-renewal of sales to the U.S. government could adversely affect our operating results and cause the price of our stock to decline.

     We depend on large orders with lengthy sales cycles for a significant portion of our revenues. Our quarterly revenues could fluctuate significantly based on whether a large order is closed near the end of a quarter or delayed until the next quarter. Customer orders can range in value from a few thousand to a few million dollars. The length of time between initial contact with a potential customer and sale of a product, or our sales cycle to government and public safety customers can be complex and lengthy. Sales to these customers typically represent our

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

largest orders. Our revenues for a quarter could be reduced if large orders forecasted for a certain quarter are delayed or are not realized. The cycle factors that could delay or defer an order, include:

     -  time needed for technical evaluations of our products by customers;

     -  customer budget restrictions; and

     -  customer product testing.

     We depend upon proprietary information. We rely on a combination of patent, contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. We have federal trademark registrations for the names "Wilson", "Utili-com", "Citicom", "RXD", and "Octagon." In addition, we have world-wide nonexclusive licenses to use the federal trademarks "Uniden" and "ESAS." We currently own several patents relating to various land mobile radio products which have expiration dates out to the year 2004. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. Although we believe that our patent rights and trademark protection should prevent another party from manufacturing and selling competing products, there can be no assurance that the steps we have taken to protect our technology will be successful. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. These patents have various expiration dates. In addition, patents may not be issued under future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

     Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition.

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     We currently have indemnification obligations to others. Our agreements with certain third parties, including, among others, the purchases of certain of our discontinued product lines, require us to indemnify them for any damages they may suffer from third party claims. Any such claim may require us to pay substantial damages, which could cause our business, financial condition and results of operations to suffer.

     We face product liability risk. Our business exposes us to potential liability risks that are inherent in the sale of LMR products to end-users that are engaged in high-risk operations, such as emergency medical, fire rescue and law enforcement personnel. We maintain a general liability insurance policy, which includes a $1,000,000 per occurrence limit of liability and a $2,000,000 aggregate limit of liability. We also have a $10,000,000 umbrella policy above and beyond the general liability limits. We believe that our present insurance coverage is adequate for the LMR products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims arising out of our current or contemplated operations

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     Our executive officers and key personnel are critical to our business, and these officers and personnel may not remain with us in the future. Our success is largely dependent on the personal efforts of David P. Storey, our President and Chief Executive Officer, and William P. Kelly, our Vice-President of Finance, Chief Financial Officer and Secretary. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. The loss of any of their services could have a material adverse effect on our operations. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees.

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense. There can be no assurance that we will be able to hire or retain necessary personnel.

The inability to attract and retain qualified personnel could adversely affect our business, financial condition and results of operations.

     Our stock price may fluctuate significantly. The market price for our common stock is volatile and has fluctuated significantly to date. The market price of our common stock may continue to be volatile and subject to fluctuations in response to factors including the following:

     -  actual or anticipated variations in our quarterly operating results;

     -  future announcements concerning us or our competitors;

     - the announcement or introduction of technological innovations or new products by us or our competitors;

     -  changes in product pricing policies by us or our competitors;

     - changes in earnings estimates of us or our competitors by securities analysts;

     -  additions or departures of key personnel; and

     -  sales of our common stock.

In addition, the securities markets have experienced extreme price and volume volatility in recent months. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

    Our Summit Business Capital Loan Agreement imposes various restrictions which affect our operations and limit our ability to pay dividends. Our Summit Business Capital loan agreement contains numerous financial and operating covenants that limit our discretion with respect to business matters. These covenants place significant restrictions on our ability to incur additional indebtedness, to pay dividends and other distributions, to repay other obligations, to create liens or other encumbrances, to make investments, to engage in transactions with affiliates, to sell or otherwise dispose of assets and to merge or consolidate with other entities, and will otherwise restrict our corporate activities.

     Defaults under our Summit Business Capital loan covenants could cause acceleration of our loan. Our Bank Loan also requires us to meet various financial ratios and tests. Due to our losses during the fiscal year ended December 31, 2000, we were in default under the financial covenants of our bank loan agreement at December 31, 2000. Summit Business Capital waived the violations effective as of December 31, 2000. In addition, in the first quarter of 2001, we entered into an amendment to the Summit loan agreement which amended the financial ratios and tests effective as of January 1, 2001, and, on March 26, 2001, we were in compliance with those amended financial ratios and tests. As of March 26, 2001, there was approximately $3.5 million aggregate principal amount outstanding on the loan. We cannot give any assurances that additional defaults will not occur under the Summit Business Capital loan or that Summit Business Capital will continue to waive defaults if they occur. Our failure to comply with any of these ratios and tests in the future could result in acceleration of the maturity of the indebtedness under our Summit Business Capital loan as well as the maturity of other outstanding debt. To secure our obligations under the Summit Business Capital loan, we have granted a first priority pledge of, and security interest in, substantially all of our assets to Summit Business Capital. If the maturity of our indebtedness were accelerated, we might not have sufficient assets to repay such indebtedness in full.

     If we are not able to borrow funds under our Summit Business Capital Loan Agreement, we may have to curtail our operations. Our principal capital requirements are to fund our inventory and other working capital needs to support our operation and growth. We had negative cash flow from operations of $427,000 and $2,319,000 for the years ended December 31, 2000 and 1999. At March 31, 2001, we had approximately $3.5 million aggregate principal amount outstanding and up to approximately $1.0 million of additional funds available to us under our Summit Business Capital loan agreement. Our borrowing availability under the Summit Business Capital loan depends primarily upon our levels of inventory and receivables. Borrowings under our Summit Business Capital loan agreement are subject to the satisfaction of various conditions, including the absence of a material adverse change in our business. When our Summit Business Capital loan agreement expires in February 2002, we will need to refinance our loan and/or raise additional funds. If we are unable to borrow sufficient amounts under the Summit Business Capital loan agreement or to refinance it, we may be required to significantly curtail or even cease our operations.

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     Our involvement in costly litigation could have an adverse affect upon our financial condition. In February 1999, we filed a criminal and civil action in Sao Paulo, Brazil against our dealer located in Brazil for failure to pay for product shipments totaling approximately $1.4 million United States dollars. We will continue to pursue all reasonable actions to collect this outstanding debt. In December 1999, the Brazilian dealer filed a civil complaint against us in Miami, Florida. The Brazilian dealer seeks damages of approximately $8 million United States dollars and alleges, among other claims, that its business was damaged as a result of our withholding product shipments. We have retained counsel to defend this action and believe that we gave meritorious defenses. However, the outcome of this action cannot presently be determined. An adverse outcome could have an adverse affect upon our financial condition.

     Control by our primary stockholders will limit your ability to influence the outcome of matters requiring stockholder approval and could discourage potential acquisitions of our company by third parties. As of December 31, 2000, our officers and directors beneficially owned approximately 32.6% of our outstanding common stock, including stock owned by Donald F. U. Goebert, our founder and a current director, who beneficially owns 26.5% of our outstanding common stock. Assuming conversion of the notes and warrants at the $3.25 price, officers and directors will beneficially own approximately 24.5% of the outstanding common stock. Accordingly, our officers and directors, individually in the case of Goebert, or acting together, may be able to exercise significant influence with respect to the election of our directors, offers to acquire us and other matters submitted to a vote of the stockholders.

     Our articles of incorporation could discourage or prevent of potential acquisition of our company that stockholders may consider favorable. Our articles of incorporation authorize the issuance of 20,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time by our board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the value, voting power or other rights of the holders of our common stock. In addition, issuance of the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of RELM which could be beneficial to our stockholders. None of these shares of preferred stock are outstanding as of the date of this filing.

Although our board of directors has no present intention to issue any shares of preferred stock, there can be no assurance that it will not do so in the future. In addition, certain provisions of Nevada corporate law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

--------------------------------------------------------------------------------

Risk Factors (continued)
------------------------

     Outstanding stock options, warrants and notes may cause dilution to existing stockholders and limit our ability to raise capital. As of December 31, 2000, we had outstanding stock options to purchase an aggregate of 959,666 shares of our common stock at exercise prices ranging from $0.41 to $4.06 per share, none of which have exercise prices below $0.41 per share, (the closing price of our common stock on December 31, 2000). As of December 31, 2000, options to purchase 316,666 shares were vested. These options are likely to be exercised, if at all, at a time when we otherwise could obtain a price for the sale of shares of our common stock which is higher than the option exercise price per share. In addition, we have issued to Simmonds Capital Limited and Janney Montgomery Scott LLC the warrants to purchase 466,153 shares of common stock at a price of $3.25 per share. During the first quarter of 2000, we issued the notes which may be converted at an conversion price of $3.25 per share. The exercise of the options and warrants and/or the conversion of the notes, or the possibility of such exercise or conversion, may impede our ability to seek financing in the future through the sale of additional securities. The exercise of the warrants and options and/or the conversion of the notes will cause substantial dilution to the existing stockholders.

     A large number of our shares are or will be eligible for future sale which could depress our stock price. Sales of substantial amounts of common stock, or the perception that a large number of shares will be sold, could depress the market price of our common stock. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2000, there were 5,346,174 shares of our common stock outstanding (excluding shares issuable upon conversion of the notes and share issuable upon exercise of the warrants and outstanding options). 893,000 shares of our common stock issuable upon exercise of outstanding options are currently registered with the SEC and eligible for sale in the public market. 466,153 shares issuable upon exercise of the warrants and 1,000,000 shares issuable upon conversion of the notes are eligible for sale in the public market. We are unable to predict the effect that sales of our common stock in the public market may have on the then prevailing market prices of our common stock.

     RELM has filed an application for transfer from the Nasdaq National Market to the Nasdaq SmallCap Market System in order to better position the Company to maintain continued compliance with Nasdaq listing requirements. The Company will continue to be traded on the Nasdaq National Market under the symbol RELM pending the conclusion of the transfer application review process. There can be no assurance the Company's transfer application will be granted or that the Company will be able to maintain compliance with the SmallCap Market listing standards. The effects of delisting from the NASDAQ National Market System would include, among other things, less coverage by investment bankers and institutions, the limited release of the market price of the common stock and limited news coverage of RELM. These effects could materially adversely affect the trading market, liquidity and prices for our common stock, as well as our ability to issue additional securities or to secure additional financing.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

              Report of Independent Certified Public Accountants

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States


                                              /s/ Ernst & Young LLP

Jacksonville, Florida
March 2, 2001

                                                                              F1

                                 RELM Wireless

                          Consolidated Balance Sheets

                       (In Thousands, except share data)

                                                                                December 31
                                                                            2000            1999
                                                                         -----------------------
Assets
Current assets:
 Cash and cash equivalents                                               $   208         $     1
 Trade accounts receivable (net of allowance for doubtful
  accounts of $1,555 in 2000 and $1,672 in 1999)                           3,712           1,966

 Inventories, net                                                          8,940          10,211
 Notes receivable                                                              -             400
 Prepaid expenses and other current assets                                   528             501
 Investment securities--trading                                                -               1
                                                                         -----------------------
Total current assets                                                      13,388          13,080

Property, plant and equipment, net                                         2,833           8,024
Notes receivable, less current portion                                       984           1,295
Debt issuance costs, net                                                     682               -
Other assets                                                                 535             454


                                                                         -----------------------
Total assets                                                             $18,422         $22,853
                                                                         =======================

See accompanying notes.

                                                                              F2

                                 RELM Wireless

                          Consolidated Balance Sheets

                       (In Thousands, except share data)

                                                                                  December 31
                                                                            2000              1999
                                                                         --------------------------
Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term liabilities                             $    848          $  1,807
 Accounts payable                                                           3,604             4,447
 Accrued compensation and related taxes                                       361               514
 Accrued warranty expense                                                     305                 -
 Accrued expenses and other current liabilities                               591               636
                                                                         --------------------------
Total current liabilities                                                   5,709             7,404

Long-term liabilities:
Loan, notes and mortgages                                                   3,193             8,281
Convertible subordinated notes                                              3,150                 -
Capital lease obligations                                                      10               791
                                                                         --------------------------
                                                                            6,353             9,072
Stockholders' equity:
Common stock; $.60 par value; 10,000,000 authorized shares:
 5,346,174 and 5,090,405 issued and outstanding shares at
 December 31, 2000 and December 31, 1999, respectively                      3,207             3,053
Additional paid-in capital                                                 21,452            20,195
Accumulated deficit                                                       (18,299)          (16,871)
                                                                         --------------------------
Total stockholders' equity                                                  6,360             6,377
                                                                         --------------------------
Total liabilities and stockholders' equity                               $ 18,422          $ 22,853
                                                                         ==========================

See accompanying notes.

                                                                              F3

                                 RELM Wireless

                     Consolidated Statements of Operations

                       (In Thousands, except share data)


                                                                             Year ended December 31
                                                                   2000             1999             1998
                                                                  -----------------------------------------
Sales                                                             $21,054          $22,404          $29,530

Expenses:
 Cost of products                                                  15,674           16,618           22,864
 Selling, general and administrative                                6,930            7,508            9,871
 Impairment loss                                                        -                -              961
                                                                   ----------------------------------------
                                                                   22,604           24,126           33,696
                                                                   ----------------------------------------
Operating loss                                                     (1,550)          (1,722)          (4,166)
Other income (expense):
 Interest expense                                                    (933)          (1,079)            (797)
 Gain on sale of facility and equipment                               984                -                -
 Net gains (losses) on investments                                      -               49             (132)
 Other income                                                         337              458              188
                                                                  -----------------------------------------
Total other income (expense)                                          388             (572)            (741)
                                                                  -----------------------------------------
Loss from continuing operations before discontinued
operations and extraordinary item                                  (1,162)          (2,294)          (4,907)

Discontinued operations:
 Loss from discontinued operations net of taxes                      (266)               -             (725)

Extraordinary item:
 Gain on debt forgiveness                                               -                -              227
                                                                  -----------------------------------------
Net loss                                                          $(1,428)         $(2,294)         $(5,405)
                                                                  -----------------------------------------
Earnings (loss) per share-basic and diluted:
 Continuing operations                                            $ (0.22)         $ (0.45)         $ (0.97)
 Discontinued operations                                            (0.05)               -            (0.15)
 Extraordinary item                                                     -                -             0.05
                                                                  -----------------------------------------
Net loss                                                          $ (0.27)         $ (0.45)         $ (1.07)
                                                                  =========================================

See accompanying notes.

                                                                              F4

                                 RELM Wireless

                Consolidated Statements of Stockholders' Equity

                       (In Thousands, Except Share Data)


                                                                                 Additional
                                                      Common Stock                Paid-in        Accumulated
                                                   Shares        Amount           Capital          Deficit          Total
                                                  -------------------------------------------------------------------------
Balance at December 31, 1997                      5,035,779       $3,021           $20,185         $ (9,172)        $14,034
 Sale of common stock                                10,637            6                36                -              42
 Net loss                                                 -            -                 -            5,405           5,405
                                                  -------------------------------------------------------------------------
Balance at December 31, 1998                      5,046,416        3,027            20,221          (14,577)          8,671
 Other                                               43,989           26               (26)               -               -
 Net loss                                                 -            -                 -           (2,294)         (2,294)
                                                  -------------------------------------------------------------------------
Balance at December 31, 1999                      5,090,405        3,053            20,195          (16,871)          6,377
 Common stock issued for services rendered          200,000          120               531                -             651
 Common stock warrants issued                             -            -               635                -             635
 Common stock issued for conversion
 of debt                                             30,769           19                81                -             100
 Common stock issued for
 services rendered                                   25,000           15                10                -              25
 Net loss                                                 -            -                 -           (1,428)         (1,428)
                                                  -------------------------------------------------------------------------
Balance at December 31, 2000                      5,346,174       $3,207           $21,452         $(18,299)        $ 6,360
                                                  =========================================================================

See accompanying notes.

                                                                              F5

                                 RELM Wireless

                     Consolidated Statements of Cash Flows

                                (In Thousands)

                                                                                   Year ended December 31
                                                                          2000               1999               1998
                                                                    --------------------------------------------------
Cash flows from operating activities
Net loss                                                               $(1,428)           $(2,294)           $(5,405)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                          1,429              1,497              1,344
  Net (gain) loss on investment securities                                   -                (49)               132
  Valuation allowance on real estate                                         -                  -                961
  Gain on disposal of facility and equipment                              (984)              (142)                 -
  Changes in current assets and liabilities:
   Accounts receivable                                                  (1,746)             1,346              1,881
   Inventories                                                           3,388                100                938
   Accounts payable                                                       (818)              (170)             2,682
   Other current assets and liabilities                                   (268)            (2,665)            (3,361)
   Real estate investments held for sale                                     -                 58                814
                                                                    ------------------------------------------------
Cash used in operating activities                                         (427)            (2,319)               (14)

Cash flows from investing activities
Purchases of property and equipment                                       (251)              (681)            (1,368)
Collections on notes receivable                                            710                400                600
Loans and advances                                                           -                  -                (95)
Net cash from sale of subsidiaries                                           -                525                  -
Proceeds from disposals of facility and equipment                        5,944                 46                  -
Proceeds from sale of investment securities                                  -                797                  -
Cash paid for Uniden product line                                       (2,016)                 -                  -
                                                                    ------------------------------------------------
Cash provided by (used in) investing activities                          4,387              1,087               (863)

Cash flows from financing activities
Repayment of debt and capital lease obligations                         (5,494)            (1,973)            (1,184)
Proceeds from debt                                                       3,250              1,880                  -
Net increase (decrease) in revolving credit lines                       (1,229)               862              2,270
Proceeds from issuance of common stock                                       -                  -                 42
Private placement costs                                                   (276)                 -                  -
Janney investment service agreement                                         (4)                 -                  -
                                                                    ------------------------------------------------
Cash provided by (used in) financing activities                         (3,753)               769              1,128
                                                                    ------------------------------------------------
Increase (decrease) in cash                                                207               (463)               251
Cash and cash equivalents, beginning of year                                 1                464                213
                                                                    ------------------------------------------------
Cash and cash equivalents, end of year                                 $   208            $     1            $   464
                                                                    ------------------------------------------------
Supplemental disclosure
Interest paid                                                          $   933            $ 1,079            $   797
                                                                    ------------------------------------------------
Income taxes paid                                                      $     -            $     -            $    29
                                                                    ------------------------------------------------
Common stock issued for services rendered                              $   651            $     -            $     -
                                                                    ------------------------------------------------
Common stock issued for services rendered                              $    25            $     -            $     -
                                                                    ------------------------------------------------

See accompanying notes.

                                                                              F6

                                 RELM Wireless

                  Notes to Consolidated Financial Statements

                               December 31, 2000

               (In Thousands, Except Share Data and Percentages)


1. Summary of Significant Accounting Policies

Description of Business

The Company's primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of land mobile radios and base station components and subsystems. The Company was also involved in commercial real estate until 1999.

Principles of Consolidation

The accounts of the Company and its subsidiary have been included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Inventory

Inventories are stated at the lower of cost or market, determined by the average cost method. Shipping and handling costs are classified as a component of cost of products in the consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations for the period.

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

                                                                              F7

                                 RELM Wireless

1. Summary of Significant Accounting Policies (continued)

Cash Equivalents

Cash and cash equivalents includes time deposits.

Revenue Recognition

Sales revenue is recognized as goods are shipped, except for sales to the U.S. Government, which are recognized when the goods are delivered. Real estate revenues are recognized upon closing of a sale.

Income Taxes

The Company files a federal income tax return and follows the liability method of accounting for income taxes.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivables. The Company places its cash and cash equivalents in accounts with major financial institutions. Concentrations of credit risk with respect to accounts receivable are generally diversified due to the large number of customers comprising the Company's customer base. Accordingly, the Company believes that its accounts receivable credit risk exposure is limited.

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

                                                                              F8

                                 RELM Wireless

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's management believes that carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial instruments. The fair value of notes receivable and short-term and long-term debt approximates market, as the interest rates on these financial instruments approximates market rates.

Advertising Costs

The cost for advertising is expensed as incurred. The total advertising expense for 2000, 1999, and 1998 was $161, $133, and $241, respectively.

Engineering, Research and Development Costs

Included in selling, general and administrative expenses for 2000, 1999, and 1998 are research and development costs of $1,175, $1,483, and $2,277, respectively.

Stock Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive loss and its components in its financial statements. The Company does not have any significant components of other comprehensive loss to be reported under SFAS No. 130. Total comprehensive loss is equal to net loss reported in the financial statements.

                                                                              F9

                                 RELM Wireless

1. Summary of Significant Accounting Policies (continued)

Business Segments

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting segment information and information about products and services, geographic areas, and major customers. The Company has only one reportable business segment.

Impact of Recently Issued Accounting Standard

In June 2000, the Financial Accounting Standards Board issued Statement No. 138, Accounting for Certain Hedging Activities, which amended Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company adopted these new Statements effective January 1, 2001. These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of these Statements will have a significant effect on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999, and provides guidance on the recognition, presentation and disclosures of revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the Bulletin in the fourth quarter of 2000. The implementation of this Bulletin did not have a material impact on the Company's financial position or results of operations.

In April 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The implementation of this Interpretation did not have a material impact on the Company's financial position or results of operations.

                                                                             F10

                                 RELM Wireless

1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

Inventory which is presented net of allowance for obsolete and slow moving inventory consisted of the following:


                                                December 31
                                           2000            1999
                                       ----------------------------
     Finished goods                       $5,043         $ 5,065
     Work in process                         796           1,645
     Raw materials                         3,101           3,501
                                       -------------------------
                                          $8,940         $10,211
                                       -------------------------

The allowance for obsolete and slow moving inventory is as follows:


                                             Year ended December 31
                                         2000       1999        1998
                                       -------------------------------
     Balance, beginning of year         $1,934     $1,985      $2,805
     Charged to cost of sales               44        (12)        137
     Disposal of inventory                   -        (39)       (957)
                                       ------------------------------
                                        $1,978     $1,934      $1,985
                                       ------------------------------

                                                                             F11

                                 RELM Wireless

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:


                                                    Year ended December 31
                                                  2000      1999       1998
                                               -------------------------------
     Balance, beginning of year                  $1,672    $1,565     $  133
     Provision for doubtful accounts                 58       176      1,514
     Uncollectible accounts written off            (175)      (69)       (82)
                                               -----------------------------
                                                 $1,555    $1,672     $1,565
                                               -----------------------------

4. Intangible Asset

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares of the Company's stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The warrants have a five-year term and an exercise price of $3.25 per share. The debt issuance costs, which totaled $817 are being amortized on a straight-line basis over the life of the notes (5 years). Accumulated amortization at December 31, 2000 was $135.

On May 12, 2000, the Company engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, the Company granted warrants to JMS, valued at $226, to purchase 166,153 shares of the Company's common stock at an aggregate purchase price of one hundred dollars. The warrants have a five-year term and an exercise price of $3.25 per share. The value of the warrants is being amortized on a straight-line basis over the estimated life of the contract. Accumulated amortization at December 31, 2000 was $27.

                                                                             F12

                                 RELM Wireless

5. Property, Plant and Equipment

Property, plant, and equipment as of December 31, 200 includes the following:

                                                       2000          1999
                                                  ---------------------------
     Land                                           $     -         $   233
     Buildings and improvements                           -           4,183
     Machinery and equipment                         10,476          10,358
     Less allowances for depreciation                (7,643)         (6,750)
                                                  -------------------------
     Net property, plant and equipment              $ 2,833         $ 8,024
                                                  -------------------------

Depreciation expense for 2000, 1999, and 1998 was $1,221, $1,497, and $1,344,
respectively.

On March 13, 2000 the Company acquired the private radio communications product lines from Uniden Corporation for approximately $1.8 million. Under the terms of the transaction, RELM acquired all of Uniden's current land mobile radio inventory, certain non-exclusive intellectual property rights, and assumed responsibility for service and technical support.

On March 24, 2000, the Company completed the sale of its 144 square foot facility located in West Melbourne, Florida for $5,600. The transaction resulted in a net gain of $1,165 and provided approximately $1,600 in cash after related expenses and after payoff of the note and satisfaction of the mortgage on the property. Upon the sale of the building, the Company leased approximately 54 square feet of comparable space at a nearby location.

On March 23, 2000, the Company entered into a contract manufacturing agreement for the manufacture of certain land mobile radio assemblies. As a result of this agreement, on October 20, 2000, the Company sold certain manufacturing equipment and satisfied its obligations under an associated capital lease. This transaction resulted in a loss of $330. The company also realized reductions in monthly depreciation expense and monthly lease payments of approximately $15 and $30, respectively.

6. Notes Receivable

In December 2000 the Company modified its loan agreement with the owner of its former paper manufacturing subsidiary. This agreement modified the terms of the original secured promissory note dated May 12, 1997 and cured the default on a $400 principle payment under that note,

                                                                             F13

                                 RELM Wireless

6. Notes Receivable (continued)

which was announced on July 3, 2000. Under the terms of the modification agreement, on December 22, 2000 the former subsidiary made a principal payment to RELM of $700 plus accrued interest of approximately $166. The original note which, following this payment, had a remaining principal amount due of $900, has been replaced by two secured promissory notes of $600 and $300. The $600 note is payable in ten annual installments starting on April 2, 2002. The $300 note is payable in five annual installments starting on January 1, 2003. Interest on both notes is accrued at 2.75% over the prime rate (prime was 9.5% at December 31, 2000) and is payable in annual installments on the $600 note, and in semi-annual installments on the $300 note. The $600 note is subject to a standby creditor's agreement under which payments on the note are contingent upon the former subsidiary achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements.

7. Debt

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

The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares at $3.25 per share of the Company's common stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The warrants have a five-year term and an exercise price of $3.25 per share. Additionally, the Company incurred approximately $817 in costs related to the private placement. These costs are currently being amortized on a straight-line basis over the life of the notes.

                                                                             F14

                                 RELM Wireless

7. Debt (continued)

The debt consists of the following:

                                                                                 December 31
                                                                           2000               1999
                                                                     -----------------------------------
Line of credit                                                           $3,293            $ 4,632
Note payable to bank, secured by real estate, with monthly
 payments of $24 plus interest at 8.85% through August 2012.
 This note was paid in full on March 24, 2000.                                -              3,666
Note payable to finance company, secured by surety bond, with monthly payments of $61 including interest at 6.04% through
 July 2001.                                                                 419              1,048
Convertible subordinate note, matures 2004, interest at 8%                3,150                  -
                                                                     -----------------------------------
Total debt                                                                6,862              9,346
Amounts classified as current liabilities                                  (519)            (1,065)
                                                                     -----------------------------------
Long-term debt                                                           $6,343            $ 8,281
                                                                     ===================================

Maturities of long-term debt for years succeeding December 31, 2000 are as follows:

        2001                              $  519
        2002                               3,193
        2003                                   -
        2004                               3,150
                                          ------
                                          $6,862
                                          ======

On February 26, 1999, the Company refinanced its revolving credit facility. The new credit agreement, which was amended for the third time on March 24, 2000, provides for a maximum line of credit of $7,000 reduced by outstanding letters of credit. Included in the $7,000 line is a $500 term loan with monthly principal payments of $8 which commenced on April 1, 1999. The term loan has a balance of $325 at December 31, 2000. Interest on the unpaid principal balance accrues at the prime rate of 9.50% (at December 31, 2000) plus 1.25%. There is an annual fee of .25% on the line. The credit agreement requires, among other things, maintenance of financial ratios and limits certain expenditures. The line of credit is secured by substantially all of the

                                                                             F15

                                 RELM Wireless

7. Debt (continued)

Company's non-real estate assets and expires on February 26, 2002. At December 31, 2000 and 1999, the Company had approximately $1,100 and $300 of availability on the revolving credit facility, respectively.

On November 17, 1998 an agreement was reached with the third party debtor whereby principal and interest of $227 was forgiven and a new agreement for $500 was signed. The agreement required interest free monthly payments of $50. This debt was paid in full in 1999. The gain on debt forgiveness is classified as an extraordinary item in the 1998 statement of operations.

8. Leases

The Company leases its facility in West Melbourne Florida under a long-term operating lease, which expires on June 30, 2005. At December 31, 2000, the future minimum lease payments for operating leases are as follows: $209 in 2001 through 2004, and $146 in 2005. Total rental expenses for all operating leases for 2000, 1999, and 1998 were $274, $280, and $220, respectively.

As of December 31, 2000, property, plant, and equipment includes equipment purchased under a capital lease as follows:

                                                 2000        1999
                                            ---------------------------
     Cost                                      $ 2,202      $ 3,672
     Accumulated depreciation                   (2,036)      (2,197)
                                            ---------------------------
                                               $   166      $ 1,475
                                            ===========================

During 2000, the Company sold certain manufacturing equipment that was purchased under a capital lease, and satisfied its lease obligations.

Amortization of equipment under capital leases is included in depreciation expense.

                                                                             F16

                                 RELM Wireless

8. Leases (continued)

At December 31, 2000, the future minimum payments for the capital leases are as follows

     2001                                                           $ 366
     2002                                                              11
                                                                  ----------
     Total minimum lease payments                                     377
     Less amount representing interest                                (38)
                                                                  ----------
     Present value of net minimum lease payment                       339
     Less current maturities                                         (329)
                                                                  ----------
     Long-term obligations under capital-leases                     $  10
                                                                  ==========

9. Income Taxes

There was no current or deferred provision for income taxes from continuing operations for 2000, 1999 or 1998.

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                                  2000       1999        1998
                                           -------------------------------------
     Statutory U.S. income tax rate             (34.00)%   (34.00)%    (34.00)%
     States taxes, net of federal benefit        (3.63)%    (3.63)%     (3.63)%
     Permanent differences                        0.93%      0.00%      (0.00)%
     Change in valuation allowance               35.78%     37.20%      37.63%
     Other                                        0.92%      0.43%       0.00%
                                           -------------------------------------

     Effective income tax rate                    0.00%      0.00%       0.00%
                                           -------------------------------------

                                                                             F17

                                RELM Wireless

9. Income Taxes (continued)

The components of the deferred income tax assets (liabilities) are as follows:

                                                                  December 31
                                                       --------------------------------
                                                            2000              1999
     Deferred tax assets:
       Operating loss carryforwards                      $  11,413       $    10,657
       Tax credits                                             129               129
       Asset reserves:
        Bad debts                                              623               629
        Inventory reserve                                      764               737
        Inventory capitalization                                 -               128
       Accrued expenses:
        Compensation                                           277               100
        Restructuring accrual                                    -                21
        All other                                                1                87
                                                       --------------------------------
     Total deferred tax assets                              13,207            12,488

     Deferred tax liabilities:
       Depreciation                                           (661)             (727)
       Inventory capitalization                                (40)                -
       Product liability                                       (14)                -
       Expense reserve                                        (127)                -
       Unrealized capital gain                                (128)                -
                                                       --------------------------------
     Total deferred tax liabilities                           (970)             (727)
                                                       --------------------------------
     Subtotal                                               12,237            11,761

     Valuation allowance                                   (12,237)          (11,761)
                                                       --------------------------------
     Net deferred tax assets (liabilities)               $       -       $         -
                                                       ================================

For tax purposes, the Company, at December 31, 2000, has federal and state net operating loss carryforwards of approximately $30,800. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2004.

                                                                             F18

                                 RELM Wireless

9. Income Taxes (continued)

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and does not believe it has met the more likely than not criteria; therefore the Company has established a valuation allowance in the amount of $12,237 against its net deferred tax assets at December 31, 2000.

The net change in total valuation allowance for the period ended December 31, 2000 was $476 and relates to the Company's expectations regarding utilization of its net deferred tax assets, including available net operating loss and tax credit carryforwards.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

10. Loss Per Share

The following table sets the computation of basic and diluted loss per share from continuing operations:

                                                                        Year ended December 31
                                                               2000              1999              1998
                                                      --------------------------------------------------------
Numerator:
 Net loss (numerator for basic and diluted loss
  per share)                                             $   (1,162)       $   (2,294)       $   (4,907)
Denominator:
 Denominator for basic and diluted earnings per
  share-weighted average shares                           5,346,174         5,090,405         5,045,459

Basic loss per share and diluted                         $    (0.22)       $    (0.45)       $    (0.97)
                                                      ========================================================

Shares related to options and convertible debt are not included in the computation of loss per share because to do so would have been anti-dilutive for the periods presented.

                                                                             F19

                                 RELM Wireless

11. Stock Option and Other Stock Option Plans

The Company has two plans whereby eligible officers, directors and employees can be granted options for the future purchase of Company common stock at the market price on the grant date. The options, if not exercised within five-year or ten-year periods, expire. Other conditions and terms apply to stock option plans.

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                                                            Weighted
                                                         Shares           Option             Average
                                                          Under          Price per          Exercise
                                                          Option          Share               Price
                                                    ---------------------------------------------------
Balance at December 31, 1997                               293,523      $4.00-$6.88           $5.28
Options granted                                            190,000        3.06-3.50            3.20
Options exercised                                          (10,637)            4.00            4.00
Options expired or terminated                              (44,907)       3.06-6.88            5.94
                                                    ---------------------------------------------------
Balance at December 31, 1998                               427,979        3.06-6.88            4.46
Options granted                                            495,000        1.50-4.25            3.08
Options expired or terminated                             (171,313)       3.50-6.88            4.34
                                                    ---------------------------------------------------
Balance at December 31, 1999                               751,666        1.50-6.25            3.54
Options granted                                            581,000        1.00-2.85            1.78
Options expired or terminated                             (373,000)       1.50-6.25            3.89
                                                    ---------------------------------------------------
Balance at December 31, 2000                               959,666      $1.00-$4.06           $2.40
                                                    ---------------------------------------------------
Exercisable at December 31, 2000                           205,000      $1.00-$4.06           $2.05
                                                    ====================================================

At December 31, 2000, 740,334 of unissued options were available under the two plans.

The weighted average contractual life of stock options outstanding as of December 31, 2000 and 1999 was 8.5 years.

                                                                             F20

                                 RELM Wireless

11. Stock Option and Other Stock Option Plans (continued)

The Company applies APB No. 25 in accounting for its plans and, accordingly, no compensation cost was recognized to the extent that the exercise price of the stock options equaled the fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would be the pro-forma amounts indicated below:

                                                       Year ended December 31
                                              2000             1999             1998
                                         -----------------------------------------------
     Net loss as reported                   $(1,428)         $(2,294)         $(5,405)
     Pro-forma net loss                      (1,911)          (2,545)          (5,520)
     Pro-forma loss per share:
     Basic and diluted                        (0.36)           (0.50)           (1.09)

The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $1.78, $2.08 and $1.63 respectively, using the Black-Scholes option- pricing method. The following weighted-average assumptions were utilized:


                                                               Year ended December 31
                                                       2000             1999             1998
                                                  -------------------------------------------------
     Black Scholes Pricing Assumptions:
          Expected volatility                          129.8%            90.0%            59.0%
          Risk free interest rate                        6.1%             6.0%             6.0%
          Expected dividends                             None             None             None
          Expected life in years                           4                4                4

The pro-forma net loss reflects only options granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net loss amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to December 31, 1996 is not considered.

                                                                             F21

                                 RELM Wireless

12. Equity

On March 13, 2000, the Company acquired the private radio communications product lines from Uniden America Corporation. Under the terms of the transaction, RELM acquired all of Uniden's land mobile radio inventory, certain non-exclusive intellectual property rights, and assumed responsibility for service and technical support. Included in the transaction costs is a finders and advisory fee of 200,000 shares of RELM common stock paid to Simmonds Capital Limited.

On August 21, 2000, in accordance with the terms of the Company's 8% convertible subordinated notes, a holder of two notes elected to convert his notes into 30,769 shares of RELM common stock.

During the fourth quarter 1999, the investment-banking firm Sanders Morris Harris provided financial advisory services to the Company for a fee of $25,000. During the fourth quarter 2000, the Company agreed to pay and SMH agreed to accept 25,000 shares of RELM common stock, valued at the then current market price, as payment for these fees.

13. Significant Customers

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows for the year ended December 31:


                                 2000             1999             1998
                              -------------------------------------------
      U.S. Government             45%              26%              24%
      Foreign markets              3%               1%               9%

14. Pension Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company's contribution to the plan is either a percentage of the participants salary (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. Total contributions made by the Company were $80, $109, and $137 for 2000, 1999, and 1998, respectively.

                                                                             F22

                                 RELM Wireless

14. Pension Plans (continued)

Related to its former paper-manufacturing subsidiary, the Company participated in a multi-employer pension plan through the date of sale of the subsidiary on June 16, 1997. The plan provided defined benefits for those employees covered by two collective bargaining agreements. Contributions for employees were based on hours worked at rates set in the bargaining agreements. If the Company curtailed employment or withdrew from the plans, a liability may be incurred. The buyer of the former subsidiary assumed such liability, if any. The Company agreed to be secondarily liable if the buyer withdraws from the plans prior to June 16, 2002.

15. Related Party Transactions

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

16. Restructuring

In 1997, the Company recorded a $1,872 charge related to restructuring. The restructuring consisted of consolidating operations and reducing operating expenses. In consolidating operations, the Company accrued $446 related to the closing of a research and development facility in Indiana and $1,426 relating to the termination of both factory and support employees in Indiana and Florida. In 1998, the Company reduced the liability by $1,694 for lease and severance payments. The remaining liability of $178 in 1998 related to the remaining lease payments of the Indiana facility. During the 1999 the Company completed its transactions related to the restructuring and reduced the liability to zero.

                                                                             F23

                                 RELM Wireless

17. Real Estate Assets Held for Sale

The Company sold its remaining real estates held for sale during the first and second quarters of 1999. The real estate assets included subdivided units of commercial land, completed residential properties, and commercial properties, and had a valuation allowance of $1,966 at December 31, 1998. The real estate valuation allowance was composed of the following:


                                                  Year ended December 31
                                                 2000       1999     1998
                                             -------------------------------

     Balance, beginning of period              $  -      $ 1,966    $1,005
      Provision for impairment losses             -            -       961
      Reduction due to sales                      -       (1,966)        -
                                             -------------------------------
     Balance, end of period                    $  -      $     -    $1,966
                                             ===============================

The summarized results of operations of the real estate business are as follows:

                                                  Year ended December 31
                                                 2000       1999     1998
                                             -------------------------------

     Sales                                     $  -        $ 908    $1,805
     Cost of sales                                -          (58)     (851)
     Impairment loss                              -            -      (961)
     Selling, general and administrative
      expenses                                    -          (60)     (100)
                                             -------------------------------
     Operating income (loss)                   $ -         $ 790    $ (107)
                                             ===============================
18. Discontinued Operations

Specialty Manufacturing

The Company incurred costs associated with the settlement of certain product liability claims related to its former specialty manufacturing subsidiary, which was sold in June 1997. These costs totaled $266, $0 and $0 in 2000, 1999 and 1998, respectively.

                                                                             F24

                                 RELM Wireless

18. Discontinued Operations (continued)

RXD, Inc.

During the third quarter of 1999, the Company sold the assets associated with its subsidiary, RXD, Inc. (RXD), for $525. The assets sold included accounts receivable and inventory valued at $186 and $225, respectively. The gain recorded from the sale is $84 and was included in other income in the statement of operations. The Company's sales for 1999 and 1998 included approximately $910 and $1,710 of sales generated by RXD.

19. Contingent Liabilities

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

                                                                             F25

                                 RELM Wireless

19. Contingent Liabilities (continued)

In a second related action, an adversarial action in connection with the bankruptcy proceedings of the former affiliate has been filed. In response to that complaint the Company filed motion to dismiss for failure to state a cause of action. Although the motion for dismissal was filed during 1995, the bankruptcy court has not yet ruled on the motion. The range of potential loss, if any, as a result of these actions cannot be presently determined.

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

Counter Claims

In February 1999, the Company initiated collection and legal proceedings against its Brazilian dealer, Chatral, for failure to pay for 1998 product shipments totaling $1,400 which has been fully reserved. On December 8, 1999, Chatral filed a counter claim against the Company that alleges damages totaling $8,000 as a result of the Company's discontinuation of shipments to Chatral.

Although the Company and its counsel believe the Company has a meritorious defense, the outcome of this action is uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.

In June 1999, the Company initiated collection and legal proceeding against TAD Radio, Inc. (TAD) for failure to pay for product shipments totaling $108. On December 30, 1999, TAD filed a claim against the Company for damages estimated to be $400. Generally, the plaintiff contended unfair and malicious conduct in product sales and warranty claim matters. As result, the plaintiff alleged loss of profit, goodwill, and market share. On November 13, 2000, the suit was settled with a payment to TAD of $50,000.

                                                                             F26

                                 RELM Wireless

20. Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

                                                                         Quarters Ended
                                            ---------------------------------------------------------------------------
                                             March 31          June 30         September 30      December 31     Total
                                               2000             2000              2000              2000          Year
                                            ---------------------------------------------------------------------------
Fiscal 2000
Sales                                        $4,596           $5,158            $5,958           $ 5,342        $21,054
Gross profit                                    987            1,478             1,675             1,240          5,380
Income (loss) from continuing
 operations                                     391             (542)             (330)             (681)        (1,162)
Income (loss) from discontinued
 operations                                       -                -                 -              (266)          (266)
Net income (loss)                               391             (542)             (330)             (947)        (1,428)
Earnings (loss) per share-basic
 from continuing operations                    0.08            (0.10)            (0.06)            (0.13)         (0.22)
Earnings (loss) per share-diluted
 from continuing operations                    0.07            (0.10)            (0.06)            (0.13)         (0.22)
Loss per share-basic and diluted
 from discontinued operations                     -                -                 -             (0.05)         (0.05)
Earnings (loss) per share-basic                0.08            (0.10)            (0.06)            (0.18)         (0.27)
Earnings (loss) per share-diluted              0.07            (0.10)            (0.06)            (0.18)         (0.27)

                                                                        Quarters Ended
                                             ---------------------------------------------------------------------------
                                             March 31          June 30        September 30     December 31        Total
                                               1999             1999              1999            1999            Year
                                             ---------------------------------------------------------------------------
Fiscal 1999
Sales                                        $6,465           $7,125            $5,120           $ 3,694        $22,404
Gross profit                                  1,947            2,064             1,358               417          5,786
Net income (loss)                                55               77              (298)           (2,128)        (2,294)
Earnings (loss) per share-basic
 and diluted                                   0.01             0.02             (0.06)            (0.42)         (0.45)

                                                                             F27

                                   Part III
                                   --------

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by RELM for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement").

Item 11. Executive Compensation
-------------------------------

Information required by this item is incorporated by reference to the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information required by this item is incorporated by reference to the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Information required by this item is incorporated by reference to the 2001 Proxy Statement.

                                    Part IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1.  Consolidated Financial Statements listed below:

       Report of Independent Certified Public accountants

       Consolidated Balance Sheets
        - December 31, 1999 and 2000

       Consolidated Statements of Operations
        - Years ended December 31, 1998, 1999 and 2000

       Consolidated Statements of Shareholders' Equity
        - Years ended December 1998, 1999 and 2000

       Consolidated Statements of Cash Flows
        - Years ended December 1998, 1999 and 2000

       Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules: All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

      Number    Exhibit
--------------------------------------------------------------------------------

        3(i)    Articles of Incorporation **
        3(ii)   By-Laws **
        4(ii)   8% Convertible Subordinate Promissory Note****
       10(a)    1996 Stock Option Plan for Non-Employee Directors *
       10(b)    1997 Stock Option Plan **
       10(c)    Loan and Security Agreement ****
       10(d)    Workers Compensation Close Out Agreement *****
       10(e)    Amendment to Security and Loan Agreement****
       10(f)    2/nd/ Amendment to Security and Loan Agreement****
       10(g)    3/rd/ Amendment to Security and Loan Agreement****
       10(h)    Simmonds Agreement****
       10(i)    Contract for Sale of West Melbourne Fl. Real Estate****
       10(j)    Sub Lease Agreement****
       10(k)    Uniden Asset Purchase Agreement****
       10(l)    OEM Uniden Manufacturing Agreement****

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------
(continued)
-----------

          Number     Exhibit
      -------------------------------------------------------------------------
          10(m)      Uniden ESAS Technology Agreement****
          10(n)      Manufacturing Agreement****
          10(o)      Transaction Agreement for Real Estate Sale and Contract
                     Manufacturing****
          10(p)      Fort Orange Modification Agreement******
          10(q)      Amendment to Financial Covenants of Security and Loan
                     Agreement
          10(r)      Post-Termination Benefits Agreement between the Company
                     and David P. Storey dated October 1, 2000
          10(s)      Post-Termination Benefits Agreement between the Company
                     and William P. Kelly dated October 1, 2000
          21         Subsidiary of Registrant
          23         Consent
      -------------------------------------------------------------------------

(b) Reports on Form 8-K. The items reported and the dates of reports on Form 8-K filed by the registrant during the last quarter of the period covered by this report were as follows:

     1.    Item 5, dated December 22, 2000.

     *Incorporated by reference from the Adage, Inc. (predecessor to RELM
      Wireless Corporation) report on form 10K for the year ended December 31, 1996.

     **Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1997.

     ***Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1998.

     ****Incorporated by reference from the Company's report on form 10K for the year ended December 31, 1999.

     *****Incorporated by reference from the Company's report on form 10Q quarter 1 for the year ended December 31, 1999.

     ******Incorporated by reference from the Company's report on form 8-K dated
           December 22, 2000.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:   March 30, 2001                        RELM WIRELESS CORPORATION

                                              By: /s/ David P. Storey
                                                  --------------------
                                                      David P. Storey
                                                      President & C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.

SIGNATURES                          TITLE                       DATE

/s/ Donald F. U. Goebert          Chairman                  March 30, 2001
-------------------------------
Donald F. U. Goebert

/s/ David P. Storey               President, Chief          March 30, 2001
-------------------------------
David P. Storey                   Executive Officer and
                                  Director

/s/ William P. Kelly              Vice President - Finance  March 30, 2001
-------------------------------
William P. Kelly                  Chief Financial Officer
                                  Secretary

/s/ Buck Scott                    Director                  March 30, 2001
-------------------------------
Buck Scott

/s/ James C. Gale                 Director                  March 30, 2001
-------------------------------
James C. Gale

/s/ Robert L. MacDonald           Director                  March 30, 2001
-------------------------------
Robert L. MacDonald

/s/ Ralph R. Whitney, Jr.         Director                  March 30, 2001
-------------------------------
Ralph R. Whitney, Jr.

/s/ George N. Benjamin, III       Director                  March 30, 2001
-------------------------------
George N. Benjamin, III