Form 10-Q
period 2001-03-31
RELM WIRELESS CORP
filed 2001-05-14
CIK 2186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                         ----------------------------

                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               ---------------

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

                           Yes [ X ]       No [  ]

     Common Stock, $.60 Par Value -- 5,346,174 shares outstanding as of March 31, 2001

                          PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                      March 31           December 31
                                                                                         2001                2000
                                                                                   -----------------------------------
                                                                                      (Unaudited)       (see note 1)
ASSETS
Current assets:
              Cash and cash equivalents                                            $       102            $      208
              Trade accounts receivable (net of allowance for doubtful accounts          2,282                 3,712
              of $1,551 as of March 31, 2001 and $1,555 as of March 31, 2000)
              Inventories, net                                                           9,107                 8,940
              Prepaid expenses and other current                                           538                   528
                                                                                   -------------          ------------
Total current assets                                                                    12,029                13,388


Property, plant and equipment, net                                                       2,678                 2,833
Notes receivable less current portion                                                      984                   984
Debt issuance costs, net                                                                   640                   682
Other assets                                                                               505                   535
                                                                                   -------------          ------------
Total assets                                                                       $    16,836            $   18,422
                                                                                   =============          ============

See notes to condensed consolidated financial statements.

                           RELM WIRELESS CORPORATION
                     Condensed Consolidated Balance Sheets
                       (In thousands except share data)

                                                                                 March 31         December 31
                                                                                   2001               2000
                                                                             --------------      -------------
                                                                                (Unaudited)       (see note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
         Current maturities of long-term liabilities                          $       422         $      848
         Accounts payable                                                           3,402              3,604
         Accrued compensation and related taxes                                       472                361
         Accrued expenses and other current liabilities                               855                896
                                                                              --------------      ------------
Total current liabilities                                                           5,151              5,709


Long-term liabilities:
         Line of credit                                                             2,452              3,193
         Convertible subordinated notes                                             3,150              3,150
         Capital lease obligations                                                     10                 10
                                                                              --------------      ------------
                                                                                    5,612              6,353


Stockholders' equity:
         Common stock; $.60 par value; 10,000,000 authorized shares:
         5,346,174  issued and outstanding shares at
         March 31, 2001 and December 31, 2000                                       3,207              3,207
         Additional paid-in capital                                                21,452             21,452
         Accumulated deficit                                                      (18,586)           (18,299)
                                                                              --------------      ------------
Total stockholders' equity                                                          6,073              6,360
                                                                              --------------      ------------
Total liabilities and stockholders' equity                                    $    16,836         $   18,422
                                                                              ==============      ============

See notes to condensed consolidated financial statements.

                           RELM WIRELESS CORPORATION
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands except per share data)

                                                         THREE MONTHS ENDED
                                                   ---------------------------
                                                    March 31          March 31
                                                      2001              2000
                                                   ---------       -----------
                                                   Unaudited       (see note 1)


Sales                                              $  4,720        $    4,596
Expenses
      Cost of products                                3,471             3,609
      Selling, general & administrative               1,388             1,526
                                                   ---------       -----------
                                                      4,859             5,135
                                                   ---------       -----------


Operating income (loss)                                (139)             (539)
Other income (expense):
      Interest expense                                 (158)             (298)
      Gain on sale of facility and equipment              -             1,165
      Other income                                       10                63
                                                   ---------       -----------
Net income (loss)                                  $   (287)       $      391
                                                   =========       ===========


Earnings (loss) per share-basic                    $  (0.05)       $     0.08
                                                   =========       ===========

Earnings (loss) per share-diluted                  $  (0.05)       $     0.07
                                                   =========       ===========

See notes to condensed consolidated financial statements.

                           RELM WIRELESS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                           THREE MONTHS ENDED
                                                   ------------------------------------
                                                     March 31              March 31
                                                       2001                  2000
                                                   --------------       ---------------

Cash provided (used) by operations                     $ 1,097             $(1,040)

Investing activities:
     Cash paid for Uniden product line                       -              (2,016)
     Property and equipment purchases                      (36)                (94)
     Proceeds from disposals of assets                       -               5,208
     Other                                                   -                   4
                                                       ----------          ------------
     Cash provided (used) by investing activities          (36)              3,102

Financing activities:
     Net change in line of credit                         (741)             (1,141)
     Proceeds from long term debt                            -               3,250
     Repayment of debt and capital leases                 (426)             (3,799)
     Payment of debt issuance costs                          -                (188)
                                                       ----------          ------------
Cash used by financing activities                       (1,167)             (1,878)

Increase (decrease) in cash                               (106)                184

Cash and cash equivalents at beginning of period           208                   1
                                                       ----------          ------------

Cash and cash equivalents at end of period             $   102             $   185
                                                       ==========          ============

Supplemental disclosure:
     Interest paid                                     $   158             $   298
                                                       ==========          ============

Non-cash transactions:
     Common stock and common stock warrants
       payable for debt issuance and acquisition costs $     -             $ 1,059
                                                       ==========          ============

See notes to condensed consolidated financial statements.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                       (In thousands except share data)

1.       Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results for a full year.

The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was March 30, 2001 for the first quarter of fiscal 2001. The quarter began on January 1, 2001.

2.       Significant Transactions

Acquisition of Product Line

On March 13, 2000, the Company completed the acquisition of certain private radio communications products from Uniden America Corporation (Uniden) for $1,864 which included assumption of certain liabilities related to the product line. Additionally, the Company incurred acquisition costs of $639. The entire purchase price was allocated to tooling and inventory based on their estimated fair values. Uniden will continue to provide manufacturing support for certain Uniden land mobile radio products, which will be marketed by the Company.

Acquisition costs included grants of 150,000 shares at $3.25 per share of the Company's common stock valued at $488.

Private Placement

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The notes earn interest at 8% per annum, are convertible at $3.25 per share, and are due on December 31, 2004. The registration of the common stock shares underlying the convertible notes was effective June 2000. Portions of the proceeds from this private placement were used to acquire the Uniden land mobile radio products.

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

3.       Inventories

The components of inventory, net of reserves totaling $1,978 at March 31, 2001 and December 31, 2000, consist of the following:

                                           March 31             December 31
                                             2001                   2000
                                     ------------------    --------------------

    Finished goods                   $         5,337       $          5,043
    Work in process                              690                    796
    Raw materials                              3,080                  3,101
                                     ------------------    --------------------
                                     $         9,107       $          8,940
                                     ==================    ====================


4.       Stockholders' Equity

The consolidated changes in stockholders' equity for the three months ended March 31, 2001 are as follows:

                                                                Additional
                                          Common Stock           Paid-In    Accumulated
                                 --------------------------
                                        Shares#      Amount      Capital      Deficit           Total
                                 --------------------------------------------------------------------------

Balance at December 31, 2000            5,346,174    $  3,207    $ 21,452     $ (18,299)        $6,360

Net loss                                        -           -           -          (287)          (287)

                                 --------------------------------------------------------------------------
Balance at March 31, 2001               5,346,174    $  3,207    $ 21,452     $ (18,586)        $6,073
                                 ==========================================================================

5.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    THREE MONTHS ENDED
                                                                  ---------------------------
                                                                    March 31        March 31
                                                                     2001            2000
                                                                  -------------   -----------
Numerator:
   Net income (loss)(numerator for basic earnings per share)      $     (287)     $      391
   Effect of dilutive securities:
      8% convertible notes                                                 -              11
                                                                  -------------   -----------
   Net income (loss) (numerator for dilutive earnings per share)        (287)            402
                                                                  -------------   -----------
Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                                  5,346,174       5,090,405
   Effect of dilutive securities:
      8% convertible notes                                                 -         166,667
      Options                                                              -         341,297
                                                                  -------------   -----------
   Denominator for diluted earnings per share -
   adjusted weighted average shares                                5,346,174       5,598,369
                                                                  =============   ===========
Basic earnings per share                                          $    (0.05)     $     0.08
                                                                  =============   ===========
Diluted earnings per share                                        $    (0.05)     $     0.07
                                                                  =============   ===========

Shares related to options and convertible debt are not included in the computation of loss per share for the three months ended March 31, 2001, because to do so would have been anti-dilutive.

6.       Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change of fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted these Statements on January 1, 2001, and did not have a material impact on the Company's financial position or results of operations. At March 31, 2001, the Company had no hedges or firm commitments outstanding.

7.       Contingent Liabilities

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


Former Affiliate-continued

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

Counter Claims

In February 1999, the Company initiated collection and legal proceedings against its former Brazilian dealer, Chatral, for failure to pay for 1998 product shipments totaling $1.4 million which has been fully reserved. On December 8, 1999, Chatral filed a counter claim against the Company that alleges damages totaling $8 million as a result of the Company's discontinuation of shipments to Chatral.

Although the Company and its counsel believe the Company has a meritorious defense, the outcome of this action is uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-------   ---------------------------------------------------
          OPERATIONS AND FINANCIAL CONDITIONS
          -----------------------------------

Results of Operations
---------------------

As an aid to understanding the Company's operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                                                      Percentage of Sales
                                                  ---------------------------
                                                       THREE MONTHS ENDED

                                                     March 31        March 31
                                                       2001            2000
                                                  -------------   -----------

Sales                                                   100.0%        100.0%
Cost of sales                                            73.5          78.5
Gross Margin                                             26.5          21.5
Selling, general and administrative expenses            (29.4)        (33.2)
Interest expense                                         (3.4)         (6.5)
Other income                                              0.2          26.7
                                                  -------------   -----------
Net income                                               (6.1%)         8.5%
                                                  =============   ===========

Net Sales

Net sales for the three months ended March 31, 2001 increased approximately $124,000 or 2.7% compared to the same period for the prior year. Revenues for our core land mobile radio (LMR) products increased approximately $261,000 or 5.9% due to stronger sales in our government and public safety markets and sales of our Uniden products, which were not offered for sale during the same period for the prior year. Non-LMR revenues decreased $137,000 or 97.2% compared to the same period for the prior year as we exited businesses and discontinued products that performed poorly or did not fit our strategic focus in wireless communications.

Cost of Sales and Gross Margins

Cost of sales as a percentage of net sales decreased from 78.5% to 73.5% for the three months ended March 31, 2001 compared to the same period for the prior year. This improvement is primarily the result of our continued actions to reduce manufacturing overhead costs while improving efficiency and quality. Specifically, we have moved operations to a smaller, lower cost facility and reduced both our direct and indirect workforce. Additionally, we have out-sourced the surface-mount and other portions of our front-end manufacturing processes as well as the production of our Uniden products. Also, the mix of product revenues during the first quarter of 2001 compared to the same period for the prior year was greater in our higher margin BK Radio and Uniden products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting and headquarters expenses. For the three months ended March 31, 2001, SG&A expenses totaled $1,388,000 or 29.4% of sales compared to $1,526,000 or 33.2% of sales for the same period in 2000. The decrease in SG&A expenses reflects our actions to structure our SG&A support activities in accordance with our current revenue run-rates and overall business conditions. Marketing and selling expenses decreased approximately 23.5% compared to the same period in 2000 as we reengineered our marketing and sales departments. Also, we reduced our engineering staff compared to the same period for the prior year, reflecting our strategy to utilize external engineering resources, where possible, for specific research and development projects. Staffing and expense reductions have also been made in our general and administrative functions such as finance, human resources, and headquarters.

Interest Expense

For the three months ended March 31, 2001 interest expense totaled $158,000 or 3.4% of sales compared with $298,000 or 6.5% of sales for the same period in 2000. The decrease is primarily a result of the satisfaction of the mortgage on our facility in connection with its sale in the first quarter of 2000. Also, we sold certain manufacturing equipment during the fourth quarter of 2000 and satisfied the related capital lease commitment. A portion of the proceeds from our private placement of convertible subordinate notes and working capital generated in part from expense reductions enabled us to reduce the amounts outstanding on our revolving credit facility and existing capital lease obligations.

Other Income

On March 24, 2000, we completed the sale of our 144,000 square foot facility located in West Melbourne, Florida for $5.6 million. The transaction resulted in a gain of approximately $1.2 million and approximately $1.6 million in cash after related expenses and the satisfaction of the mortgage on the property. We currently lease approximately 54,000 square feet of comparable space at a nearby location.

Income Taxes

No income tax provision was provided for the three months ended March 31, 2001 or March 31, 2000 as we have net operating loss carryforward benefits totaling approximately $30 million at March 31, 2001. We have evaluated our tax position in light of the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset. As a result, we have provided valuation allowances against our net deferred tax assets.

Inflation and Changing Prices

Inflation and changing prices for the three months ended March 31, 2001 and 2000 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers. We are also subject to changing foreign currency exchange rates in our purchase of some raw materials. We employ several methods to protect against increases in cost due to currency fluctuations. It is not always possible to pass on these effects. Competitors in the LMR markets are subject to similar fluctuations.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, we had working capital of $6.9 million compared with $7.7 million as of December 31, 2000. This decrease was primarily the result of accounts receivable collections, which were utilized primarily to reduce long-term borrowings under our revolving line of credit.

We have a $7 million revolving line of credit. As of March 31, 2001, the formula under the terms of the agreement supported a borrowing base totaling approximately $4.5 million, of which approximately $1.0 million was available. As of December 31, 2000, we were in default of certain financial covenants under the line of credit. In February 2000, our lender signed a waiver of those defaults effective as of December 31, 2000. In March 2001, our lender agreed to modify those covenants effective as of January 1, 2001.

Capital expenditures for property and equipment for the three months ended March 31, 2001 were $36,000 compared to $94,000 for the same period in 2000.

Forward-Looking Statements
--------------------------

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act Of 1995 and is subject to the safe-harbor created by such act. These forward-looking statements concern the Company's operations, economic performance and financial condition and are based largely on the Company's beliefs and expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors and risks include, among others, the following: the factors described in the Company's filings with the Securities and Exchange Commission; general economic and business conditions; changes in customer preferences; competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; and the availability, terms and deployment of capital. Certain of these factors and risks, as well as other risks and uncertainties are stated in more detail in the Company's Annual Report on Form 10-K. These forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
------   -------------------------------------------------------

None.

                          PART II- OTHER INFORMATION
                          --------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         ------------------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
         -----------------

We have filed an appeal of a NASDAQ staff determination dated April 26, 2001 to remove our listing on the National Market System for failure to maintain a minimum market value of public float of $5,000,000 as required by Marketplace Rule 4450(a)(2). Our application for transfer to the SmallCap Market System was not approved by NASDAQ because we do not meet the Small Cap Market's $1.00 minimum bid price requirement. We are presently in compliance with all other SmallCap Market listing requirements.

The NASDAQ listing qualifications panel (the "Panel") has granted our request for an oral hearing which is scheduled to be held on June 8, 2001 to review the staff determination. We will continue to trade under the symbol RELM pending the outcome of these proceedings. There can be no assurance that the Panel will grant our request for continued listing on the National Market System or for transfer to the Small Cap Market System subject to a temporary exception from the minimum bid price requirement.

ITEM 6.  EXHIBITS AND REPORTS FORM 8-K
         -----------------------------

(a)      The following documents are filed as part of this report:

         10.1 Fourth Amendment to Loan and Security Agreement between the RELM Communications, Inc., RELM Wireless Corporation, RXD, Inc. and Summit Commercial/Gibraltar Corp. dated May 4, 2001.

(b)      Reports on Form 8-K during the fiscal quarter ended March 31, 2001.

         The Registrant filed a report dated December 22, 2000 on Form 8-K on January 11, 2001, reporting an Item 5 event.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             RELM WIRELESS CORPORATION
                                             (The "Registrant")
Date:  May 14, 2001

                                             By: /s/ W. P. Kelly
                                                 -----------------------------
                                                 William P. Kelly
                                                 Vice President - Finance and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer and duly
                                                 authorized officer)