Form 10-Q
period 2001-06-30
RELM WIRELESS CORP
filed 2001-08-10
CIK 2186

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2001
                                          --------------
                                      OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD  From _____________  to ________________

Commission file number 0-7336
                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)
         Nevada                                                59-3486297
-------------------------------                                ----------
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

                           Yes  X                 No _____
                               ----


Common Stock, $.60 Par Value - 5,346,174 shares outstanding as of June 30, 2001
===============================================================================
===============================================================================

                          PART I- FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                                                June 30          December 31
                                                                                 2001               2000
                                                                            -----------------------------------
                                                                              (Unaudited)        (See note 1)
ASSETS
------
Current assets:
       Cash and cash equivalents                                                 $   243             $   208
       Trade accounts receivable (net of allowance for doubtful                    4,126               3,712
        accounts of $1,549 as of June30, 2001 and
        $1,555 as of December 31, 2000)
       Inventories, net                                                            9,106               8,940
       Prepaid expenses and other current                                            561                 528
                                                                                 -------             -------
Total current assets                                                              14,036              13,388

Property, plant and equipment, net                                                 2,504               2,833
Notes receivable, less current portion                                               977                 984
Debt issuance costs, net                                                             597                 682
Other assets                                                                         479                 535
                                                                                 -------             -------
Total assets                                                                     $18,593             $18,422
                                                                                 =======             =======


See notes to condensed consolidated financial statements.

-----------------------------------------



                            RELM WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                                       June 30              December 31
                                                                                        2001                    2000
                                                                                   ---------------------------------------
                                                                                     (Unaudited)            (See note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
         Current maturities of long-term liabilities                                 $      215              $     848
         Accounts payable                                                                 3,161                  3,604
         Accrued compensation and related taxes                                             585                    361
         Accrued expenses and other current liabilities                                     884                    896
                                                                                     ----------              ---------
Total current liabilities                                                                 4,845                  5,709

Long-term liabilities:
         Line of credit                                                                   4,370                  3,193
         Convertible subordinated notes                                                   3,150                  3,150
         Capital lease obligations                                                           10                     10
                                                                                     ----------              ---------
                                                                                          7,530                  6,353

Stockholders' equity:
         Common stock; $.60 par value; 20,000,000 and 10,000,000
         authorized shares at June 30, 2001 and December 31, 2000:
         5,346,174  issued and outstanding shares at
         June 30, 2001 and December 31, 2000                                              3,207                  3,207
         Additional paid-in capital                                                      21,452                 21,452
         Accumulated deficit                                                            (18,441)               (18,299)
                                                                                     ----------              ---------
Total stockholders' equity                                                                6,218                  6,360

                                                                                     ----------              ---------
Total liabilities and stockholders' equity                                          $    18,593             $   18,422
                                                                                    ===========             ==========

See notes to condensed consolidated financial statements.

-----------------------------------------



                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands except per share data)


                                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     --------------------------          --------------------------
                                                                      June 30          June 30            June 30           June 30
                                                                       2001              2000              2001               2000
                                                                     --------          --------          --------          --------
Sales                                                                $  6,188          $  5,158          $ 10,908          $  9,754
Expenses
      Cost of products                                                  4,448             3,680             7,919             7,289
      Selling, general & administrative                                 1,462             1,886             2,850             3,405
                                                                     --------          --------          --------          --------
                                                                        5,910             5,566            10,769            10,694
                                                                     --------          --------          --------          --------
Operating income (loss)                                                   278              (408)              139              (940)
Other income (expense):
      Interest expense                                                   (145)             (217)             (303)             (522)
      Gain on sale of facility and equipment                             --                --                --               1,165
      Other income                                                         12                83                22               146
                                                                     --------          --------          --------          --------
Net income  (loss)                                                   $    145          $   (542)         $   (142)         $   (151)
                                                                     ========          ========          ========          ========

Earnings (loss) per share-basic                                      $   0.03          $  (0.10)         $  (0.03)         $  (0.03)
                                                                     ========          ========          ========          ========

Earnings (loss) per share-diluted                                    $   0.03          $  (0.10)         $  (0.03)         $  (0.03)
                                                                     ========          ========          ========          ========

See notes to condensed consolidated financial statements.

-----------------------------------------


                            RELM WIRELESS CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                SIX MONTHS ENDED
                                                                        ---------------------------------
                                                                         June 30                June 30
                                                                           2001                   2000
                                                                        ---------             -----------
Cash used by operations                                                   $  (417)              $(1,526)

Investing activities:
     Cash paid for Uniden product line                                       --                  (2,016)
     Property and equipment purchases                                         (53)                 (184)
     Proceeds from disposals of assets                                          2                 5,246
     Other                                                                    (33)                    4
                                                                          -------               -------
     Cash provided (used) by investing activities                             (84)                3,050

Financing activities:
     Net change in line of credit                                           1,177                  (121)
     Proceeds from long term debt                                            --                   3,250
     Repayment of debt                                                       (633)               (4,338)
     Payment of debt issuance costs                                          --                    (206)
     Other                                                                     (8)                 --
                                                                          -------               -------
Cash provided (used) by financing activities                                  536                (1,415)

Increase  in cash                                                              35                   109

Cash and cash equivalents at beginning of period                              208                     1
                                                                          -------               -------

Cash and cash equivalents at end of period                                $   243               $   110
                                                                          =======               =======

Supplemental disclosure:
     Interest paid                                                        $   303               $   522
                                                                          =======               =======

Non-cash transactions:
         Common stock and common stock warrants
         payable for debt issuance and acquisition costs                  $    --               $ 1,059
                                                                          =======               =======

         Warrants issued for consulting services                          $    --               $   226
                                                                          =======               =======

See notes to condensed consolidated financial statements

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
               (In thousands except share data and per share data)


     1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Stockholders. The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the operating results for a full year.

     The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was June 29, 2001 for the second quarter of fiscal 2001. The quarter began on March 31, 2001.


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

     -----------------------------------------

     Significant Events and Transactions - Continued


     Private Placement

     On March 16, 2000, the Company ___ completed the private placement of $3,250 of convertible subordinated notes. The notes earn interest at 8% per annum, are convertible at $3.25 per share, and are due on December 31, 2004. The registration of the common stock shares underlying the convertible notes was effective June 2000. Portions of the proceeds from this private placement were used to acquire the Uniden land mobile radio products.

     The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares at $3.25 per share of the Company's common stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock value at $409. The warrants have a five-year term and an exercise price of $3.25 per share. Additionally, the Company incurred approximately $817 in costs related to the private placement. These costs are currently being amortized on a straight-line basis over the life of the notes.


     Sale of West Melbourne, Florida Facility and Completion of Manufacturing Agreement

     On March 24, 2000, the Company completed the sale of its 144,000 square foot facility located in West Melbourne, Florida for $5.6 million. The transaction resulted in a net gain of $1.2 million and provided approximately $1.6 million in cash after related expenses and after payoff of the note and satisfaction of the mortgage on the property. Upon the sale of the building, the Company leased approximately 54 thousand square feet of comparable space at a nearby location.

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


     Intangible Asset

     On May 12, 2000, the Company engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, the

     -----------------------------------------

     Significant Events and Transactions - Continued

     Company granted warrants to JMS, valued at $226 thousand, to purchase 166,153 shares of the Company's stock at an aggregate purchase price of one hundred dollars. The warrants have a five-year term and an exercise price of $3.25 per share. The value of the warrants is being amortized on a straight-line basis over the estimated life of the contract.

     3. Inventories

     The components of inventory, net of reserves totaling $1,978 at June 30, 2001 and December 31, 2000, consist of the following:


                                        June 30         December 31
                                         2001              2000
                                    --------------    ---------------

Finished goods                      $       5,532     $         5,043
Work in process                               639                 796
Raw materials                               2,935               3,101
                                    --------------    ---------------
                                    $       9,106     $         8,940
                                    ==============    ===============



     4. Stockholders' Equity

     The consolidated changes in stockholders' equity for the six months ended June 30, 2001 are as follows:

                                                                  Additional
                                         Common Stock               Paid-In        Accumulated
                                    ----------------------
                                     Shares        Amount           Capital           Deficit        Total
                                   -------------------------------------------------------------------------
Balance at December 31, 2000        5,346,174      $3,207           $21,452         $ (18,299)       $6,360

Net loss                                    -           -                 -              (142)         (142)
                                   -------------------------------------------------------------------------
Balance at June 30, 2001            5,346,174     $ 3,207           $21,452         $ (18,441)       $6,218
                                   =========================================================================

     -----------------------------------------


     5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           --------------------------    ---------------------------
                                                                            June 30         June 30         June 30       June 30
                                                                              2001            2000           2001          2000
                                                                           -----------    -----------    -----------    -----------
Numerator:
   Net income (loss) (numerator for basic earnings per share)              $       145    $      (542)   $      (142)   $      (151)
   Effect of dilutive securities:
      8% convertible notes                                                          --             --             --             --
                                                                           -----------    -----------    -----------    -----------
   Net income (loss) (numerator for dilutive earnings per share)                   145           (542)          (142)          (151)
                                                                           -----------    -----------    -----------    -----------
Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                                            5,346,174      5,184,910      5,346,174      5,137,658
   Effect of dilutive securities:
      8% convertible notes                                                          --             --             --             --
      Options                                                                   18,000             --             --             --
                                                                           -----------    -----------    -----------    -----------
   Denominator for diluted earnings per share -
   adjusted weighted average shares                                          5,364,174      5,184,910      5,346,174      5,137,658
                                                                           ===========    ===========    ===========    ===========
Basic earnings per share                                                   $      0.03    $     (0.10)   $     (0.03)   $     (0.03)
                                                                           ===========    ===========    ===========    ===========
Diluted earnings per share                                                 $      0.03    $     (0.10)   $     (0.03)   $     (0.03)
                                                                           ===========    ===========    ===========    ===========

     Shares related to options and convertible debt are not included in the computation of loss per share for the six months ended June 30, 2001 and the three and six months ended June 30, 2000, because to do so would be anti-dilutive.



     6. Comprehensive Income (Loss)

     The total comprehensive income (loss) for the three and six months ended June 30, 2001 was $145 and ($142), respectively, compared to ($542) and ($151) for the same periods in the previous year.

     -----------------------------------------


     7. Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change of fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted these Statements on January 1, 2001, and did not have a material impact on the Company's financial position or operating results. At June 30, 2001, the Company had no hedges or firm commitments outstanding.


     8. Contingent Liabilities

     From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.



     General Insurance

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses. The amounts accrued are included in accrued compensation and related taxes in the balance sheets.

     -----------------------------------------

     Contingent Liabilities-Continued

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

     A related action in connection with the bankruptcy proceedings of the former affiliate has been filed. In response to that complaint the Company filed a motion to dismiss for failure to state a cause of action. Although the motion for dismissal was filed during 1995, the bankruptcy court has not yet ruled on the motion. The range of potential loss, if any, as a result of these actions cannot be presently determined.

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


     Counter Claims

     In February 1999, the Company initiated collection and legal proceedings against its former Brazilian dealer, Chatral, for failure to pay for 1998 product shipments totaling $1.4 million which has been fully reserved. In April 2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300,000 in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case has been involuntarily dismissed. There has been no ruling on the merits of the case, and the Company has preserved its rights to pursue this matter in the future.

     -----------------------------------------

     Counter Claims--continued


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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS
     --------------------

     Results of Operations
     ---------------------

                                                Percentage of Sales                    Percentage of Sales
                                           ----------------------------           -----------------------------
                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED

                                            June 30            June 30             June 30             June 30
                                             2001                2000                2001               2000
                                           ---------          ---------           ---------           ---------
Sales                                       100.0%              100.0%              100.0%              100.0%
Cost of sales                                71.9                71.3                72.6                74.7
Gross margin                                 28.1%               28.7                27.4                25.3
                                            -----               -----               -----               -----
Selling, general and
  administrative expenses                   (23.6)              (36.6)              (26.1)              (34.9)
Interest expense
                                             (2.3)               (4.2)               (2.8)               (5.3)
Other income                                  0.2                 1.6                 0.2                13.4
                                            -----               -----               -----               -----
Net income (loss)                             2.4%              (10.5)%              (1.3)%              (1.5)%
                                            =====               =====               =====               =====


     As an aid to understanding our operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

     Net Sales

     Net sales for the three months ended June 30, 2001 increased approximately $1.0 million (20.0%) compared to the same period for the prior year. This increase was the result of BK Radio product sales principally to the U.S. Forest Service and the Communications Electronics Command of the U.S. Army. These sales included $1.1 million of our GMH mobile radio that was introduced late last year. Additionally, sales of our Uniden-branded products increased $0.6 million (107.9%) compared to the same period for the prior year. The complete Uniden product line was not yet available for sale during the second quarter of the prior year. Sales of our RELM-branded products decreased $0.4 million (56.1%) compared to the same period for the prior year. This reflects the introduction of Uniden models with more modern designs and feature sets.

     Net sales for the six months ended June 30, 2001 increased approximately $1.2 million (11.8%) compared to the same period for the prior year. This increase was primarily due to BK Radio product sales, particularly our GMH mobile radio. Additionally, sales of Uniden-branded products increased by $1.1 million (115.3%) compared to the same period for the prior year. The Uniden product line was not acquired by RELM until late in March 2000 and the full compliment of product offerings was not available for sale until January 2001.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------


     Cost of Sales and Gross Margin

     Cost of sales as a percentage of net sales for the three months ended June 30, 2001 was 71.9% compared to 71.3% for the same period in the prior year. This slight increase was driven by the mix of products sold. Specifically, prior year results included non-recurring sales of certain discontinued land mobile components, which yielded higher margins than sales of more conventional LMR products.

     For the six months ended June 30, 2001, cost of sales as a percentage of sales was 72.6% compared to 74.7% for the previous year. The overall gross margin improvement is the result of a more favorable product mix and our continued actions to reduce manufacturing costs while improving efficiency and quality. Over the past year these actions have included reductions in staff and facilities. We have realized additional cost reductions by employing a strategy to outsource certain manufacturing ___ operations and products. In March 2000 we entered into a contract manufacturing agreement with C-MAC for the manufacture of certain LMR subassemblies for a period of five years. Also, in connection with our acquisition in March 2000 of certain Uniden product lines, we entered into a manufacturing contract with Uniden Corporation pursuant to which Uniden Corporation manufactures our LMR products branded under the "Uniden" name. The Uniden manufacturing contract expires in September 2001 unless it is renewed by the parties. We are continuing to evaluate new external manufacturing alternatives, with a particular focus in the far-east, in order to further reduce our product costs. We anticipate that the current relationships or comparable alternatives will be available to the company in the future.



     Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting, and headquarters expenses. For the three months ended June 30, 2001, expenses totaled approximately $1.5 million compared to $1.9 million for the same period last year. This decrease is driven by reduced selling and marketing expenses, primarily for our Uniden products. Also, general and administrative staff and expenses in Finance, Human Resources, MIS, and headquarters were all reduced from the prior year.

     For the six months ended June 30, 2001 SG&A expenses totaled $2.8 million compared to $3.4 million for the same period during the prior year. This decrease

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------


     Selling, General and Administrative Expenses--continued

     reflects our actions to reduce staffing and expenses in selling and marketing, as well as in all general and administrative functions. Engineering expenses increased approximately $0.1 million (19.0%) compared to the prior year. This reflects the development of multi-site ___ dispatch capability for our Uniden ESAS Systems. These systems were introduced in March of this year.

     Interest Expense

     For the three months ended June 30, 2001 interest expense totaled $145,000 compared to $217,000 for the same period during the prior year. For the six months ended June 30, 2001 interest expense totaled $303,000 compared to $522,000 for the same period during the prior year. The decrease is primarily a result of the satisfaction of the mortgage on our facility in connection with its sale in the first quarter of 2000. Also, during the fourth quarter of 2000 we sold certain manufacturing equipment and satisfied the related capital lease commitment. A portion of the proceeds from our private placement of convertible subordinate notes and working capital generated from revenue growth and expense reductions enabled us to reduce the amounts outstanding on our revolving credit facility and existing capital lease obligations.

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


     Income Taxes

     No income tax provision was provided for the three or six months ended June 30, 2001 or June 30, 2000 as we have net operating loss carryforward benefits totaling approximately $30 million at June 30, 2001. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset and have provided valuation allowances against net deferred tax assets.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------


     Inflation and Changing Prices
     -----------------------------

     Inflation and changing prices for the three and six months ended June 30, 2001 and 2000 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers.


     Significant Customers
     ---------------------

     Sales to the United States government represented approximately 56.8% and 50.4% of our total sales for the three months and six months ended June 30, 2001, respectively, compared to 45.0% for the year ended December 31, 2001. These sales were primarily to the United States Forest Service (USFS) and the Communications Electronics Command of the U. S. Army (CECOM). Sales to the USFS represented approximately 38.2% and 39.9% of total sales for the three months and six months ended June 30, 2001, respectively. Sales to the CECOM represented approximately 18.9% and 10.5% of total sales for the three months and six months ended June 30, 2001, respectively.

     In 1998, we were awarded portions of the current USFS contract. This contract is for a period of one year with extension options for two additional years, which have been exercised, and will expire later this year. The contact does not specify a minimum purchase. Bids for a new contact were solicited and we have been awarded the contract for portable radios and base stations. The contract for mobile radios has not yet been awarded.

     In 1996, we were awarded a contract to provide land mobile radios to CECOM. This contract is for a term of five years with no specified minimum purchase requirement, and will expire this year. Bids for a new contract have not yet been solicited by CECOM.


     Liquidity and Capital Resources
     -------------------------------


     As of June 30, 2001, we had working capital of $9.2 million compared with $7.7 million as of December 31, 2000. This increase was primarily the result of increased trade receivables driven by significant sales revenue in June 2001, as well as

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------


     Liquidity and Capital Resources--continued
     ------------------------------------------


     reductions in accounts payable and debt. A significant portion of revenues was recognized in the last three weeks of June 2001. Under our terms of sale, payment for these revenues will be received during the third quarter. Consequently, borrowings increased under our revolving line of credit. As these revenues are collected in succeeding weeks, borrowings are expected to decline.

     We have a $7 million revolving line of credit. As of June 30, 2001, the formula under the terms of the agreement supported a borrowing base totaling approximately $6.0 million,of which approximately $1.0 million was available.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
     -------  -------------------------------------------------------


     The Company utilizes a variable-rate line of credit. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal year 2001, although there can be no assurance that interest rates will not significantly change.


     PART II- OTHER  INFORMATION
     ---------------------------


     ITEM 1.   LEGAL PROCEEDINGS
               -----------------

     As previously disclosed, in February 1999, the Company initiated criminal and civil proceedings in Sao Paulo, Brazil against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1.4 million. The Company established a reserve for the full amount of this receivable in 1998.
     In April 2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300,000 in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case has been involuntarily dismissed. There has been no ruling on the merits of the case, and the Company has preserved its rights to pursue this matter in the future.


     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
               -----------------------------------------

     None.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
               -------------------------------

     None


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               ---------------------------------------------------

     The annual meeting of our shareholders was held on June 14, 2001. Of the 5,346,174 shares of common stock outstanding and entitled to vote at the meeting, 4,974,196 shares were represented in person or by proxy.

     Election of Directors
     On the proposal to elect Donald F. U. Goebert, David. P. Storey, Buck
     Scott,

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     Election of Directors--continued

     Robert MacDonald, Ralph R. Whitney, James C. Gale, and George M. Benjamin III as directors until the 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below:

                                                       For          Withheld
                                                   ---------------------------

         Donald F. U. Goebert                       4,631,855        342,341
         David P. Storey                            4,632,005        342,191
         Buck Scott                                 4,632,121        342,075
         Robert MacDonald                           4,632,060        342,136
         Ralph R. Whitney                           4,632,121        342,075
         James C. Gale                              4,632,121        342,075
         George N. Benjamin III                     4,632,121        342,075

     Amendment To The Articles Of Incorporation To Increase Authorized Shares Of Common Stock From 10 Million To 20 Million

     On the proposal to amend article five of the Company's articles of incorporation, increasing the number of authorized shares of common stock from 10 million to 20 million, 4,831,345 shares were voted for the proposal, 130,304 shares were voted against the proposal, and 12,547 shares abstained from the vote. The affirmative vote of the holders of a majority of our common stock was required to approve this proposal. Based on this vote, the proposal was approved by the shareholders.

     Amendment To The Articles Of Incorporation To Increase Authorized Shares Of Preferred Stock From 20,000 to 1 Million

     On the proposal to amend article five of the Company's articles of incorporation, increasing the number of authorized shares of preferred stock from 20,000 to 1 million, 2,765,298 shares were voted for the proposal, 455,371 shares were voted against the proposal, and 1,753,527 shares abstained from the vote. The affirmative vote of the holders of a majority of our common stock was required to approve this proposal. Based on this vote, the proposal was approved by the shareholders.

     Ratification Of The Appointment Of Ernst & Young, LLP As Independent Certified Public Accountants

     On the proposal to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors, 4,954,300 shares were voted for the proposal, 12,732 shares

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

     Ratification Of The Appointment Of Ernst & Young, LLP As Independent Certified Public Accountants--continued

     were voted against the proposal, and 7,164 shares abstained from the vote. The affirmative vote of the holders of a majority of the total votes cast was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.


     ITEM 5.  OTHER INFORMATION
              -----------------


     On July 2, 2001 the NASDAQ Listing Qualification Review Panel granted the Company's request to transfer its listing from the Nasdaq National Market to the Nasdaq SmallCap Market, effective on July 5, 2001. On July 19, 2001, Nasdaq approved the Company's SmallCap transfer application. The Company is presently listed on the Nasdaq SmallCap market and is compliant with all the related listing requirements.



     ITEM 6.  EXHIBITS AND REPORTS FORM 8-K
              -----------------------------

     (a) The following documents are filed as part of this report:


              None


     (b) Reports on Form 8-K during the fiscal quarter ended June 30, 2001.

              None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    RELM WIRELESS CORPORATION
                                    (The "Registrant")
     Date:  August 13, 2001

                                     By:  /s/ W. P. Kelly
                                          --------------------------------------
                                          William P. Kelly
                                          Vice President - Finance and Chief
                                          Financial Officer
                                          (Principal financial and accounting
                                          officer and duly authorized officer)