Form 10-Q
period 2001-09-30
RELM WIRELESS CORP
filed 2001-11-01
CIK 2186

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                  (Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001
                                          ------------------
                                      OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD  From ___________  to _____________

Commission file number 0-7336
                           RELM WIRELESS CORPORATION
            (Exact name of registrant as specified in its charter)

              Nevada                                       59-3486297
     -----------------------------------                   ----------
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

                     Yes  X                     No _____
                        -----


Common Stock, $.60 Par Value - 5,346,174 shares outstanding as of September 30, 2001

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          PART I- FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           RELM WIRELESS CORPORATION
                     Condensed Consolidated Balance Sheets
                       (In thousands except share data)

                                                                   September 30        December 31
                                                                      2001                 2000
                                                                  ------------------------------------
                                                                   (Unaudited)         (See note 1)

ASSETS
------
Current assets:
         Cash and cash equivalents                                   $    216              $    208
         Trade accounts receivable (net of allowance for doubtful       3,622                 3,712
           accounts of $1,546 as of September 30, 2001 and
          $1,555 as of December 31, 2000)
         Inventories, net                                               9,342                 8,940
         Prepaid expenses and other current                               477                   528
                                                                  -----------            ----------
Total current assets                                                   13,657                13,388

Property, plant and equipment, net                                      2,326                 2,833
Notes receivable, less current portion                                    977                   984
Debt issuance costs, net                                                  554                   682
Other assets                                                              448                   535
                                                                  -----------            ----------
Total assets                                                         $ 17,962              $ 18,422
                                                                  ===========            ==========

See notes to condensed consolidated financial statements.

-----------------------------------------


                           RELM WIRELESS CORPORATION
                     Condensed Consolidated Balance Sheets
                       (In thousands except share data)

                                                        September 30    December 31
                                                            2001           2000
                                                       -------------------------------
                                                         (Unaudited)    (See note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term liabilities            $      129     $      848
   Accounts payable                                            3,133          3,604
   Accrued compensation and related taxes                        694            361
   Accrued expenses and other current liabilities                824            896
                                                        ------------  -------------
Total current liabilities                                      4,780          5,709

Long-term liabilities:
   Line of credit                                              3,591          3,193
   Convertible subordinated notes                              3,150          3,150
   Capital lease obligations                                      10             10
                                                        ------------  -------------
                                                               6,751          6,353

Stockholders' equity:
   Common stock; $.60 par value; 20,000,000 and 10,000,000
   authorized shares at September 30, 2001 and December 31, 2000:
   5,346,174 issued and outstanding shares at
   September 30, 2001 and December 31, 2000                    3,207          3,207
   Additional paid-in capital                                 21,452         21,452
   Accumulated deficit                                       (18,228)       (18,299)
                                                        ------------  -------------
Total stockholders' equity                                     6,431          6,360

                                                        ------------  -------------
Total liabilities and stockholders' equity                $   17,962     $   18,422
                                                        ============  =============

See notes to condensed consolidated financial statements.

     -----------------------------------------


                           RELM WIRELESS CORPORATION
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands except per share data)

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  ----------------------------------     -------------------------------------
                                                  September 30          September 30      September 30           September 30
                                                      2001                  2000              2001                   2000
                                                  ------------          ------------     -------------           ------------
Sales                                             $      6,223          $     5,958      $     17,131            $    15,712
Expenses
    Cost of products                                     4,293                4,283            12,212                 11,572
    Selling, general & administrative                    1,528                1,907             4,378                  5,312
                                                  ------------          -----------      ------------            -----------
                                                         5,821                6,190            16,590                 16,884
                                                  ------------          -----------      ------------            -----------
Operating income (loss)                                    402                 (232)              541                 (1,172)
Other income (expense):
    Interest expense                                      (149)                (213)             (452)                  (735)
    Gain on sale of facility and equipment                   -                    -                 -                  1,165
    Other income (expense)                                 (40)                 115               (18)                   261
                                                  ------------          -----------      ------------            -----------
Net Income (loss)                                 $        213          $      (330)     $         71            $      (481)
                                                  ============          ===========      ============            ===========

Earnings (loss) per share-basic                   $       0.04          $     (0.06)     $       0.01            $     (0.09)
                                                  ============          ===========      ============            ===========

Earnings (loss) per share-diluted                 $       0.04          $     (0.06)     $       0.01            $     (0.09)
                                                  ============          ===========      ============            ===========

See notes to condensed consolidated financial statements.

-----------------------------------------

                           RELM WIRELESS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                            NINE MONTHS ENDED
                                                                 ------------------------------------------
                                                                   September 30            September 30
                                                                       2001                    2000
                                                                 ------------------     -------------------
Cash provided (used) by operations                                 $       348                $     (169)

Investing
activities:
    Cash paid for Uniden product line                                        -                    (2,016)
    Property and equipment purchases                                       (64)                     (217)
    Proceeds from disposals of assets                                        2                     5,246
    Other                                                                   51                         6
                                                                   ------------         ----------------
    Cash provided (used) by investing activities                           (11)                    3,019

Financing
activities:
    Net change in line of credit                                           398                    (1,141)
    Proceeds from long term debt                                             -                     3,250
    Repayment of debt                                                     (719)                   (4,551)
    Payment of debt issuance costs                                           -                      (280)
    Other                                                                   (8)                        -
                                                                   ------------         ----------------
Cash used by financing activities                                          (329)                  (2,722)
Increase  in cash                                                             8                      128
Cash and cash equivalents at beginning of period                            208                        1
                                                                   ------------         ----------------

Cash and cash equivalents at end of period                         $        216         $            129
                                                                   ============         ================
Supplemental disclosure:
    Interest paid                                                  $        452         $            735
                                                                   ============         ================
Non-cash transactions:
        Common stock and common stock warrants
        payable for debt issuance and acquisition costs            $          -         $          1,059
                                                                   ============         ================
        Warrants issued for consulting services                    $          -         $            226
                                                                   ============         ================
         Common stock issued for conversion of debt                $          -         $            100
                                                                   ============         ================

See notes to condensed consolidated financial statements.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
              (In thousands except share data and per share data)


     1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Stockholders. The results of operations for the three and nine month period ended September 30, 2001 are not necessarily indicative of the operating results for a full year.

     The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was September 28, 2001 for the third quarter of fiscal 2001. The quarter began on June 30, 2001.


     2.  Significant Events and Transactions

     Manufacturing Contract For Portable Radio Transceivers

     In September 2001, we entered into a contract with Shenzhen Hyt Science & Technology, LTD (HYT) for the manufacture of a new family of portable two-way radios. Under the agreement, HYT will manufacture for RELM, four models of VHF and UHF portable two-way radio transceivers, and we will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and may be expanded to include additional products. Certain models are expected to be available for sale in the fourth quarter 2001, while the remaining models are expected to be available in the first quarter 2002.

     -----------------------------------------

     Significant Events and Transactions - Continued

     3.  Inventories

     The components of inventory, net of reserves totaling $1,978 at September 30, 2001 and December 31, 2000, consist of the following:

                              September 30       December 31
                                  2001              2000
                              -------------      -----------
     Finished goods           $       6,019     $      5,043
     Work in process                    578              796
     Raw materials                    2,745            3,101
                              -------------     ------------
                              $       9,342     $      8,940
                              =============     ============


     4.  Stockholders' Equity

     The consolidated changes in stockholders' equity for the nine months ended September 30, 2001 are as follows:

                                                                           Additional
                                                     Common Stock            Paid-In      Accumulated
                                             ---------------------------
                                                 Shares        Amount        Capital        Deficit         Total
                                             ----------------------------------------------------------------------
Balance at December 31, 2000                      5,346,174   $ 3,207      $  21,452      $  (18,299)       $6,360

Net income                                                -         -              -              71            71

                                             ----------------------------------------------------------------------
Balance at September 30, 2001                     5,346,174   $ 3,207      $  21,452      $  (18,228)       $6,431
                                             ======================================================================

     5.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  -------------------------------       ---------------------------

                                                                  September 30       September 30       September 30   September 30
                                                                      2001               2000               2001           2000
                                                                  ------------       ------------       ------------   ------------
Numerator:
   Net income (loss) (numerator for basic earnings
     per share)                                                   $      213         $      (330)       $        71    $      (481)
   Effect of dilutive securities:
     8% convertible notes                                                  -                   -                  -              -
                                                                  ----------         -----------        -----------    -----------
   Net income (loss) (numerator for dilutive earnings
     per share)                                                          213                (330)                71           (481)
                                                                  ----------         -----------        -----------    -----------
Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                                  5,346,174           5,303,114          5,346,174      5,193,213

   Effect of dilutive securities:
     8% convertible notes                                                  -                   -                  -              -
     Options                                                          50,000                   -             30,000              -
                                                                  ----------         -----------        -----------    -----------
   Denominator for diluted earnings per share -
   adjusted weighted average shares                                5,396,174           5,303,114          5,376,174      5,193,213
                                                                  ==========         ===========        ===========    ===========

Earnings (loss) per share-basic                                   $     0.04         $     (0.06)       $      0.01    $     (0.09)
                                                                  ==========         ===========        ===========    ===========

Earnings (loss) per share-diluted                                 $     0.04         $     (0.06)       $      0.01    $     (0.09)
                                                                  ==========         ===========        ===========    ===========


     Shares related to options and convertible debt are not included in the computation of loss per share for the three and nine months ended September 30, 2000, because to do so would be anti-dilutive.

     6.  Comprehensive Income (Loss)

     The total comprehensive income (loss) for the three and nine months ended September 30, 2001 was $213 and $71, respectively, compared to ($330) and ($481) for the same periods in the previous year.

     -----------------------------------------

     7.  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change of fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted these Statements on January 1, 2001, and did not have a material impact on the Company's financial position or operating results. At September 30, 2001, the Company had no hedges or firm commitments outstanding.

     In June 2001, the FASB issued Statements of Financial Accounting Standards
     (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. The adoption of SFAS No. 141 and No. 142 will not have a material impact on our Consolidated Financial Statements.

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


     Counter Claims


     In February 1999, the Company initiated collection and legal proceedings against its former Brazilian dealer, Chatral, for failure to pay for 1998 product shipments totaling $1.4 million which has been fully reserved. In April 2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300 thousand in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case has been involuntarily dismissed. There has been no ruling on the merits of the case, and the Company has preserved its rights to pursue this matter in the future.

     -----------------------------------------

     Counter Claims-continued

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS
     --------------------

     Results of Operations
     ---------------------

     As an aid to understanding our operating results, the following table shows each item from the consolidated statement of operations expressed as a percentage of net sales:

                                       Percentage of Sales             Percentage of Sales
                               -------------------------------   -------------------------------
                                    THREE MONTHS ENDED                  NINE MONTHS ENDED

                                September 30     September 30     September 30     September 30
                                    2001             2000             2001             2000
                               --------------   --------------   --------------   --------------
Sales                                 100.0%           100.0%           100.0%           100.0%
Cost of sales
                                       69.0             71.9             71.3             73.7
                               ------------     ------------     ------------     ------------
Gross margin                           31.0%            28.1             28.7             26.3
Selling, general and
  administrative expenses             (24.6)           (32.0)           (25.6)           (33.8)
Interest expense                       (2.4)            (3.5)            (2.6)            (4.7)
Other income (expense)                 (0.6)             1.9             (0.1)             9.1
                               ------------     ------------     ------------     ------------
Net income (loss)                       3.4%            (5.5)%            0.4%            (3.1)%
                               ============     ============     ============     ============


     Net Sales

     Net sales for the three months ended September 30, 2001 increased approximately $0.3 million (4.4%) compared to the same period for the prior year. This increase was the result of strong demand for BK Radio-branded products in the government and public safety sectors, including sales to the U.S. Forest Service and the Communications Electronics Command of the U.S. Army. Additionally, we continued to make progress in the business and industrial market segment through increased sales of our Uniden-branded products and ESAS systems. Sales of these products increased $0.7 million (339.5%) to $0.9 million, compared to the same period for the prior year. The complete Uniden product line was not yet available for sale during the third quarter of the prior year. Sales of our RELM-branded products decreased $0.7 million (77.2%) to $0.2 million compared to the same period for the prior year. This reflects the introduction of Uniden models to the business and industrial market. These models have more modern designs and feature sets.

     Net sales for the nine months ended September 30, 2001 increased approximately $1.4 million (9.0%) to $17.1 million, compared to the same period for the prior year. This increase was primarily due to BK Radio product sales, particularly our new GMH mobile radio. Strong demand from the U.S. Forest service was also a

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------

     Net Sales-continued

     contributing factor. Additionally, sales of Uniden-branded products increased by $1.6 million (148.4%) to $2.4 million, compared to the same period for the prior year. The Uniden product line was not acquired by RELM until late in March 2000 and the full compliment of product offerings was not available for sale until January 2001.


     Cost of Sales and Gross Margin

     Cost of sales as a percentage of net sales for the three months ended September 30, 2001 was 69.0% compared to 71.9% for the same period in the prior year. For the nine months ended September 30, 2001, cost of sales as a percentage of net sales was 71.3% compared to 73.7% for the previous year. The overall improvement in cost of sales and gross margins was the result of reductions in manufacturing staff and expenses that were implemented starting in the fourth quarter 2000, combined with increased manufacturing volumes, which allowed for more effective use of manufacturing overhead resources.

     We have also realized cost improvements by employing a strategy to outsource certain manufacturing operations and products. In March 2000 we entered into a contract manufacturing agreement with Solectron for the manufacture of certain LMR subassemblies for a period of five years. Also, in connection with our acquisition in March 2000 of certain Uniden product lines, we entered into a manufacturing contract with Uniden Corporation pursuant to which Uniden Corporation manufactures our LMR products branded under the "Uniden" name. Although the contract expired in September 2001, Uniden has continued to manufacture and provide products in accordance with its terms and conditions.

     In September 2001, we entered into a contract with Shenzhen Hyt Science & Technology, LTD (HYT) for the manufacture of a new family of portable two-way radios. Under the agreement, HYT will manufacture for RELM, four models of VHF and UHF portable two-way radio transceivers, and we will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and may be expanded to include additional products. Certain models are expected to be available for sale in the fourth quarter 2001, while the remaining models are expected to be available in the first quarter 2002.

     We are continuing to evaluate new external manufacturing alternatives, with a particular focus in the Far East, in order to further reduce our product costs. We anticipate that the current relationships or comparable alternatives will be available to the company in the future.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting, and headquarters expenses. For the three months ended September 30, 2001, expenses totaled approximately $1.5 million compared to $1.9 million for the same period last year. For the nine months ended September 30, 2001 SG&A expenses totaled $4.4 million compared to $5.3 million for the same period during the prior year.

     These decreases are driven by reduced selling and marketing expenses, particularly for our Uniden products. Also, general and administrative staff and expenses in Finance, Human Resources, MIS, and headquarters have all been reduced from the prior year. Compared to the same period last year, engineering expenses increased approximately $40,000 (12.9%) and $144,000 (17.0%) for the three and nine months ended September 30, 2001, respectively. This reflects the development of multi-site dispatch capability for our Uniden ESAS Systems. These systems were introduced in March of this year.

     Interest Expense

     For the three months ended September 30, 2001 interest expense totaled $149,000 compared to $213,000 for the same period during the prior year. For the nine months ended September 30, 2001 interest expense totaled $452,000 compared to $735,000 for the same period during the prior year. Revenue growth and expense reductions have generated working capital and, combined with a portion of the proceeds from our private placement of convertible subordinated notes, enabled us to reduce the amount outstanding on our revolving line of credit. Additionally, last year we satisfied the mortgage on our facility in connection with its sale and satisfied obligations under capital leases associated with certain manufacturing and computer equipment.

     Gain on sale of facility and equipment

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------

     Income Taxes

     No income tax provision was provided for the three or nine months ended September 30, 2001 or 2000 as we have net operating loss carryforward benefits totaling approximately $30 million at September 30, 2001. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset and have provided valuation allowances against net deferred tax assets.


     Significant Customers
     ---------------------

     Sales to the United States government represented approximately 34.6% and 38.9% of our total sales for the three months and nine months ended September 30, 2001, respectively, compared to 45.0% for the year ended December 31, 2000. These sales were primarily to the United States Forest Service (USFS) and the Communications Electronics Command of the U. S. Army (CECOM). Sales to the USFS represented approximately 24.7% and 27.9% of total sales for the three months and nine months ended September 30, 2001, respectively. Sales to the CECOM represented approximately 9.9% and 11.0% of total sales for the three months and nine months ended September 30, 2001, respectively.

     In 1998, we were awarded portions of the current USFS contract. This contract expired in September 2001. Earlier this year, bids for a new contact were solicited and we were awarded the contract for portable radios, base stations, and repeaters. The contact is for a period of one year with options for three additional years, and does not specify a minimum purchase. Although the contract for mobile radios has not yet been awarded, we do not believe that RELM will receive the award.

     In 1996, we were awarded a contract to provide land mobile radios to CECOM. This contract is for a term of five years with no specified minimum purchase requirement, and will expire this year. Bids for a new contract have not yet been solicited by CECOM.

     Inflation and Changing Prices
     -----------------------------

     Inflation and changing prices for the three and nine months ended September 30, 2001 and 2000 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             -----------------------------------------------------------------
     FINANCIAL CONDITIONS-continued
     ------------------------------


     Liquidity and Capital Resources
     -------------------------------


     As of September 30, 2001, we had working capital of $8.9 million compared with $7.7 million as of December 31, 2000. This increase was primarily the result of reductions in accounts payable and other current liabilities, enabled by revenue growth and expense reductions.

     We have a $7 million revolving line of credit. As of September 30, 2001, the formula under the terms of the agreement supported a borrowing base totaling approximately $5.3 million, of which approximately $2.1 million was available.

     Capital expenditures for property and equipment for the nine months ended September 30, 2001 were $64,000 compared to $217,000 for the same period in 2000. Capital expenditures for the fourth quarter 2001 are anticipated to remain consistent with the levels experienced in the first three quarters of this year.


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

     PART II- OTHER INFORMATION
     --------------------------


     ITEM 1.  LEGAL PROCEEDINGS
              -----------------

     None

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

     ITEM 6.  EXHIBITS AND REPORTS FORM 8-K
              -----------------------------

     (a) The following documents are filed as part of this report:


               10.2 OEM Shenzhen Hyt Science & Technology Company, LTD Manufacturing Agreement

               10.3 Certificate of Amendment to the Articles of Incorporation of RELM WIRELESS CORPORATION



     (b) Reports on Form 8-K during the fiscal quarter ended September 30, 2001.

               None







                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        RELM WIRELESS CORPORATION
                                        (The "Registrant")
     Date:  November 1, 2001

                                        By:  /s/ W. P. Kelly
                                             -----------------------
                                             William P. Kelly
                                             Vice President - Finance and Chief
                                             Financial Officer
                                             (Principal financial and accounting
                                             officer and duly authorized
                                             officer)