Form 10-K405
period 2001-12-31
RELM WIRELESS CORP
filed 2002-03-25
CIK 2186

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

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                          Commission file number 0-7336
                            RELM WIRELESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                59-3486297
-------------------------------                             ----------------
(State of other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

     7100 Technology Drive
     West Melbourne, Florida                                     32904
----------------------------------------                       ----------
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

         Yes [X]                                No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on January 31, 2002, based on the closing price at which such stock was sold on the NASDAQ National Market on such date, was $4,258,174.

As of January 31, 2002, 5,346,174 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2001 Annual Shareholders' Meeting are incorporated by reference in Part III of this report. The Registrant's Proxy Statement will be filed within 120 days after December 31, 2001.

================================================================================

================================================================================

                                Table of Contents

PART I

Item 1.  Business................................................................1
Item 2.  Properties.............................................................11
Item 3.  Legal Proceedings......................................................11
Item 4.  Submission of Matters to a Vote of Security Holders....................13

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..15
Item 6.  Selected Financial Data................................................15
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................17
Item 7A. Quantitative and Qualitative Disclosures About Market Risks............26
Item 8.  Financial Statements and Supplementary Data............................39

PART III

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures..............................................40
Item 10. Directors and Executive Officers of the Registrant.....................40
Item 11. Executive Compensation.................................................40
Item 12. Security Ownership of Certain Beneficial Owners and Management.........40
Item 13. Certain Relationships and Related Transactions.........................40

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......41
SIGNATURES .....................................................................43

                                     Part I
                                     ------

Item 1. Business
----------------

General

RELM Wireless Corporation designs, manufactures and markets wireless communications products, principally two-way land mobile radios (LMR) and related components. We offer products with three distinct brand names, BK Radio, RELM, and Uniden. These products are sold to two market segments.

1) The government and public safety market, which includes fire, rescue, law enforcement, and emergency medical personnel, as well as the military and various agencies of federal, state, and local governments.

2) The business and industrial market, which consists of enterprises requiring fast, inexpensive communication among a discrete group of users. Examples include hotels, construction companies, schools, airports, and taxies.

Prior to 2000, we were engaged in many unrelated businesses. Starting in 1996, we developed and executed a strategy to focus on wireless communications. From that time through 1999, we sold or otherwise discontinued businesses and product lines that were outside that focus or were under-performing. In 1999 we completed our exit from these businesses and products, and today are focused exclusively on LMR wireless communications.

As part of our strategic plan, operations were significantly restructured. These restructuring actions significantly reduced our revenue base. Accordingly, during the last two years we have aggressively pursued initiatives for growth in LMR revenues. Toward that end, in 2000 we completed the acquisition of the private radio communications product lines from Uniden America Corporation. Additionally, we introduced our new "G-Series" mobile radios. In 2001 we entered into an agreement for the manufacture of four new portable radios for business and industrial users, the first of which was introduced in January 2002. Also, all our sales and marketing efforts have been streamlined and consolidated.

In concert with our efforts to increase revenues, we have reduced operating expenses and employment while improving quality and efficiency. We significantly reduced manufacturing expenses primarily through facility, staff and spending reductions, much of which was the result of manufacturing outsourcing arrangements. Also, we sold our 144,000 square foot facility in West Melbourne, Florida and leased reduced square footage nearby at a substantially lower cost. We also reduced staffing and expenses in all selling, general, and administrative functions. Consequently, we have been able to improve gross profit margins and operating income.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414. More information about us and our products is also available through the Internet at "RELM.com". The information provided on our website is not incorporated into this report.

--------------------------


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

Recent Developments

In September 2001 we entered into a contract with an electronic and manufacturing concern for the manufacture of a new family of portable two-way radios. Under the agreement, this company will manufacture for RELM, four models of VHF and UHF portable two-way radio transceivers, and we will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and may be expanded to include additional products. The first product model was introduced in January 2002. The remaining models are expected to be available in the second quarter of 2002.

In February 2002, we commenced a public rights offering. The purpose of the offering is to provide working capital, which among other things, will further the development of our new digital products and capabilities. The securities being offered are "units". A unit is comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock. We believe that a rights offering provides several advantages over a traditional public offering. It allows us to offer the units to our current equity holders who already have some knowledge of our business, and it provides them with the opportunity to maintain their fully-diluted pro-rata ownership in the company. Additionally, the warrant component gives investors the opportunity to buy our shares in the future at a fixed price. We have engaged Noble International Investments, Inc. as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission (SEC) on February 11, 2002. At the option of the standby underwriter, the units could be separated upon ten (10) days notice which was given ten (10) days prior to the closing of the offering. The offering closed on March 22, 2002 and resulted in the sale of approximately 2.8 million units, which were immediately separated and which generated approximately $2.5 million in gross proceeds. The underlying warrant is currently quoted on the OTC Bulletin Board with the symbol RELMW and the underlying shares are listed on the NASDAQ Small Cap Market under RELM'S current symbol for its common stock, RELM.

Sales Information

As an aid to understanding the impact of our decision to focus exclusively on our LMR business, the following table summarizes sales information by major product lines and industry:

                                                2001      2000      1999
                                            --------------------------------
                                                     (in Millions)

         LMR-Gov't & Pub. Safety              $  18.0   $  14.7   $  13.5
         LMR-Bus./Indus./Comm                     4.8       6.4       7.0
         Digital Data Communications(1)          --        --        --
         Access Controls (1)                     --        --          .1
         Electronic Components(1)                --        --          .9
                                            --------------------------------
         Total Wireless Comm. Equipment          22.8      21.1      21.5
         Commercial Real Estate                  --        --          .9
                                            --------------------------------
         Total Company                        $  22.8   $  21.1   $  22.4
                                            ================================

(1) - We have exited the Digital Data Communications, Access Controls and Electronic Components businesses. See "Discontinued Products and Product Lines."

Audited financial statements and detailed supplementary financial information are found in items 6, 7, and 8.

Industry Overview

LMR communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g. police, fire, and emergency medical personnel), businesses (e.g. hotels, airports, farms, taxis, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization's specific communication needs. The cost of a system varies widely, starting at approximately $60,000 for a basic configuration. Radio sets typically cost between $250 and $800, depending upon features, and there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. The majority of users make 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life is 8 years for a portable radio and 11 years for a mobile.

LMR systems are the oldest form of wireless dispatch communications used in the U.S., having been first deployed by the Detroit Police Department in 1921. LMR is also the most widely used

--------------------------


form of dispatch communications in the U.S. with an estimated 16.3 million users in 1998. Initially, LMR was used almost exclusively by law enforcement. At that time all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional spectrum was allocated for LMR use.

In recent years LMR has been characterized by slow growth of approximately 2% annually. This growth rate is a reflection of several factors:

o        LMR is a mature industry, having been in existence for over 70 years.

o Some LMR users are in mature industry segments that are themselves experiencing slow growth rates.

o Most significantly, growth has been hampered by the lack of available radio spectrum, which has prevented existing users from expanding their systems and hindered efforts of many potential new users from obtaining licenses for new systems.

As a result of the lack of available spectrum, the FCC has mandated that new LMR equipment utilize more spectrum-efficient technology. This will effectively require LMR users to migrate to digital systems. Responding to the mandate, the Association of Public Communications Officials (APCO), in concert with several LMR manufacturers (including RELM), recommended an industry standard for digital LMR devices that would meet the FCC requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of APCO Project 25 are to i) allow effective, efficient and reliable inter-operability among users, ii) obtain maximum radio spectrum efficiency, and, iii) to ensure competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or APCO to purchase Project 25-compliant equipment or otherwise adopt the standard, we believe that compliance with the standard is fast becoming the key factor for public safety purchasers. Furthermore, we believe that the demand for Project 25-compliant equipment will fuel significant LMR market growth as users upgrade systems to comply with the FCC mandate. According to the Public Safety Wireless Networks organization (PSWN), a federal government agency, over the next 10 years, Federal, State and Local government agencies are forecasted to spend in excess of $200 billion to upgrade their LMR systems.

By some estimates, the LMR industry is as large as $7 billion in annual sales. Motorola dominates the market, holding an estimated market share in excess of 70% ($5 billion). Comnet/Ericsson is another major participant with an estimated $1 billion in annual sales. The remaining market share is spread among many small companies, including RELM.

Description of Products

We design, manufacture, and market wireless communications equipment consisting of land mobile radios and base station components and subsystems. The majority of our products use analog technology. We are, however, executing a comprehensive plan to engineer, manufacture, and market digital products that are compliant with the specifications of the Association of Public Communication Officials ("APCO") Project 25. We anticipate introducing digital products in the fourth quarter of 2002.

We sell our products under the "BK RADIO," "UNIDEN," and "RELM" brand names.

In September 1993, we purchased the assets of Bendix/King Mobile Communications Division of Allied Signal. These products are sold under the "BK Radio" (formerly "Bendix King") brand name and consist of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety sectors. The BK Radio products have more extensive features and capabilities than the products offered in the RELM and Uniden product lines.

In March 2000, we purchased certain private radio communications product lines from Uniden America Corporation. These products primarily serve the commercial, business and industrial segment of the LMR market, and significantly broaden and modernize our offerings there. These products are currently sold under the "Uniden" brand name.

In September 2001 we entered into a contract with an elctronic and manufacturing concern for the manufacture of a new family of portable two-way radios. Under the agreement, this company will manufacture for RELM, four models of VHF and UHF portable two-way radio transceivers, and we will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and may be expanded to include additional products. These products will be marketed under the RELM brand. The first model was introduced in January 2002. The remaining models are expected to be available in the second quarter of 2002.

Description of Markets

Government and Public Safety Market
The government and public safety market includes the fire, rescue, law enforcement, emergency medical personnel, as well as various agencies of federal, state, and local government. Most of our sales in this market are made directly to the end-users. Sales to this market represented approximately 79% of total sales during 2001 and 70% of total sales for 2000.

We offer products to this market under the BK Radio brand name. This product line consists of higher-specification land mobile radios with more complex features and capabilities tailored for professional radio users. The products include mobile radios for mounting in vehicles, portable (hand-held) radios, base stations, and repeaters that enable two-way radios to operate over a wider area. We also manufacture and sell base station components and subsystems which are

--------------------------

installed at radio transmitter sites to improve performance by reducing or eliminating signal interference and to enable the use of one antenna for both transmission and reception.

Currently, our products and systems for the government and public safety market use primarily analog technology. However, there is an increasing demand in this market for digital LMR equipment and systems that are compliant with the Project 25 standard established by APCO. We are currently developing products that are compliant with Project 25 specifications.

Business, Industrial and Commercial Market
The business, industrial and commercial market includes businesses of all sizes that require fast, push-to-talk communication among a defined group of users such as hotels, construction companies, schools, taxicab and limousine companies, and airports. Most of our sales in this market are to dealers and distributors who then resell the products to end-users. Our sales to this market represented approximately 21% of total sales during 2001 and 30% of total sales for 2000.

We offer products to this market under the RELM and Uniden brand names. The products include mobile radios, portable radios, base stations, and repeaters. In March 2000, we expanded our product offering with the acquisition of the private radio communications product lines from Uniden America Corporation. This product line supplements our product offerings in this segment with 8 new portable radios and 6 new mobile radios. These products are recognized in the business, industrial and commercial segments of the LMR market and have broadened and modernized our offerings, including the addition of trunking capability and ESAS systems. These products are presently being sold under the Uniden brand name.

In September 2001, we entered into an OEM manufacturing agreement with an electronic design and manufacturing concern in China. Under this agreement, RELM will acquire four new models of VHF and UHF portable radios and will have exclusive distribution rights in North, Central, and South America. These radios, sold under the RELM brand, will supplement our current product lines by providing lower-cost, yet feature rich and reliable two-way communications for lower-end business and industrial users.

Engineering, Research and Development
Our product design and development activities are principally conducted in West Melbourne, Florida, where core research and development activities, including product conceptualization, technical writing, printed circuit board layouts, software development and mechanical engineering are conducted. Our engineers and other research and development employees also develop design specifications based on customer requirements and supervise quality assurance activities. Our research and development team actively assists in the implementation of product designs, with primary responsibility for applied engineering, production engineering and the supervision of contract manufacturers. Other activities include ongoing engineering and quality assurance. As of December 31, 2001, we employed 10 people who devote all or a substantial portion of their time to research, development and engineering.

----------------------------


For 1999, 2000, and 2001, RELM's research, development and engineering expenditures were approximately $1.5 million, $1.2 million, and $1.4 million, respectively. The use of strategic technology partners has enabled us to reduce R&D expenditures while concentrating on key initiatives, particularly APCO Project 25 compliant digital products.

In 2001 we launched our digital development initiative. Initially this project will yield a VHF portable radio. Later, UHF and 800Mhz/700Mhz models will also be included. The VHF model is planned to be available for sale in the fourth quarter of 2002. We utilize a strategic alliance for the repeater portion of our Project 25 development. Our partner has already successfully developed and introduced Project 25-compliant repeaters.

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

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available for every aspect of our manufacturing. In the first quarter of 2000, we completed our initial agreement for utilizing outside manufacturing services while concurrently reducing our operating overhead. This was accomplished by selling our West Melbourne manufacturing facility and entering into a contract with a contract manufacturer, for the manufacture of certain LMR subassemblies. This agreement has a five-year term and is automatically renewed for one-year terms unless either party gives notice of termination. The contract manufacturer purchases the raw materials related to the manufacture of these subassemblies directly from suppliers.

Also, in connection with the acquisition of the Uniden LMR product line, we entered into a manufacturing contract with Uniden America Corporation under which Uniden will continue to manufacture that product line. We are permitted to use the Uniden brand name for the duration of the contract. The initial term of the Uniden contract was for 18 months. Although the contract expired in September 2001, both parties continue to operate under its original terms.

In September 2001, we entered into an OEM manufacturing agreement with an electronic design and manufacturing concern in China for the manufacture of a new family of portable two-way radios. Under the agreement, the company will manufacture for RELM four models of VHF and UHF portable two-way radio transceivers, and RELM will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and its scope may be expanded to include additional products. The initial model was introduced in January 2002, while the remaining models are expected to be available in the

----------------------------

second quarter 2002. The new portable two-way radios will provide a low-cost yet feature-rich and reliable two-way communication alternative for customers in these markets. The manufacturer is a private company which has specialized in engineering and manufacturing quality radio frequency (RF) products since 1993. They employ approximately 120 individuals, including 30 electronic and RF engineers.

We plan to continue to outsource manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of research, product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product. To ensure that products manufactured by others meet our standards, our West Melbourne production and engineering team works closely with its ISO9002-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and the suppliers, and negotiate the prices for most of these components. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and to conduct periodic, on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products as well as components used in their products. Several are located in the Pacific-Rim. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During the years ended December 31, 2001, 2000, and 1999, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component may delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We believe that our supplier relationships are strong.

Seasonal Impact

Demand for our "BK Radio" LMR products is typically the greatest during the summer season because of the increased forest fire activity during that time of year.

Significant Customers

Sales to the United States Government represented approximately 44%, 44% and 26% of our total sales for the years ended December 31, 2001 and 2000, and 1999, respectively. These sales were primarily to the United States Forest Service
(USFS) and the Communications Electronics Command of the United States Army (CECOM). Sales to the USFS represented approximately 34%, 35%, and 27% of total sales for the years ended December 31, 2001, 2000, and 1999,

----------------------------


respectively. Sales to CECOM represented approximately 10%, 9%, and 8% of total sales for the years ended December 31, 2001, 2000, and 1999, respectively.

In 1998, we were awarded portions of the USFS contract. This contract expired in September 2001. Earlier in 2001, bids for a new contract were solicited and we were awarded the contract for portable radios and base stations. The contract is for a period of one year with options for three additional years, and does not specify a minimum purchase. We were not awarded the contract for mobile radios. However, these units are available on the Company's General Service Administration (GSA) schedule.

In 1996, we were awarded a contract to provide land mobile radios to CECOM. This contract was for a term of five years with no specified minimum purchase requirement. The contract expired in 2001. CECOM has not yet solicited bids for a new contract. We have offered to continue providing products to CECOM under the terms of the recently expired contract. Shipments to CECOM totaled $2.3 million for the year ended December 31, 2001.

Backlog

Our order backlog was approximately $1.6 million and $2.5 million as of December 31, 2001 and 2000, respectively.

Competition

The worldwide land mobile radio markets are estimated to be $7.5 billion with annual growth of less than 5%. We compete with many domestic and foreign companies in these markets. One competitor holds a share of the market estimated to exceed 70%. We compete in these markets by capitalizing on our strengths, which include quality, speed, and customer responsiveness. As we successfully implement low-cost manufacturing relationships, we are increasingly able to compete on price. We believe that we are competitive with regard to these factors.

Employees

We presently have 81 full-time employees, most of whom are located at our West Melbourne, Florida facility. 52 of these employees are engaged in direct manufacturing or manufacturing support, 10 in engineering, 8 in sales, marketing and order entry and 11 in general and administrative activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage.

----------------------------


Information Relating to Domestic and Export Sales

The following table summarizes our sales of wireless communications equipment by location of our customers:

                                            2001       2000         1999
                                         --------------------------------
                                                   (in Millions)

         United States                    $  21.8     $  20.4     $  20.7
         Europe                              --            .7          .7
         Other International                  1.0        --            .1
                                         --------------------------------
         Total                            $  22.8     $  21.1     $  21.5
                                         ================================

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

Leased

In March 2000, we moved all of our operations to approximately 54,000 square feet of comparable leased space at a nearby location in West Melbourne, Florida. The lease has a term of five years. Rental, maintenance and tax payments were approximately $274,000 and $375,000 in 2000 and 2001, respectively.

Item 3. Legal Proceedings
-------------------------

On February 14, 1996, the Insurance Commissioner of the Commonwealth of Pennsylvania, in her capacity as statutory liquidator for Corporate Life Insurance Company, filed a complaint against multiple defendants in the Commonwealth Court of Pennsylvania, including us and Donald F.U. Goebert (in his capacity as one of our officers and directors). The specific claims alleged against us and Mr. Goebert are for a preferential transfer, conspiracy and common law fraud arising from a 1987 transaction between us and Corporate Investment Company, the parent Company of Corporate Life, pursuant to which we and Corporate Life Insurance exchanged promissory notes in the amount of $1,700,000. In connection with this transaction, Corporate Life Insurance pledged to us, as security for its note payment obligation, its shares of stock of Corporate Life. Corporate Life Insurance subsequently defaulted on its note. In 1991, at the demand of the Insurance Commissioner, Corporate Life Insurance sold Corporate Life to American Homestead, Inc. and, in connection with such sale, we assigned our note receivable from Corporate Life Insurance along with the collateral to American. As consideration for this assignment, American agreed to assume our obligations under its note to Corporate Life Insurance in the amount of $1,700,000. Accordingly, although the complaint alleges a claim for a preferential transfer, we received no payment of funds from Corporate Life Insurance. The conspiracy claims are non-specific but pertain to the sale of Corporate Life to American in 1991. Mr. Goebert was an officer and a director of Corporate Life Insurance. A pre-trial schedule set in October 2001 set aggressive time frames for the completion of discovery, the filing of dispositive motions and the filing of pre-trial statements. We will continue to vigorously defend this matter.

In one of two related actions, in 1994, the Trustee and statutory liquidator of Corporate Life Insurance, in connection with the current bankruptcy proceedings of Corporate Life Insurance, brought an adversarial proceeding in the United States District Court for the Eastern District of Pennsylvania against us, Mr. Goebert and other individuals and entities that were involved in the sale of Corporate Life to American.

-------------------------------------


This adversarial proceeding alleges the same claims as in the action brought by the Insurance Commissioner in connection with the note transaction and the sale of Corporate Life. In the other related action, in 1993, two individual creditors of Corporate Life Insurance filed a complaint against, among others, us and Mr. Goebert in the United States District Court for the Southern District of New York. The specific claims alleged against us and Mr. Goebert in the complaint are for fraud, fraudulent conveyance, securities fraud and Racketeer Influenced and Corrupt organization act violations in connection with the Note Transaction, the sale of Corporate Life and other investments made by Corporate Life Insurance in an effort to raise capital for Corporate Life. Each of the above-related matters is in civil suspense. This motion remains currently pending. We believe that an adjudication of the action brought by the Insurance Commissioner will in effect resolve both of the related matters on the legal principles of collateral estoppel and/or issue preclusion. We believe that there will be no material adverse effect on our financial position as a result of these actions.

On February 12, 1999, we initiated criminal and civil proceedings in Sao Paulo, Brazil against our Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1.4 million. Exhaustive negotiations were conducted by our executive management team, resulting in multiple proposals to satisfy the debt. One proposal was accepted by Chatral's principals, including a signed debt confession and promissory notes. As economic conditions in Brazil deteriorated in the next several days, additional disputes arose and Chatral defaulted on the terms of these documents. Subsequent attempts to negotiate were unsuccessful. In April 2001, the Brazilian court ordered us to post security with the court totaling approximately $300,000 in the form of cash or a bond in order for the case to proceed. We have elected not to post security. Consequently, the case has been involuntarily dismissed. There has been no ruling on the merits of the case, and we have preserved our rights to pursue this matter in the future.

On December 8, 1999, Chatral filed claim against us in the United States District Court for the Southern District in Miami, Florida alleging damages totaling $8 million as a result of our discontinuation of shipments to Chatral. We have retained counsel to represent us in these actions. Although we believe that we have defenses of merit, the outcome of this action is uncertain. An unfavorable outcome could have a material adverse effect on our financial condition.

Heath & Company filed suit against RELM Wireless Corporation and RELM Communications, Inc. in the United States District Court for the District of Massachusetts in early 2001 year for breach of contract, misrepresentation and unfair trade practices. Pursuant to a Memorandum and Order dated April 24, 2001, by Judge Douglas P. Woodlock, most of Heath's claims have been dismissed. The judge ruled as a matter of law that a fact finder must determine whether RELM Communications withheld information it knew to be essential to Heath and whether it did so in a bad faith attempt to withdraw from a brokerage agreement. Our belief is that the Plaintiff will not be able to meet the burdens outlined by the court in its April 24, 2001 Memorandum and Order.

-------------------------------------

On December 20, 2000, a products liability lawsuit was filed in Los Angeles Superior Court in Los Angeles, California. Although we were not named in the suit, one of the Defendants, C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. As part of the asset sale, the asset purchase agreement contained indemnification provisions, which could result in liability for us. On October 23, 2001, C.P. Allstar Corporation served us with a claim for indemnification under a provision of the asset purchase agreement. We are vigorously defending the claim.

On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas, against RELM Wireless Corporation and RELM Communications, Inc. C.P. Allstar Corporation is also a named defendant in this lawsuit. C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. As part of the asset sale, the asset purchase agreement contained indemnification provisions, which could result in liability for us. We are vigorously defending the claim.

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

Amendment To The Articles Of Incorporation To Increase Authorized Common Stock On the proposal to amend article five of the Company's articles of incorporation, increasing the number of authorized shares of common stock from 10 million to 20 million, 4,831,347 shares were voted for the proposal, 130,302 shares were voted against the proposal, and 12,547 shares abstained from the vote. The affirmative vote of the holders of a majority of our common stock

-----------------------------------------------------------------------


was required to approve this proposal. Based on this vote, the proposal was approved by the shareholders.

Amendment To The Articles Of Incorporation To Increase Authorized Preferred
Stock
On the proposal to amend article five of the Company's articles of incorporation, increasing the number of authorized shares of preferred stock from twenty thousand (20,000) to 1 million (1,000,000), 2,765,298 shares were voted for the proposal, 455,371 shares were voted against the proposal, 23,474 shares abstained from the vote, and there were 1,730,053 non-votes. The affirmative vote of the holders of a majority of our common stock was required to approve this proposal. Based on this vote, the proposal was approved by the shareholders.

Ratification Of The Appointment Of Ernst & Young LLP As Independent Certified Public Accountants
On the proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors, 4,954,300 shares were voted for the proposal, 12,730 shares were voted against the proposal, and 7,166 shares abstained from the vote. The affirmative vote of the holders of a majority of the total votes cast was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.

                                     Part II

Item 5. Market for the Registrant Common Equity and Related Stockholders Matters
--------------------------------------------------------------------------------

Effective as of July 5, 2001, our common stock began trading on the NASDAQ SmallCap Market under the symbol "RELM,". Prior to trading on the NASDAQ SmallCap Market our common stock traded on the NASDAQ National Market. The following table sets forth the high and low closing sale price for our common stock for the periods indicated, as reported by the NASDAQ SmallCap Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         2000 Quarter Ended                            High           Low
         ------------------------------------------------------------------
         March 31, 2000                           $    8.125     $    2.875
         June 30, 2000                                 4.188          2.000
         September 30, 2000                            2.500          1.563
         December 31, 2000                             2.000          0.313

         2001 Quarter Ended                            High           Low
         ------------------------------------------------------------------
         March 31, 2001                           $    1.56      $    0.56
         June 30, 2001                                 1.25           0.80
         September 30, 2001                            1.59           0.99
         December 31, 2001                             1.50           1.02

On January 31, 2002, there were 1,187 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan agreement with Summit Business Capital prohibits us from paying dividends on our common stock. No cash dividends were paid with respect to our common stock during the past five years.

Item 6. Selected Financial Data
-------------------------------

The following table summarizes selected financial data of RELM and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:

Statement of Operations (In Thousands, except per share data)

                                                                Year ended December 31
                                         2001         2000          1999          1998          1997
                                    -------------------------------------------------------------------

         Sales (2)                    $ 22,809      $ 21,054      $ 22,404      $ 29,530      $ 45,376

         Income (Loss) From
         Continuing Operations             122        (1,162)       (2,294)       (4,907)      (11,974)

         Loss From Discontinued
         Operations                         --          (266)           --          (725)       (2,836)

         Extraordinary Gain                 --            --            --           227            --
         Net Income (Loss) (1)        $    122      $ (1,428)     $ (2,294)     $ (5,405)     $(14,810)
                                    -------------------------------------------------------------------
         Income (loss) Per Share-
           Basic and Diluted:
         Income (Loss) Per Share
           From Continuing
           Operations (1)             $   0.02      $  (0.22)     $  (0.45)     $  (0.97)     $  (2.36)

         Income (Loss) Per Share
           From Discontinued
           Operations                       --         (0.05)           --         (0.15)        (0.56)

         Income Per Share From
           Extraordinary Item               --            --            --          0.05            --
                                    -------------------------------------------------------------------
         Net Income  (Loss)  Per
           Share (1)
                                      $   0.02      $  (0.27)     $  (0.45)     $  (1.07)     $  (2.92)
                                    ===================================================================


(1) Includes a $984,000 net gain on the sale of our manufacturing facility in the first quarter of 2000 and the sale of certain equipment in the fourth quarter of 2000.

(2) Sales for the year ended December 31, 1998 decreased $15.8 million or 34.9% from the prior year. Of the total decrease, $11.0 million is attributed to LMR products, $2.2 million to commercial real estate, $1.5 million to digital data communications, $1.0 million to access controls, and $0.1 million to electronic components. The decreases reflect our strategy to exit non-LMR businesses and to discontinue products and lines that were inadequately profitable. Specifically, we sold our digital data communications business and exited from the access controls, consumer electronics, and commercial real estate businesses. LMR sales were impacted by the lack of shipments to the U.S. Army. Throughout the year the
U. S. Army had inventory quantities that were sufficient to meet its users' requirements.

-------------------------------------------

Balance Sheet (In Thousands)

                                                            December 31
                                         2001        2000        1999        1998       1997
                                      ----------------------------------------------------------

         Working Capital               $ 9,262     $ 7,679     $ 5,676     $ 6,573     $10,307

         Total Assets                   17,623      18,422      22,853      26,827      31,665

         Long-Term Debt                  6,998       6,353       9,072       8,755       7,440

         Total Shareholders Equity       6,482       6,360       6,377       8,671      14,034


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Results of Operations
---------------------

General

During the period from 1996 through 1999, our operations were significantly restructured to focus on wireless communications and the LMR markets. During 1999, we completed our exit from businesses and products that were outside our focus in wireless communications when we sold all of our remaining commercial real estate holdings as well as our electronic components product line. Accordingly operating results for 2001 and 2000 reflect business activities solely within the LMR industry.

The restructuring actions have reduced our revenue base. In response, we have reduced our operating expenses and employment. We significantly reduced our manufacturing infrastructure during the second half of 2000 primarily through facility, staff and spending reductions, much of which was the result new outsourcing arrangements. As a result, in 2001 we were able to significantly improve gross profit margins and operating income on modest revenue growth.

Selling, general and administrative expenses in 2001 were reduced by approximately $1.0 million (14.5%) compared to 2000. Interest expense in 2001 decreased by approximately $354,000 (37.9%) compared to 2000 as we reduced our debt and benefited from lower interest rates on our revolving credit line.

During the last two years we have aggressively pursued initiatives for growth in LMR revenues. Toward that end, in 2000 we completed the acquisition of the private radio communications product lines from Uniden America Corporation. Additionally, we introduced our new "G-Series" mobile radios. In 2001 we entered into an agreement for the manufacture of four new portable radios

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

for business and industrial users, the first of which was introduced in January 2002. We also completed the development of multi-site dispatch capabilities for our Uniden ESAS system products. All our sales and marketing efforts have been streamlined and consolidated to reduce their cost and enhance their effectiveness.

Engineering and R&D spending in 2001 increased from the previous year by approximately $184,000 (15.7%) due primarily to the development of multi-site dispatch capabilities for our Uniden ESAS system products. We are also executing a comprehensive plan to develop, manufacture, and market digital products that are compliant with the specifications of APCO Project 25.

Results Of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statement of operations expressed as a percent of sales:

                                                         Percent of Net Sales
                                                      for Year Ended December 31
                                                     2001       2000         1999
                                                  ---------------------------------

         Sales                                      100.0%      100.0%      100.0%
         Cost of Sales                               70.8        74.4        74.2
                                                  ---------------------------------
         Gross Margin                                29.2        25.6        25.8
         Selling, General, and Administrative
            Expenses                                (26.0)      (33.0)      (33.5)
         Interest Expense                            (2.5)       (4.4)       (4.8)
         Gain on Sale of Facility and
            Equipment                                --           4.7        --
         Other Income                                --           1.6         2.3
                                                  ---------------------------------
         Pretax Income (loss) from
            Continuing Operations                     0.7        (5.5)      (10.2)
         Income Tax Expense                          --          --          --
                                                  ---------------------------------
         Income (loss) from Continuing
            Operations                                0.7%       (5.5%)     (10.2%)
                                                  =================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

Fiscal Year 2001 Compared With Fiscal Year 2000
-----------------------------------------------

Sales

Total sales for the year ended December 31, 2001 increased $1.8 million (8.3%) to $22.8 million from $21.1 million for the year 2000. Sales from core LMR products increased $2.6 million (12.8%) to $22.8 million from $20.2 million for last year.

Revenues for BK Radio products, sold primarily to the government and public safety segment of the LMR market, increased $2.6 million (17.8%) compared to the prior year. This increase was largely driven by sales of our GMH mobile radios that were introduced in the fourth quarter of 2000, and by strong demand from the United States Forest Service and the Army as a result of significant forest fires and recent world events.

Revenues for Uniden products, sold principally to the business and industrial segment of the LMR market, increased approximately $2.0 million (117.5%) compared to the prior year. This increase was the result of a complete year of marketing and sales initiatives that yielded domestic and international growth, and included ESAS systems sales. Also, the acquisition of the Uniden product line was not completed until the end of the first quarter in 2000, and the entire line of products was not available until the fourth quarter of 2000.

Revenues for RELM products, sold principally to the low-end business and industrial segment of the LMR market, decreased approximately $1.9 million (66.7%) compared to the prior year. During the year, aged product designs with minimal profit potential were discontinued and plans for a new family of portable radios were finalized. The initial model of this family was introduced in January 2002. Additional models will be introduced in the second quarter of 2002.

Cost of Sales and Gross Margin

Cost of sales as a percentage of sales for the year ended December 31, 2001 was 70.8% compared to 74.4% for the same period last year. The overall improvement in cost of sales and gross margins was the result of reductions in manufacturing staff and expenses that were implemented starting in the fourth quarter 2000, combined with increased manufacturing volumes, which allowed for more effective use of manufacturing overhead resources.

We have also realized cost improvements by employing a strategy to outsource certain manufacturing operations and products. In March 2000 we entered into a contract manufacturing agreement for the manufacture of certain LMR subassemblies for a period of five years. Also, in connection with our acquisition in March 2000 of certain Uniden product lines, we entered into a manufacturing contract with Uniden Corporation pursuant to which Uniden Corporation manufactures our LMR products branded under the "Uniden" name. Although the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

contract expired in September 2001, both parties continue to operate in accordance with its terms and conditions.

In September 2001, we entered into a contract with an electronic design and manufacturing concern in China for the manufacture of a new family of portable two-way radios. Under the agreement, this company will manufacture for RELM, four models of VHF and UHF portable two-way radio transceivers, and we will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and may be expanded to include additional products. The initial model was introduced in January 2002, while the remaining models are expected to be available in the second quarter 2002.

We are continuing to evaluate new external manufacturing alternatives to further reduce our product costs. We anticipate that the current relationships or comparable alternatives will be available to the company in the future.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 2001, SG&A expenses totaled $5.9 million or 26.0% of sales compared with $6.9 million or 33.0% for the prior year.

This decrease is the result of our restructuring and cost reduction actions. Selling and marketing staff and expenses, particularly as those related to the Uniden product line, were significantly reduced. Likewise, staff and expenses pertaining to general and administrative functions such as finance, information systems, human resources and headquarters were also reduced. Engineering expenses increased by approximately $184,000 (15.7%). This reflects our development of multi-site dispatch capability for our Uniden ESAS systems. These systems were introduced in the second quarter of 2001.

Interest Expense

For the year ended December 31, 2001 interest expense totaled approximately $579,000 compared to $933,000 for the same period last year. Revenue growth and expense reductions throughout the year generated working capital and enabled us to reduce the amount outstanding on our revolving line of credit. Also, the effective interest rate on our revolving line of credit was lower during 2001 as a result of the reductions in the prime lending rate. Other long-term debt was satisfied at various times during 2000, including the mortgage on our facility, which was sold, and capital leases associated with certain manufacturing and computer equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

Gain on sale of facility and equipment

On March 24, 2000, we completed the sale of our 144,000 square foot facility located in West Melbourne, Florida for $5.6 million. The transaction resulted in a gain of approximately $1.2 million and provided approximately $1.6 million in cash after related expenses and the satisfaction of the mortgage on the property. We now lease approximately 54,000 square feet of comparable space at a nearby location.

Income Taxes

Income taxes represented effective tax rates of 0% for the years ended December 31, 2001 and 2000. These tax rates are made up of a 34% effective tax rate, the respective state tax rates where we do business, and changes in valuation allowances related to deferred tax assets. For tax purposes, at December 31, 2001 and 2000, we have federal and state net operating loss carryforwards of approximately $29.3 million and $30.8 million, respectively. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the realizability of the deferred tax assets on our balance sheet and do not believe that we have met the more likely than not criteria; therefore we have established a valuation allowance in the amount of $12.2 million against our net deferred tax assets at December 31, 2001 and 2000.

The net change in total valuation allowance for the period ended December 31, 2001 was $18,000 and relates to our expectations regarding utilization of our net deferred tax assets, including available net operating loss and tax credit carryforwards.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

Fiscal Year 2000 Compared With Fiscal Year 1999

Sales

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

Sales in 2000 to the commercial and industrial segment of the LMR industry decreased $0.6 million (8.6%) compared to the previous year. This decrease was due in large part to the transition of this business segment to the newly acquired Uniden products. As a result of manufacturing delays, however, the full line of these products was not available for sale until late in the fourth quarter.

Cost of Sales

Cost of Sales as a percent of sales for the year ended December 31, 2000 increased to 74.4% from 74.2% in the prior year. We realized improved margins on our BK Radio product revenues as a result of higher volumes and the outsourcing of certain manufacturing processes. Margins on Uniden products, however, largely offset these improvements. Because new Uniden products were not available for sale until late in 2000, most of the Uniden revenues during the year were from the sale of older, lower margin inventory products.

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

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 2000, SG&A expenses totaled $6.9 million or 33.0% of sales compared with $7.5 million or 33.5% for the prior year. As a result of our restructuring actions, 6 employees and approximately $1.3 million in annualized expenses were

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

eliminated from the SG&A cost structure. Engineering spending, was reduced approximately $300,000 compared to the prior year as the GMH development was completed and as we seek funding to complete our digital product development plan. G&A spending was reduced by approximately $500,000 compared to the prior year as a result of staff and expense reductions in the finance, human resources, information systems, and headquarters functions.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------


Inflation and Changing Prices
-----------------------------

Inflation and changing prices for the years ended December 31, 2001 and 2000 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers.

Dividends
---------

No cash dividends have been paid with respect to our common stock during the past five years. We intend to retain our earnings to fund growth and, therefore, do not intend to pay dividends in the foreseeable future. In addition, our revolving credit lines restricts our ability to pay dividends.

Liquidity and Capital Resources
-------------------------------

On December 31, 2001, we had working capital totaling $9.3 million, an increase of $1.6 million from December 31, 2000. This increase was primarily the result of revenue growth and expense reductions combined with improvements in our collection cycle and inventory management, which enabled us to reduce accounts payable and other current liabilities. Also, during 2000 we eliminated debt associated with the sale of our facility and the outsourcing of certain manufacturing operations.

We have a $7 million revolving line of credit with Fleet/Summit Commercial Corp which expires in February 2003. As of December 31, 2001, we had borrowed $4.0 million under the revolving line of credit. As of December 31, 2001, the formula under the terms of the agreement supported a borrowing base totaling approximately $5.3 million, of which approximately $1.3 million was available.

Capital expenditures for the year ended December 31, 2001 were approximately $87,000. These expenditures were primarily for tooling required to manufacture new products and for manufacturing and test equipment. Future capital expenditures are expected to increase when we commence execution of our digital development plan. The current revolving line of credit contains restrictions on our capital expenditures. We believe that these restrictions will not impact the execution of our capital investment plans. We anticipate that capital expenditures will be funded through operating cash flow and new sources of financing.

In February 2002, we commenced a public rights offering. The purpose of the offering is to provide working capital, which among other things, will further the development of our new digital products and capabilities. The securities being offered are "units". A unit is comprised of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

one share of RELM common stock and one warrant to purchase one share of RELM common stock. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock. We believe that a rights offering provides several advantages over a traditional public offering. It allows us to offer the units to our current equity holders who already have some knowledge of our business, and it provides them with the opportunity to maintain their fully-diluted pro-rata ownership in the company. Additionally, the warrant component gives investors the opportunity to buy our shares in the future at a fixed price. We have engaged Noble International Investments, Inc. as the standby underwriter for this offering. The Units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission (SEC) on February 11, 2002. The offering closed on March 22, 2002 and resulted in the sale of approximately
2.8 million units, which generated approximately $2.5 million in gross proceeds.

On March 16, 2000, we sold $3.25 million of convertible subordinated notes. The proceeds from this offering were used to purchase the Uniden private radio communications product lines to repay a portion of the revolving line of credit and for working capital requirements. Management currently believes that existing cash funds combined with funds generated from operations and our credit facility will be sufficient to provide for our anticipated working capital requirements and capital expenditures for the next twelve months.


The following table sets forth the Company's future contractual obligations and off balance sheet arrangements as of December 31, 2001:

(In Thousands)
----------------------------------------------------------------------------------------------
                                       2002       2003       2004        2005          2006
----------------------------------------------------------------------------------------------
Future minimum lease commitments     $  389     $  378     $  378     $      189     $      --
----------------------------------------------------------------------------------------------
Convertible subordinate notes        $   --     $   --     $3,150     $       --     $      --
----------------------------------------------------------------------------------------------
Revolving credit facility            $  100     $3,848     $   --     $       --     $      --
----------------------------------------------------------------------------------------------
Standby letters of credit            $  127     $   --     $   --     $       --     $      --
----------------------------------------------------------------------------------------------

Net cash provided by operating activities for the year ended December 31, 2001 was $0.3 million. Net cash used in investing activities for the year ended December 31, 2001 was $0.1 million, primarily from the purchase of property and equipment. Net cash used in financing

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources (continued)

activities for the year ended December 31, 2001 was $0.1 million, primarily from the payment and borrowing of debt on our revolving credit facility . Our cash and cash equivalents balance at December 31, 2001 was $0.3 million.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, Goodwill and Other Tangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will apply the new accounting rules beginning January 1, 2002. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

We were subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under a mortgage of our primary operating facility. We had entered into an interest rate swap to reduce our exposure to such fluctuations. Under this arrangement, we converted our

------------------------------------------------------------------------------

variable LIBOR-rate mortgage into a mortgage with a fixed rate of 8.85%. As of December 31, 1999, the amount outstanding on the mortgage was approximately $3.7 million. In March 2000, we sold our facility and satisfied our obligations under the terms of the mortgage and the related interest swap contract.

Critical Accounting Policies
----------------------------

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition. The two accounting estimation processes discussed below are the allowance for collection losses on trade receivables and reserves for excess or obsolete inventory. These estimation processes affect current assets and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumption that if incorrect could create an adverse impact on the Company's operations and financial position.

The allowance for collection losses on trade receivables was $1.5 million on gross trade receivables of $5.1 million at December 31, 2001. Of this amount, $1.4 million relates to our Brazilian dealer, Chatral, as discussed in Legal Proceedings. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2001. As the amount that we will truly collect on the receivables outstanding as of December 31, 2001 can not be known with exact certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 2 to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We then reserve a portion or all of the customer's balance.

The reserve for excess or obsolete inventory was $2.3 million at December 31, 2001. The reserve for excess or obsolete inventory is used to state our inventories at the lower cost or market as described in the footnotes to the financial statements. As the amount of inventoriable costs that we will truly recoup through sales on our inventory levels as of December 31, 2001 can not be known with exact certainty as of this document's effective date, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify inventory as either no usage in the past year or usage in the past year. For inventory with no usage in the past year, we reserve 85% of the cost of this inventory, which takes into account a 15% scrap value. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next seven years, and then reserve 25% of the excess amount

------------------------------------------------------------------------------

Critical Accounting Policies-continued
--------------------------------------

(in which the excess amount equals inventory on hand less a seven year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements.

RISK FACTORS
------------

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST

We have a history of substantial and continuing losses. We have incurred substantial losses, including losses of $1,428,000, $2,294,000, and $5,405,000 for the fiscal years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2001, we had an accumulated deficit of approximately $18,177,000.

WE HAVE A LIMITED AND VARIED OPERATING HISTORY ON WHICH INVESTORS CAN EVALUATE OUR FUTURE PROSPECTS

From 1997 to 2000, we shifted our focus to the LMR business by selling or discontinuing our non-LMR product lines as well as LMR products that were performing poorly. Because of our shift in emphasis to the LMR products, we have a limited relevant operating history that investors may use to evaluate our future prospects. Because of our limited relevant operating history, our historical financial information is of limited value in projecting our future results.

In light of the nature of our LMR products and our limited operating history, our operating results are difficult to forecast, because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our expenses in a timely manner to compensate for an unexpected revenue shortfall. A shortfall in revenues will significantly harm our business and operating results. In addition, we are and will continue to be subject to numerous risks, uncertainties, expenses, delays, and difficulties in our attempt to concentrate our efforts on the LMR business due to a variety of factors, including:

Availability of products;

Our dependence upon orders placed by the United States Federal Government and its agencies;

The timing and amount of orders we receive from our customers, which may be tied to seasonal demand;

Cancellations or delays of customer product orders, or the loss of a significant customer;

----------------------

Reductions in consumer demand for our customers' products generally or for our products in particular;

A reduction in the average selling price for our products as a result of competitive factors;

The timing and amount of research and development expenditures;

General business conditions in our markets;

Any new product introductions, or delays in product introductions, by us or our competitors;

Increased costs charged by our suppliers or changes in the delivery of products to us; and

Increased competition or reductions in the prices that we are able to charge.

As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations may not be a good predictor of our future performance.

WE RELY ON OUR LINE OF CREDIT WITH SUMMIT BUSINESS CAPITAL TO FINANCE OPERATIONS

Our loan agreement contains numerous financial and operating covenants. We have defaulted on some of these obligations, which defaults have, in the past, been waived. The loan agreement has been restructured, and while we are in compliance with all of the restructured covenants, there can be no assurance that we will not cause an event of default in the future or that such defaults will be waived. These covenants place significant restrictions on our ability to incur additional indebtedness, to pay dividends and other distributions, to repay other obligations, to create liens or other encumbrances, to make investments, to engage in transactions with affiliates, to sell or otherwise dispose of assets and to merge or consolidate with other entities, and will otherwise restrict our corporate activities.

Defaults under our Summit Business Capital loan covenants could cause acceleration of our loan. Our failure to comply with any of the ratios and tests contained in the Summit Business Capital loan agreement in the future could result in acceleration of the maturity of the indebtedness under our Summit Business Capital loan as well as the maturity of other outstanding debt. To secure our obligations under the Summit Business Capital loan agreement, we have granted a first priority pledge of, and security interest in, substantially all of our assets to Summit Business Capital. If the maturity of our indebtedness were accelerated, we might not have sufficient assets to repay such indebtedness in full.

When our Summit Business Capital loan agreement expires in February 2003, we will need to refinance our loan and/or raise additional funds from new sources. If we are unable to borrow sufficient amounts under the Summit Business Capital loan agreement or unable to refinance it, or find alternate lenders, we may be required to significantly curtail or even cease our operations.

----------------------

We will continue to need significant capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all. In addition, our capital requirements in connection with the development, marketing and sale of our LMR products (as well as certain acquisition activities) are, and will continue to be, significant.

We believe, based upon our current plans and assumptions relating to our operations, that our existing line of credit, reserves and expected cash receipts will provide the funds necessary to satisfy our cash requirements for the foreseeable future.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO FINANCE FULL OPERATIONS AND PLANNED GROWTH BECAUSE OF DEBT SERVICE OBLIGATIONS

On December 31, 2001, our total liabilities and debt were approximately $11,141,000 and shareholders' equity was approximately $6,482,000. Our leverage could have important consequences to you. For example, it could:

     o make it more difficult for us to satisfy our obligations with respect to our indebtedness;

     o increase our vulnerability to general adverse economic and industry conditions;

     o limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

     o   require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

     o limit our flexibility in planning for, or reacting to, changes in our business and industry; and

     o   limit our ability to borrow additional funds.

Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash in the future through sales of our LMR products. We cannot assure you that our available liquidity will be sufficient to service our indebtedness. Without sufficient funds to service our indebtedness, we would have serious liquidity constraints and would need to seek additional financing from other sources, but we may not be able to do so on commercially reasonable terms, or at all.

----------------------

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY

Our business will suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog LMR products to digital LMR products. In addition, a new standard for LMR equipment (the APCO 25 Standard) has been adopted and the market demand for APCO 25 compliant products is growing.

WE DEPEND ON THE SUCCESS OF OUR LMR PRODUCT LINE

We currently depend on our LMR products and do not yet have multiple sources of revenue. In 1997, we worked to shift our focus predominately to the development and sale of the LMR product line. A decline in the price of or demand for LMR products as a result of competition, technological change, the introduction of new products by us or others, a failure to manage product transitions successfully, or for other reasons, would cause our business, financial condition and results of operations to suffer. In addition, our future success will largely depend on the successful introduction and sale of new analog and digital LMR products. We have not yet demonstrated that we will be able to successfully develop these products on a timely basis and in a cost-effective manner, or at all. Even if we successfully develop these products, we cannot guarantee that they will achieve market acceptance.

WE ARE ENGAGED IN A HIGHLY COMPETITIVE INDUSTRY

We face intense competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share and results of operations. We face intense competition from several companies currently offering LMR product lines. The largest producer of LMR products in the world, Motorola, currently is estimated to have in excess of 70% of the market for LMR products. Motorola is also the world's largest producer of APCO 25 compliant products. This producer, as well as other of our competitors, are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have and they have established reputations for success in developing and producing LMR products. These advantages may allow them:

     o to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

     o   to engage in more extensive research and development;

     o   to undertake more far-reaching marketing campaigns;

     o   to be able to take advantage of acquisitions and other opportunities;

----------------------

     o   to adopt more aggressive pricing policies; and

     o make more attractive offers to potential employees, strategic partners and advertisers.


Many of our competitors have established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas as well. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition. See the discussion in "Business-Competition in the Industry" for a more complete discussion of competitive factors in our industry.

An increase in the demand for APCO 25 compliant products, would benefit competitors who are better financed and have inventories that will meet such demand. APCO 25 compliant products have already been brought to the market by several of our competitors. We are presently selling an APCO 25 compliant product pursuant to a licensing agreement with another company. We are also currently developing our own digital products that comply with the APCO 25 standard. Bringing such products to market and achieving a significant share of the market for these products will continue to require substantial expenditure of funds to complete research and development and extensive marketing to achieve market penetration. There can be no assurance that we will be successful in developing and/or acquiring and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances by others, or that our new products will be accepted by customers. An inability to successfully develop products could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON A FEW MANUFACTURERS TO PRODUCE OUR PRODUCTS

We contract with manufacturers to produce our products and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. Uniden America Corporation is currently the sole manufacturer of the family of LMR products that we acquired from Uniden. Since our contract with Uniden expired in September, if Uniden decides to increase the price of its products or stop manufacturing for us, we will have to find an alternate manufacturer for our LMR products bearing the Uniden name. Despite our manufacturing agreements , if any manufacturer terminates production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these

----------------------

new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could cause our business, financial condition and results of operations to suffer.

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products. The lead time required for orders of some of our components is as much as six months. In addition, the lead time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

WE DEPEND HEAVILY ON SALES TO THE UNITED STATES GOVERNMENT

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2001, approximately 44% of our LMR sales were to agencies and departments of the federal government. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, and political factors. The loss or non-renewal of sales to the U.S. Government could have a material adverse effect upon us. While we were awarded portions of the United States Forestry Services contract, including the contract for portable radios, repeaters and base stations, we were not awarded the contract for mobile radios.

RETENTION OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL IS CRITICAL TO OUR
BUSINESS

Our success is largely dependent on the personal efforts of David P. Storey, our President and Chief Executive Officer, William Kelly, our Chief Financial Officer, and Harold Cook and Thomas L. Morrow, our Senior Vice Presidents. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. The loss of any of their services could have a material adverse effect on our operations. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees.

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense, and we are further hindered in our recruiting efforts by the lack of a readily available pool of candidates in West Melbourne, Florida, where we are headquartered. There can be no assurance that we will be able to hire or retain necessary personnel. The inability to attract and retain

----------------------

qualified personnel could cause our business, financial condition, and results of operations to suffer.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. During the first quarter of 2000, we purchased from Uniden America Corporation its LMR product line. There can be no assurance that we will complete any additional asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We do not intend to seek stockholder approval for any such transactions unless required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could adversely affect our business. Our business plan contemplates, among other things, continued development of our LMR product lines through internal development as well as acquisitions, and, as a result, significant growth in our customer base. This growth and continued development, if it materializes, could place a significant strain on our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations, and financial condition could be materially and adversely affected.

WE ARE SUBJECT TO GOVERNMENT REGULATION

Failure to comply with government regulations applicable to our business could result in penalties. Our LMR products are regulated by the Federal Communications Commission. We believe that we are in substantial compliance with all applicable federal regulations governing our operations and we believe that we have obtained all licenses necessary for the operation of our business. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could harm our operating results and cause a decline of our stock price. In addition, there can be no assurance that we will not be materially adversely affected by existing or new regulatory requirements or interpretations.

WE ENGAGE IN BUSINESS WITH MANUFACTURERS LOCATED IN CHINA

We are beginning to place a substantial amount of emphasis on manufacturing our product in the People's Republic of China and, accordingly, we are subject to special considerations and significant risks not typically associated with companies operating in North or South America and Western Europe. These include the risks associated with the political, economic and legal environments, among others. Our results may be affected by, among other things, changes in the political and social conditions in China and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and rates and method of taxation.

----------------------

The Chinese government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is possible that a change in the Chinese leadership could lead to changes in economic policy. The laws and regulations applicable to our industry in China remain subject to change and could have a material adverse effect on our business.

WE CARRY SUBSTANTIAL QUANTITIES OF INVENTORY

We carry a significant amount of finished goods inventory. If we are unable sell this inventory over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our net sales and gross margins. In addition, it is critical to our success that we accurately predict trends in consumer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could harm our operating results.

WE RELY ON A COMBINATION OF CONTRACT, COPYRIGHT, TRADEMARK AND TRADE SECRET LAWS TO PROTECT OUR PROPRIETARY INFORMATION AND TECHNOLOGY

We have federal trademark registrations for the names "Wilson," "Utilicom," "Citicom," "Mini-com," "Regency Electronics" and "Force Communications". In addition, we have world-wide nonexclusive licenses to use the federal trademarks "Uniden" and "ESAS". The 18 United States patents that we owned have expired. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. Although we believe that trademark protection should prevent another party from manufacturing and selling competing products under one or more of our trademarks, there can be no assurance that the steps we have taken to protect our trademarks will be successful. The expiration of our patents issued to us may make us susceptible to misappropriation or to an unauthorized third party copying our technology, or otherwise obtaining and using our products, designs or other information. In addition, patents may not be issued under future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

OUR FLUCTUATING QUARTERLY OPERATING RESULTS COULD CAUSE VOLATILITY IN OUR STOCK PRICE

Our quarterly operating results may fluctuate significantly from quarter to quarter and may be below the expectations of public market analysts and investors, resulting in volatility for the market price for our common stock. Other factors affecting the volatility of our stock price include:

     o   future announcements concerning us or our competitors;

----------------------

     o the announcement or introduction of technological innovations or new products by us or our competitors;

     o   changes in product pricing policies by us or our competitors;

     o changes in earnings estimates of us or our competitors by securities analysts;

     o   additions or departures of key personnel; and

     o   sales of our common stock.

RISK OF WAR AND TERRORISM

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers that could have an adverse effect on our operations and financial results. The economic uncertainty stemming from the terrorist attacks of September 11, 2001, may continue through the pending war-time economy in the United States. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to control expenses, continue to invest in our business and make capital expenditures when they will increase productivity, profitably, or revenue.

WE MAY BE SUBJECT TO COSTLY LITIGATION RESULTING IN AN ADVERSE AFFECT ON OUR FINANCIAL CONDITION

We are currently involved in approximately four separate lawsuits, both as a defendant and a plaintiff. While there is no way to predict the success or failure of any litigation we are strenuously defending those actions in which we are defendants. Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition. In addition, agreements regarding the purchase or sale of certain assets and businesses require us to indemnify the purchasers or buyers of such assets or businesses for any damages they may suffer if third party claims give rise to losses. Two indemnification claims are pending. We cannot guarantee that there will not be future claims. Any such claims may require us to pay substantial damages, which could cause our business, financial condition and results of operations to suffer.

CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS AND NEVADA LAW MAY DISCOURAGE A POTENTIAL TAKEOVER

----------------------

Our articles of incorporation could discourage or prevent potential acquisitions of our company that stockholders may consider favorable. Our articles of incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company which could be beneficial to our shareholders.

OUTSTANDING STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS AND LIMIT OUR ABILITY TO RAISE CAPITAL

If outstanding warrants or options to purchase our common stock are exercised at a time when we otherwise could obtain a price for the sale of shares of our common stock which is higher than the option exercise price per share, then existing shareholders would suffer dilution in the value of their shares of common stock. The exercise of the options and warrants and/or the conversion of outstanding notes, or the possibility of such exercise or conversion, may impede our ability to seek financing in the future through the sale of additional securities. The exercise of the warrants and options and/or the conversion of the notes would cause substantial dilution to the existing stockholders.

RISKS ASSOCIATED WITH ELIGIBILITY FOR QUOTATION OF WARRANTS ON THE OVER THE COUNTER BULLETIN BOARD.

In order for our warrants issued upon the separation of our units to be eligible for quotation on the OTC Bulletin Board, we must be in continued compliance with the standards prescribed by the OTC Bulletin Board. We must remain current on all filings required by the Securities and Exchange Commission and any other applicable regulatory authority. To remain eligible, we must also provide reportings of key events to the OTC Bulletin Board. Any lapse in providing such reportings, or filings to the applicable regulatory authority might result in our warrants no longer being eligible for quotation. The OTC Bulletin Board is not a listing service, but only provides quotation services for eligible securities. The ability to trade our warrants is conditioned upon a market maker being present to facilitate the trade and to create the market for the warrants. If we are no longer in compliance with the requirements of the OTC Bulletin Board, there would be no forum in which the price for the warrants would be quoted. Without such a forum, the price of our warrants as well as the market for their sale and exchange, could be materially adversely affected.

RISKS ASSOCIATED WITH LISTING ON THE NASDAQ SMALLCAP MARKET

In December of 2000, the NASDAQ National Market notified us that our common stock failed to maintain a minimum market value of public float of $5,000,000 over the previous thirty (30) consecutive trading days, and would be delisted upon failure to comply with its listing requirements. Our management, after careful analysis of its alternatives, decided to transfer its listing to the NASDAQ SmallCap Market, which was approved on July 19, 2001.

RISKS ASSOCIATED WITH LISTING ON THE NASDAQ SMALLCAP MARKET-continued

Listing of our common stock on the NASDAQ SmallCap Market requires continued compliance with listing standards. Our common stock trades on the NASDAQ SmallCap Market, conditioned upon our meeting certain standards relating to assets, stock price, stockholder base and market value, as well as certain non-quantitative maintenance criteria established by the NASDAQ SmallCap Market. These eligibility requirements are subject to change from time to time. While we are currently in compliance with the applicable eligibility tests, if we continue to sustain substantial operating losses and are unable to raise sufficient new capital, our common stock could be delisted from trading on the NASDAQ SmallCap Market. The effects of delisting from the NASDAQ SmallCap Market would include, among other things, less coverage by investment bankers and institutions, the limited release of the market price of the common stock and limited news coverage of our company. These effects could materially adversely affect the trading market, liquidity and prices for our common stock, as well as our ability to issue additional securities or to secure additional financing.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                               /s/ Ernst & Young LLP

Jacksonville, Florida
March 1, 2002,
except for Note 19, as to which the date is March 22, 2002

                                  RELM Wireless

                           Consolidated Balance Sheets

                        (In Thousands, except share data)


                                                                  December 31
                                                                 2001     2000
                                                               -----------------
Assets
Current assets:
   Cash and cash equivalents                                   $   335   $   208
   Trade accounts receivable (net of allowance for doubtful
     accounts of $1,540 in 2001 and $1,555 in 2000)              3,597     3,712
   Inventories, net                                              8,961     8,940
   Notes receivable                                                 60        --
   Prepaid expenses and other current assets                       452       528

                                                               -----------------
Total current assets                                            13,405    13,388

Property, plant and equipment, net                               2,156     2,833
Notes receivable, less current portion                             911       984
Debt issuance costs, net                                           512       682
Other assets                                                       639       535
                                                               -----------------
Total assets                                                   $17,623   $18,422
                                                               =================


See accompanying notes.

                                  RELM Wireless

                           Consolidated Balance Sheets

                        (In Thousands, except share data)

                                                                                         December 31
                                                                                   2001                 2000
                                                                                 -----------------------------
Liabilities and stockholders' equity Current liabilities:
   Current maturities of long-term liabilities                                   $    110             $    848
   Accounts payable                                                                 3,171                3,604
   Accrued compensation and related taxes                                             532                  361
   Accrued warranty expense                                                            79                  305
   Accrued expenses and other current liabilities                                     251                  591
                                                                                 -----------------------------
Total current liabilities                                                           4,143                5,709

Long-term liabilities:
Loan, notes and mortgages                                                           3,848                3,193
Convertible subordinated notes                                                      3,150                3,150
Capital lease obligations                                                              --                   10
                                                                                 -----------------------------
                                                                                    6,998                6,353
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares at
  December 31, 2001; 20,000 authorized shares at December 31,
  2000; none issued                                                                    --                   --
Common stock; $.60 par value; 20,000,000 authorized shares:
  5,346,174 issued and outstanding shares at December 31, 2001;
  10,000,000 authorized shares: 5,346,174 issued and outstanding
  shares at December 31, 2000                                                       3,207                3,207
Additional paid-in capital                                                         21,452               21,452
Accumulated deficit                                                               (18,177)             (18,299)
                                                                                 -----------------------------
Total stockholders' equity                                                          6,482                6,360
                                                                                 -----------------------------
Total liabilities and stockholders' equity                                       $ 17,623             $ 18,422
                                                                                 =============================



See accompanying notes.

                                  RELM Wireless

                      Consolidated Statements of Operations

                      (In Thousands, except per share data)


                                                         Year ended December 31
                                                      2001        2000        1999
                                                    --------------------------------
Sales                                               $ 22,809    $ 21,054    $ 22,404

Expenses:
   Cost of products                                   16,190      15,674      16,618
   Selling, general and administrative                 5,926       6,930       7,508
                                                    --------------------------------
                                                      22,116      22,604      24,126
                                                    --------------------------------

Operating income (loss)                                  693      (1,550)     (1,722)
Other income (expense):
   Interest expense                                     (579)       (933)     (1,079)
   Gain on sale of facility and equipment                 --         984          --
   Net gains on investments                               --          --          49
   Other income                                            8         337         458
                                                    --------------------------------
Total other income (expense)                            (571)        388        (572)
                                                    --------------------------------

Income (loss) from continuing operations before
   discontinued operations                               122      (1,162)     (2,294)

Discontinued operations:
   Loss from discontinued operations net of taxes         --        (266)         --

                                                    --------------------------------
Net income (loss)                                   $    122    $ (1,428)   $ (2,294)
                                                    ================================

Income (loss) per share-basic and diluted:
   Continuing operations                            $   0.02    $  (0.22)   $  (0.45)
   Discontinued operations                                --       (0.05)         --
                                                    --------------------------------
Net income (loss)                                   $   0.02    $  (0.27)   $  (0.45)
                                                    ================================


See accompanying notes.

                                  RELM Wireless

                 Consolidated Statements of Stockholders' Equity

                        (In Thousands, Except Share Data)

                                                                            Additional
                                                  Common Stock                Paid-in       Accumulated
                                               Shares         Amount          Capital          Deficit           Total
                                             ---------------------------------------------------------------------------
Balance at December 31, 1998                 5,046,416       $   3,027       $  20,221        $ (14,577)       $   8,671
   Sale of common stock                         43,989              26             (26)              --               --
   Net loss                                         --              --              --           (2,294)          (2,294)
                                             ---------------------------------------------------------------------------
Balance at December 31, 1999                 5,090,405           3,053          20,195          (16,871)           6,377
   Common stock issued for services
     rendered                                  200,000             120             531               --              651
   Common stock warrants issued                     --              --             635               --              635
   Common stock issued for conversion
     of debt                                    30,769              19              81               --              100
   Common stock issued for
     services rendered                          25,000              15              10               --               25
   Net loss                                         --              --              --           (1,428)          (1,428)
                                             ---------------------------------------------------------------------------
Balance at December 31, 2000                 5,346,174           3,207          21,452          (18,299)           6,360
   Net income                                       --              --              --              122              122
                                             ---------------------------------------------------------------------------
Balance at December 31, 2001                 5,346,174       $   3,207       $  21,452        $ (18,177)       $   6,482
                                             ===========================================================================



See accompanying notes.

                                  RELM Wireless

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                            Year ended December 31
                                                                   2001              2000               1999
                                                                 ---------------------------------------------
Cash flows from operating activities
Net income (loss)                                                $   122            $(1,428)           $(2,294)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                 1,056              1,429              1,497
     Net gain on investment securities                                --                 --                (49)
     Gain on disposal of facility and equipment                       --               (984)              (142)
     Changes in current assets and liabilities:
       Accounts receivable                                           115             (1,746)             1,346
       Inventories                                                   (21)             3,388                100
       Accounts payable                                             (431)              (818)              (170)
       Other current assets and liabilities                         (549)              (268)            (2,665)
       Real estate investments held for sale                          --                 --                 58
                                                                 ---------------------------------------------
Cash provided by (used in) operating activities                      292               (427)            (2,319)

Cash flows from investing activities
Purchases of property and equipment                                  (87)              (251)              (681)
Collections on notes receivable                                       13                710                400
Net cash from sale of subsidiaries                                    --                 --                525
Proceeds from disposals of facility and equipment                      2              5,944                 46
Proceeds from sale of investment securities                           --                 --                797
Cash paid for Uniden product line                                     --             (2,016)                --
                                                                 ---------------------------------------------
Cash provided by (used in) investing activities                      (72)             4,387              1,087

Cash flows from financing activities
Repayment of debt and capital lease obligations                     (748)            (5,494)            (1,973)
Proceeds from debt                                                    --              3,250              1,880
Net increase (decrease) in revolving credit lines                    655             (1,229)               862
Private placement costs                                               --               (276)                --
Janney investment service agreement                                   --                 (4)                --
                                                                 ---------------------------------------------
Cash provided by (used in) financing activities                      (93)            (3,753)               769
                                                                 ---------------------------------------------

Increase (decrease) in cash                                          127                207               (463)
Cash and cash equivalents, beginning of year                         208                  1                464
                                                                 ---------------------------------------------
Cash and cash equivalents, end of year                           $   335            $   208            $     1
                                                                 =============================================

Supplemental disclosure
Interest paid                                                    $   579            $   933            $ 1,079
                                                                 =============================================

Common stock issued for services rendered                        $    --            $   651            $    --
                                                                 =============================================

Common stock issued for services rendered                        $    --            $    25            $    --
                                                                 =============================================


See accompanying notes

                                  RELM Wireless

                   Notes to Consolidated Financial Statements

                                December 31, 2001

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

Depreciation is generally computed on the straight-line method using lives of 3 to 10 years on machinery and equipment and 5 to 30 years on buildings and building improvements.

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

                                  RELM Wireless

                                December 31, 2001

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

                                  RELM Wireless

                                December 31, 2001

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

Advertising Costs

The cost for advertising is expensed as incurred. The total advertising expense for 2001, 2000, and 1999 was $188, $161, and $133, respectively.

Engineering, Research and Development Costs

Included in selling, general and administrative expenses for 2001, 2000, and 1999 are research and development costs of $1,359, $1,175, and $1,483, respectively.

Stock Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income (loss) and its components in its financial statements. The Company does not have any significant components of other comprehensive income (loss) to be reported under

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


1. Summary of Significant Accounting Policies (continued)

SFAS No. 130. Total comprehensive income (loss) is equal to net income (loss) reported in the financial statements.

Business Segments

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting segment information and information about products and services, geographic areas, and major customers. The Company has only one reportable business segment.

Impact of Recently Issued Accounting Standard

In June 2001, the Financial Accounting Standard Board (FASB) issued FAS 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules beginning January 1, 2002. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

In June 2000, the FASB issued Statement No. 138, Accounting for Certain Hedging Activities, which amended Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company adopted these new Statements effective January 1, 2001. These Statements required the Company to recognize all derivatives on the balance sheet at fair value. The adoption of these Statements did not have a significant effect on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999, and provides guidance on the recognition, presentation and disclosures of revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the Bulletin in the fourth quarter of 2000. The implementation of this Bulletin did not have a material impact on the Company's financial position or results of operations.

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


1. Summary of Significant Accounting Policies (continued)

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

2. Inventories

Inventory which is presented net of allowance for obsolete and slow moving inventory consisted of the following:

                                                            December 31
                                                      2001               2000
                                                     -------------------------

         Finished goods                              $5,724             $5,043
         Work in process                                799                796
         Raw materials                                2,438              3,101
                                                     -------------------------
                                                     $8,961             $8,940
                                                     =========================

The allowance for obsolete and slow moving inventory is as follows:

                                                  Year ended December 31
                                               2001         2000        1999
                                             ---------------------------------

          Balance, beginning of year         $ 1,978      $ 1,934      $ 1,985
          Charged to cost of sales               341           44          (12)
          Disposal of inventory                   --           --          (39)
                                             ---------------------------------
                                             $ 2,319      $ 1,978      $ 1,934
                                             =================================

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


3. Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:

                                                                 Year ended December 31
                                                        2001              2000             1999
                                                     -------------------------------------------------

         Balance, beginning of year                    $1,555            $1,672           $1,565
         Provision for doubtful accounts                   --                58              176
         Uncollectible accounts written off               (15)             (175)             (69)
                                                     -------------------------------------------------
                                                     $  1,540            $1,555           $1,672
                                                     =================================================

4. Intangible Asset

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares of the Company's stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The warrants have a five-year term and an exercise price of $3.25 per share. The debt issuance costs, which totaled $817 are being amortized on a straight-line basis over the life of the notes (5 years). Accumulated amortization at December 31, 2001 and 2000 was $306 and $135, respectively.

On May 12, 2000, the Company engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, the Company granted warrants to JMS, valued at $226, to purchase 166,153 shares of the Company's common stock at an aggregate purchase price of one hundred dollars. The warrants have a five-year term and an exercise price of $3.25 per share. The value of the warrants is being amortized on a straight-line basis over the estimated life of the contract. Accumulated amortization at December 31, 2001 and 2000 was $76 and $27, respectively.

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


5. Property, Plant and Equipment

Property, plant, and equipment as of December 31, 2001 and 2000 includes the following:

                                                          2001            2000
                                                        ------------------------

         Building improvements                             $98              $98
         Machinery and equipment                         7,498           10,378
         Less allowances for depreciation               (5,440)          (7,643)
                                                        ------------------------
         Net property, plant and equipment              $2,156           $2,833
                                                        ========================

Depreciation expense for 2001, 2000, and 1999 was $761, $1,221, and $1,497,
respectively.

On March 13, 2000, the Company acquired the private radio communications product lines from Uniden Corporation for approximately $1.8 million. Under the terms of the transaction, RELM acquired all of Uniden's current land mobile radio inventory, certain non-exclusive intellectual property rights, and assumed responsibility for service and technical support.

On March 24, 2000, the Company completed the sale of its 144 thousand square foot facility located in West Melbourne, Florida for $5,600. The transaction resulted in a net gain of $1,165 and provided approximately $1,600 in cash after related expenses and after payoff of the note and satisfaction of the mortgage on the property. Upon the sale of the building, the Company leased approximately 54 thousand square feet of comparable space at a nearby location.

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

6. Notes Receivable

In December 2000 the Company modified its loan agreement with the owner of its former paper manufacturing subsidiary. This agreement modified the terms of the original secured promissory note dated May 12, 1997 and cured the default on a $400 principle payment under that note,

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


6. Notes Receivable (continued)

which was announced on July 3, 2000. Under the terms of the modification agreement, on December 22, 2000 the former subsidiary made a principal payment to RELM of $700 plus accrued interest of approximately $166. The original note which, following this payment, had a remaining principal amount due of $900, has been replaced by two secured promissory notes of $600 and $300. The $600 note is payable in ten annual installments starting on April 2, 2002. The $300 note is payable in five annual installments starting on January 1, 2003. Interest on both notes is earned at 2.75% over the prime rate and is payable in annual installments on the $600 note, and in semi-annual installments on the $300 note. The Company records interest income when received. The $600 note is subject to a standby creditor's agreement under which payments on the note are contingent upon the former subsidiary achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements.

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

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


7. Debt (continued)

The debt consists of the following:

                                                                                     December 31
                                                                                 2001           2000
                                                                                ------------------------
Line of credit                                                                  $3,948           $3,293
Note payable to finance company, secured by surety bond, with monthly payments of $61 including interest at 6.04% through July 2001.
                                                                                     -              419
Convertible subordinate note, matures 2004, interest at 8%                       3,150            3,150
                                                                                ------------------------
Total debt                                                                       7,098            6,862
Amounts classified as current liabilities                                         (100)            (519)
                                                                                ------------------------
Long-term debt                                                                  $6,998           $6,343
                                                                                ========================

Maturities of long-term debt for years succeeding December 31, 2001 are as follows:

         2002                                                          $   100
         2003                                                            3,848
         2004                                                            3,150
         2005                                                                -
                                                                       ---------
                                                                       $ 7,098
                                                                       =========

On February 26, 1999, the Company refinanced its revolving credit facility. The new credit agreement, which was amended for the fourth time on May 4, 2000, provides for a maximum line of credit of $7,000 reduced by outstanding letters of credit and other factors. The revolving credit facility expires in February 2003. Outstanding letters of credit were $127 and $1,444 at December 31, 2001 and December 31, 2000, respectively. Included in the $7,000 line is a $500 term loan with monthly principal payments of $8 which commenced on April 1, 1999. The term loan has a balance of $100 at December 31, 2001. Interest on the unpaid principal balance accrues at the prime rate plus 1.25%. There is an annual fee of .25% on the line. The credit agreement requires, among other things, maintenance of financial ratios and limits certain expenditures. The line of credit is secured by substantially all of the Company's

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


7. Debt (continued)

non-real estate assets and expires on February 26, 2003. At December 31, 2001 and 2000, the Company had approximately $1,341 and $1,100 of availability on the revolving credit facility, respectively.

8. Leases

The Company leases its facility in West Melbourne Florida under a long-term operating lease, which expires on June 30, 2005. At December 31, 2001, the future minimum lease payments for operating leases are as follows: $378 in 2001 through 2004, and $189 in 2005. Total rental expenses for all operating leases for 2001, 2000, and 1999 were $375, $274, and $280, respectively.

As of December 31, 2001 and 2000, property, plant, and equipment includes equipment purchased under a capital lease as follows:

                                                         2001            2000
                                                       -------------------------

         Cost                                          $ 2,202          $ 2,202
         Accumulated depreciation                       (2,195)          (2,036)
                                                       -------------------------
                                                       $     7          $   166
                                                       =========================

During 2000, the Company sold certain manufacturing equipment that was purchased under a capital lease, and satisfied its lease obligations.

Amortization of equipment under capital leases is included in depreciation expense.

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


8. Leases (continued)

At December 31, 2001, the future minimum payments for the capital leases are as follows

         2002                                                           $ 11
                                                                        -----
         Total minimum lease payments                                     11
         Less amount representing interest                                (1)
                                                                        -----

         Present value of net minimum lease payment                       10
         Less current maturities                                         (10)
                                                                        -----
         Long-term obligations under capital-leases                     $ --
                                                                        =====

9. Income Taxes

There was no current or deferred provision for income taxes from continuing operations for 2001, 2000 or 1999.

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                                        2001            2000             1999
                                                     -------------------------------------------
         Statutory U.S. income tax rate               34.00%           (34.00)%         (34.00)%
         States taxes, net of federal benefit          4.35%            (3.63)%          (3.63)%
         Permanent differences                         6.77%             0.93%            0.00%
         Change in valuation allowance               (15.09)%           35.78%           37.20%
         Other                                       (30.03)%            0.92%            0.43%
                                                     -----------------------------------------

         Effective income tax rate                     0.00%             0.00%            0.00%
                                                     =========================================

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


9. Income Taxes (continued)

The components of the deferred income tax assets (liabilities) are as follows:

                                                               December 31
                                                           2001           2000
                                                       ------------------------

        Deferred tax assets:
           Operating loss carryforwards                $ 10,816        $ 11,413
           Tax credits                                      129             129
            Section 263A costs                              277              --
           Asset reserves:
             Bad debts                                      580             623
             Inventory reserve                              924             764
           Accrued expenses:
             Compensation                                   219             277
             All other                                       80               1
                                                       ------------------------
        Total deferred tax assets                        13,025          13,207

        Deferred tax liabilities:
           Depreciation                                    (606)           (661)
           Inventory capitalization                          --             (40)
           Product liability                                 --             (14)
           Expense reserve                                  (72)           (127)
           Unrealized capital gain                         (128)           (128)
                                                       ------------------------
        Total deferred tax liabilities                     (806)           (970)
                                                       ------------------------
        Subtotal                                         12,219          12,237

        Valuation allowance                             (12,219)        (12,237)
                                                       ------------------------
        Net deferred tax assets (liabilities)          $     --        $     --
                                                       ========================

For tax purposes, the Company, at December 31, 2001, has federal and state net operating loss carryforwards of approximately $29,250. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2010. During 2001 and 2000, the Company utilized $0.5

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


9. Income Taxes (continued)

million and $0, respectively, of its net operating loss carryforwards. In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and does not believe it has met the more likely than not criteria; therefore the Company has established a valuation allowance in the amount of $12,219 against its net deferred tax assets at December 31, 2001.

The net change in total valuation allowance for the period ended December 31, 2001 was $18 and relates to the Company's expectations regarding utilization of its net deferred tax assets, including available net operating loss and tax credit carryforwards.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

10. Income (Loss) Per Share

The following table sets the computation of basic and diluted loss per share from continuing operations:

                                                                        Year ended December 31
                                                            2001                 2000                  1999
                                                        ------------------------------------------------------
Numerator:
   Net income (loss) (numerator for basic and
     diluted earnings (loss) per share)                 $       122          $    (1,162)          $    (2,294)
Denominator:
   Denominator for basic earnings per share-
     weighted average shares                              5,346,174            5,346,174             5,090,405
   Denominator for diluted earnings per share-
     weighted average shares                              5,383,452            5,346,174             5,090,405
Basic and diluted income (loss) per share               $      0.02          $     (0.22)          $     (0.45)
                                                        ======================================================

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)



10. Income (Loss) Per Share-continued

A total of 2,395,050 and 751,666 shares related to options and warrants and convertible debt are not included in the computation of loss per share for 2000 and 1999 because to do so would have been anti-dilutive for those periods.

11. Stock Option and Other Stock Option Plans

The Company has two plans whereby eligible officers, directors and employees can be granted options for the future purchase of Company common stock at the market price on the grant date. The options, if not exercised within five-year or ten-year periods, expire. Other conditions and terms apply to stock option plans.

The following table summarizes information about fixed stock options outstanding at December 31, 2001:
                                                                      Weighted
                                                       Option          Average
                                       Shares         Price per        Exercise
                                     Under Option      Share            Price
                                   ---------------------------------------------

Balance at December 31, 1998            427,979      $3.06-$6.88          $4.46
Options granted                         495,000       1.50- 4.25           3.08
Options expired or terminated          (171,313)      3.50- 6.88           4.34
                                      -----------------------------------------
Balance at December 31, 1999            751,666       1.50- 6.25           3.54
Options granted                         581,000       0.406-2.85           1.78
Options expired or terminated          (373,000)       1.50-6.25           3.89
                                      -----------------------------------------
Balance at December 31, 2000            959,666       0.406-4.06           2.40
Options granted                         527,500        0.99-1.10           1.06
Options expired or terminated           (78,666)       2.56-4.00           2.88
                                      -----------------------------------------
Balance at December 31, 2001          1,408,500      $0.406-$4.06         $1.84
                                      =========================================

Exercisable at December 31, 2001        745,000      $0.406-$4.06         $1.92
                                      =========================================

At December 31, 2001, 291,500 unissued options were available under the two plans.

The weighted average contractual life of stock options outstanding as of December 31, 2001 and 2000 was 8 years.

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)



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

                                                                    Year ended December 31
                                                            2001           2000              1999
                                                          -------------------------------------------

         Net income (loss) as reported                     $122           $(1,428)         $(2,294)
         Pro-forma net income (loss)                       (498)           (1,911)          (2,545)
         Pro-forma income (loss) per share:
         Basic and diluted                                (0.09)            (0.36)           (0.50)

The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $ 0.74, $1.50 and $2.08 respectively, using the Black-Scholes option- pricing method. The following weighted-average assumptions were utilized:

                                                                    Year ended December 31
                                                            2001           2000              1999
                                                          ------------------------------------------
         Black Scholes Pricing Assumptions:
            Expected volatility                            96.7%            129.8%            90.0%
            Risk free interest rate                         4.3%              6.1%             6.0%
            Expected dividends                              None             None              None
            Expected life in years                           4                  4                4

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

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


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

The Company had no shares of its $1.00 par value preferred stock issued as of December 31, 2001 and 2000.

13. Significant Customers

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows for the year ended December 31:

                                                  2001       2000        1999
                                                 -----------------------------

         U.S. Government                          44%         45%        26%
         Foreign markets                           4%         3%          1%

14. Pension Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company's contribution to the plan is either a percentage of the participants salary (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. Total contributions made by the Company were $69, $80, and $109 for 2001, 2000, and 1999, respectively.

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


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

16. Real Estate Assets Held for Sale

The Company sold its remaining real estate held for sale during the first and second quarters of 1999. The real estate assets included subdivided units of commercial land, completed residential properties, and commercial properties, and had a valuation allowance of $1,966 at December 31, 1998. The real estate valuation allowance was composed of the following:

                                                                    Year ended December 31
                                                         2001             2000              1999
                                                     -------------------------------------------
         Balance, beginning of period                     --          $     --          $ 1,966
            Reduction due to sales                        --                --           (1,966)
                                                     -------------------------------------------
         Balance, end of period                           --          $     --          $    --
                                                     ===========================================

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


16. Real Estate Assets Held for Sale-continued

The summarized results of operations of the real estate business are as follows:

                                                               Year ended December 31
                                                        2001             2000              1999
                                                     --------------------------------------------
         Sales                                       $     --          $     --             $908
         Cost of sales                                     --                --              (58)
         Selling, general and administrative
           expenses                                        --                --              (60)
                                                     -------------------------------------------
         Operating income                            $     --          $     --             $790
                                                     ===========================================

17. Discontinued Operations

Specialty Manufacturing

The Company incurred costs associated with the settlement of certain product liability claims related to its former specialty manufacturing subsidiary, which was sold in June 1997. These costs totaled $0, $266 and $0 in 2001, 2000 and 1999, respectively.

RXD, Inc.

During the third quarter of 1999, the Company sold the assets associated with its subsidiary, RXD, Inc. (RXD), for $525. The assets sold included accounts receivable and inventory valued at $186 and $225, respectively. The gain recorded from the sale is $84 and was included in other income in the statement of operations. The Company's sales for 1999 included approximately $910 of sales generated by RXD.

18. Contingent Liabilities

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)




18. Contingent Liabilities-continued

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

Legal Proceedings

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on notes of a former affiliate. The plaintiff alleges violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In response, the Company filed a motion to dismiss the complaint in the fall of 1993, which the court has yet to rule. In February 1994, the plaintiff executed and circulated for signature, a stipulation of voluntary dismissal. After the stipulation was executed the plaintiff refused to file the stipulation with the court. Subsequently the Company and others named in the complaint filed a motion to enforce their agreement with the plaintiff. The court has also yet to rule on that motion. A pre-trial schedule set in October 2001 set aggressive time frames for the completion of discovery, the filing of dispositive motions and the filing of pre-trial statements. The Company intends to vigorously defend this matter

In a second related action, an adversarial action in connection with the bankruptcy proceedings of the former affiliate has been filed. In response to that complaint the Company filed motion to dismiss for failure to state a cause of action. Although the motion for dismissal was filed during 1995, the bankruptcy court has not yet ruled on the motion. The range of potential loss, if any, as a result of these actions cannot be presently determined.

In February 1986, the liquidator of the former affiliate filed a complaint claiming intentional and negligent conduct by the Company and others named in the complaint caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. The complaint does not

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


18. Contingent Liabilities-continued

specify damages but an unfavorable outcome could have a material adverse impact on the Company's financial position. The range of potential loss, if any, cannot be presently determined. Management, with the advice of counsel, believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

In February 1999, the Company initiated collection and legal proceedings against its Brazilian dealer, Chatral, for failure to pay for 1998 product shipments totaling $1,400 which has been fully reserved. In April 2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300,000 in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case has been involuntarily dismissed. There has been no ruling on the merits of the case, and we have preserved our rights to pursue this matter in the future.

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

Heath & Company filed a suit against RELM Wireless Corporation and RELM Communications, Inc. in the United States District Court for the District of Massachusetts in early 2001 year for breach of contract, misrepresentation and unfair trade practices. Pursuant to a Memorandum and Order dated April 24, 2001, by Judge Douglas P. Woodlock, most of Heath's claims have been dismissed. The judge ruled as a matter of law that a fact finder must determine whether RELM Communications withheld information it knew to be essential to the Plaintiff and whether it did so in a bad faith attempt to withdraw from a brokerage agreement. The Company believes that the Plaintiff will not be able to meet the burdens outlined by the court in its April 24, 2001 Memorandum and Order.

On December 20, 2000, a products liability lawsuit was filed in Los Angeles Superior Court in Los Angeles, California. Although we were not named in the suit, one of the Defendants, C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. As part of the asset sale, the asset purchase agreement contained indemnification provisions, which could result in liability for us. On October 23, 2001, C.P. Allstar Corporation served us with a

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)


18. Contingent Liabilities-continued

claim for indemnification under a provision of the asset purchase agreement. The claim is being vigorously defended by the Company's insurer.

On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas, against RELM Wireless Corporation and RELM Communications, Inc. C.P. Allstar Corporation is also a named defendant in this lawsuit. C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. As part of the asset sale, the asset purchase agreement contained indemnification provisions, which could result in liability for us. The claim is being vigorously defended by the Company's insurer.

19. Subsequent Event

In February 2002, the Company commenced a public rights offering. The purpose of the offering is to provide working capital, which among other things, will further the development of the Company's new digital products and capabilities. The securities offered are "units". A unit is comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at 10% discount to the market price of a share of common stock. The Units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission (SEC) on February 11, 2002. The offering closed on March 22, 2002 and resulted in the sale of approximately 2.8 million units, which generated approximately $2.5 million in gross proceeds.

                                  RELM Wireless

                                December 31, 2001

                (In Thousands, Except Share Data and Percentages)



20. Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

                                                                    Quarters Ended
                                    --------------------------------------------------------------------------------
                                       March 31        June 30       September 30    December 31        Total
                                         2001            2001            2001            2001            Year
                                    --------------------------------------------------------------------------------
Fiscal 2001
Sales                                     $4,720         $6,188          $6,223          $5,678         $22,809
Gross profit                               1,249          1,740           1,930           1,700           6,619
Net income (loss)                           (287)           145             213              51             122
Income (loss) per share-basic              (0.05)          0.03            0.04            0.01            0.02
Income (loss) per share-diluted            (0.05)          0.03            0.04            0.01            0.02


                                                                    Quarters Ended
                                    --------------------------------------------------------------------------------
                                       March 31        June 30       September 30    December 31        Total
                                         2000            2000            2000            2000            Year
                                    --------------------------------------------------------------------------------
Fiscal 2000
Sales                                     $4,596         $5,158          $5,958          $5,342         $21,054
Gross profit                                 987          1,478           1,675           1,240           5,380
Income (loss) from
     continuing operations                   391           (542)           (330)           (681)         (1,162)
Income (loss) from
     discontinued operations                  --             --              --            (266)           (266)
Net income (loss)                            391           (542)           (330)           (947)         (1,428)
Income (loss) per share-
     basic from continuing
     operations                             0.08          (0.10)          (0.06)          (0.13)          (0.22)
Income (loss) per share-
     diluted from continuing
     operations                             0.07          (0.10)          (0.06)          (0.13)          (0.22)
Loss per share-basic and
      diluted from discontinued
      operations                            -              -               -              (0.05)          (0.05)
Income (loss) per share-basic               0.08          (0.10)          (0.06)          (0.18)          (0.27)
Income (loss) per share-diluted             0.07          (0.10)          (0.06)          (0.18)          (0.27)

                                    Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

None.


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Information required by this item is incorporated by reference to the definitive proxy statement to be filed by RELM for its 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement").


Item 11. Executive Compensation
-------------------------------

Information required by this item is incorporated by reference to the 2002 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information required by this item is incorporated by reference to the 2002 Proxy Statement.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Information required by this item is incorporated by reference to the 2002 Proxy Statement.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

1.       Consolidated Financial Statements listed below:

         Report of Independent Certified Public accountants

         Consolidated Balance Sheets
           - December 31, 2000 and 2001

         Consolidated Statements of Operations
           - Years ended December 31, 1999, 2000 and 2001

         Consolidated Statements of Shareholders' Equity - Years ended December
           31, 1999, 2000 and 2001

         Consolidated Statements of Cash Flows - Years ended December 31, 1999,
           2000 and 2001

         Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules: All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

           Number       Exhibit
         ------------   ----------------------------------------------------

            3(i)        Articles of Incorporation **
            3(ii)       By-Laws **
            4(ii)       8% Convertible Subordinate Promissory Note****
           10(a)        1996 Stock Option Plan for Non-Employee Directors *
           10(b)        1997 Stock Option Plan **
           10(c)        Loan and Security Agreement ****
           10(d)        Workers Compensation Close Out Agreement *****
           10(e)        Amendment to Security and Loan Agreement****
           10(f)        2nd Amendment to Security and Loan Agreement****
           10(g)        3rd Amendment to Security and Loan Agreement****
           10(h)        Simmonds Agreement****
           10(i)        Contract for Sale of West Melbourne Fl. Real Estate****
           10(j)        Sub Lease Agreement****
           10(k)        Uniden Asset Purchase Agreement****
           10(l)        OEM Uniden Manufacturing Agreement****

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
8-K (continued)
----------------------------------------------------------------------------

         Number       Exhibit
        --------      ------------------------------------------------------

         10(m)        Uniden ESAS Technology Agreement****
         10(n)        Manufacturing Agreement****
         10(o)        Transaction Agreement for Real Estate Sale and Contract
                      Manufacturing****
         10(p)        Fort Orange Modification Agreement******
         10(q)        4th Amendment to Security and Loan Agreement*******
                      Post-Termination Benefits Agreement between the Company
         10(r)        and David P. Storey dated October 1, 2000
                      Post-Termination Benefits Agreement between the Company
         10(s)        and William P. Kelly dated October 1, 2000
                      OEM Manufacturing Agreement*******
         10(t)        Certificate of Amendment to Articles of
                      Incorporation********
         10(u)        Subsidiary of Registrant
         23           Consent

----------------------------------------------------------------------------

(b) Reports on Form 8-K. The items reported and the dates of reports on Form 8-K filed by the registrant during the last quarter of the period covered by this report were as follows:

         1.       Item 5, dated December 22, 2000.

         * Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10-K for the year ended December 31, 1996.

         ** Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1997.

         *** Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1998.

         **** Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1999.

         ***** Incorporated by reference from the Company's report on form 10-Q quarter 1 dated May 5, 1999.

         ****** Incorporated by reference from the Company's report on form 8-K dated December 22, 2000.

         ******* Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 2000.

         ******** Incorporated by reference from the Company's report on form
                  10-Q quarter 3 dated November 1, 2001.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:    March 30, 2001             RELM WIRELESS CORPORATION

                                    By: /s/David. P. Storey
                                       --------------------
                                           David P. Storey
                                           President & C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.

       SIGNATURES               TITLE                              DATE


/s/Donald F. U. Goebert       Chairman                          March 30, 2002
-------------------------
Donald F. U. Goebert

/s/David P. Storey            President, Chief                  March 30, 2002
-------------------------     Executive Officer and
David P. Storey               Director

/s/William P. Kelly           Vice President - Finance          March 30, 2002
-------------------------     Chief Financial Officer
William P. Kelly              Secretary


/s/Buck Scott                 Director                          March 30, 2002
-------------------------
Buck Scott

/s/James C. Gale              Director                          March 30, 2002
-------------------------
James C. Gale

/s/Robert L. MacDonald        Director                          March 30, 2002
-------------------------
Robert L. MacDonald

/s/Ralph R. Whitney, Jr.      Director                          March 30, 2002
-------------------------
Ralph R. Whitney, Jr.

/s/George N. Benjamin, III    Director                          March 30, 2002
--------------------------
George N. Benjamin, III