Form 10-K/A
period 2001-12-31
RELM WIRELESS CORP
filed 2002-04-30
CIK 2186

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A-1


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to __________________________.

                          Commission File Number 0-7336

                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)


                    NEVADA                                      59-3486297
         (State or other jurisdiction                         (IRS Employer
       of incorporation or organization)                   Identification No.)

7100 Technology Drive, West Melbourne, Florida                    32904
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (321) 984-1414


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                                EXPLANATORY NOTE

         Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, RELM Wireless Corporation hereby files this Amendment No. 1 on Form 10-K/A to include in Part III, Items 10 - 13 of its Annual Report on Form 10-K for the year ending December 31, 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

         Name                                       Age     Position
         ----                                       ---     --------

         Donald F. U. Goebert........................65     Chairman of the Board
         David P. Storey.............................49     President and Chief Executive Officer
                                                            and Director
         William P. Kelly............................45     Executive Vice President Finance and
                                                            Chief Financial Officer
         Buck Scott .................................72     Director
         Robert L. MacDonald (1).....................74     Director
         Ralph R. Whitney Jr. (1)....................66     Director
         James C. Gale (1)(2)........................51     Director
         George N. Benjamin, III (1)(2)..............64     Director

1)       Member of the audit committee.
2)       Member of the compensation committee.

         Each director holds his office until the next annual meeting of the shareholders unless he resigns or is removed or disqualified. Officers are elected by the board of directors and any number of offices may be held by the same person.

         The business experience of our executive officers and directors is set forth below:

         Donald F. U. Goebert has been our Chairman of the Board (and a director of our predecessor) since March 1968. He was the President of our predecessor from March 1968 to October 1988, and our President and Chief Executive Officer from April 1993 to December 1997. He has been President of Chester County Fund, Inc., a commercial real estate company, since 1968. Mr. Goebert is a director of Investors Insurance Group, Inc., a commercial insurance company.

         David P. Storey has been our President and Chief Executive Officer since July 2000, after serving as our Chief Operating Officer from June 1998 to July 2000. From November 1994 to June 1998, he was Senior Vice President of Manufacturing of ANTEC Corp. a communications electronics company.

         William P. Kelly has been our Vice President - Finance and Chief Financial Officer since July 1997 and our Secretary since June 2000. From October 1995 to June 1997, he was Vice President and Chief Financial Officer of our subsidiary, RELM Communications, Inc. From January 1993 to October 1995, he was the Financial Director of Harris Corp. Semiconductor Sector.

         Buck Scott has been a director (and a director of our predecessor) since 1980. Mr. Scott has been a private investor since January 1995. Mr. Scott was the President of Electrical Energy Enterprises, Inc., a distributor of electrical power equipment, from 1991 through 1994.

         Robert L. MacDonald has been a director since February 1991. He is retired. From 1953 to 1993, he was a director of Financial Aid Wharton Graduate Division and Lecturer in Management, Wharton School, University of Pennsylvania.

         Ralph R. Whitney Jr. has been a director since January 1992. Since January 1971, Mr. Whitney has been the President and Chief Executive Officer of Hammond Kennedy Whitney & Co., Inc., an investment banking company. Mr. Whitney serves as a director in IFR Systems, Inc., a manufacturer of test equipment for the military, Baldwin Technology Co., Inc., a manufacturer of printing press equipment, First Technology, PLC, a manufacturer and supplier of electronic optical sensors, Reinhold Industries, Inc., a manufacturer of composite components in the aerospace, defense and commercial lighting industries, and DURA Automotive Systems, Inc., a manufacturer of automobile windows, seat and door assemblies.

         James C. Gale has been a director since October 1993. Since September 1998, Mr. Gale has been a Managing Director of Sanders Morris Harris, an investment banking company. From 1991 to 1998, Mr. Gale was a Managing Director of Gruntal & Co., L.L.C., an investment banking and management company. Mr. Gale is a director of Latshaw Enterprises, Inc., a manufacturer of power and electrical cables, eResearch Technology, Inc., a provider of clinical research support, and Amarin Corporation plc., a specialty pharmaceutical company.

         George N. Benjamin, III has been a director since January 1996. He has been the President and CEO of Keystone Networks, Inc. an optical network developer since November, 1999, and was the President and CEO of BICC Cables Corp., N.A., a manufacturer of electrical wires and cable, from August 1998 through June 1999. He has been the Consultant and Partner in Trig Systems, LLC, a management and consulting company, since July 1987, President and CEO of Tie Communications, Inc., a provider of telecommunication products, software and services, from April 1992 to November 1995, and Group Vice President of The Marmon Group, Inc., a management consulting company, prior to April 1992.

KEY EMPLOYEES

         Other key personnel and their ages are as follows:

         Harold B. Cook, age 56, has been our Vice President of Operations since July 2000. Mr. Cook joined RELM in April 1997 as Director of Manufacturing. Prior to joining us, Mr. Cook held the position of Director of Manufacturing Operations at Computer Products Incorporated, Fujitsu America Inc., and Ampro Corporation. Mr. Cook also held operations management positions at Storage Technology Corporation and Harris Corporation. Mr. Cook holds a Bachelor's degree in business administration and economics from Rollins College.

         Thomas L. Morrow, age 50, has been our Senior Vice President and Director - Government and Public Safety Sales and Marketing since December 1999. From 1997 to December 1999, he was the owner of Tomorrow Sales and Marketing Alternatives. From 1996 to 1997, he was Vice President World Wide Systems at E.F. Johnson Company. From 1995 to 1996, he was Senior Vice President North America Operations at Stanilite Pacific, LTD. From 1993 to 1995, he was Territory Manager at Motorola, Inc. Mr. Morrow holds a Bachelor's degree in marketing and international business from the University of Colorado.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3 promulgated under the Exchange Act, with respect to fiscal 2001, the Company is not aware of any director or officer who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2001, except for Messrs. Benjamin, Gale, and Scott, each of whom failed to file one Form 4 report disclosing one transaction.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual and long term compensation during each of the last three years paid by us to Messrs. Storey and Kelly, who served as our President and Chief Executive Officer and Executive Vice President
- Finance, Chief Financial Officer, and Secretary, respectively, during 2001 (each a "Named Officer.") No other executive officer was paid salary and bonus compensation by us which exceeded $100,000 during 2001.

                           SUMMARY COMPENSATION TABLE


                                                       Annual Compensation              Long-Term Compensation Awards
                                             -----------------------------------------  -----------------------------
                                                                            Other         Securities
                                                                            Annual        Underlying       All Other
     Name and Principal                          Salary        Bonus     Compensation    Compensation    Compensation
          Position                     Year        ($)          ($)           ($)         Options (#)       ($)(1)
------------------------------        ------    ---------     ---------  -------------  ---------------  -----------

David P. Storey                        2001      203,486             -             -        245,000           7,105
President and                          2000      192,385        20,833             -         55,000           3,000
Chief Executive                        1999      224,982             -             -        145,000           1,957
Officer

William P. Kelly                       2001      129,187             -             -        177,500           4,390
Executive Vice                         2000      122,844        20,833             -         50,000           3,000
President - Finance,                   1999      113,197             -             -         75,000           3,000
Chief Financial Officer and
Secretary

         (1) The amounts shown in the column titled "All Other Compensation" for the years 1999 and 2000 include employer contributions to our 401(k) plan, and for the year 2002 include both employer contributions to our 401(k) plan and disability insurance premiums paid by the Company for the benefit of the Named Officers.

         The Named Officers did not receive any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named officer.

STOCK OPTION GRANTS

         The following table contains information concerning the grant of stock options under our 1997 Stock Option Plan to the Named Officers during 2001. In addition, the table shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.


                              OPTION GRANTS IN 2001

                                 Number of                                                  Potential Realizable
                                Securities                                                    Value at Assumed
                                Underlying      Percentage of                               Annual Rates of Stock
                                  Options       Total Options     Exercise or                Price Appreciation
                                  Granted      to Employees in    Base Price   Expiration      for Option Term
      Name                          (#)               2001          ($/Sh)       Date         5%($)         10%($)
----------------------       --------------   ----------------  ------------  ---------  -------------  -------------

David P. Storey                    245,000            46.4%          $1.10     11/20/11   $169,487.10    $429,513.59
William P. Kelly                   100,000            19.0%          $1.00     07/18/11   $ 62,889.46    $159,374.25
                                    77,500            14.7%          $1.10     11/20/11   $ 53,613.27    $135,866.54

         All options that were granted in 2001 to the Named Officers are incentive stock options ("ISOs") under ss.422 of the Internal Revenue Code of 1986, as amended. The options are exercisable as of the date of grant. The options were granted at fair market value on the date of the grant. The term of the options is ten (10) years from the date of grant unless terminated earlier due to termination of employment, disability or death.

         The potential realizable value of the options granted in 2001 was calculated by multiplying the number of shares underlying the options by the excess of (a) the assumed market value of our common stock, if the market value of our common stock were to increase 5% or 10% in each year of the options' 10-year term over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that our common stock will appreciate at these assumed rates or at all.

         We do not currently have (and have not previously had) any plan pursuant to which any stock appreciation rights ("SARs") may be granted.

STOCK OPTION EXERCISES AND HOLDINGS

         The following table sets forth information relating to stock options exercised during 2001 by each of the Named Officers and the number and value of stock options held on December 31, 2001 by each of them.

        AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2001
                        AND FISCAL YEAR-END OPTION VALUES


                                                          Number of Securities
                                                        Underlying Unexercised            Value of Unexercised
                            Shares         Value               Options at                In-the-Money Options at
                          Acquired on     Realized           Dec. 31, 2001 (#)               Dec. 31, 2001 ($)
         Name             Exercise (#)       ($)       Exercisable     Unexercisable   Exercisable    Unexercisable
-----------------------  -------------- ------------ ---------------  --------------- ------------- ----------------

David P. Storey                      -            -         349,500          195,500    $2,750.00                 -
William P. Kelly                     -            -         177,800          124,700    $5,000.00         $2,500.00

         The total value of unexercised options is based upon the difference between the last sales price of our common stock on the NASDAQ National Market System on December 31, 2001, which was $1.05 per share, and the exercise price of the options, multiplied by the number of shares underlying the options.

DIRECTOR COMPENSATION

         During 2001, we paid to each of our non-employee directors meeting fees of $1,000 for attendance at each board meeting and $500 for attendance at each meeting of any committee of the Board of Directors which was not held in conjunction with a meeting of the Board. During 2001, we paid $50,000 to Mr. Goebert for his services as Chairman of the Board. Pursuant to the terms of the 1996 Non-Employee Director Stock Option Plan, each non-employee director also receives stock options in lieu of a quarterly cash retainer for service as a director. Also, pursuant to the terms of the Plan, a grant of a stock option for the purchase of 5,000 shares is made to each non-employee director on the date of each annual meeting of shareholders at which that person is elected or re-elected as a director (or if the annual meeting has not been held by June 30 of that year the grant is made as of June 30th of that year to each of the persons qualifying and who has been a non-employee director for at least three months). Options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, become fully exercisable eleven months after the date of grant, or earlier upon a change of control as defined in the Plan, and expire five years from the date of grant or earlier in the event service as a director ceases. On June 13, 2001, a grant of stock options for the purchase of 5,000 shares was made to each of our non-employee directors at an exercise price of $1.03 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

         We have Post-Termination Benefits Agreements with David P. Storey and William P. Kelly, our key executives. The agreements provide an incentive for the executives to remain in our employ should a merger, sale, change in control or other transaction occur by providing severance compensation if the executives are terminated within six months following such a change of control or other transaction. If an executive is terminated within the six month period, the executive will be entitled to receive compensation equal to such executive's annual compensation, payable in one lump sum within five business days after the date of termination. In addition, all stock options granted under the 1997 Stock Option Plan shall vest as of the closing date of a change of control or other such transaction. The post-termination agreements also subject the executives to general confidentiality and non-disparagement provisions as well as non-competition and non-solicitation provisions for one year following termination. Unless we provide written notice to the executives, the post-termination agreements will automatically terminate on October 1, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2001, the compensation committee of our board of directors was composed of independent, outside directors, Messrs. Gale and Benjamin (Chairman.) As noted above, our compensation program for our executives is administered by the board of directors with the advice and counsel of the compensation committee.

         Neither of the compensation committee members is or has been our officer or employee or an officer or employee of any of our subsidiaries. In addition, neither Gale nor Benjamin has, or has had, any relationship with us which is required to be disclosed under "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below shows, as of April 18, 2002, the number of shares of common stock beneficially owned by:

         o each person whom we know beneficially owns more than 5% of the common stock,

         o        each director and nominee for director,

         o each Named Officer included in the Summary Compensation Table, and

         o        all executive officers and directors as a group.

                                                                                  SHARES OF COMMON STOCK
                                                                                   BENEFICIALLY OWNED(1)
                                                                  ------------------------------------------------------
  NAME OF BENEFICIAL OWNER                                                NUMBER OF SHARES            PERCENT OF CLASS
----------------------------                                      --------------------------------  --------------------

  Special Situations Private Equity Fund,                                     523,077  (2)                   6.1%
  L.P., MG Advisers L.L.C., Austin W.
  Marxe, and David Greenhouse
  153 East 53 Street, New York, NY 10022

  Donald F.U. Goebert                                                       1,416,297  (3)(4)(5)            16.5%
  400 Willowbrook Lane
  West Chester, PA 19382

  Ralph R. Whitney, Jr.                                                        55,469  (6)                      *

  Buck Scott                                                                   86,165  (6)                   1.0%

  James C. Gale                                                             1,156,110  (6)(7)               13.4%

  George N. Benjamin, III                                                      53,100  (6)                      *

  Robert L. MacDonald                                                          25,000  (6)                      *

  David P. Storey                                                             349,500  (6)                   3.9%

  William P. Kelly                                                            177,800  (6)                   2.0%

  All executive officers and directors                                      3,319,441                       35.9%
   as a group (9 persons)

---------------
     *Less than 1%

1) Based on 8,599,072 shares of common stock issued and outstanding as of April 18, 2002. Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock listed, which include shares of common stock that such persons have the right to acquire beneficial ownership of within 60 days from April 18, 2002.

2) As disclosed in the Schedule 13G filed by Special Situations Private Equity Fund, L.P. ("Special Situations), MG Advisers L.L.C., its general partner ("MG,"), Austin Marxe ("Marxe") and David Greenhouse ("Greenhouse"), dated April 11, 2000, Special Situations and MG are deemed to have sole power to vote or to direct the vote and to dispose or to direct the disposition of 523,077 shares. Marxe and Greenhouse are deemed to have shared power to vote or dispose of the shares by virtue of being executive officers of MG Advisors. These shares are issuable upon conversion of an 8% Convertible Subordinated Promissory Note due December 31, 2004 with a principal amount of $1,700,000, at an exercise price of $3.25.

3) Includes 90,942 shares owned by Chester County Fund, Inc., the majority stockholder of which is Mr. Goebert, and 60,000 shares owned by a partnership controlled by Mr. Goebert.

4) Includes 23,366 shares held in a custodial account for our Employee Stock Purchase Program, of which Mr. Goebert is a custodian, and 789 shares held in a Trust under our 401(k) plan, of which Mr. Goebert is a Trustee.

5) Includes 809,154 shares held jointly with his wife, and 3,887 shares held in the name of his wife.

6) Share ownership of the following persons includes immediately exercisable options or warrants as follows: for Mr. Whitney - 25,000 shares; for Mr. Scott - 25,000 shares; for Mr. Gale - 25,000 shares; for Mr. Benjamin - 25,000 shares; for Mr. MacDonald - 25,000 shares; for Mr. Storey - 349,500 shares; and for Mr. Kelly - 177,800 shares.

7) Mr. Gale and his wife jointly own 20,000 shares of our common stock. Additionally, Mr. Gale is managing director of Sanders Morris Harris ("SMH"), an investment banking company. Sanders Morris Harris Corporate Management LLC ("SMH LLC"), an affiliate of SMH, manages two funds which purchased our common stock in the rights offering which closed in March 2002 as follows: (i) 173,888 shares are owned by Corporate Opportunities Fund LP ("COF LP"); and (ii) 937,222 shares are owned by Corporate Opportunities Fund (Institutional) LP ("COFI".) Mr. Gale is Chief Investment Officer of SMH LLC. All shares are owned directly by the funds. In the rights offering, COF LP acquired warrants to purchase 173,888 shares which are exercisable commencing on February 12, 2003, and COFI acquired warrants to purchase 937,222 shares which are exercisable on February 12, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We will not enter into transactions with our officers, directors or beneficial owners of five percent (5%) or more of our common stock on terms more favorable to them than those terms that can be obtained by an unrelated third party in transacting business with us.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RELM WIRELESS CORPORATION
                                          (Registrant)

Date: April 29, 2002                By: /s/David P. Storey
                                        -------------------------------------
                                        David P. Storey
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.


SIGNATURES                               TITLE                                  DATE

By:/s/ Donald F. U. Goebert               Chairman of the Board                  April 29, 2002
   ---------------------------------
   Donald F. U. Goebert

By: /s/ David P. Storey                   President, Chief Executive Officer     April 29, 2002
    --------------------------------      and Director (Principal Executive
    David P. Storey                       Officer)


By:/s/ Willilam P. Kelly                  Vice President - Finance, Chief        April 29, 2002
   ---------------------------------      Financial Officer and Secretary
   William P. Kelly                       (Principal Financial Officer)


By: /s/ Buck Scott                        Director                               April 27, 2002
    --------------------------------
    Buck Scott

By: /s/ James C. Gale                     Director                               April 29, 2002
    --------------------------------
    James C. Gale

By: /s/ Robert L. MacDonald               Director                               April 29, 2002
    --------------------------------
    Robert L. MacDonald

By: /s/ Ralph R. Whitney Jr.              Director                               April 29, 2002
    --------------------------------
    Ralph R. Whitney Jr.

By: /s/ George N. Benjamin, III           Director                               April 29, 2002
    --------------------------------
    George N. Benjamin, III