Form 10-Q
period 2002-03-31
RELM WIRELESS CORP
filed 2002-05-15
CIK 2186

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002
                                                   --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD From _____________ to ________________

                        Commission file number 000-7336

                            RELM WIRELESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEVADA                                                  59-3486297
-------------------------------                             ------------------
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

                           Yes   X                     No
                               ------                     -------


 Common Stock, $.60 Par Value - 8,121,174 shares outstanding as of May 10, 2002

================================================================================

================================================================================

                          PART I- FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                            MARCH 31    December 31
                                                                              2002         2001
                                                                            --------    -----------
                                                                           (UNAUDITED) (See note 1)

ASSETS
------
Current assets:
         Cash and cash equivalents                                           $ 1,809    $   335
         Trade accounts receivable (net of allowance for doubtful
           accounts of $1,540 as of March 31, 2002 and December 31, 2001)      2,118      3,597
         Inventories, net                                                      8,041      8,961
         Notes receivable                                                         59         60
         Prepaid expenses and other current assets                               477        452
                                                                             -------    -------
Total current assets                                                          12,504     13,405

Property, plant and equipment, net                                             2,055      2,156
Notes receivable, less current portion                                            11        911
Debt issuance costs, net                                                         469        512
Other assets                                                                     491        639
                                                                             -------    -------
Total assets                                                                 $15,530    $17,623
                                                                             =======    =======


ITEM 1 - FINANCIAL STATEMENTS - CONTINUED

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            MARCH 31       December 31
                                                                              2002             2001
                                                                          -----------      ------------
                                                                          (UNAUDITED)      (See note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current maturities of long-term liabilities                      $       102     $       110
         Accounts payable                                                       2,037           3,171
         Accrued compensation and related taxes                                   468             532
         Accrued warranty expense                                                  50              79
         Accrued expenses and other current liabilities                           334             251
                                                                          -----------     -----------
Total current liabilities                                                       2,991           4,143
Long-term liabilities:
         Loan, notes and mortgages                                              2,147           3,848
         Convertible subordinated notes                                         3,150           3,150
                                                                          -----------     -----------
                                                                                5,297           6,998
Stockholders' equity:
         Preferred stock; $1.00 par value; 1,000,000 authorized shares
         at March 31, 2002 and December 31, 2001; none issued                      --              --
         Common stock; $.60 par value; 20,000,000 authorized shares:
         8,121,174 issued and outstanding shares at March 31,
         2002; 5,346,174 issued and outstanding at December 31, 2001 .          4,872           3,207
         Additional paid-in capital                                            21,563          21,452
         Accumulated deficit                                                  (19,193)        (18,177)
                                                                          -----------     -----------
Total stockholders' equity                                                      7,242           6,482
                                                                          -----------     -----------
Total liabilities and stockholders' equity                                $    15,530     $    17,623
                                                                          ===========     ===========
See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED
                                                 ------------------------------
                                                  MARCH 31           March 31
                                                    2002               2001
                                                 ---------          ----------
                                                 (SEE NOTE 1)      (see note 1)


Sales                                              $ 4,733          $ 4,720
Expenses
      Cost of products                               3,377            3,471
      Selling, general & administrative              1,410            1,388
      Loss on notes receivable                         900               --
                                                   -------          -------
                                                     5,687            4,859
                                                   -------          -------
Operating loss                                        (954)            (139)
Other income (expense):
      Interest expense                                (110)            (158)
      Other income                                      48               10
                                                   -------          -------
Net loss                                           $(1,016)         $  (287)
                                                   =======          =======
Loss per share-basic and diluted                     (0.18)           (0.05)
                                                   =======          =======



            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                   THREE MONTHS ENDED

                                                              MARCH 31               MARCH 31
                                                               2002                   2001
                                                            ------------           ------------
                                                            (See note 1)           (see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $(1,016)            $  (287)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Loss on Notes Receivable                                     900                  --
    Depreciation and amortization                                215                 263
    Change in current assets and liabilities:
      Accounts receivable                                      1,479               1,430
      Inventories                                                920                (167)
      Accounts payable                                        (1,134)               (202)
      Other current assets and liabilities                        67                  60
                                                             -------             -------
Cash provided by (used in) operating activities                1,431               1,097

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                              (24)                (36)
                                                             -------             -------
Cash provided by (used in) investing activities                  (24)                (36)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt and capital lease obligations                   (8)               (426)
Net increase (decrease) in revolving credit lines             (1,701)               (741)
Net proceeds from issuance of common stocks                    1,776                  --
                                                             -------             -------
Cash provided by (used in) financing activities                   67              (1,167)
Increase (decrease) in cash                                    1,474                (106)
Cash and cash equivalents, beginning of year                     335                 208
Cash and cash equivalents, end of year                       $ 1,809             $   102
                                                             =======             =======
SUPPLEMENTAL DISCLOSURE
    Interest paid                                            $   110             $   158
                                                             =======             =======



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Stockholders. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for a full year.

The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was March 29, 2002 for the first quarter of fiscal 2002. The quarter began on January 1, 2002.

2. SIGNIFICANT EVENTS AND TRANSACTIONS

PUBLIC RIGHTS OFFERING

On March 22, 2002, the Company closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, will speed the development of the Company's new APCO Project 25-compliant digital products and capabilities. The securities offered were "units". A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock.

Noble International Investments, Inc. (Noble) was engaged as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission (SEC) on February 11, 2002. In accordance with the terms of the offering, the units were separated on the closing date. The offering resulted in the sale of 2,775,000 shares of common stock and 2,775,000 common stock purchase warrants, generating $1.8 million in net proceeds. The underlying warrant is currently quoted on the OTC Bulletin Board with the symbol RELMW and the underlying shares are listed on the NASDAQ Small Cap Market under the Company's current symbol, RELM. Noble has exercised its option to purchase 416,250 units at a purchase price of $0.90 per unit to cover over-allotments. The closing of the purchase is expected to occur on May 17, 2002.

INTRODUCTION OF NEW PORTABLE TWO-WAY RADIO

On January 21, 2002, the Company introduced the first model of its new RP series of portable radios. These radios are manufactured for the Company under a previously announced agreement with an electronic technology and manufacturing concern. Under the agreement, they will manufacture for the Company, four models of VHF and UHF portable two-way radio transceivers, and the Company will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and may be expanded to include additional products. The second model is expected to be available for sale in second quarter 2002.

LOSS ON NOTES RECEIVABLE

The Company has established a $900 valuation reserve which is reflected in the financial statements for the first quarter 2002, which represents the total principal amount due to the Company from Fort Orange Paper Company, Inc. (Fort Orange), the purchaser of its former paper-manufacturing subsidiary. In April, the Company learned that Fort Orange had ceased operations. Fort Orange owes the Company $900 plus accrued interest under the terms of two secured promissory notes and has defaulted on its obligations to make principal and interest payments. The Company's security interest is subordinated to the security interest granted to the purchaser's senior lender.

In connection with the sale of the subsidiary in 1997, the Company took back a secured promissory note from the purchaser in the initial aggregate principal amount of $2,400. In December 2000, the terms of the original promissory note were modified and the Company received a principal payment of $700 plus accrued interest of approximately $166. After this payment, the remaining principal amount due on the original note was $900. Also, as part of the modification agreement, the original note was replaced by two secured promissory notes, one in the principal amount of $600 and the other in the principal amount of $300. The $600 note is payable in ten annual installments starting on April 2, 2002. The $300 note is payable in five annual installments starting on January 1, 2003. Interest on both notes is accrued at 2.75% over the prime rate and is payable, in the case of the $600 note, in annual installments, and, in the case of the $300 note, in semi-annual installments. The $600 note is subject to a standby creditor's agreement under which principal and interest payments on the note are contingent upon the purchaser achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements of the purchaser. As security for both notes, the purchaser has granted to the Company a lien and security interest in certain collateral. The Company's security interest, however, is subordinated to the security interest granted to the purchaser's senior lender. In addition, the Company is subject to a standstill agreement with the senior lender. A principal of the purchaser has guaranteed the prompt and complete payment of both notes when due. Both notes are subject to forbearance fee payment agreements with both the purchaser and the guarantor under which additional amounts may be payable to the Company if there is a merger, sale or change of control of the purchaser and if the notes are not paid in full by certain dates.

It is the Company's understanding that Fort Orange is actively seeking to sell its assets. The Company believes that the value of the business and its assets is uncertain due to the cessation of operations, and the current business conditions in this industry. Therefore, the amount, if any, that the Company may recover in the event of a sale, or otherwise, cannot yet be precisely determined. As a result of these circumstances, the Company has established a valuation reserve for the entire principal amount ($900) of the two promissory notes which is reflected in the financial statement for the first quarter 2002.

3. INVENTORIES

The components of inventory, net of reserves totaling $2,360 and $2,319 at March 31, 2002 and December 31, 2001, respectively, consist of the following:




                                                     MARCH 31       December 31
                                                       2002            2001
                                                     ---------      -----------

Finished goods                                        $5,156          $5,724
Work in process                                          700             799
Raw materials                                          2,185           2,438
                                                      ------          ------
                                                      $8,041          $8,961
                                                      ======          ======

4. STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 2002 are as follows:

                                                         COMMON STOCK             ADDITIONAL
                                               ----------------------------         PAID-IN      ACCUMULATED
                                                   SHARES            AMOUNT         CAPITAL         DEFICIT         TOTAL
                                               ---------------------------------------------------------------------------

Balance at December 31, 2001                      5,346,174          $ 3,207        $21,452        $ (18,177)      $6,482

Public rights offfering                           2,775,000            1,665            111                -        1,776

Net loss                                                  -                -              -           (1,016)      (1,016)
                                               ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                         8,121,174          $ 4,872        $21,563        $ (19,193)      $7,242
                                               ===========================================================================



5. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                  THREE MONTHS ENDED
                                                                  ------------------

                                                              MARCH 31        March 31
                                                                2002            2001
                                                              --------        --------
Numerator:
   Net loss  (numerator for basic earnings per share)      $    (1,016)    $      (287)
   Effect of dilutive securities:
      8% convertible notes                                          --              --
                                                           -----------     -----------
   Net loss (numerator for dilutive earnings per share)         (1,016)           (287)
                                                           -----------     -----------
Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                            5,651,119       5,346,174
   Effect of dilutive securities:
      8% convertible notes                                          --              --
      Options                                                       --              --
                                                           -----------     -----------
   Denominator for diluted earnings per share -
   adjusted weighted average shares                          5,651,119       5,346,174
                                                           ===========     ===========
Basic and diluted earnings (loss) per share                $     (0.18)    $     (0.05)
                                                           ===========     ===========

A total of 2,843,884 and 2,328,384 shares related to options, warrants, and convertible debt are not included in the computation of loss per share for the three months ended March 31, 2002 and 2001, respectively, because to do so would be anti-dilutive.

6. COMPREHENSIVE LOSS

The total comprehensive loss for the three months ended March 31, 2002 was ($1,016) compared to ($287) for the same period in the previous year.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company applied the new accounting rules beginning January 1, 2002. The adoption of SFAS No. 141 and No. 142 did not have a material impact on our Condensed Consolidated Financial Statements.

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

LEGAL PROCEEDINGS

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on notes of a former affiliate. The plaintiff alleges violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In response, the Company filed a motion to dismiss the complaint in the fall of 1993, which the court has yet to rule. In February 1994, the plaintiff executed and circulated for signature, a stipulation of voluntary dismissal. After the stipulation was executed the plaintiff refused to file the stipulation with the court. Subsequently the Company and others named in the complaint filed a motion to enforce their agreement with the plaintiff. The court has also yet to rule on that motion. A pre-trial schedule set in October 2001 set aggressive time frames for the completion of discovery, the filing of dispositive motions and the filing of pre-trial statements. The Company intends to vigorously defend this matter.

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

On February 12, 1999, the Company initiated collection and legal proceedings in Sao Paulo, Brazil, against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1,400 which has been fully reserved. In April 2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300 in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case has been involuntarily dismissed. There has been no ruling on the merits of the case, and we have preserved our rights to pursue this matter in the future.

On December 8, 1999, Chatral filed a counter claim against the Company alleging damages totaling $8,000 as a result of the Company's discontinuation of shipments to Chatral. Although the Company and its counsel believe the Company has a meritorious defense, the outcome of this action is uncertain. An unfavorable outcome could have a material adverse effect on the financial position of the Company.

Heath & Company filed a suit against RELM Wireless Corporation and RELM Communications, Inc. in the United States District Court for the District of Massachusetts in early 2001 year for breach of contract, misrepresentation and unfair trade practices. Pursuant to a Memorandum and Order dated April 24, 2001, by Judge Douglas P. Woodlock, most of Heath's claims have been dismissed. The judge ruled as a matter of law that a fact finder must determine whether RELM Communications withheld information it knew to be essential to the Plaintiff and whether it did so in a bad faith attempt to withdraw from a brokerage agreement. On March 21, 2002, the parties agreed to settle the matter for $33 to be paid to Heath.

On December 20, 2000, a products liability lawsuit was filed in Los Angeles Superior Court in Los Angeles, California. Although the Company was not named in the suit, one of the Defendants, C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. As part of the asset sale, the asset purchase agreement contained indemnification provisions, which could result in liability for the Company. On October 23, 2001, C.P. Allstar Corporation served us with a claim for indemnification under a provision of the asset purchase agreement. The Company's insurance carrier is vigorously defending the claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITIONS
--------------------

RESULTS OF OPERATIONS
---------------------

As an aid to understanding our operating results, the following table shows each item from the condensed consolidated statement of operations expressed as a percentage of sales:

                                                    PERCENTAGE OF SALES
                                                     THREE MONTHS ENDED
                                                 --------------------------
                                                 MARCH 31          March 31
                                                   2002              2001

Sales                                             100.0%            100.0%
Cost of sales                                      71.4              73.5
Gross Margin                                       28.6              26.5
Selling, general and
  administrative expenses                         (29.8)            (29.4)
Loss on Notes Receivable                          (19.0)
Interest expense                                   (2.3)             (3.4)
Other income                                        1.0               0.2
                                                  -----             -----
Net loss                                          (21.5%)            (6.1%)
                                                  =====              ====

NET SALES

Net sales for the three months ended March 31, 2002 increased slightly, by approximately $13,000 (or 0.3%), compared to the same period for the prior year. Revenues from BK Radio-branded products in the government and public safety sectors increased approximately $0.1 million (or 3.6%) primarily as a result of sales to state forest service agencies. Although overall sales of Uniden-branded and RELM-branded products in the business and industrial sector decreased slightly, by $0.1 million, revenues from ESAS systems were increased by the installation of four new system sites during the quarter. Also during the quarter, we introduced the first of four models in our new RP series of portable radios. The RP series is designed as an quality, full-featured, low-cost line to compete effectively in the business and industrial markets.

COST OF SALES AND GROSS MARGIN

Cost of sales as a percentage of net sales for the three months ended March 31, 2002 was 71.4% compared to 73.5% for the same period in the prior year. The overall

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITIONS-CONTINUED
------------------------------

COST OF SALES AND GROSS MARGIN - CONTINUED
------------------------------------------

improvement in cost of sales and gross margins was the result of diligence in controlling manufacturing support and infrastructure costs. These efforts are an extension of our program initiated late in 2000 to decrease costs while improving quality and efficiency. We have also realized cost improvements by employing a strategy to outsource certain manufacturing operations and products.

We are continuing to evaluate new external manufacturing alternatives, with a particular focus in the Far East, in order to further reduce our product costs. We anticipate that the current relationships or comparable alternatives will be available to the company in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting, and headquarters expenses. For the three months ended March 31, 2002, expenses totaled approximately $1,410,000 (or 29.8% of sales) compared to $1,388,000 (or 29.4% of sales) for the same period last year.

Selling and marketing expenses increased as a result of efforts to drive additional revenues particularly in the business and industrial segment of the market. Also, research and development expenses increased as a result of the development of our APCO Project 25 compliant products and ESAS systems. General and administrative expenses related to information systems and headquarters decreased as those functions were streamlined and certain pending legal matters were resolved.

INTEREST EXPENSE

For the three months ended March 31, 2002 interest expense totaled $110,000 (or 2.3% of sales) compared to $158,000 (or 3.4% of sales) for the same period during the prior year. Revenue growth and expense reductions have generated working capital enabling us to reduce the amount outstanding on our revolving line of credit. Additionally, we satisfied our remaining capital lease obligations associated with certain computer equipment.

LOSS ON NOTES RECEIVABLE

The loss on notes receivable is discussed under the section titled "Recent Events" on pages 15, 16, and 17.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITIONS-CONTINUED
------------------------------

INCOME TAXES

No income tax provision was provided for the three months ended March 31, 2002 or 2001. We have net operating loss carryforward benefits totaling approximately $29 million at March 31, 2002. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset. As a result, we have provided valuation allowances against our net deferred tax assets.

RECENT EVENTS

PUBLIC RIGHTS OFFERING

On March 22, 2002, we closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, will speed the development of our new APCO Project 25-compliant digital products and capabilities. The securities offered were "units". A unit was comprised of one share of our common stock and one warrant to purchase one share of our common stock. Units were offered initially to our equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock. We believe that a rights offering provided several advantages over a traditional public offering. It allowed us to offer the units to our current equity holders who already have some knowledge of our business, and it provided them with the opportunity to maintain their fully-diluted pro-rata ownership in the company. Additionally, the warrant component gave investors the opportunity to buy our shares in the future at a fixed price. Noble International Investments, Inc. (Noble) was engaged as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission (SEC) on February 11, 2002. In accordance with the terms of the offering, the units were separated on the closing date. The offering resulted in the sale of 2,775,000 shares of common stock and 2,775,000 common stock purchase warrants, generating $1.8 million in net proceeds. The underlying warrant is currently quoted on the OTC Bulleting Board with the symbol RELMW and the underlying shares are listed on the NASDAQ Small Cap Market under our current symbol, RELM. Noble has exercised its option to purchase 416,250 units at a purchase price of $0.90 per unit to cover over-allotment. The closing of the purchase is expected to occur on May 17, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITIONS-CONTINUED
------------------------------

LOSS ON NOTES RECEIVABLE

We have established a $900,000 valuation reserve, which represents the total principal amount due to the Company from Fort Orange Paper Company, Inc. (Fort Orange), the purchaser of its former paper-manufacturing subsidiary. In April we learned that Fort Orange had ceased operations. Fort Orange owes us $900,000 plus accrued interest under the terms of two secured promissory notes and has defaulted on its obligations to make principal and interest payments. Our security interest is subordinated to the security interest granted to the purchaser's senior lender.

In connection with the sale of the subsidiary in 1997, we took back a secured promissory note from the purchaser in the initial aggregate principal amount of $2.4 million. In December 2000, the terms of the original promissory note were modified and we received a principal payment of $700,000 plus accrued interest of approximately $166,000. After this payment, the remaining principal amount due on the original note was $900,000. Also, as part of the modification agreement, the original note was replaced by two secured promissory notes, one in the principal amount of $600,000 and the other in the principal amount of $300,000. The $600,000 note is payable in ten annual installments starting on April 2, 2002. The $300,000 note is payable in five annual installments starting on January 1, 2003. Interest on both notes is accrued at 2.75% over the prime rate and is payable, in the case of the $600,000 note, in annual installments, and, in the case of the $300,000 note, in semi-annual installments. The $600,000 note is subject to a standby creditor's agreement under which principal and interest payments on the note are contingent upon the purchaser achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements of the purchaser. As security for both notes, the purchaser has granted to us a lien and security interest in certain collateral. Our security interest, however, is subordinated to the security interest granted to the purchaser's senior lender. In addition, we are subject to a standstill agreement with the senior lender. A principal of the purchaser has guaranteed the prompt and complete payment of both notes when due. Both notes are subject to forbearance fee payment agreements with both the purchaser and the guarantor under which additional amounts may be payable to us if there is a merger, sale or change of control of the purchaser and if the notes are not paid in full by certain dates.

It is our understanding that Fort Orange is actively seeking to sell its assets. We believe that the value of the Fort Orange business and its assets is uncertain due to the cessation of operations, and the current business conditions in this industry. As a result of these circumstances, we established a valuation reserve in the first quarter 2002 for the entire principal amount ($900,000) of the two promissory notes. With the assistance of counsel we are taking all prudent steps to maximize the possibility for recovery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS-CONTINUED

LOSS ON NOTES RECEIVABLE - CONTINUED

The Fort Orange business and the associated promissory notes are legacies from before 1997, and not at all related to land mobile radio (LMR) operations, which have been our focus for the past several years. We have excluded the subject promissory notes from its cash flow projections and operating plans since 2000. Although establishing a reserve will impact earnings, we anticipate no impact on the execution of our core LMR business plan objectives, including the completion and introduction of our digital products, which are proceeding on-schedule.

SIGNIFICANT CUSTOMERS
---------------------

Sales to the United States government represented approximately 11.82% of our total sales for the three months ended March 31, 2002 compared to 20.0% for the prior year. These sales were primarily to the United States Forest Service
(USFS).

In 2001, bids for a new contract were solicited and we were awarded the contract for portable radios, base stations, and repeaters. The contact is for a period of one year with options for three additional years, and does not specify a minimum purchase. We were not awarded the contract for mobile radios. However, these units are available on the Company's General Service Administration (GSA) schedule.

In 1996, we were awarded a contract to provide land mobile radios to CECOM. This contract was for a term of five years with no specified minimum purchase requirement. The contract expired in 2001. In March 2002 CECOM solicited bids for a new contract. Proposals had to be submitted by April 22, 2002. We will compete for the new contract award. Because of the elapsed time between the expiration of the previous contract and the new contract solicitation, as a service to CECOM, we have offered to continue providing products under the terms of the expired contract.

INFLATION AND CHANGING PRICES
-----------------------------

Inflation and changing prices for the three months ended March 31, 2002 and 2001 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2002, we had working capital of $9.5 million, including $1.8 million of cash and cash equivalents, compared with $9.3 million as of December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITIONS-CONTINUED
------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------

This increase was primarily the result of the recently closed public rights offering. Continued control of operating expenses and inventory purchases resulted in a reduction of both accounts payable and inventory.

We have a $7 million revolving line of credit. As of March 31, 2002, the formula under the terms of the agreement supported a borrowing base totaling approximately $3.7 million, of which approximately $1.2 million was available.

Capital expenditures for property and equipment for the three months ended March 31, 2002 were approximately $24,000 compared to $36,000 for the same period in 2001. Capital expenditures for the remainder of the year are anticipated to increase as we intensify the development of our APCO Project 25-compliant digital products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
---------------------------------------------------------------

The Company utilizes a variable-rate line of credit. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal year 2002, although there can be no assurance that interest rates will not significantly change.

CRITICAL ACCOUNTING POLICIES
----------------------------

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial conditions. The two accounting estimation processes discussed below are the allowance for collection on trade receivables and reserves for excess or obsolete inventory. These estimation processes affect current assets and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumption that if incorrect could create an adverse impact on the Company's operations and financial position.

The allowance for collection losses on trade receivables was $1.5 million on gross trade receivables of $3.7 million at March 31, 2002. Of this amount, $1.4 million relates to our Brazilian dealer, Chatral, as discussed in the notes to the condensed consolidated financial statements. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of March 31, 2002. As the amount that we will truly collect on the receivables outstanding as of March 31, 2002 can not be known with exact certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 2 to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We then reserve a portion or all of the customer's balance.

The reserve for excess or obsolete inventory was $2.4 million at March 31, 2002. The reserve for excess or obsolete inventory is used to state our inventories at the lower cost or market as described in the footnotes to the financial statements. As the

---------------------------------------------------------------------------
CRITICAL ACCOUNTING POLICIES - CONTINUED
----------------------------------------

amount of inventoriable costs that we will truly recoup through sales on our inventory levels as of March 31, 2002 can not be known with exact certainty as of this document's effective date, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify inventory as either no usage in the past year or usage in the past year. For inventory with no usage in the past year, we reserve 85% of the cost of this inventory, which takes into account a 15% scrap value. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next seven years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a seven year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        --------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

None

--------------------------------------

ITEM 5. OTHER INFORMATION
-------------------------

On May 1, 2002 we were notified by Nasdaq Listing Qualifications that for the last 30 consecutive trading days our stock has closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(d) we have 180 days, until October 28, 2002, to regain compliance. If at any time before October 28, 2002 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq Staff will provide written notification that the Company complies with the rule. Otherwise the Staff will provide written notification that our securities will be delisted. At that time, we may appeal the staff's determination to a Listing Qualifications Panel.

ITEM 6. EXHIBITS AND REPORTS FORM 8-K
-------------------------------------

(a) The following documents are filed as part of this report:

         None

(b) Reports on Form 8-K during the fiscal quarter ended March 31, 2002.

         January 30, 2002 - Press release announcing results for the fourth quarter and year ended December 31, 2001

         March 11, 2002 - Press release announcing the separation of units associated with our public rights offering.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  RELM WIRELESS CORPORATION
                                  (The "Registrant")
     Date:  May 14, 2002

                                   By:   /s/    W. P. Kelly
                                         -----------------------------------
                                         William P. Kelly
                                         Executive Vice President - Finance and
                                         Chief Financial Officer
                                         (Principal financial and accounting
                                         officer and duly authorized officer)