Form 10-Q
period 2002-06-30
RELM WIRELESS CORP
filed 2002-08-12
CIK 2186

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

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002
                                         -------------

                                OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


              [ 8,537,424] shares outstanding as of August 9, 2002

================================================================================
================================================================================

                          PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                     JUNE 30   December 31
                                                                                      2002        2001
                                                                                   ---------   -----------
                                                                                  (UNAUDITED)  (See note 1)
ASSETS
-------
Current assets:
             Cash and cash equivalents                                              $ 2,092      $   335
             Trade accounts receivable (net of allowance for doubtful accounts
              of $100 as of June 30, 2002 and $1,540 as of December 31, 2001)         2,622        3,597
             Inventories, net                                                         8,075        8,961
             Notes receivable                                                            59           60
             Prepaid expenses and other current assets                                  475          452
                                                                                    -------      -------
Total current assets                                                                 13,323       13,405

Property, plant and equipment, net                                                    1,954        2,156
Notes receivable, less current portion                                                   11          911
Debt issuance costs, net                                                                427          512
Other assets                                                                            487          639
                                                                                    -------      -------
Total assets                                                                        $16,202      $17,623
                                                                                    =======      =======

See notes to condensed consolidated financial statements.

-----------------------------------------


                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                             JUNE 30     December 31
                                                                              2002           2001
                                                                            --------       --------
                                                                          (UNAUDITED)    (See note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
         Current maturities of long-term liabilities                        $    100       $    110
         Accounts payable                                                      2,096          3,171
         Accrued compensation and related taxes                                  475            532
         Accrued warranty expense                                                 47             79
         Accrued expenses and other current liabilities                          257            251
                                                                            --------       --------
Total current liabilities                                                      2,975          4,143

Long-term liabilities:
         Loan, notes and mortgages                                             2,583          3,848
         Convertible subordinated notes                                        3,150          3,150
                                                                            --------       --------
                                                                               5,733          6,998

Stockholders' equity:
         Preferred stock; $1.00 par value; 1,000,000 authorized shares
         at June 30, 2002 and December 31, 2001; none issued                      --             --
         Common stock; $.60 par value; 20,000,000 authorized shares:
         8,537,424 issued and outstanding shares at June 30,
         2002; 5,346,174 issued and outstanding at December 31, 2001           5,122          3,207
         Additional paid-in capital                                           21,562         21,452
         Accumulated deficit                                                 (19,190)       (18,177)
                                                                            --------       --------
Total stockholders' equity                                                     7,494          6,482
                                                                            --------       --------
Total liabilities and stockholders' equity                                    16,202       $ 17,623
                                                                            ========       ========

See notes to condensed consolidated financial statements.

-----------------------------------------

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                             -----------------------       -----------------------
                                              JUNE 30       June 30        JUNE 30         June 30
                                               2002           2001           2002           2001
                                             --------       --------       --------       --------
                                            (SEE NOTE 1)   (see note 1)   (SEE NOTE 1)   (see note 1)
Sales                                        $  4,950       $  6,188       $  9,683       $ 10,908
Expenses
      Cost of products                          3,412          4,448          6,789          7,919
      Selling, general & administrative         1,460          1,462          2,870          2,850
      Loss on notes receivables                    --             --            900             --
                                             --------       --------       --------       --------
                                                4,872          5,910         10,559         10,769
                                             --------       --------       --------       --------
Operating income (loss)                            78            278           (876)           139
Other income (expense):
      Interest expense                           (111)          (145)          (221)          (303)
      Other income                                 36             12             84             22
                                             --------       --------       --------       --------
Net income  (loss)                           $      3       $    145       $ (1,013)      $   (142)
                                             ========       ========       ========       ========


Earnings (loss) per share-basic              $   0.00       $   0.03       $  (0.14)      $  (0.03)
                                             ========       ========       ========       ========

Earnings (loss) per share-diluted            $   0.00       $   0.03       $  (0.14)      $  (0.03)
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

 -----------------------------------------

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                               ---------------------
                                                                JUNE 30       June 30
                                                                 2002          2001
                                                               -------       -------
                                                             (SEE NOTE 1)  (see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(1,013)      $  (142)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Loss on Notes Receivable                                       900            --
    Depreciation and amortization                                  491           535
    Change in current assets and liabilities:
      Accounts receivable                                          975          (414)
      Inventories                                                  886          (166)
      Accounts payable                                          (1,076)         (442)
      Other current assets and liabilities                        (106)          212
                                                               -------       -------
Cash provided by (used in) operating activities                  1,057          (417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                (50)          (53)
Other                                                               --           (31)
                                                               -------       -------
Cash used in investing activities                                  (50)          (84)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt and capital lease obligations                    (10)         (641)
Net change in revolving credit lines                            (1,265)        1,177
Net proceeds from issuance of common stock                       2,025            --
                                                               -------       -------
Cash provided by financing activities                              750           536

Increase in cash                                                 1,757            35
Cash and cash equivalents, beginning of period                     335           208
                                                               -------       -------
Cash and cash equivalents, end of period                       $ 2,092       $   243
                                                               =======       =======

Supplemental disclosure
    Interest paid                                              $   221       $   303
                                                               =======       =======

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results for a full year.

     The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was June 28, 2002 for the second quarter of fiscal 2002. The quarter began on March 30, 2002.

     2. SIGNIFICANT EVENTS AND TRANSACTIONS

     PUBLIC RIGHTS OFFERING

     On March 22, 2002, the Company closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, the Company believes will speed the development of the Company's new APCO Project 25-compliant digital products and capabilities. The securities offered were "units". A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock, exercisable at $1.01 per share at any time on or after February 12, 2003 and until February 11, 2006. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     2. SIGNIFICANT EVENTS AND TRANSACTIONS  - CONTINUED

     PUBLIC RIGHTS OFFERING-CONTINUED

     Noble International Investments, Inc. (Noble) was engaged as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission (SEC) on February 11, 2002. In accordance with the terms of the offering, the units were separated on the closing date. The offering resulted in the sale of 2,775,000 shares of common stock and warrants to purchase 2,775,000 shares of common stock . The offering generated $1,800 in net proceeds. The warrants are currently quoted on the OTC Bulletin Board with the symbol RELMW. The Company's common stock is listed on the NASDAQ Small Cap Market under the Company's current symbol, RELM

     On May 17, 2002, Noble exercised its option to purchase 416,250 additional units at a purchase price of $0.90 per unit to cover over-allotments. The Company received approximately $326 in net proceeds from the purchase of these additional units.

     INTRODUCTION OF NEW PORTABLE TWO-WAY RADIO

     In January 2002, the Company introduced the first model of its new RP series of portable radios. The second model, serving a different frequency band, was introduced in June 2002. Both models have been type-accepted by the Federal Communications Commission (FCC). The next model in the RP Series, offering expanded channels and functions, is undergoing internal FCC compliance testing and is expected to be available for sale in the third quarter 2002.

     These radios are manufactured for the Company under a previously announced agreement with an electronic technology and manufacturing concern. Under the agreement, they will manufacture for the Company, four models of VHF and UHF portable two-way radio transceivers, and the Company will have exclusive distribution rights for these products in North, Central, and South America. The agreement expires on September 11, 2006 and may be expanded to include additional products.

     LOSS ON NOTES RECEIVABLE

     During the first quarter of 2002, the Company established a $900 valuation reserve. This amount is equal to the total principal amount due to the Company from Fort Orange Paper Company, Inc. (Fort Orange), the purchaser of its former paper-

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     2. SIGNIFICANT EVENTS AND TRANSACTIONS  -  CONTINUED

     LOSS ON NOTES RECEIVABLE - CONTINUED

     manufacturing subsidiary. In April, the Company learned that Fort Orange had ceased operations. Fort Orange owes the Company $900 plus accrued interest under the terms of two secured promissory notes and has defaulted on its obligations to make principal and interest payments. The Company's security interest is subordinated to the security interest granted to the purchaser's senior lender.

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

     It is the Company's understanding that Fort Orange is actively seeking to sell its assets. A party interested in purchasing the Fort Orange assets has contacted the Company to discuss a settlement of the note receivable. No definitive agreement has been reached.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     2. SIGNIFICANT EVENTS AND TRANSACTIONS  -  CONTINUED

     LOSS ON NOTES RECEIVABLE - CONTINUED

     The Company believes that the value of Fort Orange's business and its assets is uncertain due to the cessation of operations, and the current business conditions in this industry. Therefore, the amount, if any, that the Company may recover in the event of a sale, or otherwise, cannot yet be determined. As a result of these circumstances, the Company established a valuation reserve for the entire principal amount ($900) of the two promissory notes in the first quarter 2002.

     3. ALLOWANCE ON TRADE RECEIVABLES

     The allowance for collection losses on trade receivables was $0.1 million on gross trade receivables of $2.6 million at June 30, 2002. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of June 30, 2002. Because the amount that we will actually collect on the receivables outstanding as of June 30, 2002 cannot be known with certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. Our policy is to maintain a general allowance of approximately 2 to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently our allowance on trade receivables is 3.82% of gross trade receivables. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We then reserve a portion or all of the customer's balance.

     4. INVENTORIES

     The components of inventory, net of reserves totaling $2,323 and $2,319 at June 30, 2002 and December 31, 2001, respectively, consist of the following:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)



     4. INVENTORIES - CONTINUED

                                          JUNE 30   December 31
                                           2002        2001
                                          ------      ------

     Finished goods                       $5,169      $5,724
     Work in process                         718         799
     Raw materials                         2,188       2,438
                                          ------      ------
                                          $8,075      $8,961
                                          ======      ======

     The reserve for excess or obsolete inventory was $2.3 million at June 30, 2002. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventoriable costs that we will actually recoup through sales of our inventory as of June 30, 2002 can not be known with certainty as of this document's effective date, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify inventory as either no usage in the past year or usage in the past year. For inventory with no usage in the past year, we reserve 85% of the cost of this inventory, which takes into account a 15% scrap value. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next seven years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a seven year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     5. STOCKHOLDERS' EQUITY

     The consolidated changes in stockholders' equity for the six months ended June 30, 2002 are as follows:

                                             COMMON STOCK           ADDITIONAL
                                       ------------------------      PAID-IN       ACCUMULATED
                                        SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                                       ----------------------------------------------------------------------

     Balance at December 31, 2001      5,346,174      $   3,207      $  21,452      $ (18,177)      $   6,482

     Public rights offfering           3,191,250          1,915            110             --           2,025

     Net loss                                 --             --             --         (1,013)         (1,013)
                                       ----------------------------------------------------------------------
     BALANCE AT JUNE 30, 2002          8,537,424      $   5,122      $  21,562      $ (19,190)      $   7,494
                                       ======================================================================

     6. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           ----------------------------    -------------------------
                                                                              JUNE 30       June 30        JUNE 30        June 30
                                                                               2002           2001           2002           2001
                                                                           -----------    -----------    -----------    -----------
     Numerator:
        Net income (loss)  (numerator for basic earnings per share)        $         3    $       145    $    (1,013)   $      (142)
        Effect of dilutive securities:
           8% convertible notes                                                     --             --             --             --
                                                                           -----------    -----------    -----------    -----------
        Net income (loss) (numerator for dilutive earnings per share)                3            145         (1,013)          (142)
                                                                           -----------    -----------    -----------    -----------
     Denominator:
        Denominator for basic earnings per share-weighted
        average shares                                                       8,327,012      5,346,174      6,989,066      5,346,174
        Effect of dilutive securities:
           8% convertible notes                                                     --             --             --             --
           Options                                                              18,023         18,000             --             --
                                                                           -----------    -----------    -----------    -----------
        Denominator for diluted earnings per share -
        adjusted weighted average shares                                     8,345,035      5,364,174      6,989,066      5,346,174
                                                                           ===========    ===========    ===========    ===========
     Basic earnings (loss) per share                                       $      0.00    $      0.03    $     (0.14)   $     (0.03)
                                                                           ===========    ===========    ===========    ===========
     Diluted earnings (loss) per share                                     $      0.00    $      0.03    $     (0.14)   $     (0.03)
                                                                           ===========    ===========    ===========    ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     6. EARNINGS (LOSS) PER SHARE - CONTINUED

     A total of 2,893,884 and 2,328,384 shares related to options, warrants, and convertible debt are not included in the computation of loss per share for the six months ended June 30, 2002 and 2001, respectively, because to do so would be anti-dilutive.

     7. OMPREHENSIVE LOSS

     The total comprehensive income (loss) for the three and six months ended June 30, 2002 was $3 and ($1,013), respectively, compared to $145 and ($142) for the same periods in the previous year.

     8. RECENTLY ISSUED ACCOUNTING STANDARDS

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

     9. CONTINGENT LIABILITIES

     From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

     GENERAL INSURANCE

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     9. CONTINGENT LIABILITIES - CONTINUED

     GENERAL INSURANCE - CONTINUED

     estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses. The amounts accrued are included in accrued compensation and related taxes in the balance sheets.

     LEGAL PROCEEDINGS

     In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on notes of a former affiliate. The plaintiff alleges violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In response, the Company filed a motion to dismiss the complaint in the fall of 1993, which the court has yet to rule. In February 1994, the plaintiff executed and circulated for signature, a stipulation of voluntary dismissal. After the stipulation was executed the plaintiff refused to file the stipulation with the court. Subsequently the Company and others named in the complaint filed a motion to enforce their agreement with the plaintiff. The court has also yet to rule on that motion. A pre-trial schedule set in October 2001 set aggressive time frames for the completion of discovery, the filing of dispositive motions and the filing of pre-trial statements. The Company is vigorously defending this matter.

     In a second related action, an adversarial action in connection with the bankruptcy proceedings of the former affiliate has been filed. In response to that complaint the Company filed a motion to dismiss for failure to state a cause of action. Although the motion for dismissal was filed during 1995, the bankruptcy court has not yet ruled on the motion. The range of potential loss, if any, as a result of these actions cannot be presently determined. The Company is vigorously defending this matter.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     9. CONTINGENT LIABILITIES - CONTINUED

     LEGAL PROCEEDINGS - CONTINUED

     On February 12, 1999, the Company initiated collection and legal proceedings in Sao Paulo, Brazil, against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1,400 which has been fully reserved in a prior year. In April 2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300 in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case has been involuntarily dismissed. There has been no ruling on the merits of the case, and we have preserved our rights to pursue this matter in the future.

     On December 8, 1999, Chatral filed a counter claim against the Company alleging damages totaling $8,000 as a result of the Company's discontinuation of shipments to Chatral. While an unfavorable outcome could have a material adverse effect on the financial position of the Company, management, with the advice of counsel, believes the Company has meritorious defenses and the likelihood of an unfavorable outcome is remote.

     Heath & Company filed a suit against RELM Wireless Corporation and RELM Communications, Inc. in the United States District Court for the District of Massachusetts in early 2001 year for breach of contract, misrepresentation and unfair trade practices. Pursuant to a Memorandum and Order dated April 24, 2001, most of Heath's claims were dismissed. The court ruled as a matter of law that a fact finder must determine whether RELM Communications withheld information it knew to be essential to the Plaintiff and whether it did so in a bad faith attempt to withdraw from a brokerage agreement. On March 21, 2002, the parties settled the matter for payment to Heath of $33.

     On December 20, 2000, a products liability lawsuit was filed in Los Angeles Superior Court in Los Angeles, California. Although the Company was not named in the suit, one of the Defendants, C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. As part of the asset sale, the asset purchase agreement contained indemnification provisions, which could result in liability for the Company. On October 23, 2001, C.P. Allstar Corporation served us with a claim for

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     9. CONTINGENT LIABILITIES - CONTINUED

     LEGAL PROCEEDINGS - CONTINUED

     indemnification under a provision of the asset purchase agreement. In June 2002, the Company was released from this matter by C.P. Allstar.

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

     10.  NASDAQ COMMUNICATION

     On May 1, 2002 the Company was notified by Nasdaq Listing Qualifications that for the last 30 consecutive trading days the Company's stock has closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(d) the Company has 180 days, until October 28, 2002, to regain compliance. If at any time before October 28, 2002 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq Staff will provide written notification that the Company complies with the rule. Otherwise the Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal the staff's determination to a Listing Qualifications Panel.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
     ---------------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

     RESULTS OF OPERATIONS
     ---------------------

     As an aid to understanding our operating results, the following table shows each item from the condensed consolidated statement of operations expressed as a percentage of sales:

                                 PERCENTAGE OF SALES       PERCENTAGE OF SALES
                                  ------------------        ------------------
                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                 JUNE 30     June 30       JUNE 30       June 30
                                  2002         2001         2002          2001
                                  -----        -----        -----        -----

     Sales                        100.0%       100.0%       100.0%       100.0%
     Cost of sales                 68.9         71.9         70.1         72.6
                                  -----        -----        -----        -----
     Gross margin                  31.1%        28.1%        29.9%        27.4%
     Selling, general and
       administrative expenses     (295)       (23.6)       (29.6)       (26.1)
     Loss on Notes Receivable      --           --           (9.3)        --
     Interest expense              (2.2)        (2.3)        (2.3)        (2.8)
     Other income                   0.7          0.2          0.9          0.2
                                  -----        -----        -----        -----
     Net income (loss)              0.1%         2.4%       (10.4)%       (1.3)%
                                  =====        =====        =====        =====

     NET SALES

     Net sales for the three months and six months ended June 30, 2002 decreased by approximately $1.2 million (20.0%) and $1.2 million (11.2%), respectively, compared to the same period for the prior year. These decreases are attributed primarily to the absence of BK Radio product sales to the Communications Electronics Command of the U. S. Army (CECOM). During the year ended December 31, 2001, revenues from product shipments to CECOM totaled approximately $1.2 million. The contract under which those shipments were made expired in October 2001. CECOM solicited bids for a new contract in March 2002 and we submitted proposals. The evaluation of proposals for this solicitation is in process, but has been subjected to delays. Consequently, the contract has not yet been awarded. Based upon discussions with CECOM, we anticipate that the contract will be awarded prior to September 30, 2002.

     Overall, for the three months and six months ended June 30, 2002, revenues from BK Radio-branded products serving the government and public safety market segment decreased approximately $0.7 million (or 16.2%). This is because the decrease in revenues from CECOM was partially offset by increases in sales to various federal and state forest fire-fighting agencies and increased sales of our S-Series family of repeaters and base stations. For the quarter ended June 30, 2002, sales of Uniden-branded and RELM-branded products in the business and industrial market segment decreased approximately $0.6 million (41.6%) when compared to the same period of the prior year. Customer demand in this market segment continued to be weak, reflecting the lack of a sustained economic recovery. However, we did realize modest revenue increases in our RELM products compared to the same period last year as we continued the introduction of our new family of portable radios, the RP Series. The RP series is designed as a quality, full-featured, low-cost line to compete effectively in the business and industrial market. Also, we have received customer orders totaling approximately $1.0 million for Uniden ESAS (Enhanced Sub-Audible Signaling) systems, one of which is for the expansion of one of the initial systems installed earlier this year.

     COST OF SALES AND GROSS MARGIN

     Cost of sales as a percentage of net sales for the three months ended June 30, 2002 was 68.9% compared to 71.9% for the same period in the prior year. For the six months ended June 30, 2002, cost of sales as a percentage of net sales was 70.1% compared to 72.6% for the same period in the prior year. The overall improvement in cost of sales and gross margins is a reflection of various and continuing initiatives to reduce direct product costs and manufacturing infrastructure costs. These initiatives, started in 2000, have included facility and staff reductions, and leveraging strategic external manufacturing relationships, some of which are offshore. Additional initiatives designed to further reduce product costs are underway. We believe that, combined with new product revenues, these efforts will continue to yield improved cost of sales and gross margin performance. We anticipate that the current relationships or comparable alternatives will be available to the company in the future.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting, and headquarters expenses. For the three months ended June 30, 2002, SG&A expenses totaled approximately $1,460,000 (29.5% of sales) compared to $1,462,000 (23.6% of sales) for the same period last year. For the six months ended June 30, 2002, SG&A expenses totaled approximately $2,870,000 (29.6% of sales) compared to $2,850,000 (26.1% of sales) for the same period last year.


     Research and development expenses increased as a result of the continuing development of our new APCO Project 25-compliant products and new ESAS system features and capabilities. We anticipate that the initial models of digital products will be introduced for sale in the fourth quarter 2002. Selling and marketing expenses increased as a result of efforts to drive additional revenues particularly in the business and industrial segment of the market. These increases were largely offset by reductions in general and administrative expenses. Certain information systems functions were outsourced and legal expenses were reduced as several pending legal matters were resolved.

     INTEREST EXPENSE

     For the three months ended June 30, 2002 interest expense totaled $111,000 (2.2% of sales) compared to $145,000 (2.3% of sales) for the same period during the prior year. Interest expense for the six months ended June 30, 2002 totaled $221,000 ( 2.3% of sales) compared to $303,000 (2.8% of sales)
     for the same period during the prior year. We have generated working capital through expense reductions, a fast collection cycle, and reduced inventory, enabling us to reduce the amount outstanding on our revolving line of credit. Additionally, we satisfied capital lease obligations associated with certain computer equipment.

     LOSS ON NOTES RECEIVABLE

     The loss on notes receivable is discussed under the section titled "Recent Events" .

     INCOME TAXES

     No income tax provision was provided for the three or six months ended June 30, 2002 or 2001. We have net operating loss carryforward benefits totaling approximately $29 million at June 30, 2002. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset. As a result, we have provided valuation allowances against our net deferred tax assets.

     RECENT EVENTS

     PUBLIC RIGHTS OFFERING

     On March 22, 2002, we closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, will speed the development of our new APCO Project 25-compliant digital products and capabilities. The securities offered were "units". A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock for $1.01 per share. The warrants may be exercised at any time on or after February 12, 2003 and the warrants expire on February 11, 2006. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock. We believe that a rights offering provided several advantages over a traditional public offering. It allowed us to offer the units to our current equity holders who already have some knowledge of our business, and it provided them with the opportunity to maintain their fully-diluted pro-rata ownership in the company. Additionally, the warrant component gave investors the opportunity to buy our shares in the future at a fixed price. Noble International Investments, Inc. (Noble) was engaged as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission (SEC) on February 11, 2002. In accordance with the terms of the offering, the units were separated on the closing date. The offering resulted in the sale of 2,775,000 shares of common stock and warrants to purchase 2,775,000 shares of common stock. The offering generated $1.8 million in net proceeds. The warrants are currently quoted on the OTC Bulletin Board with the symbol RELMW. The Company's common stock is listed on the NASDAQ Small Cap Market under our current symbol, RELM.

     On May 17, 2002, Noble exercised its option to purchase 416,250 additional units at a purchase price of $0.90 per unit to cover over-allotments. We received approximately $326,000 in net proceeds from the purchase of these additional units.

     LOSS ON NOTES RECEIVABLE

     During the first quarter of 2002, we established a $900,000 valuation reserve. The reserve equals the total principal amount due to us from Fort Orange Paper Company, Inc. (Fort Orange), the purchaser of our former paper-manufacturing subsidiary. In April, we learned that Fort Orange had ceased operations. Fort Orange owes us $900,000 plus accrued interest under the terms of two secured promissory notes and has defaulted on its obligations to make principal and interest payments. Our security interest is subordinated to the security interest granted to the purchaser's senior lender. In connection with the sale of the subsidiary in 1997, we took back a secured promissory note from the purchaser in the initial aggregate principal amount of $2,400,000. In December 2000, the terms of the original promissory note were modified and we received a principal payment of $700,000 plus accrued interest of approximately $166,000. After this payment, the remaining principal amount due on the original note was $900,000. Also, as part of the modification agreement, the original note was replaced by two secured promissory notes, one in the principal amount of $600,000 and the other in the principal amount of $300,000. The $600,000 note is payable in ten annual installments starting on April 2, 2002. The $300,000 note is payable in five annual installments starting on January 1, 2003. Interest on both notes is accrued at 2.75% over the prime rate and is payable, in the case of the $600,000 note, in annual installments, and, in the case of the $300,000 note, in semi-annual installments. The $600,000 note is subject to a standby creditor's
     agreement under which principal and interest payments on the note are contingent upon the purchaser achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements of the purchaser. As security for both notes, the purchaser has granted to us a lien and security interest in certain collateral. Our security interest, however, is subordinated to the security interest granted to the purchaser's senior lender. In addition, we are subject to a standstill agreement with the senior lender. A principal of the purchaser has guaranteed the prompt and complete payment of both notes when due. Both notes are subject to forbearance fee payment agreements with both the purchaser and the guarantor under which additional amounts may be payable to us if there is a merger, sale or change of control of the purchaser and if the notes are not paid in full by certain dates.

     It is our understanding that Fort Orange is actively seeking to sell its assets. A party interested in purchasing the Fort Orange assets has contacted us to discuss a settlement of the note receivable. No definitive agreement has been reached.

     We believe that the value of the business and its assets is uncertain due to the cessation of operations, and the current business conditions in this industry. Therefore, the amount, if any, that we may recover in the event of a sale, or otherwise, cannot yet be precisely determined. As a result of these circumstances, we established a valuation reserve for the entire principal amount ($900,000) of the two promissory notes in the first quarter 2002. With the assistance of counsel we are taking all prudent steps to maximize the possibility for recovery.

     The Fort Orange business and the associated promissory notes are legacies from before 1997, and not at all related to land mobile radio (LMR) operations, which have been our focus for the past several years. We have excluded the subject promissory notes from our cash flow projections and operating plans since 2000. Although the valuation reserve impacted earnings, we anticipate no impact on the execution of our core LMR business plan objectives, including the completion and introduction of our digital products, which are proceeding on-schedule.

     SIGNIFICANT CUSTOMERS
     ---------------------

     Sales to the United States government represented approximately 53.07% and 42.18% of our total revenues for the three and six months ended June 30, 2002, respectively, compared to 56.80% and 50.4% for the prior year. These sales were primarily to the United States Forest Service (USFS). The decline in the percentage of total revenues attributable to sales to the United States government is primarily due to the expiration of our CECOM contract described below.

     In 2001, the USFS solicited bids for a new contract and we were awarded the contract for portable radios, base stations, and repeaters. The contract is for a period of one year

     ---------------------------------

     with options for three additional years, and does not specify a minimum purchase. We were not awarded the contract for mobile radios. However, these units are available on the Company's General Service Administration
     (GSA) schedule.

     In 1996, we were awarded a contract to provide land mobile radios to CECOM. This contract was for a term of five years with no specified minimum purchase requirement. The contract expired in 2001. CECOM solicited bids for a new contract in March 2002 and we submitted proposals. The evaluation of proposals for this solicitation is in process, but has been subjected to delays. Consequently, the contract has not yet been awarded. Based upon discussions with CECOM, we anticipate that the contract will be awarded prior to September 30, 2002.

     INFLATION AND CHANGING PRICES
     -----------------------------

     Inflation and changing prices for the three and six months ended June 30, 2002 and 2001 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     As of June 30, 2002, we had working capital of $10.3 million, including $2.1 million of cash and cash equivalents, compared with $9.3 million as of December 31, 2001. This increase was primarily the result of the recently closed public rights offering. Reductions in operating expenses and inventory also contributed to the increase.

     We have a $7 million revolving line of credit. As of June 30, 2002, the formula under the terms of the agreement supported a borrowing base totaling approximately $4.0 million, of which approximately $1.3 million was available.

     Capital expenditures for property and equipment for the six months ended June 30, 2002 were approximately $50,000 compared to $53,000 for the same period in 2001. Capital expenditures for the remainder of the year are anticipated to increase as we intensify the development of our APCO Project 25-compliant digital products.

     On March 22, 2002, we closed a public rights offering. The purpose of the offering was to provide working capital which, among other things, will be used to fund the development of our new APCO Project 25-compliant digital products and capabilities.

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

     The allowance for collection losses on trade receivables was $0.1 million on gross trade receivables of $2.6 million at June 30, 2002. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of June 30, 2002. Because the amount that we will actually collect on the receivables outstanding as of June 30, 2002 cannot be known with certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. Our policy is to maintain a general allowance of approximately 2 to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently our allowance on trade receivables is 3.82% of gross trade receivables. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We then reserve a portion or all of the customer's balance.

     The reserve for excess or obsolete inventory was $2.3 million at June 30, 2002. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventoriable costs that we will actually recoup through sales of our inventory as of June 30, 2002 can not be known with certainty as

     ----------------------------------------

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

     PART II- OTHER  INFORMATION
     ---------------------------

     ITEM 1.      LEGAL PROCEEDINGS
                  -----------------
     None

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  -----------------------------------------

     On May 17, 2002, Noble exercised its option to purchase 416,250 additional units at the purchase price of $0.90 per unit to cover over-allotments in connection with our public rights offering which closed on March 22, 2002. We received approximately $326,000 in net proceeds from the purchase of these additional units.


     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.
                  -------------------------------
     None

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------
     None

     ITEM 5.      OTHER INFORMATION
                  -----------------

     On May 1, 2002 we were notified by Nasdaq Listing Qualifications that for the last 30 consecutive trading days our stock has closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(d) we have 180 days, until October 28, 2002, to

     --------------------------------------

     ITEM 5.      OTHER INFORMATION - CONTINUED
                  -----------------------------

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

     ITEM 6.      EXHIBITS AND REPORTS FORM 8-K
                  -----------------------------

     (a) The following documents are filed as part of this report:

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K during the fiscal quarter ended June 30, 2002.

                  May 9, 2002 - Press release announcing disclosing a $900,000 valuation reserve in the first quarter of 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      RELM WIRELESS CORPORATION
                                      (The "Registrant")
     Date:  August 9, 2002

                                       By:  /s/W. P. Kelly
                                            -----------------------------------
                                            William P. Kelly
                                            Executive Vice President - Finance
                                            and Chief Financial Officer
                                            (Principal financial and accounting
                                            officer and duly authorized officer)