Form 10-Q
period 2002-09-30
RELM WIRELESS CORP
filed 2002-11-06
CIK 2186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002
                                                 ------------------
                                       OR

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

                   Yes [X]                            No [ ]

               8,537,424 shares outstanding as of November 4, 2002
================================================================================

                          PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                               SEPTEMBER 30  DECEMBER 31
                                                                                   2002          2001
                                                                                  -------      -------
                                                                               (UNAUDITED)   (SEE NOTE 1)
ASSETS
------
Current assets:
        Cash and cash equivalents                                                 $ 2,318      $   335
        Trade accounts receivable (net of allowance for doubtful accounts
         of $95 as of September 30, 2002 and $1,540 as of December 31, 2001)        1,491        3,597
        Inventories, net                                                            7,967        8,961
        Notes receivable                                                               59           60
        Prepaid expenses and other current assets                                     364          452
                                                                                  -------      -------
Total current assets                                                               12,199       13,405

Property, plant and equipment, net                                                  1,927        2,156
Notes receivable, less current portion                                                 10          911
Debt issuance costs, net                                                              384          512
Other assets                                                                          462          639
                                                                                  -------      -------
Total assets                                                                      $14,982      $17,623
                                                                                  =======      =======

See notes to condensed consolidated financial statements

-----------------------------------------

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                            SEPTEMBER 30      DECEMBER 31
                                                                                2002             2001
                                                                              --------         --------
                                                                             (UNAUDITED)      (SEE NOTE 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
         Current maturities of long-term liabilities                          $    100         $    110
         Accounts payable                                                        1,856            3,171
         Accrued compensation and related taxes                                    458              532
         Accrued warranty expense                                                   33               79
         Accrued expenses and other current liabilities                            299              251
                                                                              --------         --------
Total current liabilities                                                        2,746            4,143

Long-term liabilities:
         Loan, notes and mortgages                                               1,991            3,848
         Convertible subordinated notes                                          3,150            3,150
                                                                              --------         --------
                                                                                 5,141            6,998

Stockholders' equity:
         Preferred stock; $1.00 par value; 1,000,000 authorized shares
         at September 30, 2002 and December 31, 2001; none issued                    -                -
         Common stock; $.60 par value; 20,000,000 authorized shares:
         8,537,424  issued and outstanding shares at September 30,
         2002; 5,346,174 issued and outstanding at December 31, 2001             5,122            3,207
         Additional paid-in capital                                             21,558           21,452
         Accumulated deficit                                                   (19,585)         (18,177)
                                                                              --------         --------
Total stockholders' equity                                                       7,095            6,482

                                                                              --------         --------
Total liabilities and stockholders' equity                                    $ 14,982         $ 17,623
                                                                              ========         ========


See notes to condensed consolidated financial statements.

-----------------------------------------



                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           --------------------------       ---------------------------
                                           SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                               2002            2001             2002             2001
                                             -------         --------         --------         --------
                                          (SEE NOTE 1)     (SEE NOTE 1)     (SEE NOTE 1)      (SEE NOTE 1)

Sales                                        $ 3,979         $  6,223         $ 13,662         $ 17,131
Expenses
    Cost of products                           2,821            4,293            9,610           12,212
    Selling, general & administrative          1,489            1,528            4,359            4,378
    Loss on notes receivables                      -                -              900                -
                                             -------         --------         --------         --------
                                               4,310            5,821           14,869           16,590
                                             -------         --------         --------         --------
Operating income (loss)                         (331)             402           (1,207)             541
Other income (expense):
    Interest expense                            (115)            (149)            (336)            (452)
    Other income (expense)                        51              (40)             135              (18)
                                             -------         --------         --------         --------
Net Income (loss)                            $  (395)        $    213         $ (1,408)        $     71
                                             =======         ========         ========         ========


Earnings (loss) per share-basic              $ (0.05)        $   0.04         $  (0.19)        $   0.01
                                             =======         ========         ========         ========

Earnings (loss) per share-diluted            $ (0.05)        $   0.04         $  (0.19)        $   0.01
                                             =======         ========         ========         ========


See notes to condensed consolidated financial statements.

 -----------------------------------------

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                        ---------------------------
                                                                        SEPTEMBER 30   September 30
                                                                            2002           2001
                                                                          -------         -----
                                                                        (SEE NOTE 1)   (SEE NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                         $(1,408)        $  71
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Loss on notes receivable                                                  900             -
    Depreciation and amortization                                             575           799
    Change in current assets and liabilities:
      Accounts receivable                                                   2,106            90
      Inventories                                                             994          (402)
      Accounts payable                                                     (1,313)         (471)
      Other current assets and liabilities                                    128           261
                                                                          -------         -----
Cash provided by operating activities                                       1,982           348

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          (153)          (64)
Other                                                                           2            53
                                                                          -------         -----
Cash used in investing activities                                            (151)          (11)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt and capital lease obligations                               (10)         (727)
Net change in revolving credit lines                                       (1,859)          398
Net proceeds from issuance of common stock                                  2,021             -
                                                                          -------         -----
Cash provided by (used in) financing activities                               152          (329)

Increase in cash                                                            1,983             8
Cash and cash equivalents, beginning of period                                335           208
                                                                          -------         -----
Cash and cash equivalents, end of period                                  $ 2,318         $ 216
                                                                          =======         =====

Supplemental disclosure
    Interest paid                                                         $   336         $ 452
                                                                          =======         =====


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results for a full year.

     The Company maintains its records on a calendar year basis. The Company's first, second, and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was September 27, 2002 for the third quarter of fiscal 2002. The quarter began on June 29, 2002.

     2. SIGNIFICANT EVENTS AND TRANSACTIONS

     PUBLIC RIGHTS OFFERING

     On March 22, 2002, the Company closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, the Company believes will speed the development of the Company's new APCO Project 25-compliant digital products and capabilities. The securities offered were "units"priced at $.90 per unit. A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock, exercisable at $1.08 per share at any time on or after February 12, 2003 and until February 11, 2006. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock.

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

     INTRODUCTION OF NEW PORTABLE TWO-WAY RADIO

     In January 2002, the Company introduced the first model of its new RP series of portable radios. The second model, serving a different frequency band, was introduced in June 2002. Both models have been type-accepted by the Federal Communications Commission (FCC). The next model in the RP Series, offering expanded channels and functions, is undergoing internal FCC compliance testing and is expected to be available for sale in the fourth quarter 2002.

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

     The Company, with guidance from counsel, will evaluate alternatives and take all prudent actions to maximize the possibility of recovery. However, the Company believes that the value of Fort Orange's assets and the assets of the guarantor are insufficient to provide any recovery of the amounts due under the notes. Accordingly, the Company has maintained the valuation reserve for the entire principal amount ($900)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     2. SIGNIFICANT EVENTS AND TRANSACTIONS - CONTINUED

     LOSS ON NOTES RECEIVABLE - CONTINUED

     of the two promissory notes that was established in the first quarter 2002.

     3. ALLOWANCE ON TRADE RECEIVABLES

     The allowance for collection losses on trade receivables was $95 on gross trade receivables of $1,586 at September 30, 2002. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of September 30, 2002. Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2002 cannot be known with certainty as of this document's effective date, the Company relies on prior experience. The Company's historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. The Company's policy is to maintain a general allowance of approximately 2 to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently the Company's allowance on trade receivables is 5.99% of gross trade receivables. The Company also maintains a specific allowance for customer accounts that the Company knows may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company then reserves a portion or all of the customer's balance.

     4. INVENTORIES

     The components of inventory, net of reserves totaling $2,323 and $2,319 at September 30, 2002 and December 31, 2001, respectively, consist of the following:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)



     4. INVENTORIES - CONTINUED

                                            September 30         December 31
                                                2002                 2001
                                              ------                ------
     Finished goods                           $5,260                $5,724
     Work in process                             454                   799
     Raw materials                             2,253                 2,438
                                              ------                ------
                                              $7,967                $8,961
                                              ======                ======

     The reserve for slow-moving, excess, or obsolete inventory was $2.3 million at September 30, 2002. The reserve for excess or obsolete inventory is used to state the Company's inventories at the lower of cost or market. Because the amount of inventoriable costs that will actually be recouped through sales of inventory as of September 30, 2002 can not be known with certainty as of this document's effective date, the Company's relies on past sales experience, future sales forecasts, and strategic business plans. Generally, in analyzing inventory levels, the Company classifies inventory as having been used or unused during the past year. For inventory with no usage in the past year, the Company reserves 85% of its cost which takes into account a 15% scrap value. For inventory with usage in the past year, the Company reviews the average annual usage over the past three years, projects that amount over the next seven years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a seven year projected usage amount). The Company believes that 25% represents the value of excess inventory that would not be able to be recovered due to new product introductions and other technological advancements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     5. STOCKHOLDERS' EQUITY

     The consolidated changes in stockholders' equity for the nine months ended September 30, 2002 are as follows:

                                           Common Stock           Additional
                                     ------------------------       Paid-In     Accumulated
                                      Shares          Amount        Capital        Deficit           Total
                                     ---------        ------        -------        --------         -------
Balance at December 31, 2001         5,346,174        $3,207        $21,452        $(18,177)        $ 6,482

Public rights offfering              3,191,250         1,915            106              --           2,021

Net loss                                    --            --             --          (1,408)         (1,408)
                                     ---------        ------        -------        --------         -------
Balance at September 30, 2002        8,537,424        $5,122        $21,558        $(19,585)        $ 7,095
                                     =========        ======        =======        ========         =======


     6. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)



     6. EARNINGS (LOSS) PER SHARE - CONTINUED

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     -----------------------------     -----------------------------
                                                                     September 30      September 30    September 30     September 30
                                                                         2002              2001            2002              2001
                                                                      -----------       ----------      -----------       ----------
Numerator:
   Net income (loss)  (numerator for basic earnings per share)        $      (395)      $      213      $    (1,408)      $       71
   Effect of dilutive securities:
      8% convertible notes                                                     --               --               --               --
                                                                      -----------       ----------      -----------       ----------
   Net income (loss) (numerator for dilutive earnings per share)             (395)             213           (1,408)              71
                                                                      -----------       ----------      -----------       ----------
Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                                       8,537,424        5,346,174        7,501,389        5,346,174
   Effect of dilutive securities:
      8% convertible notes                                                     --               --               --               --
      Options                                                                  --           50,000               --           30,000
                                                                      -----------       ----------      -----------       ----------
   Denominator for diluted earnings per share -
   adjusted weighted average shares                                     8,537,424        5,396,174        7,501,389        5,376,174
                                                                      ===========       ==========      ===========       ==========
Basic earnings (loss) per share                                       $     (0.05)      $     0.04      $     (0.19)      $     0.01
                                                                      ===========       ==========      ===========       ==========
Diluted earnings (loss) per share                                     $     (0.05)      $     0.04      $     (0.19)      $     0.01
                                                                      ===========       ==========      ===========       ==========


     A total of 2,893,884 shares related to options, warrants, and convertible debt are not included in the computation of loss per share for the three and nine months ended September 30, 2002 because to do so would be anti-dilutive.

     7. COMPREHENSIVE LOSS

     The total comprehensive income (loss) for the three and nine months ended September 30, 2002 was ($395) and ($1,408), respectively, compared to $213 and $71 for the same periods in the previous year.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     8. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statements of Financial Accounting Standards
     (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company applied the new accounting rules beginning January 1, 2002. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Retirement Obligations" ("Statement 143"). Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the provisions of Statement 143 for fiscal 2003, which is not expected to result in a material impact to the its financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 supersedes Statement of Financial Accounting Standards No. 121, but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company has adopted the provisions of Statement 144 for fiscal 2002, which did not result in a material impact to the its financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 ("Statement 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     8. RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

     Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company has adopted the provisions of Statement 145 for fiscal 2002, which did not result in a material impact to the its financial position.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is assessing whether the adoption of Statement 146 will have a material impact on its consolidated financial statements.

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

     LEGAL PROCEEDINGS

       In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate. The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints.


     On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of its directors. As the result, the lone remaining claim seeks damages against the Company for non-payment of the note. The Company's contends that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the Liquidator's claim. The Company, with the advice of counsel, believes that it has a meritorious defense and that the likelihood of an unfavorable outcome is remote.

     In February 12, 1999, the Company initiated collection and legal proceedings in Sao Paulo, Brazil, against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1,400 which has been fully reserved in a prior year. In April 2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300 in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case was involuntarily dismissed. On December 8, 1999, Chatral filed a counter claim against the Company

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     9. CONTINGENT LIABILITIES - CONTINUED

     LEGAL PROCEEDINGS - CONTINUED

     alleging damages totaling $8,000 as a result of the Company's discontinuation of shipments to Chatral. The Company and Chatral have agreed to a joint stipulation of dismissal under which all claims between the parties have been released.

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

     On November 19, 2001 a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002 a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and C.P. Allstar Corporation are named defendants in these lawsuits. C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)


     10. NASDAQ COMMUNICATION

     On May 1, 2002 the Company was notified by Nasdaq Listing Qualifications that for the last 30 consecutive trading days the Company's stock had closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(d) the Company had 180 days, until October 28, 2002, to regain compliance. The Company did not regain compliance by the designated date. On October 29, 2002 the Company was granted an additional 180 days, until April 28, 2003, to regain compliance. If at any time before April 28, 2003 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq Staff will provide written notification that the Company complies with the rule. Otherwise the Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal the staff's determination to a Listing Qualifications Panel.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

     RESULTS OF OPERATIONS
     ---------------------

     As an aid to understanding our operating results, the following table shows each item from the condensed consolidated statement of operations expressed as a percentage of sales:

                               Percentage of Sales          Percentage of Sales
                             ------------------------    -------------------------
                                   THREE MONTHS ENDED       NINE MONTHS ENDED

                              September 30  September 30 September 30  September 30
                                  2002         2001         2002         2001
                                 -----        -----        -----        -----
Sales                            100.0%       100.0%       100.0%       100.0%
Cost of sales                     70.9         69.0         70.3         71.3
                                 -----        -----        -----        -----
Gross margin                      29.1%        31.0         29.7         28.7
Selling, general and
  administrative expenses        (37.4)       (24.6)       (31.9)       (25.6)
Loss on Notes Receivable            --           --         (6.6)          --
Interest expense                  (2.9)        (2.4)        (2.5)        (2.6)
Other income (expense)             1.3         (0.6)         1.0         (0.1)
                                 -----        -----        -----        -----
Net income (loss)                 (9.9)%        3.4%       (10.3)%        0.4%
                                 =====        =====        =====        =====

     NET SALES

     Net sales for the three months and nine months ended September 30, 2002 decreased by approximately $2.2 million (36.1%) and $3.5 million (20.2%), respectively, compared to the same period for the prior year. These decreases are primarily the result of the absence of sales to the Communications Electronics Command of the U. S. Army in 2002, and a decline in sales of our BK Radio-brand mobile radios resulting from the expiration of our contract for mobile radios with the U.S. Forest Service in the third quarter of 2001.

     During the prior fiscal year, revenues from product shipments to CECOM totaled approximately $2.4 million. The contract under which those shipments were made expired in October 2001. CECOM solicited bids for a new contract in March 2002 and we submitted proposals. Numerous delays have been encountered by CECOM, and the contract has not yet been awarded. Based upon discussions with CECOM, we believe that the contract will be awarded before the end of the year. The contract, if it is awarded to us, qualifies us as the exclusive supplier of certain products to CECOM. The contract will not specify definite delivery dates or quantities.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

     As disclosed in our third quarter 2001 Form 10-Q filing with the Securities and Exchange Commission, we were not awarded the 2002 USFS contract for mobile radios. Accordingly, sales of our BK Radio-brand mobile radios for the nine months ended September 30, 2002 declined approximately $1.9M compared to the same period for the prior year. The USFS is our largest customer representing revenues of approximately $3.4M and $4.8M for the nine months ended September 30, 2002 and 2001, respectively. Bids for participation on a new contract were recently solicited by the USFS. The USFS has notified us that we have been awarded participation for mobile radios along with one other company. We have been awarded exclusive (i.e. no other companies were named as suppliers) participation for portable radios. We were also awarded participation for base stations and repeaters. The USFS contract does not specify definite delivery dates or quantities.

     For the quarter ended September 30, 2002, sales in the business and industrial market segment, served by Uniden-branded and RELM-branded products, decreased approximately $0.4 million (37.7%) when compared to the same period of the prior year. Customer demand in this market segment continued to be weak, reflecting the lack of a sustained economic recovery. Revenues for Uniden products declined while we realized modest revenue increases in RELM products compared to the same period last year as a result of the introduction of the first two models of our RP Series portable radios. The RP series is designed as a quality, full-featured, low-cost line to compete effectively in the business and industrial market.

     COST OF SALES AND GROSS MARGIN

     Cost of sales as a percentage of net sales for the three months ended September 30, 2002 was 70.9% compared to 69.0% for the same period in the prior year. For the nine months ended September 30, 2002, cost of sales as a percentage of net sales was 70.3% compared to 71.3% for the same period in the prior year. The increase in cost of sales as a percent of sales for the three months ended September 30, 2002 compared to the same period for the prior year was due to lower product volumes, which in turn resulted in under-absorbed manufacturing overhead costs.

     The improvement in cost of sales for the nine months ended September 30, 2002 compared to the same period for the prior year is a reflection of various and continuing initiatives to reduce direct product costs and manufacturing infrastructure costs. These initiatives, started in 2000, have included facility and staff reductions, and leveraging strategic external manufacturing relationships, some of which are offshore. Additional initiatives designed to further reduce product costs are underway. We believe that, combined with new product revenues, these efforts will continue to yield improved cost of sales and gross margin performance. We anticipate that the current relationships or comparable alternatives will be available to the company in the future.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting, and headquarters expenses. For the three months ended September 30, 2002, SG&A expenses totaled approximately $1,489,000 (37.4% of sales) compared to $1,528,000 (24.6% of sales) for the same period last year. For the nine months ended September 30, 2002, SG&A expenses totaled approximately $4,359,000 (31.9% of sales) compared to $4,378,000 (25.6% of sales) for the same period last year.

     While total SG&A spending remained largely unchanged, we reduced general and administrative expenses while investing more in engineering and research and development. Research and development expenses increased as a result of the continuing development of our new APCO Project 25-compliant products and new ESAS system features and capabilities. We anticipate that the initial models of digital products will be introduced for sale in the fourth quarter 2002. ESAS systems are currently being actively marketed and sold. These additional expenses in engineering and R&D were largely offset by reductions in general and administrative expenses. Certain information systems functions were outsourced and legal expenses were reduced as several pending legal matters were resolved.

     INTEREST EXPENSE

     For the three months ended September 30, 2002 interest expense totaled $115,000 (2.9% of sales) compared to $149,000 (2.4% of sales) for the same period during the prior year. Interest expense for the nine months ended September 30, 2002 totaled $336,000 ( 2.5% of sales) compared to $452,000 (2.6% of sales) for the same period during the prior year. We have generated working capital through expense reductions, a short collection cycle, and reduced inventory, enabling us to reduce the amount outstanding on our revolving line of credit. Additionally, we satisfied capital lease obligations associated with certain computer equipment.

     LOSS ON NOTES RECEIVABLE

     The loss on notes receivable is discussed under the section titled "Recent Events".

     INCOME TAXES

     No income tax provision was provided for the three or nine months ended September 30, 2002 or 2001. We have net operating loss carryforward benefits totaling

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

     INCOME TAXES - CONTINUED

     approximately $29 million at September 30, 2002. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset. As a result, we have provided valuation allowances against our net deferred tax assets.

     RECENT EVENTS

     PUBLIC RIGHTS OFFERING

     On March 22, 2002, we closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, will speed the development of our new APCO Project 25-compliant digital products and capabilities. The securities offered were "units". A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock for $1.08 per share. The warrants may be exercised at any time on or after February 12, 2003 and the warrants expire on February 11, 2006. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock. We believe that a rights offering provided several advantages over a traditional public offering. It allowed us to offer the units to our current equity holders who already have some knowledge of our business, and it provided them with the opportunity to maintain their fully-diluted pro-rata ownership in the company. Additionally, the warrant component gave investors the opportunity to buy our shares in the future at a fixed price. Noble International Investments, Inc. was engaged as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on February 11, 2002. In accordance with the terms of the offering, the units were separated on the closing date. The offering resulted in the sale of 2,775,000 shares of common stock and warrants to purchase 2,775,000 shares of common stock. The offering generated $1.8 million in net proceeds. The warrants are currently quoted on the OTC Bulletin Board with the symbol RELMW. The Company's common stock is listed on the NASDAQ Small Cap Market under our current symbol, RELM.

     On May 17, 2002, Noble exercised its option to purchase 416,250 additional units at a purchase price of $0.90 per unit to cover over-allotments. We received approximately $326,000 in net proceeds from the purchase of these additional units.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

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

     The Company, with guidance from counsel, will evaluate alternatives and take all prudent actions to maximize the possibility of recovery. However, the Company believes that the value of Fort Orange's assets and the assets of the guarantor are insufficient to provide any recovery of the amounts due under the notes. Accordingly, the Company has maintained the valuation reserve for the entire principal amount ($900,000) of the two promissory notes that was established in the first quarter 2002.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

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

     SIGNIFICANT CUSTOMERS
     ---------------------

     Sales to the United States government represented approximately 42.8% and 42.4% of our total revenues for the three and nine months ended September 30, 2002, respectively, compared to 57.5% and 52.6% for the prior year. These sales were primarily to the United States Forest Service (USFS). The decline in the percentage of total revenues attributable to sales to the United States government is primarily due to the expiration of our CECOM contract described below and reduced sales of mobile radio products because they are not on the 2002 USFS contract.

     In 1996, we were awarded a contract to provide land mobile radios to CECOM. This contract was for a term of five years with no specified minimum purchase requirement. The contract expired in 2001. CECOM solicited bids for a new contract in March 2002 and we submitted proposals. The evaluation of proposals for this solicitation is in process, but has been subjected to delays. Consequently, the contract has not yet been awarded. Based upon discussions with CECOM, we anticipate that the contract will be awarded before the end of the year.

     We were not awarded a new contract for the sale of our BK Radio-brand mobile radios to the USFS when our contract expired in the third quarter of 2001. Bids for participation on a new contract were recently solicited by the USFS. The USFS has notified us that we have been awarded participation for mobile radios along with one other company. We have been awarded exclusive (i.e. no other companies were named as suppliers) participation for portable radios. We were also awarded participation for base stations and repeaters. The USFS contract does not specify definite delivery dates or quantities.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

     INFLATION AND CHANGING PRICES
     -----------------------------

     Inflation and changing prices for the three and nine months ended September 30, 2002 and 2001 have contributed to increases in wages, facilities, and raw material costs. Effects of these inflationary effects were partially offset by increased prices to customers. We believe that we will be able to pass on most of our future inflationary increases to our customers.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     As of September 30, 2002, we had working capital of $9.5 million, including $2.3 million of cash and cash equivalents, compared with $9.3 million as of December 31, 2001. On March 22, 2002, we closed a public rights offering. The purpose of the offering was to provide working capital which, among other things, will be used to fund the development of our new APCO Project 25-compliant digital products and capabilities. The offering generated approximately $2.1 million in cash. Also, trade payables were reduced. Inventory reduction initiatives and reduced trade receivables resulting from collection cycle improvements largely offset these working capital increases.

     We have a $7 million revolving line of credit. As of September 30, 2002, the formula under the terms of the agreement supported a borrowing base totaling approximately $3.0 million, of which approximately $1.2 million was available. The line of credit renews annually on February 26th of each year unless terminated in writing by either party. We have no reason to believe that the line will be terminated by the lender prior to the renewal date.


     Capital expenditures for property and equipment for the nine months ended September 30, 2002 were approximately $153,000 compared to $64,000 for the same period in 2001. The additional capital investment was to support our development of APCO Project 25-compliant digital products. Capital expenditures for the remainder of the year are anticipated to decrease because most of our initial capital needs for the aforementioned development were met during the first three quarters.

     FORWARD-LOOKING STATEMENTS
     --------------------------

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act Of 1995 and is subject to the safe-harbor created by such act. These forward-looking statements concern the Company's operations, economic performance and financial condition and are based largely on the Company's beliefs and expectations. These statements involve known and unknown

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             -------------------------------------------------------------
     AND FINANCIAL CONDITIONS
     ------------------------

     FORWARD-LOOKING STATEMENTS - CONTINUED
     --------------------------------------

     risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such factors and risks include, among others, the following: the factors described in the Company's filings with the Securities and Exchange Commission; general economic and business conditions; changes in customer preferences; competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; and the availability, terms and deployment of capital. Certain of these factors and risks, as well as other risks and uncertainties are stated in more detail in the Company's Annual Report on Form 10-K. These forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
             -------------------------------------------------------

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

     The allowance for collection losses on trade receivables was $0.1 million on gross trade receivables of $1.6 million at September 30, 2002. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of September 30, 2002. Because the amount that we will actually collect on the receivables outstanding as of September 30, 2002 cannot be known with certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 2 to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is 5.99% of gross receivables. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We then reserve a portion or all of the customer's balance.

     The reserve for slow-moving, excess, or obsolete inventory was $2.3 million at September 30, 2002. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventoriable costs that we will actually recoup through sales of our inventory as of September 30, 2002

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
        -------------------------------------------------------

     CRITICAL ACCOUNTING POLICIES - CONTINUED
     ----------------------------------------

     can not be known with certainty as of this document's effective date, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next seven years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a seven year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements.

     PART II- OTHER  INFORMATION
     ---------------------------

     ITEM 1. LEGAL PROCEEDINGS
             -----------------

      In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate. The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints.


     On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of its directors. As the result, the lone remaining claim seeks damages against the Company for non-payment of the note. The Company's contends that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the Liquidator's claim. The Company, with the advice of counsel, believes that it has a meritorious defense and that the likelihood of an unfavorable outcome is remote.


     In February 12, 1999, the Company initiated collection and legal proceedings in Sao Paulo, Brazil, against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1,400,000 which has been fully reserved in a prior year. In April

     PART II- OTHER INFORMATION
     --------------------------

     ITEM 1. LEGAL PROCEEDINGS - CONTINUED
             -----------------------------

     2001, the Brazilian court ordered the Company to post security with the court totaling approximately $300,000 in the form of cash or a bond in order for the case to proceed. The Company has elected not to post security. Consequently, the case was involuntarily dismissed. On December 8, 1999, Chatral filed a counter claim against the Company alleging damages totaling $8,000,000 as a result of the Company's discontinuation of shipments to Chatral. The Company and Chatral have agreed to a joint stipulation of dismissal under which all claims between the parties have been released.

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

     On November 19, 2001 a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002 a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and C.P. Allstar Corporation are named defendants in these lawsuits. C.P. Allstar Corporation had purchased all or substantially all of the assets of a RELM affiliate. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

     PART II- OTHER INFORMATION
     ---------------------------


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
             ------------------------------------------
     None


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
             --------------------------------
     None


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             ----------------------------------------------------

     The annual meeting of our shareholders was held on July 9, 2002. Of the 8,121,174 shares of common stock outstanding and entitled to vote at the meeting, 7,173,529 shares were represented in person or by proxy.

     ELECTION OF DIRECTORS
     On the proposal to elect Donald F. U. Goebert, David. P. Storey, Buck Scott, Robert MacDonald, Ralph R. Whitney, James C. Gale, and George M. Benjamin III as directors until the 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below:

                                                       FOR            WITHHELD
                                                       ---            --------

         Donald F. U. Goebert                       7,130,374          43,155
         David P. Storey                            7,130,924          42,605
         Buck Scott                                 7,130,924          42,605
         Robert MacDonald                           7,099,346          74,183
         Ralph R. Whitney                           7,130,924          42,605
         James C. Gale                              7,130,924          42,605
         George N. Benjamin III                     7,130,924          42,605


     RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG, LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     On the proposal to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors, 7,147,900 shares were voted for the proposal, 10,594 shares were voted against the proposal, and 15,035 shares abstained from the vote. The affirmative vote of the holders of a majority of the total votes cast was required to

     PART II- OTHER INFORMATION
     --------------------------

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED
             ---------------------------------------------------------------

     approve this proposal. Based on the vote, the proposal was approved by the shareholders.

     ITEM 5. OTHER INFORMATION
             -----------------

     On May 1, 2002 the Company was notified by Nasdaq Listing Qualifications that for the last 30 consecutive trading days the Company's stock had closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(d) the Company had 180 days, until October 28, 2002, to regain compliance. The Company did not regain compliance by the designated date. On October 29, 2002 the Company was granted an additional 180 days, until April 28, 2003, to regain compliance. If at any time before April 28, 2003 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq Staff will provide written notification that the Company complies with the rule. Otherwise the Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal the staff's determination to a Listing Qualifications Panel.


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

     (b) Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

                  None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                            RELM WIRELESS CORPORATION
                                            (The "Registrant")
     Date:  November 6, 2002

                                            By:  /s/ W. P. Kelly
                                                 -------------------------------
                                            William P. Kelly
                                            Executive Vice President - Finance
                                            and Chief Financial Officer
                                            (Principal financial and accounting
                                            officer and duly authorized officer)

                                 CERTIFICATIONS

         I, David P. Storey, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of RELM Wireless Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

                                        /s/ David P. Storey
                                        ------------------------------------
                                        David P. Storey
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

         I, William P. Kelly, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of RELM Wireless Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002


                                       /s/ W. P. Kelly
                                       --------------------------------------
                                       William P. Kelly
                                       Executive Vice President - Finance and
                                       Chief Financial Officer