Form 10-Q/A
period 2002-09-30
RELM WIRELESS CORP
filed 2002-12-11
CIK 2186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                  FORM 10-Q/A-1



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________  to ________________

                         Commission file number 000-7336

                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                                  59-3486297
                ------                                  ----------
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

           Yes [X]                                 No [ ]

Common Stock, $.60 Par Value - 8,537,424 shares outstanding as of November 4,
2002

This amendment to the Form 10-Q filed November 14, 2002, is being filed to include Part I, Item 4. Controls and Procedures. Item 4 was inadvertently omitted from the original filing of November 14, 2002.

PART I.  FINANCIAL INFORMATION
-----------------------------

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

(a)      Evaluation of disclosure controls and procedures.

         Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, and of the filing of our original 10-Q for the quarter ended September 30, 2002, our CEO and CFO determined that the controls and procedures are adequate and effective.

(b)      Changes in internal control.

         There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by our chief executive officer and chief financial officer.

PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS FORM 8-K
         -----------------------------

(a)      The following documents are filed as part of this report:

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

         None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       RELM WIRELESS CORPORATION
                                       (The "Registrant")
Date:  December 11, 2002

                                        By: /s/ W. P. Kelly
                                            -----------------------------------
                                            William P. Kelly
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial and accounting
                                            officer and duly authorized officer)

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

December 11, 2002                          /s/ David P. Storey
                                           -------------------------------------
                                           David P. Storey
                                           President and Chief Executive Officer

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

December 11, 2002                      /s/ W. P. Kelly
                                       --------------------------------------
                                       William P. Kelly
                                       Executive Vice President - Finance and
                                       Chief Financial Officer