Form 10-K
period 2002-12-31
RELM WIRELESS CORP
filed 2003-04-11
CIK 2186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 0-7336

                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                      59-3486297
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization

       7100 Technology Drive
       West Melbourne, Florida                                       32904
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by check mark whether the registrant is an accelerated
filer  Yes [ ]   No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 28, 2003, based on the closing price at which such stock was sold on the NASDAQ National Market on such date, was $3,067,163 and on June 30, 2002, was $4,789,105.

         As of February 28, 2003, 8,565,088 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for its 2003 Annual Shareholders' Meeting are incorporated by reference in Part III of this report. The registrant's proxy statement will be filed within 120 days after December 31, 2002.

                                TABLE OF CONTENTS

                                                                                                                PAGE

Part I............................................................................................................1
   Item 1.  Business..............................................................................................1
   Item 2.  Properties...........................................................................................11
   Item 3.  Legal Proceedings....................................................................................11
   Item 4.  Submission of Matters To A Vote of Security Holders..................................................NA

Part II..........................................................................................................13
   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............................13
   Item 6.  Selected Financial Data..............................................................................14
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................16
   Item 7A. Quantitative and Qualitative Disclosures About Market Risks..........................................28
   Item 8.  Financial Statements and Supplementary Data..........................................................39
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................40

Part III.........................................................................................................40
   Item 10.  Directors and Executive Officers of the Registrant..................................................40
   Item 11.  Executive Compensation..............................................................................40
   Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......41
   Item 13.  Certain Relationships and Related Transactions......................................................42

Part IV..........................................................................................................42
   Item 14.  Controls and Procedures.............................................................................43
   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................43

SIGNATURES.......................................................................................................45

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

GENERAL

RELM Wireless Corporation designs, manufactures and markets wireless communications products, principally two-way land mobile radios (LMR) and related components. We offer products with three distinct brand names, BK Radio, RELM, and Uniden. These products are sold to:

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

From 1996 through 2000 we significantly restructured the Company. The objective was to focus the Company on our core business of LMR wireless communications. The restructuring, largely completed in 1999, consisted of selling or otherwise discontinuing businesses and product lines that were outside our focus or that were under-performing. We also significantly reduced the size and costs of our operations. Consequently, in more recent years, we have been able to aggressively pursue initiatives in the LMR business designed to improve our competitive position and ultimately fuel future growth and profitability.

The restructuring program was the key factor behind our profitable year in 2001, and allowed us to withstand a difficult year in 2002. Diminished sales to our two largest customers and the deteriorating overall economic conditions were the principal reasons for a 29% decrease in revenues from 2001 to 2002. We also incurred several significant non-recurring charges, the largest of which was the write off of a note receivable from our former paper-manufacturing subsidiary that was sold in 1997. This charge is unrelated to our present operations.

During the year we continued to expand our utilization of high-quality, low-cost contract manufacturers. These efforts began to yield margin improvements in 2002, a trend that we expect to continue at an increasing rate in 2003.

We made significant progress on new product development during the year. Most importantly, we expanded and accelerated our digital product development using additional capital that was raised in a first quarter public rights offering. The first model, a digital portable radio that will be added to our BK Radio line, has been completed and approved by the Federal Communications Commission
(FCC). It is in the process of being added to the contract for the Department of Interior (DOI). Of all federal government agencies, the DOI is the most aggressive in implementing plans to purchase digital communications technology. Late in the year we also introduced a new family of products for business and industrial users, and completed the development and testing of our ESAS System. We believe that these new products, and others that will be completed shortly, serve as a solid foundation on which to grow the business profitably.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414. More information about our products and us is also available through the Internet at "RELM.com." The information provided on our website is not incorporated into this report.

---------------------------

HISTORY - REINCORPORATION OF ADAGE, INC.  INTO RELM WIRELESS CORPORATION

RELM Wireless Corporation is the surviving corporation in the January 30, 1998 reincorporation merger of Adage, Inc., into RELM Wireless Corporation, its wholly owned subsidiary.

As a result of the reincorporation, each share of Adage common stock outstanding immediately prior to the reincorporation was converted, effective as of January 30, 1998, into one share of RELM common stock and the trading symbol for the shares was changed from "ADGE" to "RELM."

RECENT DEVELOPMENTS

On March 22, 2002, we closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, we believe will speed the development of our new APCO Project 25-compliant digital products and capabilities. The securities offered were "units" priced at $.90 per unit. A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock, exercisable at $1.08 per share at any time on or after February 12, 2003 and until February 11, 2006. Units were offered initially to our equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock.

Noble International Investments, Inc. was engaged as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange Commission
(SEC) on February 11, 2002. In accordance with the terms of the offering, the units were separated on the closing date. The offering resulted in the sale of 2,775,000 shares of common stock and warrants to purchase 2,775,000 shares of common stock. The offering generated $1.8 million in net proceeds. The warrants are currently quoted on the OTC Bulletin Board with the symbol "RELMW." Our common stock is listed on the NASDAQ Small Cap Market under the symbol, "RELM."

On May 17, 2002, Noble exercised its option to purchase 416,250 additional units at a purchase price of $0.90 per unit to cover over-allotments. We received approximately $0.3 million in net proceeds from the purchase of these additional units.

In 2002, we began to introduce a new series of portable radios to be sold under our RELM brand. This family of portable analogue radios will, upon completion, be comprised of four models. One model was introduced in the first half of the year. Two additional models were introduced late in the fourth quarter. The final model will be available in the second quarter 2003. This radio family offers a combination of features and affordability that are designed to compete effectively in business and industrial markets worldwide. We have contracted for the manufacture of these radios under a previously announced agreement with an international electronic technology and manufacturing concern. Under the agreement, we have exclusive distribution rights for these products in North, Central, and South America. The agreement expires on September 11, 2006 and may be expanded to include additional products.

On May 1, 2002, we were notified by Nasdaq Listing Qualifications that for the last 30 consecutive trading days our stock had closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(d) we had 180 days, until October 28, 2002, to regain compliance. We did not regain compliance by the designated date. On October 29, 2002 we were granted an additional 180 days, until April 28, 2003, to regain compliance. If at any time before April 28, 2003 the bid price of our common stock closes at $1.00 per share or more

---------------------------

for a minimum of 10 consecutive trading days, the Nasdaq staff will provide written notification that we comply with the rule. Otherwise the staff will provide written notification that our securities will be delisted. At that time, we may appeal the staff's determination to a Listing Qualifications Panel.

LOSS ON NOTES RECEIVABLE

In April 2002, we learned that the purchaser of the assets of the Company's former paper-manufacturing subsidiary, had ceased operations. The purchaser owed the Company $900,000 plus accrued interest under the terms of two secured promissory notes and had defaulted on its obligations to make principal and interest payments. With guidance from counsel, we evaluated alternatives and took all prudent actions to maximize the possibility of recovery. However, after a comprehensive assessment, we believed that the value of the purchaser's assets and the assets of the guarantor were insufficient to provide any recovery of the amounts due under the notes. Accordingly, the Company wrote-off the entire principal amount ($900,000) of the two promissory notes during the first quarter 2002.

During 2002, the purchaser of the assets of our former specialty manufacturing subsidiary, ceased making payments in accordance with a note receivable. The initial amount of the note was approximately $355,000. Presently, the amount due under the note is approximately $175,000 plus accrued interest. This note is derived from the 1997 agreement for the sale of our specialty manufacturing operation. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts during the second and third quarters 2002 to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, we started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, we believe that we will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly, we established a collection allowance in the fourth quarter 2002 for the entire principal amount of the note.

The businesses and events associated with both of the former subsidiaries are legacies from before 1997. They are not at all related to land mobile radio
(LMR) operations, which have been our focus for the past several years. We have excluded these obligations from our cash flow projections and operating plans since 2000. Although the write-off and allowance impacted 2002 earnings, we anticipate no future impact on the execution of our core LMR business plan objectives, including our digital product development, which in February 2003 yielded the introduction of our initial APCO Project 25 compliant digital radio.

INVESTMENT BANKING SERVICES AGREEMENT

On May 12, 2000, we engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, we granted warrants to JMS, valued at $226,000, to purchase 166,153 shares of our common stock at an aggregate purchase price of one hundred dollars. The warrants had a five-year term and an exercise price of $3.25 per share. The value of the warrants along with $13,083 of associated warrant costs was being amortized on a straight-line basis over the estimated life of the contract. Accumulated amortization at December 31, 2002 and 2001 was $120,000 and $76,000 respectively. In the fourth quarter we were notified that JMS had closed its New York office, and the firm no longer employs the principals who handled our account. Therefore, we do not anticipate receiving further services under this agreement. Accordingly, we elected to write-off the remaining value of the warrants totaling approximately $120,000 during the fourth quarter of 2002.

---------------------------

TECHNOLOGY LICENSING AGREEMENT

In March 1998, we entered into an agreement with Racal Communications, Inc. (presently known as "Thales") which, among other things, licensed us to use Thales' digital APCO project 25-compliant technology under specified terms and conditions. The cost of the technology license was $300,000 and was being amortized over a period of eight years. We have since developed our own APCO project 25-compliant digital technology, which was completed in the fourth quarter 2002. Consequently, we do not anticipate utilizing the technology provided for by our agreement with Racal. Accordingly, we elected to write-off the remaining value of the technology agreement totaling $211,000 during the fourth quarter of 2002.

SALES INFORMATION

As an aid to understanding the impact of our decision to focus exclusively on our LMR business, the following table summarizes sales information by major product lines and industry:

                                              2002        2001        2000
                                          ----------------------------------
                                                     (in Millions)

         LMR-Gov't & Pub.  Safety             $12.5       $18.0       $14.7
         LMR-Bus./Indus./Comm.                  3.4         4.8         6.4

                                          ----------------------------------
                  Total                       $15.9       $22.8       $21.1
                                          ==================================



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

LMR systems are the oldest form of wireless dispatch communications used in the U.S., having been first deployed by the Detroit Police Department in 1921. LMR is also the most widely used form of dispatch communications in the U.S. with current users estimated to exceed 16.3 million. Initially, LMR was used almost exclusively by law enforcement. At that time all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR

---------------------------

products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional spectrum was allocated for LMR use.

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

Although the FCC does not require public safety agencies or APCO to purchase Project 25-compliant equipment or otherwise adopt the standard, we believe that compliance with the standard is fast becoming the key factor for public safety purchasers. Furthermore, we believe that the demand for Project 25-compliant equipment will fuel significant LMR market growth as users upgrade systems to comply with the FCC mandate. A privately commissioned study by name of study, estimates the addressable market for APCO Project 25 compliant products will total approximately $38 billion over the next five years. Roughly half of that estimate pertains to infrastructure equipment, which is defined as towers, antennas, controllers, and combiners.

By some estimates, the LMR industry is as large as $5.7 billion in annual sales. One manufacturer dominates the market, holding an estimated market share in excess of 70% ($4 billion). The remaining market share is spread among many small companies, including RELM.

DESCRIPTION OF PRODUCTS

We design, manufacture, and market wireless communications equipment consisting of land mobile radios and base station components and subsystems. The majority of our products use analog technology. We are, however, executing a comprehensive plan to engineer, manufacture, and market digital products that are compliant with the specifications of the Association of Public Communication Officials ("APCO") Project 25. The first product from that initiative was completed at the end of 2002. It was introduced for placement on the Department of Interior contract in March 2003. Additional products are planned for 2003 through 2005.

---------------------------

We sell our products under the "BK RADIO," "UNIDEN," and "RELM" brand names. Generally, BK Radio-branded products serve the government and public safety markets, while RELM and Uniden-branded products serve commercial, business, and industrial market segments.

In September 1993, we purchased the assets of Bendix/King Mobile Communications Division of Allied Signal. These products, sold under the "BK Radio" (formerly "Bendix King") brand name, consist of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety sectors. The BK Radio products have more extensive features and capabilities than the products offered in the RELM and Uniden product lines. Our APCO Project 25-compliant products will be marketed under the BK Radio brand.

In September 2001, we entered into a contract with an electronic and manufacturing concern for the manufacture of a new family of portable two-way radios. Under the agreement, such company is manufacturing for RELM, four models of VHF and UHF portable two-way radio transceivers. The agreement is for a term of five years and may be expanded to include additional products. Three models were introduced during 2002. The final model will be introduced in the second quarter 2003. These products are marketed under the RELM brand.

In 2002, we completed the enhancements of our ESAS system products, and four systems were installed. ESAS systems offer a comparatively inexpensive multi-site trunking alternative for two-way communications. There are many areas of the country, predominantly rural, that lack coverage from other communications service providers. Enterprises of all types in these areas continue to have a need for reliable and affordable two-way communications. Also, in areas that presently have other means of communication, some users are finding that the cost for their service is higher than anticipated, sometimes significantly so. ESAS systems are an attractive solution in both of these circumstances.

In March 2000, we purchased certain private radio communications product lines from Uniden America Corporation. These products, primarily serving the commercial, business and industrial segment of the LMR market, broaden and modernize our offerings there. They are currently sold under the "Uniden" brand name.

DESCRIPTION OF MARKETS

GOVERNMENT AND PUBLIC SAFETY MARKET

This market includes the military, fire, rescue, law enforcement, emergency medical personnel, as well as various agencies of federal, state, and local government. Our sales in this market are made either directly to the end-users, or through two-way communications dealers. Sales to this market represented approximately 78% of total sales during 2002 and 79% of total sales for 2001.

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

---------------------------

Currently, our products and systems for the government and public safety market use primarily analog technology. We are, however, executing a comprehensive plan to engineer, manufacture, and market digital products that are compliant with the specifications of the Association of Public Communication Officials ("APCO") Project 25. The first product from that initiative was completed at the end of 2002.

It was introduced for placement on the Department of Interior contract in March 2003. Additional products are planned for 2003 through 2005.

BUSINESS, INDUSTRIAL AND COMMERCIAL MARKET

This market includes businesses and enterprises of all sizes that require fast, push-to-talk communication among a defined group of users such as hotels, construction companies, schools, taxicab and limousine companies, and airports. Most of our sales in this market are to dealers and distributors who then resell the products to end-users. Our sales to this market represented approximately 22% of total sales during 2002 and 21% of total sales for 2001.

We offer products to this market under the RELM and Uniden brand names. The products include mobile radios, portable radios, base stations, and repeaters. The acquisition of the private radio communications product lines from Uniden America Corporation broadened and modernized our product offering in these segments of the LMR market. These products, which include ESAS systems as well as additional portable and mobile radios, are presently being sold under the Uniden brand name.

Under an OEM manufacturing agreement, we have expanded the RELM product lines with four new models of VHF and UHF portable radios. These radios supplement our current product lines by providing lower-cost, yet feature rich and reliable two-way communications for lower-end business and industrial users.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our engineering and development activities are conducted in West Melbourne, Florida and Lawrence, Kansas. The team in Lawrence is responsible for the execution of our APCO Project 25 development plan, which was launched in 2001. During the year, as a result of funding from our public rights offering, we were able to expand and accelerate this program. As of December 31, 2002, 6 employees were dedicated to this program. They have completed the first product, an APCO-compliant digital VHF portable radio, which was introduced in March 2003. Additional products are planned for 2003 through 2005. Our team based in West Melbourne, Florida, totaling 7 employees, is responsible for developing design specifications based on customer requirements and supervising quality assurance activities. Both teams actively assist in the implementation of product designs, with primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2002, 2001, and 2000, RELM's research, development and engineering expenditures were approximately $1.9 million, $1.4 million, and $1.2 million, respectively. The use of strategic technology partners has enabled us to contain and, in some instances, even reduce R&D expenditures while concentrating on key initiatives, such as the APCO Project 25 digital program. In this connection, costs incurred to date aggregated approximately $0.6 million and we estimate additional costs of $ 1.2 million over the remaining life of the project. Products from these research, development and engineering projects will be completed and introduced at various times through 2005.

---------------------------

INTELLECTUAL PROPERTY

We hold patents and patent licenses covering various land-mobile radio products that are currently marketed. These patents have various expiration dates out to the year 2004. It is difficult to precisely assess their importance. We hold several trademarks related to the "RELM" name and our product names. In addition to intellectual property laws, we also rely on trade secret law and employee and third party non-disclosure agreements to protect our intellectual property rights.

MANUFACTURING AND RAW MATERIALS

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available for every aspect of our manufacturing. Consistent with that strategy, we have successfully implemented several outside contract manufacturing arrangements. These arrangements, based primarily in China, have been instrumental in decreasing our product costs significantly, allowing us to improve our competitive position and gross margins.

Most recently, in 2002 we started receiving LMR subassemblies manufactured for us under an agreement with a large and well-established electronics manufacturer in China. The contract manufacturer purchases raw materials directly from approved sources and manufactures completed subassemblies to our specifications. The agreement has a five-year term and may be renewed upon the agreement of both parties.

We are also currently receiving and selling our recently announced RELM RP-series products that are manufactured under an OEM manufacturing agreement with another electronic design and manufacturing concern in China. Under the agreement, the company is manufacturing for RELM four models of VHF and UHF portable two-way radio transceivers. These new products will provide a low-cost yet feature-rich and reliable two-way communication alternative for customers in these commercial, business, and industrial markets. Three models have been completed, while the final model will be introduced in the second quarter 2003. The agreement is for a term of five years and its scope may be expanded to include additional products.

We continue to utilize the initial two contract manufacturing relationships that were established in 2000, after restructuring our manufacturing strategy and operations. One agreement is with a domestic contract manufacturer for the manufacture of analog two-way subassemblies. The agreement has a five-year term and is automatically renewed for one-year terms unless either party gives notice of termination. In connection with the acquisition of the Uniden LMR product line, we entered into another manufacturing contract with Uniden America Corporation under which Uniden continues to manufacture that product line. We are permitted to use the Uniden brand name for the duration of the contract. The initial term of the Uniden contract was for 18 months. Although the contract expired in September 2001, both parties continue to operate under its original terms.

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

---------------------------

the production process. We establish product specifications, select the components and the suppliers, and negotiate the prices for most of these components. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and to conduct periodic, on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products as well as components used in their products. Several are located in the Pacific-Rim. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During the years ended December 31, 2002, 2001, and 2000, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component may delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers.

SEASONAL IMPACT

Demand for our "BK Radio" LMR products is typically the greatest during the summer season because of the increased forest fire activity during that time of year.

SIGNIFICANT CUSTOMERS

Sales to the United States Government represented approximately 39%, 44% and 44% of our total sales for the years ended December 31, 2002 and 2001, and 2000, respectively. These sales were primarily to the United States Forest Service
(USFS) and the Communications Electronics Command of the United States Army (CECOM). Sales to the USFS represented approximately 22%, 34%, and 35% of total sales for the years ended December 31, 2002, 2001, and 2000, respectively. For the year ended December 31, 2002 we had no sales to CECOM because our contract expired in 2001. However, sales to CECOM for the years ended December 31, 2001 and 2000 represented approximately 10%, and 9% of total sales, respectively.

In 1998, we were awarded portions of the USFS contract. This contract expired in September 2001. Earlier in 2001, bids for a new contract were solicited, and we were awarded the contract for portable radios and base stations. The contract was for a period of one year with options for three additional years, and did not specify a minimum purchase. In December 2002, we were awarded a new contract with similar terms. It continues to include the portable radios and repeaters that were on the previous contract. Additionally, it includes our GMH mobile radio that was not on the previous contract. The new contract is for one year with two additional option years.

In 1996, we were awarded a contract to provide land mobile radios to CECOM. This contract was for a term of five years with no specified minimum purchase requirement. The contract expired in 2001. CECOM solicited bids for a new contract in March 2002, and we submitted proposals. The evaluation of proposals for this solicitation is in process but has been subjected to delays. Consequently, the contract has not yet been awarded. CECOM has indicated in recent communications that the solicitation will be canceled and a contract will not be awarded. We are currently pursuing avenues for providing our products to CECOM under other existing contracts.

---------------------------

BACKLOG

Our order backlog was approximately $1.7 million and $1.6 million as of December 31, 2002 and 2001, respectively.

COMPETITION

The worldwide land mobile radio markets are estimated to be $5.7 billion with annual growth of less than 5%. We compete with many domestic and foreign companies in these markets. One competitor holds a share of the market estimated to exceed 70%. We maintain our competitive advantage in these markets by capitalizing on our strengths, which include quality, speed, and customer responsiveness. As we successfully implement low-cost manufacturing relationships, we are increasingly able to compete on price.

EMPLOYEES

We presently have 73 full-time employees, most of whom are located at our West Melbourne, Florida facility. 38 of these employees are engaged in direct manufacturing or manufacturing support, 13 in engineering, 12 in sales & marketing, and 10 in general and administrative activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage.

INFORMATION RELATING TO DOMESTIC AND EXPORT SALES

The following table summarizes our sales of wireless communications equipment by location of our customers:

                                                            2002             2001              2000
                                                     ------------------------------------------------------
                                                                         (in Millions)
         United States                                      $14.9             $21.8            $20.4
         Europe                                               -                 -                 .7
         Other International                                  1.0               1.0              -
                                                     ------------------------------------------------------
         Total                                              $15.9             $22.8            $21.1
                                                     ======================================================


AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website is www.Relm.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. These filings are available to the public over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain more information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTIES
-------------------

OWNED

We do not currently own any real estate. In March 2000, we sold our 144,000 square foot office and industrial building located on 20 acres in West Melbourne, Florida for $5.6 million. The transaction resulted in a gain of approximately $1.2 million.

LEASED

The majority of our operations are conducted in approximately 54,000 square feet of leased industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease term is five years. Rental, maintenance and tax payments were approximately $375,000 and $377,856 in 2001 and 2002, respectively. In May 2002, we rented 3,800 square feet of office space in Lawrence, Kansas, to accommodate the expansion of our digital engineering team. This lease has a term of two years. Rental, maintenance and tax payments for 2002 were $20,052.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In 1993, a civil action was brought against us by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1.7 million plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by us in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by us and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, we filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by us and one of our directors. As the result, the lone remaining claim seeks damages against us for non-payment of the note. We contend that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the liquidator's claim. The Company is defending this matter vigorously.

In February 12, 1999, we initiated collection and legal proceedings in Sao Paulo, Brazil, against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1.4 million which has been fully reserved in a prior year. In April 2001, the Brazilian court ordered us to post security with the court totaling approximately $300,000 in the form of cash or a bond in order for the case to proceed. We elected not to post security. Consequently, the case was involuntarily dismissed. On December 8, 1999, Chatral filed a counter claim against us alleging damages totaling $8 million as a result of our discontinuation of shipments to Chatral. On September 11, 2002 we agreed to a joint stipulation of dismissal under which all claims between the parties were released.

Heath & Company filed a suit against RELM Wireless Corporation and RELM Communications, Inc. in the United States District Court for the District of Massachusetts in early 2001 year for breach of contract, misrepresentation and unfair trade practices. Pursuant to a Memorandum and Order dated April 24, 2001, most of Heath's claims were dismissed. The court ruled as a matter of law that a fact finder must determine whether RELM Communications withheld information it knew to be essential to the Plaintiff and whether it did so in a bad faith attempt to withdraw from a brokerage agreement. On March 21, 2002, the parties settled the matter for payment to Heath of $33,000.

On December 20, 2000, a products liability lawsuit was filed in Los Angeles Superior Court in Los Angeles, California. Although the Company was not named in the suit, one of the defendants had purchased all or substantially all of the assets of a RELM affiliate. As part of the

------------------------------------

asset sale, the asset purchase agreement contained indemnification provisions, which could result in liability for us. On October 23, 2001, the purchaser of the assets of our former affiliate served us with a claim for indemnification under a provision of the asset purchase agreement. In June 2002, we were released from this matter.

On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in these lawsuits. The agreement under which the assets of the former subsidiary were sold contains indemnification provisions, which could result in liability for both parties. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

During 2002, the purchaser of the assets of our former specialty-manufacturing subsidiary ceased making payments in accordance with a note receivable. The initial amount of the note was approximately $355,000. Presently, the amount due under the note is approximately $175,000 plus accrued interest. This note is derived from the 1997 agreement for the sale of the assets of our specialty-manufacturing subsidiary. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, we started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, we believe that we will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly we established a collection allowance in the fourth quarter 2002 for the entire principal amount of the note.

In April 2002, we learned that the purchaser of the assets of our former paper-manufacturing subsidiary had ceased operations. The purchaser owes us $900,000 plus accrued interest under the terms of two secured promissory notes, and has defaulted on its obligations to make principal and interest payments. The Chief Executive Officer of the purchaser personally guaranteed the debt. Our security interest is subordinated to the security interest granted to the purchaser's senior lender.

In connection with the sale of the subsidiary in 1997, we took back a secured promissory note from the purchaser in the initial aggregate principal amount of $2.4 million. In December 2000, the terms of the original promissory note were modified and we received a principal payment of $700,000 plus accrued interest of approximately $166,000. After this payment, the remaining principal amount due on the original note was $900,000. Also, as part of the modification agreement, the original note was replaced by two secured promissory notes, one in the principal amount of $600,000 and the other in the principal amount of $300,000. The $600,000 note was payable in ten annual installments starting on April 2, 2002. The $300,000 note was payable in five annual installments starting on January 1, 2003. Interest on both notes accrued at 2.75% over the prime rate and was payable, in the case of the $600,000 note, in annual installments, and, in the case of the $300,000 note, in semi-annual installments. The $600,000 note was subject to a standby creditor's agreement under which principal and interest payments on the note were contingent upon the purchaser achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements of the purchaser. As security for both notes, the purchaser has granted to us a lien and security interest in certain collateral. Our security interest, however, is subordinated to the security interest granted to the purchaser's senior lender. In addition, the Company was subject to a standstill agreement with the senior lender. A principal of the purchaser guaranteed

------------------------------------

the prompt and complete payment of both notes when due. Both notes were subject to forbearance fee payment agreements with both the purchaser and the guarantor under which additional amounts may be payable to us if there is a merger, sale or change of control of the purchaser and if the notes are not paid in full by certain dates.

In December 2002, the purchaser's senior lender notified us that they had sold the purchaser's assets for $200,000. This amount was not sufficient to provide any recovery of amounts owed to us under the notes. In February 2003, with the assistance of counsel, we initiated legal proceedings against the guarantor. We have not been able to ascertain the financial position of the guarantor or evaluate his ability to pay the debt. Accordingly, we have maintained the valuation reserve for the entire principal amount ($900,000) of the two promissory notes that was established in the first quarter 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
---------------------------------------------------------------------------
MATTERS
-------

Effective as of July 5, 2001, our common stock began trading on the NASDAQ SmallCap Market under the symbol "RELM." Prior to trading on the NASDAQ SmallCap Market our common stock traded on the NASDAQ National Market. The following table sets forth the high and low closing sale price for our common stock for the periods indicated, as reported by the NASDAQ SmallCap Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.


         2001 QUARTER ENDED                       HIGH              LOW
         -----------------------------------------------------------------------

         March 31, 2001                          $1.56            $0.56
         June 30, 2001                            1.25             0.80
         September 30, 2001                       1.59             0.99
         December 31, 2001                        1.50             1.02

         2002 QUARTER ENDED                       HIGH              LOW
         -----------------------------------------------------------------------

         March 31, 2002                          $1.25            $0.83
         June 30, 2002                            1.01             0.80
         September 30, 2002                       0.82             0.41
         December 31, 2002                        0.60             0.39

On February 5, 2003, there were 1,212 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan agreement with Fleet Capital prohibits us from paying dividends on our common stock. No cash dividends were paid with respect to our common stock during the past five years.

EQUITY COMPENSATION PLAN INFORMATION


------------------------------------------------------------------------------------------------------------------------------------
                                           ( a )                              ( b )                            ( c )
Plan Category                        Number of securities            Weighted average exercise        Number of securities remaining
                                     to be issued upon exercise      price of outstanding options,    available for future issuance
                                     of outstanding options,         warrants and rights              under equity compensation
                                     warrants, and rights                                             plan (excluding securities
                                                                                                      reflected in column (a)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              1,418,500                            $1.76                           281,500

Equity compensation plans not
approved by security holders                   -                                   0                              -
------------------------------------------------------------------------------------------------------------------------------------
Total                                     1,418,500                            $1.76                           281,500
====================================================================================================================================



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table summarizes selected financial data of RELM and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:

--------------------------------------------

STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED DECEMBER 31
                                          2002          2001          2000          1999         1998
                                        ----------------------------------------------------------------

Sales                                   $ 15,978      $ 22,809      $ 21,054      $ 22,404      $ 29,530

Income (Loss) From Continuing
   Operations                             (3,631)          122        (1,162)       (2,294)       (4,907)

Loss From Discontinued Operations
                                              --            --          (266)           --          (725)

Extraordinary Gain                            --            --            --            --           227

                                        ----------------------------------------------------------------
Net Income (Loss)                       $ (3,631)     $    122      $ (1,428)     $ (2,294)     $ (5,405)
                                        ================================================================



Income (loss) Per Share-Basic and
   Diluted:
Income (Loss) Per Share From
   Continuing Operations
                                        $  (0.47)     $   0.02      $  (0.22)     $  (0.45)     $  (0.97)

Income (Loss) Per Share From
   Discontinued Operations
                                              --            --         (0.05)           --         (0.15)

Income Per Share From Extraordinary
   Item                                       --            --            --            --          0.05

                                        ----------------------------------------------------------------
Net Income  (Loss)  Per Share
                                        $  (0.47)     $   0.02      $  (0.27)     $  (0.45)     $  (1.07)
                                        ================================================================

o 2002 results include, 1) a $900,000 note receivable valuation allowance related to the purchase of the assets of the Company's former paper-manufacturing subsidiary in the first quarter, 2) a collection allowance of $175,333 for a note receivable from the purchaser of the assets of our former specialty-manufacturing subsidiary, 3) the write-off of a technology agreement with a book value of $210,981, 4) the write-off of an investment banking services agreement with a book value of $119,851, and 5) $185,270 in costs related to the restructuring of our sales and marketing organization.
o 2000 Results include a $984,000 net gain on the sale of our manufacturing facility and the sale of certain manufacturing and test equipment.
o Sales for the year ended December 31, 1998 decreased $15.8 million or 34.9% from the prior year. Of the total decrease, $11.0 million is attributed to LMR products, $2.2 million to commercial real estate, $1.5 million to digital data communications, $1.0 million to access controls, and $0.1 million to electronic components. The decreases reflect our strategy to exit non-LMR businesses and to discontinue products and lines that were inadequately profitable. Specifically, we sold our digital data communications business and exited from the access controls, consumer electronics, and commercial real estate businesses. LMR sales were impacted by the lack of shipments to the U.S. Army. Throughout the year the U. S. Army had inventory quantities that were sufficient to meet its users' requirements.

--------------------------------------------

BALANCE SHEET (IN THOUSANDS)

                                                                      DECEMBER 31
                                         2002            2001            2000            1999            1998
                                    --------------------------------------------------------------------------------
Working Capital                            $5,734         $9,262          $7,679          $5,676          $6,573

Total Assets                               12,856         17,623          18,422          22,853          26,827

Long-Term Debt                              3,150          6,998           6,353           9,072           8,755

Total Shareholders Equity                   4,872          6,482           6,360           6,377           8,671

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

GENERAL

Diminished sales to our two largest customers and the deteriorating overall economic conditions were instrumental in a reduction of revenues by approximately 29% in 2002 compared to 2001. Further details regarding the decrease in revenues are reported in the Net Sales section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gross margins for 2002 were approximately 26.4% compared to 29.2% in 2001. Due to the lower volumes, we did not fully absorb our manufacturing overhead costs, which adversely impacted gross margins. However, during the year we continued to expand our utilization of high-quality, low-cost contract manufacturers. Also, responding to lower production volumes, during the fourth quarter we reduced manufacturing support staffing and expenses. These efforts began to yield product cost reductions and improved margins in 2002, a trend that we expect to continue at an increasing rate in 2003. Further details regarding gross margins are reported in the Cost of Sales & Gross Margins section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

We made significant progress on new product development during the year. Spending on product engineering and development in 2002 increased compared to 2001. This was made possible by the capital derived from the successful completion of our public rights offering in the first quarter 2002. The offering provided us with approximately $2.0 million of additional working capital. The additional engineering and development expenditures were related primarily to the development of our digital products and ESAS systems. We believe that this investment has yielded new products that will drive revenue growth starting in 2003. The first digital product is complete and is in the process of being approved by the U. S. Department of Interior (DOI) for immediate use. The DOI is the most aggressive

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

of all federal government agencies in implementing plans to purchase digital communications technology. The first four ESAS system installations are complete and set the stage for additional systems sales in the near-term. Late in the year we also introduced a new family of products, the RP Series, for business and industrial users. We believe that all these new products, and others that will be completed shortly, serve as a solid foundation on which to grow the business profitably. Our financial results for the year, and the fourth quarter in particular, include several significant charges unrelated to our current operations. These charges totaled approximately $1.6 million of which $0.7 million was incurred in the fourth quarter 2002.

We established allowances totaling approximately $1.1 million for two notes receivable from the purchasers of our former paper manufacturing and specialty-manufacturing subsidiaries. The businesses and events associated with these charges are legacies from before 1997. They are not at all related to land mobile radio (LMR) operations, which have been our focus for the past several years. Although the write-off and allowance impacted earnings, we anticipate no impact on the execution of our core LMR business plan objectives. In addition to the notes, we wrote-off the remaining book value (approximately $331,000) of certain technology and investment banking agreements. Lastly, we incurred severance and other expenses (approximately $195,000) associated with the restructuring of our sales and marketing organization. Each of these charges is discussed in greater detail in the recent events section of this report.

RESULTS OF OPERATIONS

As an aid to understanding our operating results, the following table shows items from our consolidated statement of operations expressed as a percent of sales:

                                                                   PERCENT OF NET SALES
                                                                FOR YEAR ENDED DECEMBER 31
                                                           2002            2001            2000
                                                     -------------------------------------------------

         Sales                                            100.0%          100.0%          100.0%
         Cost of Sales                                     73.6            70.8            74.4
                                                     -------------------------------------------------
         Gross Margin                                      26.4            29.2            25.6
         Selling, General, and Administrative
            Expenses                                      (40.5)          (26.0)          (33.0)
         Loss on notes receivable                          (6.7)            -               -
         Interest Expense                                  (2.9)           (2.5)           (4.4)
         Gain on Sale of Facility and Equipment             -               -               4.7
         Other Income                                       1.0             -               1.6
                                                     -------------------------------------------------
         Pretax Income (loss) from Continuing
            Operations                                    (22.7)            0.7            (5.5)
         Income Tax Expense                                 -               -               -
                                                     -------------------------------------------------
         Income (loss) from Continuing Operations
                                                          (22.7)%           0.7%           (5.5%)
                                                     =================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001
-----------------------------------------------

SALES

Total sales for the year ended December 31, 2002 decreased $6.8 million (30.0%) to $15.9 million from $22.8 million for the year 2001.

Revenues for BK Radio products, sold primarily to the government and public safety segment of the LMR market, decreased $5.1 million (29.0%) compared to the prior year. This decrease was attributed primarily to a decrease in revenues derived from the U. S. Forest Service (USFS) and the Communications Electronics Command of the U. S. Army (CECOM).

We did not ship any products to CECOM during 2002. During the prior fiscal year, revenues from product shipments to CECOM totaled approximately $2.4 million. The contract under which those shipments were made expired in October 2001. CECOM solicited bids for a new contract in March 2002 and we submitted proposals. Numerous delays have been encountered by CECOM, and the contract has not yet been awarded. CECOM has indicated in recent communications that the solicitation will be canceled and a contract will not be awarded. Accordingly, we are currently pursuing avenues for providing our products to CECOM under other existing contracts. Our shipments to CECOM during the years 1999 through 2001 averaged approximately $2.3 million annually.

During 2002, budget constraints and contract delays combined to reduce shipments to the USFS by $3.4 million compared to the prior year. The USFS is our largest customer representing revenues of approximately $3.5 million and $6.9 million for the years ended December 31, 2002 and 2001, respectively. Due to an extraordinarily active forest fire season, USFS experienced a decrease in the funding available for new two-way communications equipment. Additionally, the USFS contract expired in September 2002, and a new contract was not awarded until December 2002. Revenues from the USFS also decreased because our mobile radio was not included on the contract for most of 2002. We had been awarded the mobile portion of the contract in prior years. The mobile radio has again been awarded to us on the new contract that was issued in December 2002. We were also awarded the portions of the contact for portable radios, base stations, and repeaters. We anticipate that the margins that will be realized under this contract will be consistent with or better than those realized under the previous contract. The contract does not specify definite delivery dates or quantities.

For the year ended December 31, 2002, sales in the business and industrial market segment, served by RELM-branded and Uniden-branded products, decreased approximately $1.7 million (50.3%) when compared to the same period of the prior year. Customer demand in this market segment continued to be weak, reflecting the lack of a sustained economic recovery. Also, due to engineering delays, our new family of portable radios, the RP Series, was ready for sale later in the year than originally anticipated. The RP series is designed as a quality, full-featured, low-cost line to compete effectively in the business and industrial market. We anticipate that the margins that will be realized from these products will be consistent with or better than those realized from the previous contract.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

In response to declining revenues, we recently hired a new executive sales management team and restructured our sales and marketing organization. This team brings to RELM a history of sales and marketing success with another large LMR manufacturer and with other wireless industries as well. We also re-deployed other resources within the company to achieve a strong focus on critical new product introductions. These organizational changes combined with new products that have recently been completed and introduced (e.g. The digital portable radio, RP Series portable radios, and ESAS systems), we believe position us for revenue growth in 2003.

COST OF SALES AND GROSS MARGINS

Cost of sales as a percentage of sales for the year ended December 31, 2002 was 73.6% compared to 70.8% for the same period last year. Due to the lower volumes, we did not fully absorb our manufacturing overhead costs, which adversely impacted cost of sales and gross margins. Responding to lower production volumes, starting in the fourth quarter we reduced manufacturing support staffing and expenses. Also related to lower volumes, during the year we increased reserves for slow moving inventory by approximately $283,000.

Excluding the impact of under-absorption, we continued to decrease direct product costs (i.e. material and labor). Direct product costs for the year ended December 31, 2002 were 55.3% compared to 58.2% for the same period last year. We achieved this improvement by continuing to expand our utilization of high-quality, low-cost contract manufacturers. We presently have agreements with six contract manufacturers, five of which are offshore. By the end of 2002 all of our products were partially or entirely manufactured by these contract manufacturers. These arrangements, combined with our deductions in manufacturing infrastructure expenses, began impact margins in 2002. With a full year of manufacturing under these arrangements in 2003, we expect that trend to continue at an increasing rate for all of our product lines.

We continuously evaluate new manufacturing alternatives to further reduce our product costs. We anticipate that the current relationships or comparable alternatives will be available to the company in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 2002, SG&A expenses totaled $6.5 million or 40.5% of sales compared with $5.9 million or 26.0% for the prior year.

This increase of $550,000 is attributable to the following: (1) the expansion of our product development initiatives ($321,000) for APCO Project 25-compliant digital products and ESAS systems. (2) charges unrelated to our current LMR operations, all of which pertained to old business lines of the company. These charges pertained to a) writing-off the unamortized cost ($211,000) of a digital technology license that we will no longer utilize, b) writing-off the unamortized cost ($120,000) of an investment banking agreement, and c) severance and other expenses ($195,000) associated with restructuring our sales and marketing organization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

The aforementioned increases were partially offset by decreases in marketing and selling ($94,000) and general and administrative expenses ($203,000). Marketing and selling expenses decreased as a result of lower selling commission expenses, which was driven by lower revenues. General and administrative expenses were reduced as certain information systems functions ($121,000) were outsourced and several pending legal matters ($82,000) were resolved.

Bringing products to market that will comply with the APCO 25 standard, and achieving a significant share of the market for these products will continue to require substantial investment to complete research and development and to achieve market penetration. We estimate that these costs will total approximately $393,000 in 2003, and will be funded from existing cash reserves and working capital from operations.

LOSS ON NOTES RECEIVABLE

In April 2002, we learned that the purchaser of the assets of the Company's former paper-manufacturing subsidiary, had ceased operations. The purchaser owed the Company $900,000 plus accrued interest under the terms of two secured promissory notes and had defaulted on its obligations to make principal and interest payments. With guidance from counsel, we evaluated alternatives and took all prudent actions to maximize the possibility of recovery. However, after a comprehensive assessment, we believed that the value of the purchaser's assets and the assets of the guarantor were insufficient to provide any recovery of the amounts due under the notes. Accordingly, the Company wrote-off the entire principal amount ($900,000) of the two promissory notes in the first quarter 2002.

During 2002, the purchaser of our former specialty-manufacturing subsidiary ceased making payments in accordance with a note receivable. The initial amount of the note was approximately $355,000. Presently, the amount due under the note is approximately $175,000 plus accrued interest. This note is derived from the 1997 agreement for the sale of our specialty manufacturing operation. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts during the second and third quarters 2002 to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, we started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, we believe that we will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly we established a collection allowance in the fourth quarter 2002 for the entire principal amount of the note.

The businesses and events associated with the purchasers of the assets of our former subsidiaries are legacies from before 1997. They are not at all related to land mobile radio (LMR) operations, which have been our focus for the past several years. We have excluded these obligations from our cash flow projections and operating plans since 2000. Although the write-off and allowance impacted 2002 earnings, we anticipate no future impact on the execution of our core LMR business plan objectives, including our digital product development, which in February 2003 yielded the introduction of our initial APCO Project 25 compliant digital radio.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

INTEREST EXPENSE

For the year ended December 31, 2002, interest expense totaled approximately $456,000 compared to $579,000 for 2001. We incur interest expense on our revolving line of credit and on the subordinated convertible notes. The interest rate on our revolving line of credit is variable and fluctuated with the prime lending rate. The interest rate on the convertible notes is 8% per annum. The effective interest rate on our revolving line of credit was lower during 2002 as a result of the reductions in the prime lending rate. Also, primarily as a result of improved accounts receivable collections, the principal balance on the revolver as of December 31, 2002 decreased by $780,000 compared to the balance at the same time in 2001.

INCOME TAXES

Income taxes represented effective tax rates of 0% for the years ended December 31, 2002 and 2001. These tax rates are made up of a 34% effective tax rate, the respective state tax rates where we do business, and changes in valuation allowances related to deferred tax assets. For tax purposes, as of December 31, 2002 and 2001, we have federal and state net operating loss carryforwards of approximately $35.0 million and $29.3 million, respectively. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the realizability of the deferred tax assets on our balance sheet and do not believe that we have met the more likely than not criteria; therefore we have established a valuation allowance in the amount of approximately $14.4 and $12.2 million against our net deferred tax assets at December 31, 2002 and 2001, respectively.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000
-----------------------------------------------

SALES

Total sales for the year ended December 31, 2001 increased $1.8 million (8.3%) to $22.8 million from $21.1 million for the year 2000. Sales from core LMR products in 2001 increased $2.6 million (12.8%) to $22.8 million from $20.2 million for the prior year.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

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

COST OF SALES

Cost of sales as a percentage of sales for the year ended December 31, 2001 was 70.8% compared to 74.4% for the same period in the prior year. The overall improvement in cost of sales and gross margins was the result of reductions in manufacturing staff and expenses that were implemented starting in the fourth quarter 2000, combined with increased manufacturing volumes, which allowed for more effective use of manufacturing overhead resources.

We also realized cost improvements by employing a strategy to outsource certain manufacturing operations and products. In March 2000, we entered into a contract manufacturing agreement for the manufacture of certain LMR subassemblies for a period of five years. Also, in connection with our acquisition in March 2000 of certain Uniden product lines, we entered into a manufacturing contract with Uniden Corporation pursuant to which Uniden Corporation manufactures our LMR products branded under the "Uniden" name. Although the contract expired in September 2001, both parties continue to operate in accordance with its terms and conditions. In September 2001, we entered into a contract with an electronic design and manufacturing concern in China for the manufacture of a new family of portable two-way radios. Under the agreement, this company will manufacture for RELM, four models of VHF and UHF portable two-way radio transceivers, and we will have exclusive distribution rights for these products in North, Central, and South America. The agreement is for a term of five years and may be expanded to include additional products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 2001, SG&A expenses totaled $5.9 million or 26.0% of sales compared with $6.9 million or 33.0% for the prior year.

This decrease was the result of our restructuring and cost reduction actions. Selling and marketing staff and expenses, particularly those related to the Uniden product line, were significantly reduced. Likewise, staff and expenses pertaining to general and administrative functions such as finance, information systems, human resources and headquarters were also reduced. Engineering expenses increased by approximately $184,000 (15.7%). This reflected our development of multi-site dispatch capability for our Uniden ESAS systems. These systems were introduced in the second quarter of 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

INTEREST EXPENSE

For the year ended December 31, 2001, interest expense totaled approximately $579,000 compared to $933,000 for the same period last year. Revenue growth and expense reductions throughout the year generated working capital and enabled us to reduce the amount outstanding on our revolving line of credit. Also, the effective interest rate on our revolving line of credit was lower during 2001 as a result of the reductions in the prime lending rate. Other long-term debt was satisfied at various times during 2000, including the mortgage on our facility, which was sold, and capital leases associated with certain manufacturing and computer equipment.

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

INFLATION AND CHANGING PRICES
-----------------------------

Inflation and changing prices for the years ended December 31, 2002, 2001, and 2000 have contributed to increases in wages, facilities, and raw material costs. These inflationary effects were partially offset by increased prices to customers and reduced manufacturing costs associated our initiatives to utilized low-cost contract manufacturers.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

DIVIDENDS
---------

No cash dividends have been paid with respect to our common stock during the past five years. We intend to retain our earnings to fund growth and, therefore, do not intend to pay dividends in the foreseeable future. In addition, our revolving credit line restricts our ability to pay dividends.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities for the year ended December 31, 2002 increased by $1,242,000 to $1,534,000 compared to net cash provided by operating activities of $292,000 for the prior year. The increase is attributable primarily to collection of trade receivables ($2,832,000), decreases in inventory ($1,099,000), partially offset by losses on notes receivable ($1,075,000) pertaining to former subsidiaries (see "Loss On Notes Receivable in Management's Discussion and Analysis) and by the payment of trade payables ($1,043,000). Additionally, depreciation and amortization decreased for the year ended December 31, 2002 by $269,000 to $787,000 compared to $1,056,000 for the previous year.

The decreases in trade receivable and inventory were the result of lower sales volumes and shipments from existing inventory during 2002. Depreciation decreased due to as certain assets reached the end of their depreciation cycle and capital expenditures remained low ($157,000). Net cash used in investing activities for the year ended December 31, 2002 was $ 271,000, an increase of $199,000, as compared to $72,000 net cash used during the prior year, substantially all of this change related to capital expenditures for property and equipment totaling $157,000 and the purchase of DVSI technology for $125,000. These expenditures were primarily for engineering test equipment required for the development of our new digital products. No significant capital expenditures are planned for 2003. Capital expenditures are expected to increase in 2004 when we commence production of our new generation of digital radios. The current revolving line of credit contains restrictions on our capital expenditures. We believe that these restrictions will not impact the execution of our capital investment plans. We anticipate that capital expenditures will be funded through existing cash balances, operating cash flow, and our revolving line of credit.

Net cash provided by (used in) financing activities increased $126,000 to $33,000 for the year ended December 31, 2002 compared to ($93,000) used in previous year. On March 22, 2002, the Company closed a public rights offering, which resulted in net cash to us of $2,021,000. The purpose of the offering was to provide working capital, which will, among other things, be utilized to continue the development of our APCO Project 25-compliant digital product line. The securities offered were "units" priced at $.90 per unit. A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock, exercisable at $1.08 per share at any time on or after February 12, 2003 and until February 11, 2006.

The offering resulted in the sale of 2,775,000 shares of common stock and warrants to purchase 2,775,000 shares of common stock. The offering generated $1.8 million in net proceeds. The warrants are currently quoted on the OTC Bulletin Board with the symbol RELMW.

On May 17, 2002, the underwriter exercised its option to purchase 416,250 additional units at a purchase price of $0.90 per unit to cover over-allotments. The Company received approximately $326,000 in net proceeds from the purchase of these additional units.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

We have a $7 million revolving line of credit with Fleet Business Credit. As of December 31, 2002, the amount outstanding on the line was approximately $2.0 million, a decrease of $1,978,000 compared to the prior year. The reduction was funded through the cash provided from operating activities combined with proceeds from the public rights offering. The formula under the terms of the agreement supported a borrowing base of approximately $2.2 million, of which approximately $0.2 million was available at December 31, 2002. As of December 31, 2002 we were in violation of certain financial covenants in the line of credit agreement. Accordingly, we have reclassified all amounts due under this agreement from long-term debt to current liabilities. Although no definitive agreement has been executed, based upon discussions with the lender, we anticipate entering into a forbearance agreement. We believe that this agreement will have a term of 90 days and will increase the current interest rate (prime rate plus 1.25%) by 2%. Also, the lender will likely charge a one-time fee of $20,000 for the forbearance agreement. The agreement will be reviewed for renewal at the end of its term. It is our intent to seek new financing arrangements during 2003.

In their report on our consolidated financial statements for the year ended December 31, 2002, our independent auditors have included an explanatory paragraph which states "there is substantial doubt about the Company's ability to continue as a going concern". This paragraph is included because we suffered a substantial net loss from operations and were in violation of certain financial covenants in our revolving line of credit agreement. As shown in the accompanying consolidated financial statements, we incurred a net loss of approximately $3.6 million during the year ended December 31, 2002. The violation of financial covenants is an event of default under our agreement with the lender. Accordingly, under the terms of the agreement, the lender may demand immediate payment of all amounts owed. If the lender were to demand payment, we presently would not have sufficient resources to satisfy this obligation and continue with our normal ongoing business activities. The lender has not made such a demand. Based upon discussions with the lender, we anticipate entering into a forbearance agreement, the likely terms of which are disclosed in the previous paragraph. We are seeking a replacement line of credit to fund our working capital demands.

We believe existing cash funds combined with funds generated from operations and our credit facility, assuming a satisfactory forbearance agreement, are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

The following table sets forth the Company's future contractual obligations and off balance sheet arrangements as of December 31, 2002:

(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
                                                                  2003        2004        2005       2006      2007
----------------------------------------------------------------------------------------------------------------------
Future minimum lease commitments                              $    410    $     410     $ 189     $   -        $  -
----------------------------------------------------------------------------------------------------------------------
Convertible subordinate notes                                 $    -      $   3,150     $   -     $   -        $  -
----------------------------------------------------------------------------------------------------------------------
Revolving credit facility                                     $  1,970    $     -       $   -     $   -        $  -
----------------------------------------------------------------------------------------------------------------------
Standby letters of credit                                     $     21    $     -       $   -     $   -        $  -
----------------------------------------------------------------------------------------------------------------------

At December 31, 2002, the Company has $223,000 in unused line of credit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

In March 2000, we leased a 54,000 square feet facility in West Melbourne, Florida. The lease has a term of five years. Rental, maintenance and tax payments were approximately $375,000 and $377,856 in 2001 and 2002, respectively. In May 2002, we rented 3,800 square feet of office space in Lawrence, Kansas, to accommodate the expansion of our digital engineering team. This lease has a term of two years. Rental, maintenance and tax payments for 2002 were $20,052. We anticipate that current leases will be renewed at the time of their expiration dates.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS-CONTINUED
-----------------------

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The words "believe," "estimate," "expect," "intend," "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving line of credit. The lender presently charges interest at the 1.25% over the prime rate. As a result of defaults under the credit agreement, the lender has indicated their intent to increase the interest rate to 3.25% over the prime rate. No definitive agreement regarding the increase has yet been executed.

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $5.1million of debt outstanding as of December 31, 2002, of which $3.1 million, or 61.52%, has been borrowed at a fixed rate of 8.0% with maturity through December 2004. The Company also has $1.9 million of variable rate debt at December 31, 2002. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of December 31, 2002, it is estimated that a 100 basis point increase in interest rates on the Company's revolving line of credit would result in an additional $20,000 in interest incurred per year on its line of credit and a 100 basis point decline would lower interest incurred by $20,000 per year. To ameliorate the risk of interest rate increases, the Company attempts to minimize borrowings.

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

The allowance for collection losses was $69,000 on gross trade receivables of $834,000 as of December 31, 2002. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2002. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2002 cannot be known with certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 2 to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is 8.25% of gross receivables. The increase in percentage is strictly related to the decrease of account receivable balance, is not the result of any particular doubtful account and is appropriate in view of the current economic downturn. We believe that revenues and the receivable balance will increase during 2003, and accordingly, we may experience an increase in this allowance balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the

--------------------------------------

age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We then reserve a portion or all of the customer's balance.

The reserve for slow-moving, excess, or obsolete inventory was $2.6 million at December 31, 2002 as compared to $2.3 million in 2001. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of December 31, 2002 can not be known with certainty as of this document's effective date, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year we reserve 80% of its costs. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next seven years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a seven year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next seven years.

RISK FACTORS
------------

OUR INDEPENDENT AUDITORS, IN THEIR REPORT REGARDING OUR FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002, HAVE INDICATED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent auditors, have reported that substantial doubt exists about our ability to continue as a going concern because we suffered a substantial net loss from operations for the year ended December 31, 2002 and because we are in default under the terms of our credit agreement, because of our violation of certain financial covenants. We incurred a net loss of approximately $3.6 million during the year ended December 31, 2002. Additionally, because we are in default, under the terms of our credit agreement, the lender may demand immediate payment of all amounts owed. If the lender were to demand payment, we presently would not have sufficient resources to satisfy this obligation and continue with our normal ongoing business activities. The lender has not made such a demand. Based upon discussions with the lender, we anticipate entering into a forbearance agreement. We believe that this agreement will have a term of 90 days and will increase the current interest rate (prime rate plus 1.25%) by 2%. Also, the lender will likely charge a one-time fee of $20,000 for the forbearance agreement. The agreement may be reviewed for renewal at the end of its term. We will need to renew the agreement, refinance our loan, or raise additional funds from new sources. If we are unable to borrow sufficient amounts under the Fleet Capital loan agreement or are unable to refinance it, or find alternate lenders, we may be required to significantly curtail or even cease our operations. We are seeking a replacement line of credit to fund our working capital demands.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST

We have a history of substantial losses. We incurred a loss, totaling $3.6 million for the year ended December 31, 2002. For the fiscal year ended December 31, 2001 we reported net income of $0.1 million. As of December 31, 2002, we had an accumulated deficit of approximately $21.8 million. While we have taken steps to improve operations, we cannot assure that we will achieve or sustain profitable operations in the future.

----------------------

WE HAVE A VARIED OPERATING HISTORY ON WHICH INVESTORS CAN EVALUATE OUR FUTURE PROSPECTS

The size and structure of our Company changed significantly from 1997 to 2000. During that time we shifted our focus to the LMR business by selling or discontinuing our non-LMR businesses as well as LMR products that were performing poorly. Accordingly, operating results prior to 2000 may not be useful in projecting our future results.

In light of the nature of our LMR products, our operating results are difficult to forecast, because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our expenses in a timely manner to compensate for an unexpected revenue shortfall. A shortfall in revenues will significantly harm our business and operating results. In addition, we are and will continue to be subject to numerous risks, uncertainties, expenses, delays, and difficulties in our attempt to concentrate our efforts on the LMR business due to a variety of factors, including:


o    Availability of products;

o Our dependence upon orders placed by the United States Federal Government and its agencies;

o The timing and amount of orders we receive from our customers, which may be tied to seasonal demand;

o Cancellations or delays of customer product orders, or the loss of a significant customer;

o Reductions in consumer demand for our customers' products generally or for our products in particular;

o A reduction in the average selling price for our products as a result of competitive factors;

o    The timing and amount of research and development expenditures;

o    General business conditions in our markets;

o Any new product introductions, or delays in product introductions, by us or our competitors;

o Increased costs charged by our suppliers or changes in the delivery of products to us; and

o Increased competition or reductions in the prices that we are able to charge.

As a result of these and other factors, we believe that period-to-period comparisons for years prior to 2000, of our historical results of operations may not be a good predictor of our future performance.

----------------------

WE RELY ON OUR LINE OF CREDIT TO FINANCE OPERATIONS

Our loan agreement contains numerous financial and operating covenants. We have defaulted on some of these covenants as of December 31, 2002. Based upon discussions with the lender, we anticipate entering into a forbearance agreement. We believe that this agreement will have a term of 90 days and will increase the current interest rate (prime rate plus 1.25%) by 2%. Also, the lender will likely charge a one-time fee of $20,000 for the forbearance agreement. The agreement will be reviewed for renewal at the end of its term. It is our intent to seek new financing arrangements during 2003. There can be no assurance that we will not cause an event of default in the future or that such defaults will be cured or waived. These covenants place restrictions on our ability to incur additional indebtedness, to pay dividends and other distributions, to repay other obligations, to create liens or other encumbrances, to make investments, to engage in transactions with affiliates, to sell or otherwise dispose of assets and to merge or consolidate with other entities, and will otherwise restrict our corporate activities.

Our failure to comply with the ratios and tests contained in the Fleet Business Capital loan agreement could result in acceleration of the indebtedness to Fleet. To secure our obligations under the agreement, we have granted to Fleet Capital a first priority pledge of, and security interest in, substantially all of our assets. If the maturity of our indebtedness were accelerated, we might not have sufficient assets to repay such indebtedness in full.

When our Fleet Business Capital loan agreement expires, we will need to renew the agreement, refinance our loan, or raise additional funds from new sources. If we are unable to borrow sufficient amounts under the Fleet Capital loan agreement or are unable to refinance it, or find alternate lenders, we may be required to significantly curtail or even cease our operations.

We will continue to need significant capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all. In addition, our capital requirements in connection with the development, marketing and sale of our LMR products are, and will continue to be, significant.

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

At December 31, 2002, our total liabilities and debt were approximately $7.9 million and shareholders' equity was approximately $5.0 million. Our leverage could have important consequences to you. For example, it could:

     . make it more difficult for us to satisfy our obligations with respect to our indebtedness;

     . increase our vulnerability to general adverse economic and industry conditions;

     . limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

----------------------

     . require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

     . limit our flexibility in planning for, or reacting to, changes in our business and industry; and

     .   limit our ability to borrow additional funds.

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

----------------------

they have established reputations for success in developing and producing LMR products. These advantages may allow them:

     . to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

     .   to engage in more extensive research and development;

     .   to undertake more far-reaching marketing campaigns;

     .   to be able to take advantage of acquisitions and other opportunities;

     .   to adopt more aggressive pricing policies; and

     . make more attractive offers to potential employees, strategic partners and advertisers.

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

An increase in the demand for APCO 25 compliant products, would benefit competitors who are better financed and have inventories that will meet such demand. APCO 25 compliant products have already been brought to the market by several of our competitors. We are presently selling an APCO 25 compliant product pursuant to a licensing agreement with another company while are developing our own digital products that comply with the APCO 25 standard. The development of the fist model is complete, and available for sale. Bringing such products to market and achieving a significant share of the market for these products will continue to require substantial expenditure of funds to complete research and development and extensive marketing to achieve market penetration. There can be no assurance that we will be successful in developing and/or acquiring and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances by others, or that our new products will be accepted by customers. An inability to successfully develop products could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON A FEW MANUFACTURERS TO PRODUCE OUR PRODUCTS

We contract with manufacturers to produce our products and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. We currently have a single source for the manufacture of our Uniden products. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or

----------------------

alternative contract manufacturers could cause our business, financial condition and results of operations to suffer.

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

WE DEPEND HEAVILY ON SALES TO THE UNITED STATES GOVERNMENT

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2002, approximately 39% of our LMR sales were to agencies and departments of the federal government. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, and political factors. The loss or non-renewal of sales to the U.S. Government could have a material adverse effect upon us.

RETENTION OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL IS CRITICAL TO OUR
BUSINESS

Our success is largely dependent on the personal efforts of David P. Storey, our President and Chief Executive Officer, William Kelly, our Chief Financial Officer, and Harold Cook and Chris Ramsden, our Vice Presidents. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. The loss of any of their services could have a material adverse effect on our operations. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees.

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense, and we are further hindered in our recruiting efforts by the lack of a readily available pool of candidates in West Melbourne, Florida, where we are headquartered. There can be no assurance that we will be able to hire or retain necessary personnel. The inability to attract and retain qualified personnel could cause our business, financial condition, and results of operations to suffer.

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

----------------------

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

WE CARRY SUBSTANTIAL QUANTITIES OF INVENTORY

We carry a significant amount of inventory to service customer requirements in a timely manner. If we are unable sell this inventory over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our net sales and gross margins. In addition, it is critical to our success that we accurately predict trends in consumer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could harm our operating results.

WE RELY ON A COMBINATION OF CONTRACT, COPYRIGHT, TRADEMARK AND TRADE SECRET LAWS TO PROTECT OUR PROPRIETARY INFORMATION AND TECHNOLOGY

We have federal trademark registrations for the names "Wilson," "Utilicom," "Citicom," "Mini-com," "Regency Electronics" and "Force Communications." In addition, we have worldwide nonexclusive licenses to use the federal trademarks "Uniden" and "ESAS." The 18 United States patents that we

----------------------

owned have expired. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. Although we believe that trademark protection should prevent another party from manufacturing and selling competing products under one or more of our trademarks, there can be no assurance that the steps we have taken to protect our trademarks will be successful. In addition, patents may not be issued under future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

OUR FLUCTUATING QUARTERLY OPERATING RESULTS COULD CAUSE VOLATILITY IN OUR STOCK PRICE

Our quarterly operating results may fluctuate significantly from quarter to quarter and may be below the expectations of public market analysts and investors, resulting in volatility for the market price for our common stock. Other factors affecting the volatility of our stock price include:

     .   future announcements concerning us or our competitors;

     . the announcement or introduction of technological innovations or new products by us or our competitors;

     .   changes in product pricing policies by us or our competitors;

     . changes in earnings estimates of us or our competitors by securities analysts;

     .   additions or departures of key personnel; and

     .   sales of our common stock.

RISK OF WAR AND TERRORISM

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers that could have an adverse effect on our operations and financial results. The economic uncertainty stemming from the terrorist attacks of September 11, 2001 may continue through the pending wartime economy in the United States. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to control expenses, continue to invest in our business and make capital expenditures when they will increase productivity, profitably, or revenue.

WE MAY BE SUBJECT TO COSTLY LITIGATION RESULTING IN AN ADVERSE AFFECT ON OUR FINANCIAL CONDITION

We are currently involved in six lawsuits as a defendant or plaintiff. While there is no way to predict the success or failure of any litigation, we are vigorously defending those actions in which we are defendants. Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products

----------------------

further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition. In addition, agreements regarding the purchase or sale of certain assets and businesses require us to indemnify the purchasers or buyers of such assets or businesses for any damages they may suffer if third party claims give rise to losses. Two indemnification claims are pending. We cannot guarantee that there will not be future claims. Any such claims may require us to pay substantial damages, which could cause our business, financial condition and results of operations to suffer.

CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS AND NEVADA LAW MAY DISCOURAGE A POTENTIAL TAKEOVER

Our articles of incorporation could discourage or prevent potential acquisitions of our company that stockholders may consider favorable. Our articles of incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could be beneficial to our shareholders.

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

RISKS ASSOCIATED WITH LISTING ON THE NASDAQ SMALLCAP MARKET

On May 1, 2002, the Company was notified by Nasdaq Listing Qualifications that for the previous 30 consecutive trading days the Company's stock had closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(d) the Company had 180 days, until October 28, 2002, to regain compliance. The Company did not regain compliance by the designated date. On October 29, 2002, the Company was granted an additional 180 days, until April 28, 2003, to regain compliance. If at any time before April 28, 2003 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq Staff will provide written notification that the Company complies with the rule. Otherwise the Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal the staff's determination to a Listing Qualifications Panel.

Our common stock trades on the NASDAQ SmallCap Market, conditioned upon our meeting certain standards relating to assets, stock price, stockholder base and market value, as well as certain non-quantitative maintenance criteria established by the NASDAQ SmallCap Market. These eligibility

----------------------

requirements are subject to change from time to time. If we do not meet the listing criteria, our stock could be delisted. The effects of delisting from the NASDAQ SmallCap Market would include, among other things, less coverage by investment bankers and institutions, the limited release of the market price of the common stock and limited news coverage of our company. These effects could materially adversely affect the trading market, liquidity and prices for our common stock, as well as our ability to issue additional securities or to secure additional financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of RELM Wireless Corporation

We have audited the accompanying consolidated balance sheet of RELM Wireless Corporation as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a substantial net loss from operations and was in default of its loan agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            /s/ BDO Seidman LLP


Miami, Florida
March 28, 2003

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated balance sheet of RELM Wireless Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States


                                                          /s/ Ernst & Young LLP

Jacksonville, Florida
March 1, 2002,
except for Note 19, as to which date is
March 22, 2002

                            RELM Wireless Corporation

                           Consolidated Balance Sheets

                        (In Thousands, except share data)

                                                                            December 31
                                                                          2002        2001
                                                                        -------------------


ASSETS
------
Current assets:
           Cash and cash equivalents                                    $ 1,631     $   335
           Trade accounts receivable (net of allowance for doubtful
           accounts of $69 in 2002 and $1,540 in 2001)                      765       3,597
           Inventories, net                                               7,862       8,961
           Notes receivable                                                  21          60
           Prepaid expenses and other current                               289         452
                                                                        -------------------

Total current assets                                                     10,568      13,405

Property, plant and equipment, net                                        1,792       2,156
Notes receivable, less current portion                                       41         911
Debt issuance costs, net                                                    341         512
Other assets                                                                114         639
                                                                        -------------------
Total assets                                                            $12,856     $17,623
                                                                        ===================


See notes to consolidated financial statements.

                            RELM Wireless Corporation

                           Consolidated Balance Sheets

                        (In Thousands, except share data)


                                                                               December 31
                                                                            2002           2001
                                                                          ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
        Current maturities of long-term debt                              $  1,970      $    100
        Accounts payable                                                     2,127         3,171
        Accrued compensation and related taxes                                 466           532
        Accrued warranty expense                                               103            79
        Accrued expenses and other current liabilities                         168           261
                                                                          ----------------------
Total current liabilities                                                    4,834         4,143

Long-term debt                                                               3,150         6,998


Stockholders' equity:
        Preferred stock; $1.00 par value; 1,000,000 authorized shares           --            --
        none issued or outstanding
        Common stock; $.60 par value; 20,000,000 authorized shares:
        8,540,088 and 5,346,174 issued and outstanding shares at
        December 31, 2002 and  2001, respectively                            5,123         3,207
        Additional paid-in capital                                          21,557        21,452
        Deficit                                                            (21,808)      (18,177)
                                                                          ----------------------
Total stockholders' equity                                                   4,872         6,482
                                                                          ----------------------
Total liabilities and stockholders' equity                                $ 12,856      $ 17,623
                                                                          ======================


See notes to  consolidated financial statements.

                            RELM Wireless Corporation

                      Consolidated Statements of Operations

                        (In Thousands, Except Share Data)

                                                                       Year ended December 31
                                                                   2002          2001          2000
                                                                 ------------------------------------
Sales                                                            $ 15,978      $ 22,809      $ 21,054
Expenses
      Cost of products                                             11,760        16,190        15,674
      Selling, general & administrative                             6,476         5,926         6,930
      Loss on notes receivable                                      1,075            --            --
                                                                 ------------------------------------
                                                                   19,311        22,116        22,604
                                                                 ------------------------------------

Operating income (loss)                                            (3,333)          693        (1,550)
Other income (expense):
      Interest expense                                               (456)         (579)         (933)
      Gain on sale of facility and equipment                           --            --           984
      Other income                                                    158             8           337
                                                                 ------------------------------------
Total other income (expense)                                         (298)         (571)          388
                                                                 ------------------------------------

Income (loss) from continuing operations before discontinued
      operations                                                   (3,631)          122        (1,162)

Discontinued operations:
      Loss from discontinued operations net of taxes                   --            --          (266)
                                                                 ------------------------------------
Net income (loss)                                                $ (3,631)     $    122      $ (1,428)
                                                                 ========      ========      ========

Income (loss) per share-basic and diluted:
      Continuing operations                                      $  (0.47)     $   0.02      $  (0.22)
      Discontinued operations                                          --            --         (0.05)
                                                                 ------------------------------------
Net income (loss)                                                $  (0.47)     $   0.02      $  (0.27)
                                                                 ====================================

See notes to consolidated financial statements.

                            Relm Wireless Corporation

                 Consolidated Statements of Stockholders' Equity

                        (In Thousands, Except Share Data)

                                                                       Additional
                                                 Common Stock            Paid-In      Accumulated
                                              Shares        Amount       Capital        Deficit        Total
                                            -------------------------------------------------------------------
Balance at December 31, 1999                5,090,405     $   3,053     $  20,195      $ (16,871)     $   6,377
     Common stock issued for services
       rendered                               200,000           120           531             --            651
     Common stock warrants issued                  --            --           635             --            635
     Common stock issued for conversion
       of debt                                 30,769            19            81             --            100
     Common stock issued for services
       rendered                                25,000            15            10             --             25
     Net loss                                      --            --            --         (1,428)        (1,428)
                                            -------------------------------------------------------------------
Balance at December 31, 2000                5,346,174         3,207        21,452        (18,299)         6,360

     Net income                                    --            --            --            122            122
                                            -------------------------------------------------------------------
Balance at December 31, 2001                5,346,174         3,207        21,452        (18,177)         6,482

     Public rights offering                 3,191,250         1,915           106             --          2,021

     Other                                      2,664             1            (1)            --             --

Net loss                                           --            --            --         (3,631)        (3,631)
                                            -------------------------------------------------------------------

Balance at December 31, 2002                8,540,088     $   5,123     $  21,557      $ (21,808)     $   4,872
                                            ===================================================================

See notes to  consolidated financial statements.

                            RELM Wireless Corporation

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                         Year ended December 31
                                                                      2002         2001        2000
                                                                    ---------------------------------
Cash flows from operating activities
Net income (loss)                                                   $(3,631)     $   122      $(1,428)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Loss on notes receivable                                           1,075           --           --
    Allowance for doubtful accounts                                  (1,471)         (15)        (117)
    Inventories reserve                                                 283          341           44
   Write down of investment banking agreement                           120           (8)          (4)
   Write down of technology agreement                                   211           --           --
   Depreciation and amortization                                        787        1,056        1,429
   Gain on disposal of property and equipment, and other assets          --           --         (984)
   Change in operating assets and liabilities:
     Accounts receivable                                              4,303          130       (1,629)
     Inventories                                                        816         (362)       3,344
     Accounts payable                                                (1,043)        (431)        (818)
     Other current assets                                               209         (146)         (25)
     Other current liabilities                                         (125)        (395)        (243)
                                                                    ---------------------------------
Cash provided by (used in) operating activities                       1,534          292         (431)

Cash flows from investing activities
Purchases of property and equipment                                    (157)         (87)        (251)
Payment for technology agreement                                       (125)          --           --
Collections on notes receivable                                           9           13          710
Proceeds from disposals of facility and equipment                         2            2        5,944
Cash paid for Uniden product line                                        --           --       (2,016)
                                                                    ---------------------------------
Cash provided by (used in) investing activities                        (271)         (72)       4,387

Cash flows from financing activities
Repayment of debt and capital lease obligations                         (10)        (748)      (5,494)
Proceeds from debt                                                       --           --        3,250
Net increase (decrease) in revolving credit lines                    (1,978)         655       (1,229)
Private Placement Costs                                                  --           --         (276)
Rights offering                                                       2,021           --           --
                                                                    ---------------------------------
Cash provided by (used in) financing activities                          33          (93)      (3,749)
                                                                    ---------------------------------

Increase in cash                                                      1,296          127          207
Cash and cash equivalents, beginning of year                            335          208            1
                                                                    ---------------------------------
Cash and cash equivalents, end of year                              $ 1,631      $   335      $   208
                                                                    =================================

Supplemental disclosure
Interest paid                                                       $   476      $   579      $   933
                                                                    =================================

Common stock issued for services rendered                           $    --      $    --      $   676
                                                                    =================================

See notes to consolidated financial statements

                            RELM Wireless Corporation

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of land mobile radios and base station components and subsystems, which are sold to the government and business and industrial markets. The Company has only one reportable business segment.

PRINCIPLES OF CONSOLIDATION

The accounts of the Company and its subsidiary have been included in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost (determined by the average cost method) or market. Shipping and handling costs are classified as a component of cost of products in the consolidated statements of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. During 2002, the Company recorded the following asset impairments.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



IMPAIRMENT OF LONG-LIVED ASSETS-CONTINUED

On May 12, 2000, the Company engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, the Company granted warrants to JMS, valued at $226 to purchase 166,153 shares of the Company's common stock at an aggregate purchase price of one hundred dollars. The warrants had a five-year term and an exercise price of $3.25 per share. The value of the warrants was being amortized on a straight-line basis over the estimated life of the contract. Accumulated amortization at December 31, 2002 and 2001 was $120 and $76 respectively. In the fourth quarter the Company was notified that JMS had closed its New York office, and the firm no longer employs the principals who handled the Company's account. Therefore, the Company does not anticipate receiving further services under this agreement. Accordingly, the Company elected to write-off the remaining value of the warrants totaling approximately $120 during the fourth quarter of 2002.

In March 1998, the Company entered into an agreement with Racal Communications, Inc. (presently known as "Thales") which, among other things, licensed the Company to use Thales' digital APCO project 25-compliant technology under specified terms and conditions. The cost of the technology license was $300 and was being amortized over a period of eight years. The Company has since developed its own APCO project 25-compliant digital technology, which was completed in the fourth quarter 2002. Consequently, the Company does not anticipate utilizing the technology provided for by its agreement with Racal. Accordingly, the Company elected to write-off the remaining value of the technology agreement totaling $211 during the fourth quarter of 2002.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company's aged receivables, which are determined based on historical experience and the Company's assessment of the general financial conditions affecting the Company's customer base. If the Company's actual collections experience changes, revisions to the Company's allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, with respect to notes receivable, the Company stops accruing interest when collection of a note becomes doubtful. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2002 is adequate.

REVENUE RECOGNITION

Sales revenue is recognized as goods are shipped, except for sales to the U.S. Government, which are recognized when the goods are received.

INCOME TAXES

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

CONCENTRATION OF CREDIT RISK

The Company is in the business of designing, manufacturing, and marketing of wireless communications equipment consisting primarily of land mobile radios, base station components and subsystems. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 2002 and 2001, accounts receivable from governmental customers were approximately $125 and $2,800, respectively. Receivables generally are due within 30 days. Credit losses relating to customers in the land mobile radios, base station components and subsystems industry consistently have been within management's expectations and are comparable to losses for the portfolio as a whole.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's management believes that carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial instruments. The fair value of short-term and long-term debt approximates market, as the interest rates on these financial instruments approximate current rates available to the Company.

ADVERTISING COSTS

The cost for advertising is expensed as incurred. The total advertising expense for 2002, 2001, and 2000 was $202, $188, and $161, respectively.

ENGINEERING, RESEARCH AND DEVELOPMENT COSTS

Included in selling, general and administrative expenses for 2002, 2001, and 2000 are research and development costs of $1,865, $1,359, and $1,175, respectively.

STOCK BASED COMPENSATION

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

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



STOCK BASED COMPENSATION-CONTINUED

                                                                     YEAR ENDED DECEMBER 31
                                                            2002               2001            2000
                                                          ------------------------------------------
         Net income (loss) as reported                    $(3,631)           $  122          $(1,428)

         --------------------------------------------------------------------------------------------------
         Add: Stock-based employee compensation                 -                 -                -
         expense included in reported net income,
         net of related tax effects
         --------------------------------------------------------------------------------------------------

         Deduct: Total stock-based employee                  (676)             (620)            (483)
         compensation expense determined under fair
         value based method for all awards, net of
         related tax effects
                                                          ------------------------------------------
         Pro-forma net loss                               $(4,307)           $ (498)         $(1,911)
                                                          ==========================================

         EARNINGS PER SHARE:
         --------------------------------------------------------------------------------------------------
         Basic--as reported                               $ (0.47)           $ 0.02          $ (0.27)
                                                          ==========================================
         Basic--pro forma                                   (0.55)            (0.09)           (0.36)
                                                          ==========================================
         Diluted--as reported                               (0.47)             0.02            (0.27)
                                                          ==========================================
         Diluted--pro forma                               $ (0.55)           $(0.09)         $ (0.36)
                                                          ==========================================
         --------------------------------------------------------------------------------------------------


EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

COMPREHENSIVE INCOME (LOSS)

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income (loss) and its components in its financial statements. The Company does not have any significant components of other comprehensive income (loss) to be reported under SFAS No. 130. Total comprehensive income (loss) is equal to net income (loss) reported in the financial statements.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


PRODUCT WARRANTY

The Company offers two-year warranties to its customers depending on the specific product and terms of the customer purchase agreement. The Company's typical warranties require it to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



RECENT ACCOUNTING PRONOUNCEMENTS-CONTINUED
------------------------------------------

accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements. Management does not intend to adopt fair value accounting under SFAS 123.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period.

The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)




RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  GOING CONCERN UNCERTAINTIES AND MANAGEMENT'S PLANS OF RESOLUTION

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of approximately $3.6 million during the year ended December 31, 2002. Also, as discussed in Note 8, the Company was in default of its line of credit agreement. Accordingly, under the terms of the agreement, the lender may demand immediate payment of all amounts owed. The lender has not made such a demand. Should the lender demand immediate payment, the Company does not have sufficient resources to satisfy this obligation and continue with its normal ongoing business activities. The lender has verbally agreed to enter into a forbearance agreement with the Company. The Company believes that this agreement will have a term of 90 days and will increase the interest rate charged by 2%. Also, the lender will charge a one-time fee of $20 for the forbearance agreement. The agreement may be reviewed for renewal at the end of its term. As a result of these circumstances, the line of credit has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2002.

The default could have a material adverse impact on the Company's ability to meet working capital requirements. The Company is seeking a replacement line of credit to adequately fund its working capital demands. The ability of the Company to continue as a going concern is predicated upon certain factors, including its ability to find alternate lenders and refinance its revolving line of credit, and to successfully implement its business plans. While pursuing alternative financing, Company must continue to operate on cash flow generated from operations and its existing line of credit. The continued support and forbearance of its present lender will be required, although this is not assured. The Company plans to improve its working capital position by reducing operating costs and selling inventory, and marketing new products.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



3.  INVENTORIES

Inventory, which is presented net of allowance for obsolete and slow moving inventory, consisted of the following:


                                                                                   DECEMBER 31
                                                                             2002              2001
                                                                       ------------------------------------
         Finished goods                                                       $4,948           $5,724
         Work in process                                                         507              799
         Raw materials                                                         2,407            2,438
                                                                       ------------------------------------
                                                                              $7,862           $8,961
                                                                       ====================================

The allowance for obsolete and slow moving inventory is as follows:


                                                                    YEAR ENDED DECEMBER 31
                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Balance, beginning of year                         $2,319            $1,978           $1,934
         Charged to cost of sales                              283               341               44
                                                     ------------------------------------------------------
                                                            $2,602            $2,319           $1,978
                                                     ======================================================



On March 13, 2000, the Company acquired the private radio communications product lines from Uniden Corporation for approximately $1.8 million. Under the terms of the transaction, RELM acquired all of Uniden's current land mobile radio inventory, certain non-exclusive intellectual property rights, and assumed responsibility for service and technical support. At December 31, 2002, a portion ($900) of inventory that pertains to the Uniden product line is in excess of optimal levels based on the recent sales volumes. Certain new product development has been completed and marketing programs have been implemented that will reduce this inventory over the near term. Management believes no loss will be incurred on the disposition of this inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should that program not be successful.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is composed of the following:


                                                                    YEAR ENDED DECEMBER 31
                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Balance, beginning of year                       $  1,540          $  1,555           $1,672
         Provision for doubtful accounts                       (26)                -               58
         Uncollectible accounts written off                 (1,445)              (15)            (175)
                                                     ------------------------------------------------------
                                                          $     69          $  1,540           $1,555
                                                     ======================================================


5.  DEBT ISSUANCE COSTS

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares of the Company's stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The warrants have a five-year term and an exercise price of $3.25 per share. The debt issuance costs, which totaled $817, are being amortized on a straight-line basis over the life of the notes (5 years). Accumulated amortization at December 31, 2002 and 2001 was $476 and $306, respectively.

On May 12, 2000, the Company engaged Janney Montgomery Scott (JMS) to provide certain investment banking services. In connection with the engagement, the Company granted warrants to JMS, valued at $226, to purchase 166,153 shares of its common stock at an aggregate purchase price of one hundred dollars. The warrants had a five-year term and an exercise price of $3.25 per share. The value of the warrants was being amortized on a straight-line basis over the estimated life of the contract. Accumulated amortization at December 31, 2002 and 2001 was $120 and $76 respectively. In the fourth quarter the Company was notified that JMS had closed its New York office, and the firm no longer employs the principals who handled the Company's account. Therefore, the Company does not anticipate receiving further services under this agreement. Accordingly, the Company elected to write-off the remaining value of the warrants totaling approximately $120 during the fourth quarter of 2002.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of December 31, 2002 and 2001 includes the following:

                                                                             2002              2001
                                                                       ------------------------------------
         Leasehold improvements                                               $    98          $    98
         Machinery and equipment                                                8,702            7,498
         Less accumulated depreciation                                         (7,008)          (5,440)
                                                                       ------------------------------------
         Net property, plant and equipment                                    $ 1,792          $ 2,156
                                                                       ====================================

Depreciation expense for 2002, 2001, and 2000 was $519, $761, and $1,221, respectively. During 2002 the Company exercised bargain purchase options pursuant to certain capital lease agreements. The net book value of the equipment to which these leases pertained was zero as of December 31, 2002. Accordingly the original cost of the equipment ($2,202) and its accumulated depreciation ($2,202) were reclassified from equipment under capital leases to Property, Plant and Equipment.

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

7.  NOTES RECEIVABLE

In April 2002, we became aware that, the purchaser of the Company's former paper-manufacturing subsidiary, had ceased operations. The purchaser owed the Company $900 plus accrued interest under the terms of two secured promissory notes and had defaulted on its obligations to make principal and interest payments. With guidance from counsel, management evaluated alternatives and took all prudent actions to maximize the possibility of recovery. However, after a comprehensive assessment, we believed that the value of purchaser's assets and the assets of the guarantor were insufficient to provide any recovery of the amounts due under the notes. Accordingly, the Company wrote-off the amount owed in the first quarter 2002.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



7.  NOTES RECEIVABLE-CONTINUED

 During 2002, the purchaser of the Company's former specialty manufacturing subsidiary, ceased making payments in accordance with a note receivable. The original amount of the note was approximately $355. As of December 31, 2002 the amount due under the note is approximately $175 plus accrued interest. This note resulted from a 1997 agreement for the sale of the assets of our former specialty-manufacturing subsidiary. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts during the second and third quarters 2002 to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, the Company started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, management believes that the Company will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly, we established a collection allowance in the fourth quarter 2002 for the entire principal amount of the note.

8.  DEBT

Long term debt consists of the following:

                                                                                           DECEMBER 31
                                                                                       2002             2001
                                                                                ------------------------------------
Line of credit                                                                       $  1,970           $3,948
Convertible subordinated note, matures 2004, interest only payment at
   8% per annum through December 31, 2004, at which time principal is
   due.                                                                                 3,150            3,150
                                                                                ------------------------------------
Total debt                                                                              5,120            7,098
Less current portion                                                                   (1,970)            (100)
                                                                                ------------------------------------
Long-term debt                                                                       $  3,150           $6,998
                                                                                ====================================

Maturities of long-term debt for years succeeding December 31, 2002 are as follows:

         2003                                                                                 $ 1,970
         2004                                                                                   3,150
                                                                                        -------------------
                                                                                              $ 5,120
                                                                                        ===================

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


8.   DEBT-CONTINUED

The Company's amended revolving credit agreement provided for a maximum line of credit of $7,000 reduced by outstanding letters of credit and other factors. Outstanding letters of credit were $21 and $127 at December 31, 2002 and December 31, 2001, respectively. Included in the $7,000 line is a $500 term loan with monthly principal payments of $8, which commenced on April 1, 1999. The term loan has a balance of $100 at December 31, 2002. Interest on the unpaid principal balance accrues at the prime rate plus 1.25% (4.25% and 5.00 % at December 31, 2002 and 2001, respectively). There is an annual fee of .25% on the line. The line of credit is collaterized by substantially all of the Company's non-real estate assets. At December 31, 2002 and 2001, the Company had approximately $223 and $1,341 of availability on the revolving credit facility, respectively. The credit agreement requires, among other things, compliance with financial covenants and capital expenditure limitations. As of December 31, 2002 the Company was in violation of certain financial covenants in the line of credit agreement. Based upon discussions with the lender, the Company anticipates entering into a forbearance agreement. Although no definitive agreement has yet been executed, the Company believes that this agreement will have a term of 90 days and will increase the current interest rate by 2%. Also, the lender will likely charge a one-time fee of $20 for the forbearance agreement. The agreement will be reviewed for renewal at the end of its term. The Company is currently in discussions with other lenders to replace this revolving facility. Accordingly, the Company has reclassified the line of credit, totaling $1,970 as of December 31, 2002, as a current liability

As of December 31, 2002 and 2001, the Company had convertible subordinated notes totaling $3,150. The notes owe interest only at 8% per annum, payable quarterly, and are due on December 31, 2004. The notes are convertible at $1.95 per share.

9.  LEASES

The Company leases its facility in West Melbourne, Florida under a long-term operating lease, which expires on June 30, 2005. In May 2002, the Company leased a 3.8 thousand square feet of office space in Lawrence, Kansas, to accommodate the expansion of its digital engineering team. This lease expires on April 30, 2004. At December 31, 2002, the future minimum lease payments for operating leases are as follows: $410 in 2003 through 2004, and $189 in 2005.

Total rental expense for 2002, 2001, and 2000 were $398, $375, and $274, respectively.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



9.       LEASES-CONTINUED

As of December 31, 2002 and 2001, property, plant, and equipment includes equipment purchased under a capital lease as follows:

                                                                             2002              2001
                                                                       ------------------------------------

         Cost                                                              $   2,202        $   2,202
         Accumulated depreciation                                             (2,202)          (2,195)
                                                                       ------------------------------------
                                                                           $       -        $       7
                                                                       ====================================

10. INCOME TAXES

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Statutory U.S. income tax rate                   (34.00)%           34.00%          (34.00)%
         States taxes, net of federal benefit              (3.63)%            4.35%           (3.63)%
         Permanent differences                              0.21%             6.77%            0.93%
         Change in valuation allowance                     62.19%           (15.09)%          35.78%
         Other                                            (24.77)%          (30.03)%           0.92%
                                                     ------------------------------------------------------
         Effective income tax rate                          0.00%             0.00%            0.00%
                                                     ======================================================


Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)



10. INCOME TAXES-CONTINUED

The components of the deferred income tax assets (liabilities) are as follows:

                                                                                   DECEMBER 31
                                                                             2002              2001
                                                                       ------------------------------------
         Deferred tax assets:
            Net operating loss carryforwards                               $  13,174      $    10,816
            Tax credits                                                          129              129
             Section 263A costs                                                  195              277

            Asset reserves:
              Bad debts                                                           96              580
              Inventory reserve                                                  979              924
            Accrued expenses:
              Compensation                                                       103              219
              Other                                                               24               80
                                                                       ------------------------------------
         Total deferred tax assets                                            14,700           13,025

         Deferred tax liabilities:

            Depreciation                                                        (286)            (606)
            Expense reserve                                                        -              (72)
            Unrealized capital gain                                                -             (128)
                                                                       ------------------------------------
         Total deferred tax liabilities                                         (286)            (806)
                                                                       ------------------------------------
         Subtotal                                                             14,414           12,219

         Valuation allowance                                                 (14,414)         (12,219)
                                                                       ------------------------------------
         Net deferred tax assets (liabilities)                             $       -      $         -
                                                                       ====================================

For tax purposes, the Company, at December 31, 2002, has federal and state net operating loss carryforwards of approximately $35,003. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2010. During 2002 and 2001, the Company utilized $0 and $95, respectively, of its net operating loss carryforwards. In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


10. INCOME TAXES-CONTINUED

assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its consolidated balance sheet and does not believe it has met the more likely than not criteria; therefore the Company has established a valuation allowance in the amount of $14,414 against its net deferred tax assets at December 31, 2002.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

11. INCOME (LOSS) PER SHARE

The following table sets the computation of basic and diluted loss per share from continuing operations:

                                                                             YEAR ENDED DECEMBER 31
                                                                     2002             2001              2000
                                                              ------------------------------------------------------
Numerator:
   Net income (loss) from continuing operations
     (numerator for basic and diluted earnings (loss)
     per share)                                                 $      (3,631)     $        122     $     (1,162)

Denominator:
   Denominator for basic earnings per share-weighted
     average shares                                                 7,787,230         5,346,174        5,346,174
   Denominator for diluted earnings per share-weighted
     average shares                                                 7,787,230         5,383,452        5,346,174
Basic and diluted income (loss) per share                       $       (0.47)     $       0.02     $      (0.22)
                                                              ======================================================


A total of 7,295,968 and 2,395,050 shares related to options and warrants and convertible debt are not included in the computation of loss per share for 2002 and 2000, respectively, because to do so would have been anti-dilutive for those periods.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


12.  STOCK OPTION AND OTHER STOCK OPTION PLANS

The Company has two plans whereby eligible officers, directors and employees can be granted options for the future purchase of Company common stock at the market price on the grant date. The options, if not exercised within five-year or ten-year periods, expire.

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                                                    SHARES           OPTION       WEIGHTED AVERAGE
                                                                 UNDER OPTION    PRICE PER SHARE   EXERCISE PRICE
                                                              ------------------------------------------------------
Balance at December 31, 1999                                         751,666      $1.50- $6.25          3.54
Options granted                                                      581,000       0.406-2.85           1.78
Options expired or terminated                                       (373,000)       1.50-6.25           3.89
                                                              ------------------------------------------------------
Balance at December 31, 2000                                         959,666       0.406-4.06           2.40
Options granted                                                      527,500        0.99-1.10           1.06
Options expired or terminated                                        (78,666)       2.56-4.00           2.88
                                                              ------------------------------------------------------
Balance at December 31, 2001                                       1,408,500       0.406-4.06           1.84
Options granted                                                       90,000        0.61-1.10           0.94
Options expired or terminated                                        (80,000)       1.00-4.06           2.36
                                                              ------------------------------------------------------
Balance at December 31, 2002                                       1,418,500       $0.61-$3.06         $1.76
                                                              ======================================================

Exercisable at December 31, 2002                                     997,750       $0.61-$3.06         $1.83
                                                              ======================================================

At December 31, 2002, 281,500 unissued options were available under the two plans.

The weighted average contractual life of stock options outstanding as of December 31, 2002, 2001, and 2000 was 7.3, 8 and 8 years, respectively. Generally, employee options have a 10-year life and vest over a 4-year period from grant date. Director options have a five-year life and vest in eleven months from the grant date.

At December 31, 2002, 1,418,500 shares of common stock were reserved for issuance under outstanding options and 281,500 shares of common stock were reserved for the granting of additional options. In addition, 4,244,368 shares of common stock were reserved for issuance under warrants and 1,633,100 shares of common stock were reserved for issuance under convertible debt instruments.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


12.  STOCK OPTION AND OTHER STOCK OPTION PLANS-CONTINUED

The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $0.62, $0.74 and $1.50 respectively, using the Black-Scholes option- pricing method. The following weighted-average assumptions were utilized:

                                                                    YEAR ENDED DECEMBER 31
                                                            2002             2001              2000
                                                     ------------------------------------------------------
         Black Scholes Pricing Assumptions:
            Expected volatility                            49.6%             96.7%            129.8%
            Risk free interest rate                         3.0%              4.3%              6.1%
            Expected dividends                              None             None              None
            Expected life in years                           4                 4                4

13.  EQUITY

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

On March 22, 2002, the Company closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, will be utilized to speed the development of the Company's new APCO Project 25-compliant digital products and capabilities. The securities offered were "units"priced at $.90 per unit. A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock, exercisable at $1.08 per share at any time on or after February 12, 2003 and until February 11, 2006. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock.

Noble was engaged as the standby underwriter for this offering. The units were offered to the public pursuant to a registration statement that was declared effective by the Securities and Exchange

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


13.  EQUITY-CONTINUED

Commission (SEC) on February 11, 2002. The offering resulted in the sale of 2,775,000 shares of common stock and warrants to purchase 2,775,000 shares of common stock. The offering generated $1,695 in net proceeds. On May 17, 2002, Noble exercised its option to purchase 416,250 additional units at a purchase price of $0.90 per unit to cover over-allotments. The Company received approximately $326 in net proceeds from the purchase of these additional units.

The Company had no shares of its $1.00 par value preferred stock issued as of December 31, 2002 and 2001.

14.  SIGNIFICANT CUSTOMERS

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows for the year ended December 31:

                                                            2002             2001              2000
                                                     ------------------------------------------------------
         U.S.  Government                                   39%               44%              44%
         Foreign markets                                     6%                4%               3%

Sales to the United States Government represented approximately 39%, 44% and 44% of our total sales for the years ended December 31, 2002 and 2001, and 2000, respectively. These sales were primarily to the United States Forest Service
(USFS) and the Communications Electronics Command of the United States Army (CECOM). Sales to the USFS represented approximately 22%, 34%, and 35% of total sales for the years ended December 31, 2002, 2001, and 2000, respectively. For the year ended December 31, 2002 we had no sales to CECOM because our contract expired in 2001. However, sales to CECOM for the years ended December 31, 2001 and 2000 represented approximately 10%, and 9% of total sales, respectively.

In 1998, the Company was awarded portions of the USFS contract. This contract expired in September 2001. Earlier in 2001, bids for a new contract were solicited, and the Company was awarded the contract for portable radios and base stations. The contract was for a period of one year with options for three additional years, and did not specify a minimum purchase. In December 2002, the Company was awarded a new contract with similar terms. It continues to include the portable radios and repeaters that were on the previous contract. Additionally, it includes the Company's GMH mobile radio that was not on the previous contract. The new contract is for one year with two additional option years.

In 1996, the Company was awarded a contract to provide land mobile radios to CECOM. This contract was for a term of five years with no specified minimum purchase requirement. The contract expired in 2001. CECOM solicited bids for a new contract in March 2002, and the Company submitted proposals.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


14.  SIGNIFICANT CUSTOMERS-CONTINUED

The evaluation of proposals for this solicitation is in process but has been subjected to delays. Consequently, the contract has not yet been awarded. CECOM has indicated in recent communications that the solicitation will be canceled and a contract will not be awarded. We are currently pursuing avenues for providing our products to CECOM under other existing contracts.

15.  PENSION PLANS

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company's contribution to the plan is either a percentage of the participants salary (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. Total contributions made by the Company were $78, $69, and $80 for 2002, 2001, and 2000, respectively.

16. DISCONTINUED OPERATIONS

SPECIALTY MANUFACTURING

The Company incurred costs associated with the settlement of certain product liability claims related to its former specialty manufacturing subsidiary, which was sold in June 1997. These costs totaled $0, $0 and $266 in 2002, 2001 and 2000, respectively.

17.  COMMITMENTS AND CONTINGENCIES

ROYALTY COMMITMENT

In 2002, the Company has entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. No royalties were paid in 2002. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

LIABILITY FOR PRODUCT WARRANTIES

Changes in the Company's liability for product warranties during the year ended December 31, 2002 are as follows:

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


LIABILITY FOR PRODUCT WARRANTIES-CONTINUED

                                    Balance at       Warranties        Warranties       Balance at
                                    Beginning        Issued            Settled          End
                                    of year                                             of year
                                    ---------------------------------------------------------------
         2002                       $ 79             103               (79)             $103

LEGAL PROCEEDINGS

In 1993, a civil action was brought against the Company to recover losses sustained on the note of a former affiliate. The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of its directors. As the result, the lone remaining claimant seeks damages against the Company for non-payment of a $1.7 million note plus interest at 12% per annum. The Company's contends that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the Liquidator's claim. The Company is defending this matter vigorously.

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, two indemnification claims are pending against the Company. Insurance coverage exists for these matters. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

On November 19, 2001 a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas, naming RELM, RELM Communications, Incorporated, and the purchaser of the assets of the Company's former specialty-manufacturing subsidiary. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


LEGAL PROCEEDINGS-CONTINUED

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon the Company's consolidated financial position or results of operations.


18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below:

                                                            QUARTERS ENDED
                                          MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                            2002           2002          2002           2002
                                     ------------------------------------------------------------
FISCAL 2002
Sales                                      $4,733         $4,950        $3,979         $2,316
Gross profit                                1,355          1,538         1,157            166
Net income (loss)                          (1,016)             3          (395)        (2,224)
Earnings (loss) per share-basic             (0.18)          0.00         (0.05)         (0.26)
Earning  (loss) per share-diluted           (0.18)          0.00         (0.05)         (0.26)

                                                            QUARTERS ENDED
                                          MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                            2001           2001          2001           2001
                                     ------------------------------------------------------------
FISCAL 2001
Sales                                      $4,720         $6,188        $6,223         $5,678
Gross profit                                1,249          1,740         1,930          1,700
Net income (loss)                            (287)           145           213             51
Earnings  (loss) per share-basic            (0.05)          0.03          0.04           0.01
Earnings  (loss) per share-diluted          (0.05)          0.03          0.04           0.01

In the fourth quarter 2002 the Company recorded adjustments that increased its net loss by approximately $984 to reflect, (i) the adjustment of inventories for slower moving items ($283), (ii) the provision for an uncollectible note receivable from the purchaser of the Company's former specialty-manufacturing subsidiary ($175), (iii) the write-off of the remaining book value of a technology agreement ($211), (iv) the write-off of the remaining book value of an investment banking agreement ($120), and (v) severance and other costs pertaining the reorganization of the Company's sales and marketing efforts ($195).

                            RELM Wireless Corporation

                                December 31, 2002
                (In Thousands, Except Share Data and Percentages)


18.  QUARTERLY FINANCIAL DATA (UNAUDITED)-CONTINUED

Additionally, sales for the fourth quarter declined by $3.4 million (59.2%) compared to the same period in the prior year. Consequently, the Company was unable to absorb manufacturing overhead or cover other fixed costs ($1,240).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

On December 2, 2002, we dismissed our independent accountant, Ernst & Young LLP ("EY"). On December 12, 2002, we engaged BDO Seidman, LLP ("BDO") as our independent accountant to audit our financial statements for the year ending December 31, 2002. EY audited our consolidated balance sheet and those of our subsidiaries as of December 31, 1997 through and including December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended (collectively referred to as the "Financial Statements"). EY's reports on the Financial Statements did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to dismiss EY and engage BDO was unanimously recommended by our Audit Committee and unanimously approved by our Board of Directors.

During the two most recent fiscal years and the subsequent interim period through December 2, 2002, there were no disagreements between us and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of EY, would have caused EY to make reference in connection with their opinion to the subject matter of the disagreement.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

We have adopted a written code of ethics that applies to our senior financial officers and persons performing similar functions, which Code has been filed as
Exhibit 14 hereto. We intend to disclose any amendments to, or waivers from, the Code on our website, www.relm.com. Upon written request to our corporate secretary by U.S. mail, we will provide, at no charge, a copy of such Code to any person requesting a copy.

The other information required by this Item 10 is incorporated by reference to the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Information required by this item is incorporated by reference to the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

Except for the Equity Compensation Plan Information set forth below, the information required by this item is incorporated by reference to the 2003 Proxy Statement.

The following table provides information as of December 31, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan for Non-Employee Directors and the 1997 Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS-CONTINUED
-------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                           ( a )                              ( b )                            ( c )
Plan Category                        Number of securities            Weighted average exercise        Number of securities remaining
                                     to be issued upon exercise      price of outstanding options,    available for future issuance
                                     of outstanding options,         warrants and rights              under equity compensation
                                     warrants, and rights                                             plan (excluding securities
                                                                                                      reflected in column (a)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              1,418,500                            $1.76                           281,500

Equity compensation plans not
approved by security holders                   -                                   0                              -
------------------------------------------------------------------------------------------------------------------------------------
Total                                     1,418,500                            $1.76                           281,500
====================================================================================================================================



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information required by this item is incorporated by reference to the 2003 Proxy Statement.

                                     PART IV
                                     -------

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures.

         Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, and of the filing of our original 10-K for the year ended December 31, 2002, our CEO and CFO determined that the controls and procedures are adequate and effective.

(b) Changes in internal controls.

         There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by our chief executive officer and chief financial officer.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

                                                                                       Page
                                                                                       ----
1. Consolidated Financial Statements listed below:

         Report of Independent Certified Public accountants BDO Seidman LLP             F-1

         Report of Independent Certified Public accountants Ernst & Young LLP           F-2

         Consolidated Balance Sheets
           as of December 31, 2002 and 2001                                             F-3 - F4

         Consolidated Statements of Operations
         - years ended December 31, 2002, 2001 and 2000                                 F-5

         Consolidated Statements of Changes in  Stockholders' Equity
           - years ended December 31, 2002, 2001 and 2000                               F-6

         Consolidated Statements of Cash Flows
           - years ended December 31, 2002, 2001 and 2000                               F-7

         Notes to Consolidated Financial Statements                                     F-8 - F-30

(b)  Reports on Form 8-K

     We filed a report on Form 8-K dated November 4, 2002, reporting an Item 9 event; a report on Form 8-K dated December 6, 2002, reporting an Item 4 event; and a report on Form 8-K dated December 13, 2002, reporting an Item 4 event.

(c) Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

              NUMBER        EXHIBIT
         ------------------ -------------------------------------------------------------------------
                3(i)        Articles of Incorporation (2)
                3(ii)       By-Laws (2)
                4(ii)       8% Convertible Subordinate Promissory Note(5)
               10.1         1996 Stock Option Plan for Non-Employee Directors (1)
               10.2         1997 Stock Option Plan (2)
               10.3         1997 Stock Option Plan, as amended (3)
               10.4         Loan and Security Agreement (4)
               10.5         Workers Compensation Close Out Agreement (4)
               10.6         Amendment to Security and Loan Agreement(5)
               10.7         2nd Amendment to Security and Loan Agreement(5)
               10.8         3rd Amendment to Security and Loan Agreement(5)
               10.9         Simmonds Agreement(5)
               10.10        Contract for Sale of West Melbourne Fl.  Real Estate(6)
               10.11        Sub Lease Agreement(5)
               10.12        Uniden Asset Purchase Agreement(6)
               10.13        OEM Uniden Manufacturing Agreement(6)
               10.14        Uniden ESAS Technology Agreement(6)
               10.15        Manufacturing Agreement(9)
               10.16        Transaction Agreement for Real Estate Sale and Contract Manufacturing(6)
               10.17        Modification Agreement(7)
               10.18        4th Amendment to Security and Loan Agreement(8)
               10.19        Post-Termination Benefits Agreement between the Company
                            and David P.  Storey dated October 1, 2000(8)
               10.20        Post-Termination Benefits Agreement between the Company
                            and William P.  Kelly dated October 1, 2000(8)
               10.21        Certificate of Amendment to Articles of Incorporation(9)
               14.1         Code of Ethics
               16.1         Letter to the Commission regarding change in certifying account(10)
               21           Subsidiary of Registrant(10)
               23.1         Consent of Ernst & Young LLP
               23.2         Consent of BDO Seidman LLP
               24           Power of Attorney (included on signature page)
               99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.
               99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1998.

(4) Incorporated by reference from the Company's report on form 10-Q for the quarter ended March 31, 1999 filed May 12, 1999.

(5) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference from the Company's report on form 10-K/A-1 for the year ended December 31, 1999, filed April 12, 2000.

(7) Incorporated by reference from the Company's report on form 8-K dated December 22, 2000.

(8) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's report on form 10-Q for the quarter ended September 30, 2001 dated November 1, 2001.

(10) Incorporated by reference from the Company's report on form 8-K dated December 6, 2002, filed on December 6, 2002.

(d) Consolidated Financial Statement Schedules:

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

Date: April 11, 2003                RELM WIRELESS CORPORATION

                                    By: /s/David P. Storey
                                       ------------------------------------
                                        David P.  Storey
                                        President & Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints David
P. Storey and William P. Kelly and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and or the dates indicated.

         SIGNATURES                 TITLE                              DATE

/s/Donald F. U. Goebert          Chairman                     April 11, 2003
---------------------------
Donald F. U. Goebert

/s/David P. Storey               President, Chief             April 11, 2003
---------------------------      Executive Officer and
David P. Storey                  Director


/s/William P. Kelly              Vice President - Finance     April 11, 2003
---------------------------      Chief Financial Officer
William P. Kelly                 Secretary


/s/Buck Scott                    Director                     April 11, 2003
---------------------------
Buck Scott

/s/James C. Gale                 Director                     April 11, 2003
---------------------------
James C. Gale

/s/Robert L. MacDonald           Director                     April 11, 2003
---------------------------
Robert L. MacDonald

/s/Ralph R Whitney, Jr.          Director                     April 11, 2003
---------------------------
Ralph R. Whitney, Jr.

/s/George N. Benjamin, III       Director                     April 11, 2003
---------------------------
George N. Benjamin, III

/s/Randolph K. Piechocki         Director                     April 11, 2003
---------------------------
Randolph K. Piechocki

                                 CERTIFICATIONS

         I, David P.  Storey, certify that:

         1. I have reviewed this annual report on Form 10-K of RELM Wireless Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003                             /s/ David P. Storey
                                           ------------------------------------
                                           David P.  Storey
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

         I, William P.  Kelly, certify that:

         1. I have reviewed this annual report on Form 10-K of RELM Wireless Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 11, 2003                             /s/ William P. Kelly
                                           ------------------------------------
                                           William P.  Kelly
                                           Executive Vice President - Finance
                                           and Chief Financial Officer

Index to Exhibits

              NUMBER        EXHIBIT
         ------------------ -------------------------------------------------------------------------
                3(i)        Articles of Incorporation (2)
                3(ii)       By-Laws (2)
                4(ii)       8% Convertible Subordinate Promissory Note(5)
               10.1         1996 Stock Option Plan for Non-Employee Directors (1)
               10.2         1997 Stock Option Plan (2)
               10.3         1997 Stock Option Plan, as amended (3)
               10.4         Loan and Security Agreement (4)
               10.5         Workers Compensation Close Out Agreement (4)
               10.6         Amendment to Security and Loan Agreement(5)
               10.7         2nd Amendment to Security and Loan Agreement(5)
               10.8         3rd Amendment to Security and Loan Agreement(5)
               10.9         Simmonds Agreement(5)
               10.10        Contract for Sale of West Melbourne Fl.  Real Estate(6)
               10.11        Sub Lease Agreement(5)
               10.12        Uniden Asset Purchase Agreement(6)
               10.13        OEM Uniden Manufacturing Agreement(6)
               10.14        Uniden ESAS Technology Agreement(6)
               10.15        Manufacturing Agreement(9)
               10.16        Transaction Agreement for Real Estate Sale and Contract Manufacturing(6)
               10.17        Modification Agreement(7)
               10.18        4th Amendment to Security and Loan Agreement(8)
               10.19        Post-Termination Benefits Agreement between the Company
                            and David P.  Storey dated October 1, 2000(8)
               10.20        Post-Termination Benefits Agreement between the Company
                            and William P.  Kelly dated October 1, 2000(8)
               10.21        Certificate of Amendment to Articles of Incorporation(9)
               14.1         Code of Ethics
               16.1         Letter to the Commission regarding change in certifying account(10)
               21           Subsidiary of Registrant(10)
               23.1         Consent of Ernst & Young LLP
               23.2         Consent of BDO Seidman LLP
               24           Power of Attorney (included on signature page)
               99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.
               99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1998.

(4) Incorporated by reference from the Company's report on form 10-Q for the quarter ended March 31, 1999 filed May 12, 1999.

(5) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference from the Company's report on form 10-K/A-1 for the year ended December 31, 1999, filed April 12, 2000.

(7) Incorporated by reference from the Company's report on form 8-K dated December 22, 2000.

(8) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 2000.

(9) Incorporated by reference from the Company's report on form 10-Q for the quarter ended September 30, 2001 dated November 1, 2001.

(10) Incorporated by reference from the Company's report on form 8-K dated December 6, 2002, filed on December 6, 2002.