Form 10-Q
period 2003-03-31
RELM WIRELESS CORP
filed 2003-05-15
CIK 2186

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003
                                                         --------------

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

                           Yes [X]             No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]             No [X]

                 8,565,088 shares outstanding as of May 9, 2003
================================================================================

================================================================================

                          PART I- FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS
        --------------------

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              March 31   December 31
                                                                                2003         2002
                                                                             -----------------------
                                                                             (Unaudited) (See note 1)
ASSETS

Current assets:
         Cash and cash equivalents                                             $ 1,148     $ 1,631
         Trade accounts receivable (net of allowance for doubtful accounts
           of $68 as of March 31, 2003 and $69 as of December 31, 2002)          1,246         765
         Inventories, net                                                        7,474       7,862
         Notes receivable                                                           24          21
         Prepaid expenses and other current assets                                 301         289
                                                                               -------     -------
Total current assets                                                            10,193      10,568

Property, plant and equipment, net                                               1,677       1,792
Notes receivable, less current portion                                              37          41
Debt issuance costs, net                                                           299         341
Other assets                                                                       110         114
                                                                               -------     -------
Total assets                                                                   $12,316     $12,856
                                                                               =======     =======


See notes to condensed consolidated financial statements.

        --------------------------------

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                           March 31     December 31
                                                                             2003          2002
                                                                         --------------------------
                                                                         (Unaudited)   (See note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current maturities of long-term liabilities                       $  2,270      $  1,970
         Accounts payable                                                     1,630         2,127
         Accrued compensation and related taxes                                 515           466
         Accrued warranty expense                                               103           103
         Accrued expenses and other current liabilities                         142           168
                                                                           --------      --------
Total current liabilities                                                     4,660         4,834

Long-term debt                                                                3,150         3,150


Stockholders' equity:
         Preferred stock; $1.00 par value; 1,000,000 authorized shares
         none issued or outstanding                                            --            --
         Common stock; $.60 par value; 20,000,000 authorized shares:
         8,565,088 issued and outstanding  at March 31, 2003;
         8,540,088 issued and outstanding at December 31, 2002                5,138         5,123
         Additional paid-in capital                                          21,553        21,557
         Accumulated deficit                                                (22,185)      (21,808)
                                                                           --------      --------
Total stockholders' equity                                                    4,506         4,872
                                                                           --------      --------
Total liabilities and stockholders' equity                                 $ 12,316      $ 12,856
                                                                           ========      ========

See notes to condensed consolidated financial statements.

        --------------------------------

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                     -------------------------
                                                       March 31     March 31
                                                         2003         2002
                                                     ------------ ------------
                                                     (see note 1) (see note 1)

Sales                                                  $ 3,596      $ 4,733
Expenses
      Cost of products                                   2,519        3,377
      Selling, general & administrative                  1,366        1,410
      Loss on notes receivable                            --            900
                                                       -------      -------
                                                         3,885        5,687
                                                       -------      -------

Operating loss                                            (289)        (954)
Other income (expense):
      Interest expense                                    (103)        (110)
      Other income                                          15           48
                                                       -------      -------
Net loss                                               $  (377)     $(1,016)
                                                       =======      =======


Loss per share-basic and diluted                         (0.04)       (0.18)
                                                       =======      =======

See notes to condensed consolidated financial statements.

         --------------------------------

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                            -------------------------
                                                              March 31     March 31
                                                                2003         2002
                                                            ------------ ------------
                                                            (see note 1) (see note 1)
Cash flows from operating activities
Net loss                                                      $  (377)     $(1,016)
Adjustments to reconcile net loss to net cash provided by
   (used in ) operating activities:
    Loss on Notes Receivable                                     --            900
   Allowance for doubtful accounts                                 (1)        --
   Inventories reserve                                           --            (32)
    Depreciation and amortization                                 167          215
    Change in current assets and liabilities:
      Accounts receivable                                        (480)       1,479
      Inventories                                                 388          952
      Accounts payable                                           (497)      (1,134)
     Other current assets                                          12           77
     Other current liabilities                                   --            (10)
                                                              -------      -------
Net cash provided by (used in) operating activities              (788)       1,431

Cash flows from investing activities
Purchases of property and equipment                                (6)         (24)
                                                              -------      -------
Net cash used in investing activities                              (6)         (24)

Cash flows from financing activities
Repayment of debt and capital lease obligations                  --             (8)
Net increase (decrease) in revolving credit lines                 300       (1,701)
Net proceeds from issuance of common stock                         11        1,776
                                                              -------      -------
Net cash provided by financing activities                         311           67

Increase (decrease) in cash and cash equivalents                 (483)       1,474
Cash and cash equivalents, beginning of period                  1,631          335

                                                              -------      -------
Cash and cash equivalents, end of period                      $ 1,148      $ 1,809
                                                              =======      =======

Supplemental disclosure
    Interest paid                                             $   103      $   110
                                                              =======      =======

See notes to condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by RELM Wireless Corporation (the Company), without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results for a full year.

     The Company maintains its records on a calendar year basis. The Company's first quarter normally ends on the Friday closest to the last day of the last month of such quarter, which was March 28, 2003 for the first quarter of fiscal 2003. The quarter began on January 1, 2003.

     2. SIGNIFICANT EVENTS AND TRANSACTIONS

     In March 2003, the Company's new VHF digital portable radio, the DPH, was approved by the Federal Communications Commission (FCC) for use in the United States. The DPH has been added to our contract with the U. S. General Services Administration (GSA), and is presently being evaluated by the U. S. Department of Interior for inclusion on its contract. The BK Radio-branded DPH is compliant with the Project 25 standard established by the Association of Public Safety Communication Officials (APCO). Project 25, which establishes a standard for digital LMR devices to meet FCC requirements for more efficient use of radio spectrum, is being increasingly adopted by government and public safety, land mobile radio
     (LMR) users nationwide.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     2. SIGNIFICANT EVENTS AND TRANSACTIONS-CONTINUED

     As of December 31, 2002 the Company was in violation of certain financial covenants in its revolving line of credit agreement. Accordingly, all amounts due under the agreement are classified as a current liability as of March 31, 2003. The lender has indicated its intention to continue lending to the Company under new terms and conditions, which will be included in a forbearance agreement. Although a definitive agreement has not yet been executed, the Company believes the agreement will have a term of 90 days and will increase the current interest rate by 2%. Also, the lender will likely charge a one-time fee of $20 for the forbearance agreement. The agreement will be reviewed for renewal at the end of its term. The Company is currently in discussions with other lenders to replace this revolving credit facility.

     3. ALLOWANCE ON TRADE RECEIVABLES

     The allowance for collection losses on trade receivables was $68 on gross trade receivables of $1,314 at March 31, 2003. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of March 31, 2003. Because the amount that the Company will actually collect on the receivables outstanding as of March 31, 2003 cannot be known with certainty as of the effective date of this filing, the Company relies on prior experience. The Company's historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. The Company's policy is to maintain a general allowance of approximately 2% to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently the Company's allowance on trade receivables is 5.18% of gross trade receivables. The Company also maintains a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company then reserves a portion or all of the customer's balance.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)



     4. INVENTORIES

     The components of inventory, net of reserves totaling $2,602 at March 31, 2003 and December 31, 2002, respectively, consist of the following:

                                       March 31                December 31
                                         2003                      2002
                                         ----                      ----

     Finished goods                     $4,632                    $4,948
     Work in process                       556                       507
     Raw materials                       2,286                     2,407
                                        ------                    ------
                                        $7,474                    $7,862
                                        ======                    ======


     The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount that we will actually recover through sales of our inventory as of March 31, 2003 can not be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans. As of March 31, 2003, a portion of our inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory during the three months ended March 31, 2003, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.


     5. STOCKHOLDERS' EQUITY

     The consolidated changes in stockholders' equity for the three months ended March 31, 2003 are as follows:

                                                        Common Stock              Additional
                                             -------------------------------        Paid-In       Accumulated
                                                    Shares           Amount         Capital         Deficit        Total
                                             -----------------------------------------------------------------------------


Balance at December 31, 2002                      8,540,088          $ 5,123        $21,557        $ (21,808)      $4,872


Common stock issued                                  25,000               15             (4)             --            11

Net loss                                                --               --             --              (377)        (377)

                                             -----------------------------------------------------------------------------
Balance at March 31, 2003                         8,565,088          $ 5,138        $21,553        $ (22,185)      $4,506
                                             =============================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     6.  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                           THREE MONTHS ENDED
                                                                               -------------------------------------------

                                                                                   March 31                 March 31
                                                                                     2003                     2002
                                                                               ------------------      -------------------
Numerator:
   Net loss  (numerator for basic and diluted earnings per share)                 $      (377)            $    (1,016)

Denominator:
   Denominator for basic and diluted earnings per share
   weighted average common shares outstanding                                       8,552,033               5,651,119

                                                                                  ===========             ===========
Basic and diluted earnings (loss) per share                                       $     (0.04)            $     (0.18)
                                                                                  ===========             ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA

     6.  EARNINGS (LOSS) PER SHARE-CONTINUED

     A total of 7,225,968 shares related to options, warrants, and convertible debt are not included in the computation of loss per share for the three ended March 31, 2003 because to do so would be anti-dilutive.


     7.  STOCK BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation cost is reflected in the Company's net income related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation,& Financial Accounting Standard (FAS) 148, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                         Three months ended
                                                                             March 31,
                                                                -------------------------------------
                                                                     2003                 2002
                                                                ---------------     -----------------
                                                                          (in thousands)
Net loss as reported                                            $         (377)     $         (1,016)

Deduct:  Total stock-based employee compensation
expense determined unfair value based method
for all awards, net of related tax effects                                (109)                 (112)
                                                                --------------       ---------------
Pro forma net loss                                              $         (486)      $        (1,128)
                                                                ==============       ===============

Basid and diluted loss per share:
         As reported                                            $         (.04)      $          (.18)
                                                                ==============       ===============
         Pro forma                                              $         (.06)      $          (.20)
                                                                ==============       ===============


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA


     7.  STOCK BASED COMPENSATION-CONTINUED
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003, respectively: risk-free interest rates of 3.53% and 4.76%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 44.0% and 96.7%; and a weighted-average expected life of the option of four years.

     These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

     8. RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company has adopted the provisions of Statement 145 for fiscal 2002, which did not result in a material impact to its financial position.

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

     recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Statement 146 did not have a material impact on the Company's consolidated financial statements.

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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. The adoption of SFAS 148 did not have a material impact on the consolidated financial statements.

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

     LEGAL PROCEEDINGS

     In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1,700 plus interest at 12% per annum The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of the Company's directors. As the result, the lone remaining claim seeks damages against the Company for non-payment of the note. The Company contends that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the liquidator's claim. The Company is defending this matter vigorously.

     In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS EXCEPT SHARE DATA AND PER SHARE DATA)

     LEGAL PROCEEDINGS-CONTINUED

     provisions, which could result in liability for both parties. Presently, two indemnification claims are pending against the Company. Insurance coverage exists for these matters. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

     On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of Company's former specialty-manufacturing subsidiary are named defendants in these lawsuits. The agreement under which the assets of the former subsidiary were sold contains indemnification provisions, which could result in liability for both parties. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

     10.  NASDAQ COMMUNICATION

     On April 29, 2003 the Company was notified by Nasdaq Listing Qualifications that it has not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in marketplace rule 4310(c)(4). The Company is not eligible for an additional 90 calendar day compliance period because it does not meet the initial inclusion requirements of the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). Accordingly, the Company's securities were delisted from the Nasdaq SmallCap Market at the opening of business on May 8, 2003. The Company's securities became immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on May 8, 2003. The OTC Bulletin Board symbol assigned to the Company is "RELM".

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------

     RESULTS OF OPERATIONS

     The following table shows each item from the condensed consolidated statements of operations expressed as a percentage of sales:


                                                           Percentage of Sales
                                                  ---------------------------------------
                                                            THREE MONTHS ENDED

                                                    March 31                 March 31
                                                      2003                     2002
                                                  -------------           ---------------

Sales                                                    100.0%                    100.0%
Cost of sales                                             70.0                      71.4
Gross Margin                                              30.0                      28.6
Selling, general and
  administrative expenses                                (38.0)                    (29.8)
Loss on Notes Receivable                                   --                      (19.0)
Interest expense                                          (2.9)                     (2.3)
Other income                                               0.4                       1.0
                                                  ------------            --------------
Net loss                                                 (10.5)%                   (21.5)%
                                                  ============            ==============



     NET SALES

     Total sales for the three months ended March 31, 2003 decreased approximately $1.1 million (24.0%) to $3.6 million from $4.7 million for the same period of the prior year.

     Revenues for the three months ended March 31, 2003 for BK Radio-branded products, sold primarily to the government and public safety segment of the land mobile radio market decreased approximately $1.0 million (29.0%) compared to the same period last year primarily due to lighter demand from our principal customers in federal and state government agencies. However, revenues from these customers for the three months ended March 31, 2003 increased by approximately $0.8 million (51.2%) compared to the immediately preceding three-month period ended December 31, 2002. This increase was mainly the result of higher sales orders from the U. S. Forest Service.

     Our first BK Radio-brand APCO Project 25 compliant digital portable radio, the DPH, was approved for sale by the Federal Communications Commission late in March 2003. The DPH offers important performance advantages compared to

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------

     NET SALES-CONTINUED

     competitor's products, including a significantly lower price. The DPH has been added to our contract with the U. S. General Services Administration, and is presently being evaluated by the U. S. Department of Interior for inclusion on its contract. The product is being actively marketed to additional federal and state government agencies as well.

     Revenues for the three month period ended March 31, 2003 for the business and industrial market segment, served primarily by RELM and Uniden-brand products, decreased approximately $0.1 million (11.3%) compared to the same period last year. In this segment, increasing demand for our recently introduced RP-Series portable radios and our repeater products helped offset a decline in sales of our other portable and mobile radio products. The RP-Series is a full-featured, yet low-cost product line designed to compete effectively in the highly competitive business and industrial market. Although economic conditions remain weak in this segment compared to the same period last year, revenues for our RP-Series improved by approximately $0.5 million (64.1%) compared to the immediately preceding three-month period ended December 31, 2002.

     COST OF SALES AND GROSS MARGIN

     Cost of sales as a percentage of net sales for the three months ended March 31, 2003 was 70.0% compared to 71.4% for the same period in the prior year. The improvement in cost of sales and gross margins reflects lower product costs driven by the implementation of strategic manufacturing relationships, some of which are off shore. It also reflects reductions in staffing and other manufacturing support costs at our operations in West Melbourne, Florida. Combined, these actions began impacting product costs in 2002. In 2003, having the benefit of a full year of manufacturing under our present structure, combined with new product revenues, we expect continued improvements in cost of sales and gross margins.

     We continuously evaluate new manufacturing alternatives to further reduce our product costs. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses consist of marketing, sales, commissions, engineering, research and development, management information systems, accounting and headquarters expenses. For the three months ended March 31, 2003, SG&A expenses totaled approximately $1,366,314 (38.0% of sales)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES-CONTINUED

     compared to $1,410,000 (29.8% of sales) for the same period last year.

     We reduced staffing and expenses associated with certain headquarters functions and other administrative support functions, while maintaining our investment in the development of new products.

     LOSS ON NOTES RECEIVABLE

     In April 2002, we learned that the purchaser of the assets of the Company's former paper-manufacturing subsidiary, had ceased operations. Accordingly, the Company wrote-off the entire principal amount ($900,000) of the two promissory notes in the first quarter of fiscal year 2002.

     OPERATING LOSS

     The operating loss for the three months ended March 31, 2003 was approximately $289,000 compared to an operating loss of approximately $954,000 for the same period during the prior year, which included a non-recurring write-off of the entire principal amount ($900,000) of two promissory notes. Excluding this write-off, the operating loss during the prior year was approximately $54,000.

     INTEREST EXPENSE

     For the three months ended March 31, 2003 interest expense totaled $103,000 (2.9% of sales) compared to $110,000 (2.3% of sales) for the same period during the prior year. This decrease is largely due to a lower rate of interest on our revolving line of credit compared to that of the same period last year. Additionally, during 2002 we satisfied the remaining capital lease obligations associated with certain computer equipment.

     INCOME TAXES

     No income tax provision was provided for the three months ended March 31, 2003 or 2002. We have net operating loss carryforward benefits totaling approximately $35 million at March 31, 2003. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset. As a result, we have provided valuation allowances against our net deferred tax assets.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------

     RECENT EVENTS

     COMPLETION AND INTRODUCTION OF APCO PROJECT 25-COMPLIANT DIGITAL PRODUCT

     In March 2003, the Company's new VHF digital portable radio, the DPH, was approved by the Federal Communications Commission (FCC) for use in the United States. The DPH has been added to our contract with the U. S. General Services Administration (GSA), and is presently being evaluated by the U. S. Department of Interior for inclusion on its contract. The BK Radio-branded DPH is compliant with the Project 25 standard established by the Association of Public Safety Communication Officials (APCO). Project 25, which establishes a standard for digital LMR devices to meet FCC requirements for more efficient use of radio spectrum, is being increasingly adopted by government and public safety, land mobile radio
     (LMR) users nationwide.

     SIGNIFICANT CUSTOMERS

     Sales to the United States government represented approximately $1.5 million (40.7%) of our total revenues for the three months ended March 31, 2003 compared to $1.5 million (31.1%) for the same period last year. These sales were primarily to the United States Forest Service (USFS).

     In December 2002, we were awarded a new contract with terms similar to our previous contract with the United States Forest Service. The new contract continues to include the portable radios and repeaters that were on the previous contract. Additionally, it includes our GMH mobile radio that was not on the previous contract. The new contract is for one year with two additional option years.

     INFLATION AND CHANGING PRICES

     Inflation and changing prices for the three months ended March 31, 2003 have contributed to increases in wages, facilities, and raw material costs. These inflationary effects were partially offset by increased prices to customers and reduced manufacturing costs associated with our initiatives to utilized low-cost contract manufacturers.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended March 31, 2003 decreased by $2,219,000 to ($788) compared to net cash provided by operating activities of $1,431,000 for the prior year. The decrease in cash provided from operations is attributable primarily to growth in trade receivables ($480,000) compared to a reduction in trade receivables ($1,479,000) for the prior year. Accounts receivable increased as revenues grew during the three months ended March 31, 2003 compared to the preceding quarter. Also, cash generated from the reduction of inventories ($388,000) was used to pay trade payables ($497,000). Additionally, in the first quarter of the prior year, operations included a $900,000 valuation reserve for a note receivable pertaining its former subsidiary, Fort Orange Paper Company, which was a non-cash item.

     Capital expenditures decreased by $18,000. Limited capital expenditures are planned for 2003. The current revolving line of credit contains restrictions on our capital expenditures. We believe that these restrictions will not impact the execution of our capital investment plans. We anticipate that capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

     Net cash provided by financing activities increased $244,000 to $311,000 for the three months ended March 31, 2003, compared to $67,000 provided in the comparative period for the previous year. The increase was the result of additional borrowings from our revolving line of credit to fund operating requirements.

     We have a $3 million revolving line of credit with Fleet Business Credit. As of March 31, 2003, the amount outstanding on the line was approximately $2.3 million. The formula under the terms of the agreement supports a borrowing base of approximately $2.4 million, of which approximately $0.1 million was available at March 31, 2003. As of December 31, 2002 we were in violation of certain financial covenants in the line of credit agreement. Accordingly, we have classified all amounts due under this agreement as current liabilities. The interest rate has been increased by 2%. The lender has indicated its intention to continue lending to us under new terms and conditions, which will be included in a forbearance agreement. This forbearance agreement is currently being negotiated. Although a definitive agreement has not been executed, we believe it will have a term of 90 days. Also, the lender will likely charge a one-time fee of $20,000 for the forbearance agreement. The agreement will be reviewed for renewal at the end of its term. We are currently seeking new financing arrangements.

     In their report on our consolidated financial statements for the year ended December

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES-CONTINUED

     31, 2002, our independent auditors have included an explanatory paragraph that states "there is substantial doubt about the Company's ability to continue as a going concern". This paragraph was included primarily because we were in violation of certain financial covenants in our revolving line of credit agreement, and because we suffered a substantial net loss from operations. The violation of financial covenants is an event of default under our agreement with the lender. Although the lender may demand immediate payment of all amounts owed as a result of the default, such a demand has not been made. If the lender were to demand payment, we presently would not have sufficient resources to satisfy this obligation and continue with our normal ongoing business activities.

     We believe existing cash funds combined with funds generated from operations and our credit facility, assuming a satisfactory forbearance agreement, are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

     FORWARD-LOOKING STATEMENTS

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

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

     The Company's primary exposure to market risk relates to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $5.4 million of debt outstanding as of March 31, 2003, of which $3.1 million, or 57.4%, has been borrowed under subordinated convertible notes at a fixed rate of 8.0% with maturity on December 31, 2004. The Company also has $2.3 million of variable rate debt as of March 31, 2003. As these debt instruments mature, the Company typically refinances such debt at existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on its interest incurred or cash flows. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of March 31, 2003, it is estimated that a 100 basis point increase in interest rates on the Company's revolving line of credit would result in an additional $23,000 in interest incurred per year on its line of credit. A 100 basis point decline would lower interest incurred by $23,000 per year.

     ITEM 4.  CONTROLS AND PROCEDURES
     --------------------------------


     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14( c ) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of this date. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
              -----------------

     In 1993, a civil action was brought against us by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1,700,000 plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by us in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by us and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, we filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by us and one of our directors. As the result, the lone remaining claim seeks damages against us for non-payment of the note. We contend that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the liquidator's claim. The Company is defending this matter vigorously.

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

     On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in these lawsuits. The agreement under which the assets of the former subsidiary were sold contains indemnification provisions, which could result in liability for both parties. Counsel for the Company's insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
              ------------------------------------------

     None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
              --------------------------------

     As of December 31, 2002 the Company was in violation of certain financial covenants in its revolving line of credit agreement. Accordingly, all amounts due under the agreement are classified as a current liability at March 31, 2003. The lender has indicated its intention to continue lending to the Company under new terms and conditions, which will be included in a forbearance agreement. Although a definitive agreement has not yet been executed, the Company believes the agreement will have a term of 90 days and will increase the current interest rate by 2%. Also, the lender will likely charge a one-time fee of $20,000 for the forbearance agreement. The agreement will be reviewed for renewal at the end of its term. The Company is currently in discussions with other lenders to replace this revolving credit facility.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

     The annual meeting of our shareholders was held on May 6, 2003. Of the 8,565,088 shares of common stock outstanding and entitled to vote at the meeting, 6,026,791 shares were represented in person or by proxy. In addition, George N. Benjamin III succeeded Donald F. U. Goebert as chairman of the board.

     ELECTION OF DIRECTORS

     On the proposal to elect Donald F. U. Goebert, David. P. Storey, Buck Scott, Robert MacDonald, Ralph R. Whitney, James C. Gale, and George N. Benjamin III as directors until the 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below:


                                               FOR            WITHHELD
                                               ---            --------

         Donald F. U. Goebert               6,021,805          4,986
         David P. Storey                    6,021,693          5,098
         Ralph R. Whitney                   6,021,805          4,986
         James C. Gale                      6,021,805          4,986
         George N. Benjamin III             6,021,805          4,986
         Randolph K. Piechocki              6,021,805          4,986


     RATIFICATION OF THE APPOINTMENT OF BDO SEIDMAN, LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     On the proposal to ratify the appointment of BDO Seidman, LLP as the Company's independent auditors, 6,021,943 shares were voted for the proposal, 2,863 shares were voted against the proposal, and 1,985 shares abstained from the vote. The affirmative

              -------------------------------------------------------------

     vote of the holders of a majority of the total votes cast was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.


     ITEM 5.  OTHER INFORMATION
              -----------------

     On April 29, 2003 the Company was notified by Nasdaq Listing Qualifications that it has not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in marketplace rule 4310(c)(4). The Company is not eligible for an additional 90 calendar day compliance period because it does not meet the initial inclusion requirements of the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). Accordingly, the Company's securities were delisted from the Nasdaq SmallCap Market at the opening of business on May 8, 2003. The Company's securities became immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on May 8, 2003. The OTC Bulletin Board symbol assigned to the Company is "RELM".


     ITEM 6.  EXHIBITS AND REPORTS FORM 8-K
              -----------------------------

     (a) The following documents are filed as part of this report:

         Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.

     (b) Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

         None

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       RELM WIRELESS CORPORATION
                                       (The "Registrant")
     Date:  May 15, 2003

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

May 15, 2003

                                       /s/David P. Storey
                                       -----------------------------------------
                                       David P. Storey
                                       President and Chief Executive Officer

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

May 15, 2003


                                  /s/ W. P. Kelly
                                  ---------------------------------------
                                  William P. Kelly
                                  Executive Vice President - Finance and
                                  Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               -----------------


                           RELM WIRELESS CORPORATION


                               -----------------


                           FORM 10-Q QUARTERLY REPORT

                         FOR THE FISCAL QUARTER ENDED:

                                 March 31, 2003


                               -----------------


                                    EXHIBITS


                               -----------------

                                 EXHIBIT INDEX


Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.