Form 10-Q
period 2003-06-30
RELM WIRELESS CORP
filed 2003-08-14
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File number: 000-7336

RELM WIRELESS CORPORATION

(Exact name of Small Business Issuer as Specified in Its Charter)

Nevada	59-4486297
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Technology Drive

West Melbourne, Florida 32904

(Address of principal executive offices)

(321) 984-1414

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B- of the exchange act).

Yes ☐    No ☒

8,565,088 shares outstanding as of July 31, 2003

PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30 2003	December 31 2002
	(Unaudited)	(See note 1)

ASSETS
Current assets:
Cash and cash equivalents	$854	$1,631
Trade accounts receivable (net of allowance for doubtful accounts
of $68 as of June 30, 2003 and $69 as of December 31, 2002)	2,926	765
Inventories, net	6,605	7,862
Notes receivable	24	21
Prepaid expenses and other current assets	74	289
Total current assets	10,483	10,568

Property, plant and equipment, net	1,611	1,792
Notes receivable, less current portion	37	41
Debt issuance costs, net	256	341
Other assets	475	114
Total assets	$12,862	$12,856

See notes to condensed consolidated financial statements

ITEM 1 - FINANCIAL STATEMENTS – Continued

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30 2003	December 31 2002
	(Unaudited)	(See note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$2,902	$1,970
Accounts payable	1,465	2,127
Accrued compensation and related taxes	422	466
Accrued warranty expense	100	103
Accrued expenses and other current liabilities	194	168
Total current liabilities	5,083	4,834

Subordinated convertible notes	3,150	3,150

Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares
none issued or outstanding.	—	—
Common stock; $ 60 par value; 20,000,000 authorized shares
8,565,088 issued and outstanding at June 30, 2003;
8,540,088 issued and outstanding at December 31, 2002	5,138	5,123
Additional paid-in capital	21,553	21,557
Accumulated deficit	(22,062)	(21,808)
Total stockholders' equity	4,629	4,872

Total liabilities and stockholders' equity	$12,862	$12,856

See notes to condensed consolidated financial statements

ITEM 1 - FINANCIAL STATEMENTS – continued

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except per share data)

	June 30 2003	June 30 2002	June 30 2003	June 30 2002

	(see note 1)	(see note 1)	(see note 1)	(see note 1)

Sales	$5,231	$4,950	$8,827	$9,683
Expenses
Cost of products	3,466	3,412	5,985	6,789
Selling, general & administrative	1,546	1,460	2,912	2,870
Loss on notes receivables	—	—	—	900
	5,012	4,872	8,897	10,559
Operating income (loss)	219	78	(70)	(876)
Other income (expense):
Interest expense	(119)	(111)	(222)	(221)
Other income	22	36	38	84
Net income (loss)	$122	$3	$(254)	$(1,013)

Earnings (loss) per share-basic	$0.01	$0.00	$(0.03)	$(0.14)

Earnings (loss) per share-diluted	$0.01	$0.00	$(0.03)	$(0.14)

See notes to condensed consolidated financial statements

 ITEM 1 - FINANCIAL STATEMENTS – continued

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	June 30, 2003	June 30, 2002
	(see note 1)	(see note 1)
Cash flows from operating activities
Net loss	$(254)	$(1,013)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Loss on Notes Receivable	—	900
Allowance for doubtful accounts	(1)	(10)
Inventories reserve	—	(43)
Depreciation and amortization	332	491
Change in current assets and liabilities:
Accounts receivable	(2,161)	985
Inventories	1,257	929
Accounts payable	(662)	(1,076)
Other current assets	(150)	(23)
Other current liabilities	(21)	(83)
Net cash provided by (used in) operating activities	(1,660)	1,057
Cash flows from investing activities
Purchases of property and equipment	(60)	(50)
Net cash used in investing activities	(60)	(50)
Cash flows from financing activities
Repayment of debt and capital lease obligations	-	(10)
Net increase (decrease) in revolving credit lines	932	(1,265)
Net proceeds from issuance of common stock	11	2,025
Net cash provided by financing activities	943	750

Increase (decrease) in cash and cash equivalents	(777)	1,757
Cash and cash equivalents, beginning of period	1,631	335
Cash and cash equivalents, end of period	$854	$2,092
Supplemental disclosure
Interest paid	$222	$221

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data)

1.   Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results for a full year.

2.   Significant Events and Transactions

In July 2003, the Company was awarded contract participation to supply to the U. S. Department of Interior (DOI) digital LMR equipment that is compliant with APCO (Association of Public-Safety Communications Officials) Project 25 specifications. The contract, originally established in November 2002, is a fixed-price, indefinite-delivery and indefinite-quantity contract that is open to all federal agencies. It includes one base year with options for four additional years. Under the contract, U.S. government agencies may purchase up to $1 billion of APCO Project 25 LMR equipment. The contract has no minimum purchase requirements, and purchases may fluctuate from period to period.

APCO Project 25 specifies standard features and signaling for narrow-band digital voice and data in both conventional and trunking modes of operation. The standard has been adopted by the U.S. federal government, which has targeted a conversion to APCO Project 25 LMR equipment by year-end 2005. Government and public-safety LMR users nationwide are increasingly adopting this standard. A cornerstone of APCO Project 25 is to provide effective interoperability among users of compliant equipment, regardless of the equipment manufacturer.  Through this open

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data

2.   Significant Events and Transactions-continued

architecture, APCO Project 25 provides an environment where users will have a wider selection of LMR suppliers, including RELM.

As of December 31, 2002 the Company was in violation of certain financial covenants in its revolving line of credit agreement. Accordingly, all amounts due under the agreement are classified as a current liability as of June 30, 2003. The Company has been negotiating with the lender the terms and conditions of a proposed forbearance agreement. The Company and the lender, however, have been unable to reach a definitive agreement. On July 3, 2003, the Company received a notice from the lender demanding payment in full of all indebtedness to the lender under the loan agreement on or before October 2, 2003. The letter also asserts that events of default continue to exist under the loan agreement. The lender contends that it may, at its sole discretion, make further advances or extensions of credit under the loan agreement, but is not obligated to do so. If lender decides to make further advances or extensions of credit, the borrowing base and the maximum amount of the line shall continue with the terms previously established. The lender has reserved the right to exercise all rights and remedies available to it under the loan agreement if we fail to make full payment of all indebtedness by October 2, 2003.

The Company has received financing proposals from several lenders. The proposals are being evaluated and due diligence procedures are being performed.  The Company anticipates that our present lender will continue to make advances as described in their letter. If the lender declines to advance additional funds, the Company believes that its cash on hand will be sufficient to finance our operations until an agreement is reached with an alternative financing source. If, however, the Company is unsuccessful in securing financing from an alternative source in a timely manner, its operations could be adversely affected.

3.   Allowance On Trade Receivables

The allowance for collection losses on trade receivables was $68 on gross trade receivables of $2,994 at June 30, 2003. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of June 30, 2003. Because the amount that the Company will actually collect on the receivables outstanding as of June 30, 2003 cannot be known with certainty as of the effective date of this filing, the Company relies on prior experience. The Company’s historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data)

3.   Allowance On Trade Receivables-continued

sales. The Company’s policy is to maintain a general allowance of approximately 2% to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently the Company’s allowance on trade receivables is 2.3% of gross trade receivables. The Company also maintains a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company then reserves a portion or all of the customer’s balance.

4.   Inventories

The components of inventory, net of reserves totaling $2,607 and $2,617 at June 30, 2003 and December 31, 2002, respectively, consist of the following:

	June 30 2003	December 31 2002

Finished goods	$3,658	$4,948
Work in process	750	507
Raw materials	2,197	2,407
	$6,605	$7,862

The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount that we will actually recover through sales of our inventory as of June 30, 2003 can not be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans.  As of June 30, 2003, a portion of our inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory during the three and six months ended June 30, 2003, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data)

5.   Barter Credits

The Company has entered into various barter transactions, exchanging inventory for barter credits that are redeemable for goods and services in the future, including but not limited to promotion, advertising, printing, and travel, among others.

The credits are recorded at fair value of the inventory exchanged in accordance with APB 29 “Accounting for Non-Monetary Transactions” and EITF 93-11 “Accounting for Barter Transactions”. The credits totaled approximately $361,000 and $157,000 as of June 30, 2003 and December 31, 2002, respectively, and have no expiration date. Such amounts are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company evaluates the recoverability of these credits on a quarterly basis and expects to utilize all available credits.

6.   Stockholders’ Equity

The consolidated changes in stockholders’ equity for the six months ended June 30, 2003 are as follows:

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2002	8,540,088	$5,123	$21,557	$(21,808)	$4,872
Common stock issued	25,000	15	(4)	—	11
Net loss	—	—	—	(254)	(254)
Balance at June 30, 2003	8,565,088	$5,138	$21,553	$(22,062)	$4,629

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data

7.   Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30 2003	June 30 2002	June 30 2003	June 30 2002
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$122	$3	$(254)	$(1,013)
Denominator:
Denominator for basic and diluted earnings per share weighted average common shares outstanding	8,565,088	8,327,012	8,558,560	6,989,066
Effect of dilutive securities:
Options	—	18,023	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	8,565,088	8,345,035	8,558,560	6,989,066
Basic and diluted earnings (loss) per share	$0.01	$0.00	$(0.03)	$(0.14)

A total of 7,225,968 shares related to options, warrants, and convertible debt are not included in the computation of loss per share for the three and six months ended June 30, 2003 because to do so would be anti-dilutive.

8.   Stock Based Compensation

The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost is reflected in the Company’s net income related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, “Accounting for Stock-Based Compensation & Financial Accounting Standard (FAS) 148, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data

8.   Stock Based Compensation-continued

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$122	$3	$(254)	$(1,013)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)	(28)	(53)	(58)
Pro forma net income (loss)	$96	$(25)	$(307)	$(1,071)
Basic and diluted income (loss) per share:
As reported	$0.01	$0.00	$(.03)	$(.14)
Pro forma	$0.01	$0.00	$(.04)	$(.15)

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

9.   Recently Issued Accounting Standards

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data)

9.   Recently Issued Accounting Standards - continued

and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Statement 146 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data)

9.   Recently Issued Accounting Standards - continued

entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“ FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. The Company is currently assessing the impact of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share data and per share data)

9.   Recently Issued Accounting Standards - continued

otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150.

10.  Contingent Liabilities

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

Legal Proceedings

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1,700 plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of the Company’s directors. As the result, the lone remaining claim seeks damages against the Company for non-payment of the note. The Company contends that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the liquidator’s claim. The Company is defending this matter vigorously.

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, two indemnification claims are pending against the Company. Insurance coverage exists for these matters. Counsel for the Company’s insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

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

Company’s former specialty-manufacturing subsidiary are named defendants in these lawsuits. The agreement under which the assets of the former subsidiary were sold contains indemnification provisions, which could result in liability for both parties. Counsel for the Company’s insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

11.  Nasdaq Communication

On April 29, 2003 the Company was notified by Nasdaq Listing Qualifications that it had not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in marketplace rule 4310(c)(4). The Company was not eligible for an additional 90 calendar day compliance period because it did not meet the initial inclusion requirements of the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). Accordingly, the Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on May 8, 2003. The Company’s securities became immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on May 8, 2003. The OTC Bulletin Board symbol assigned to the Company is “RELM”.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table shows each item from the condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30 2003	June 30 2002	June 30 2003	June 30 2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3	68.9	67.8	70.1
Gross margin	33.7%	31.1%	32.2	29.9%
Selling, general and administrative expenses	(29.5)	(29.5)	(33.0)	(29.6)
Loss on Notes Receivable	—	—	—	(9.3)
Interest expense	(2.3)	(2.2)	(2.5)	(2.3)
Other income	0.4	0.7	0.4	0.9
Net income (loss)	2.3%	0.1%	(2.9)%	(10.4)%

Net Sales

Net sales for the three months ended June 30, 2003 increased approximately $0.3 million (5.7%) to $5.2 million from $4.9 million for the same period last year.

This increase is attributed primarily to sales of our digital APCO Project 25-compliant products. Our initial digital portable radio, the DPH, was approved for sale by the Federal Communications Commission (FCC) late in March 2003. Shortly thereafter, it was added to our contract with the GSA. More recently, in July 2003, the DPH was awarded a place on the Department of Interior (DOI) digital communications contract. Accordingly, it can now be purchased by DOI agencies as well as other federal government agencies nationwide. During the quarter, Uniden products were sold to a barter concern for approximately $204,000. For this sale we received credits with the barter concern, which will be utilized to procure goods and services in the normal course of business in the future. We have executed various transactions with this concern since establishing a relationship in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 2003 decreased approximately $0.9 million (8.8%) to $8.8 million from $9.7 million for the same period last year, primarily due to revenue declines during the first quarter 2003. First quarter revenues from BK Radio-branded analog products, sold principally to the government and public safety market segments, decreased approximately $1.0 million compared to the same period last year due to lighter demand from our primary customers in federal and state agencies. This decrease was partially offset by new product revenues driven by our newly introduced digital portable radio, and the RP Series analog portable radios. The RP-Series is a full-featured, yet low-cost product line designed to compete effectively in the highly competitive business and industrial market segment.

Cost of Sales and Gross Margin

Cost of sales as a percentage of net sales for the three months ended June 30, 2003 was 66.3% compared to 68.9% for the same period last year. For the six months ended June 30, 2003, cost of sales as a percentage of net sales was 67.8% compared to 70.1% for the same period last year.

The improvement in cost of sales and gross margins reflects lower product costs driven by the implementation of strategic manufacturing relationships, and higher margins realized from sales of our new APCO Project 25 compliant digital portable radio. It also reflects reductions in staffing and other manufacturing support costs at our operations in West Melbourne, Florida. These actions began impacting product costs in 2002. We anticipate continued improvements in cost of sales and gross margins.

We continuously evaluate new manufacturing alternatives to further reduce our product costs. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses. For the three months ended June 30, 2003, SG&A expenses totaled approximately $1.5 million (29.5% of sales) compared to $1.5 million (29.5% of sales) for the same period last year. For the six months ended June 30, 2003, SG&A expenses totaled approximately $2.9 million (33.0% of sales) compared to $2.9 million (29.6% of sales) for the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses-continued

Marketing and selling expenses for the three and six months ended June 30, 2003 increased approximately $85,000 (15.3%) and $87,000 (8.0%), respectively. This increase was the result of initiatives to drive revenue growth, particularly from new products. These increases were partially offset by decreases in engineering and development expenses as our ESAS systems development was largely completed.

Loss On Notes Receivable

In April 2002, we learned that the purchaser of the assets of the Company’s former paper-manufacturing subsidiary had ceased operations. Accordingly, the Company wrote-off the entire principal amount ($900,000) of the two promissory notes in the first quarter of last year.

Operating Income (Loss)

Operating income for the three months ended June 30, 2003 was approximately $254,000 compared to approximately $78,000 for the same period last year. The operating loss for the six months ended June 30, 2003 was approximately $70,000 compared to approximately $876,000 for the same period last year. The prior year included a non-recurring write-off of the entire principal amount ($900,000) of two promissory notes. Excluding this write-off, we reported operating income of approximately $24,000.

Interest Expense

For the three months ended June 30, 2003 interest expense totaled $119,000 (2.3% of sales) compared to $111,000 (2.2% of sales) for the same period last year. For the six months ended June 30, 2003 interest expense totaled $222,000 (2.5% of sales) compared to $221,000 (2.3% of sales) for the same period last year. In March 2003, our senior lender increased the annual interest rate on our revolving line of credit by 2%, in accordance with the provisions of the loan agreement. Additionally, borrowings from the revolving line of credit increased compared to the same period last year.

Income Taxes

No income tax provision was provided for the three or six months ended June 30, 2003 or 2002. We have net operating loss carryforward benefits totaling approximately $35 million at June 30, 2003. We have evaluated our tax position in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes-continued

accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset. As a result, we have provided valuation allowances against our net deferred tax assets.

Recent Events

U. S. Department of Interior (DOI) Contract

In July 2003, we were awarded contract participation to supply to the U. S. Department of Interior (DOI) digital LMR equipment that is compliant with APCO (Association of Public-Safety Communications Officials) Project 25 specifications. The contract, originally established in November 2002, is a fixed-price, indefinite-delivery and indefinite-quantity contract that is open to all federal agencies. It includes one base year with options for four additional years. Under the contract, U.S. government agencies may purchase up to $1 billion of APCO Project 25 LMR equipment. The contract has no minimum purchase requirements, and purchases may fluctuate from period to period.

APCO Project 25 specifies standard features and signaling for narrow-band digital voice and data in both conventional and trunking modes of operation. The standard has been adopted by the U.S. federal government, which has targeted a conversion to APCO Project 25 LMR equipment by year-end 2005. Government and public-safety LMR users nationwide are increasingly adopting this standard. A cornerstone of APCO Project 25 is to provide effective interoperability among users of compliant equipment, regardless of the equipment manufacturer.  Through this open architecture, APCO Project 25 provides an environment where users will have a wider selection of LMR suppliers, including RELM.

Utilizing state-of-the-art technology, our APCO Project 25-compliant portable radio, the DPH, was developed internally by our engineering team and provides advantages over other digital portable radio offerings, including a unique combination of performance, technical specifications and affordability. The DPH is less expensive than any comparable product currently offered, while offering unsurpassed audio clarity and extended battery life. Furthermore, complex, non-critical functions have been streamlined or eliminated, making the unit very easy to use. Current customers of RELM’s BK Radio brand products can utilize existing accessories, such as antennas and batteries, a capability that further reduces the customer’s initial investment. Moreover, our analog portable radios can be upgraded to the new digital platform. This allows current BK Radio analog users to transform their analog units

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events-continued

to digital APCO Project 25-compliant radios at a cost considerably lower than that of a new digital radio. We also offer a trade-in program for its E-Series portable radio under which customers can receive hundreds of dollars in credit toward the purchase of a new DPH.

Revolving Credit Facility

As of December 31, 2002 we were in violation of certain financial covenants in our revolving line of credit agreement. Accordingly, all amounts due under the agreement are classified as a current liability as of June 30, 2003. We have been negotiating with the lender, the terms and conditions of a proposed forbearance agreement. We, however, have been unable to reach a definitive agreement. On July 3, 2003, we received a notice from the lender demanding payment in full of all indebtedness to the lender under the loan agreement on or before October 2, 2003. The letter also asserts that events of default continue to exist under the loan agreement. The lender contends that it may, at its sole discretion, make further advances or extensions of credit under the loan agreement, but is not obligated to do so. If lender decides to make further advances or extensions of credit, the borrowing base and the maximum amount of the line shall continue with the terms previously established. The lender has reserved the right to exercise all rights and remedies available to it under the loan agreement if we fail to make full payment of all indebtedness by October 2, 2003.

We have received financing proposals from several lenders. The proposals are being evaluated and due diligence procedures are being performed.  We anticipate that our present lender will continue to make advances as described in their letter. If the lender declines to advance additional funds, we believe that our cash on hand will be sufficient to finance our operations until an agreement is reached with an alternative financing source. If, however, we are unsuccessful in securing financing from an alternative source in a timely manner, our operations could be adversely affected.

Significant Customers

Sales to the United States government represented approximately $2.24 million (42.8%) of our total revenues for the three months ended June 30, 2003, compared to $2.47 million (50%) for the same period last year. For the six months ended June 30, 2003, sales to the United States government represented approximately $3.70 million (41. 9%) of our total revenues, compared to $3.95 million (40.8%) for the same period last year. These sales were primarily to the United States Forest Service (USFS).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inflation and Changing Prices

Inflation and changing prices for the three and six months ended June 30, 2003 have contributed to increases in wages, facilities, and raw material costs. These inflationary effects were more than offset by increased prices to customers and reduced manufacturing costs associated with our initiatives to utilized low-cost contract manufacturers.

Liquidity and Capital Resources

For the six months ended June 30, 2003, net cash used in operating activities totaled $1.7 million compared to net cash provided by operating activities of $1.1 million for the same period last year. The increase in cash used in operations is attributed primarily to a $0.8 million reduction in the net loss as compared to the same period last year. Accounts receivable increased as revenues increased during the three months ended June 30, 2003 compared to the preceding quarter. Cash was generated from the reduction of inventories ($1.3 million) during the six months ended June 30, 2003, compared to an inventory reduction of $0.9 million for the same period last year. Cash totaling approximately $0.7 million was used to pay trade payables during the six months ended June 30, 2003, compared to $1.1 million used to reduce trade payables during the same period last year. Additionally, in the first quarter of the prior year, operations included a $900,000 valuation reserve for a note receivable pertaining to its former subsidiary, Fort Orange Paper Company, which was a non-cash item.

Capital expenditures increased by $10,000. Limited capital expenditures are planned for 2003. The current revolving line of credit contains restrictions on our capital expenditures. We believe that these restrictions will not impact the execution of our capital investment plans. We anticipate that capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash provided by financing activities totaled $0.9 million for the six months ended June 30, 2003, compared to $0.8 million for the same period last year. Cash provided by financing activities was primarily the result of additional borrowings from our revolving line of credit to fund operating requirements. In the same period last year, we raised approximately $2.0 million from the issuance of common stock and reduced our revolving line of credit by approximately $1.3 million.

We have a $3 million revolving line of credit with Fleet Business Credit.  As of June 30, 2003, the amount outstanding on the line was approximately $2.9 million. The formula under the terms of the agreement supported a borrowing base of approximately $3.0 million, of which approximately $0.1 million was available at June

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources-continued

30, 2003. As of December 31, 2002 we were in violation of certain financial covenants in our revolving line of credit agreement. Accordingly, all amounts due under the agreement are classified as a current liability as of June 30, 2003. We have been negotiating with the lender, the terms and conditions of a proposed forbearance agreement. We, however, have been unable to reach a definitive agreement. On July 3, 2003, we received a notice from the lender demanding payment in full of all indebtedness to the lender under the loan agreement on or before October 2, 2003. The letter also asserts that events of default continue to exist under the loan agreement. The lender contends that it may, at its sole discretion, make further advances or extensions of credit under the loan agreement, but is not obligated to do so. If lender decides to make further advances or extensions of credit, the borrowing base and the maximum amount of the line shall continue with the terms previously established. The lender has reserved the right to exercise all rights and remedies available to it under the loan agreement if we fail to make full payment of all indebtedness by October 2, 2003.

We have received financing proposals from several lenders. The proposals are being evaluated and due diligence procedures are being performed.  We anticipate that our present lender will continue to make advances as described in their letter. If the lender declines to advance additional funds, we believe that our cash on hand will be sufficient to finance our operations until an agreement is reached with an alternative financing source. If, however, we are unsuccessful in securing financing from an alternative source in a timely manner, our operations could be adversely affected.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining new financing to replace its current credit facility. Management believes its efforts to secure new financing will be successful, enabling the Company to continue operations for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act Of 1995 and is subject to the safe-harbor created by such act. These forward-looking statements concern the Company’s operations, economic performance and financial condition and are based largely on the Company’s beliefs and expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements-continued

achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors and risks include, among others, the following: the factors described in the Company’s filings with the Securities and Exchange Commission; general economic and business conditions; changes in customer preferences; competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company’s personnel; and the availability, terms and deployment of capital.

Certain of these factors and risks, as well as other risks and uncertainties are stated in more detail in the Company’s Annual Report on Form 10-K. These forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

The Company’s primary exposure to market risk relates to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $6.1 million of debt outstanding as of June 30, 2003, of which $3.1 million, or 50.8%, has been borrowed under subordinated convertible notes at a fixed rate of 8.0% with maturity on December 31, 2004. The Company also has $2.9 million of variable rate debt as of June 30, 2003. As these debt instruments mature, the Company typically refinances such debt at existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company’s debt portfolio. A change in interest rates impacts the net market value of the Company’s fixed rate debt, but has no impact on its interest incurred or cash flows. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of June 30, 2003, it

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

is estimated that a 100 basis point increase in interest rates on the Company’s revolving line of credit would result in an additional $29,000 in interest incurred per year on its line of credit. A 100 basis point decline would lower interest incurred by $29,000 per year.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1993, a civil action was brought against us by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1,700,000 plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by us in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by us and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, we filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by us and one of our directors. As the result, the lone remaining claim seeks damages against us for non-payment of the note. We contend that this note was canceled and released for fair consideration in 1993 and that there is no basis in law or fact for the liquidator’s claim. The Company is defending this matter vigorously.

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, two

ITEM 1. LEGAL PROCEEDINGS-continued

indemnification claims are pending against the Company. Insurance coverage exists for these matters. Counsel for the Company’s insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas.  On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in these lawsuits. The agreement under which the assets of the former subsidiary were sold contains indemnification provisions, which could result in liability for both parties. Counsel for the Company’s insurer is vigorously defending both claims. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome in each of these actions is remote.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have a $3 million revolving line of credit with Fleet Business Credit.  As of June 30, 2003, the amount outstanding on the line was approximately $2.9 million. The formula under the terms of the agreement supported a borrowing base of approximately $3.0 million, of which approximately $0.1 million was available at June 30, 2003. As of December 31, 2002 we were in violation of certain financial covenants in our revolving line of credit agreement. Accordingly, all amounts due under the agreement are classified as a current liability as of June 30, 2003. We have been negotiating with the lender, the terms and conditions of a proposed forbearance agreement. We, however, have been unable to reach a definitive agreement. On July 3, 2003, we received a notice from the lender demanding payment in full of all indebtedness to the lender under the loan agreement on or before October 2, 2003. The letter also asserts that events of default continue to exist under the loan agreement. The lender contends that it may, at its sole discretion, make further advances or extensions of credit under the loan agreement, but is not obligated to do so. If lender decides to make further advances or extensions of credit, the borrowing base and the maximum amount of the line shall continue with the terms previously established. The lender has reserved the right to exercise all rights and remedies available to it under the loan agreement if we fail to make full payment of all indebtedness by October 2, 2003.

We have received financing proposals from several lenders. The proposals are being evaluated and due diligence procedures are being performed.  We anticipate that our present lender will continue to make advances as described in their letter. If the lender declines to advance additional funds, we believe that our cash on hand will be

ITEM 3. DEFAULTS UPON SENIOR SECURITIES-continued

sufficient to finance our operations until an agreement is reached with an alternative financing source. If, however, we are unsuccessful in securing financing from an alternative source in a timely manner, our operations could be adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of our shareholders was held on May 6, 2003. Of the 8,565,088 shares of common stock outstanding and entitled to vote at the meeting, 6,026,791 shares were represented in person or by proxy. George N. Benjamin III succeeded Donald F. U. Goebert as chairman of the board.

Election of Directors

On the proposal to elect Donald F. U. Goebert, David. P. Storey, Ralph R. Whitney, James C. Gale, George N. Benjamin, III and Randolph K. Piechocki as directors until the 2004 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below:

	For	Withheld

Donald F. U. Goebert	6,021,805	4,986
David P. Storey	6,021,693	5,098
Ralph R. Whitney	6,021,805	4,986
James C. Gale	6,021,805	4,986
George N. Benjamin III	6,021,805	4,986
Randolph K. Piechocki	6,021,805	4,986

Ratification Of The Appointment Of BDO Seidman, LLP As Independent Certified Public Accountants

On the proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent auditors, 6,021,943 shares were voted for the proposal, 2,863 shares were voted against the proposal, and 1,985 shares abstained from the vote. The affirmative vote of the holders of a majority of the total votes cast was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.

ITEM 5. OTHER INFORMATION

On April 29, 2003 the Company was notified by Nasdaq Listing Qualifications that it had not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in marketplace rule 4310(c)(4). The Company was not eligible for an additional 90 calendar day compliance period because it did not meet the initial inclusion requirements of the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). Accordingly, the Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on May 8, 2003. The Company’s securities became immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on May 8, 2003. The OTC Bulletin Board symbol assigned to the Company is “RELM”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 31.1  Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2  Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1  Certification Pursuant to 18 U.S.C Section 1350 and Exchange Act Rule 13a-14(b).

Exhibit 32.2  Certification Pursuant to 18 U.S.C Section 1350 and Exchange Act Rule 13a-14(b).

(b)

Reports on Form 8-K during the fiscal quarter ended June 30, 2003.

May 15, 2003 – Press release announcing RELM Wireless Corporation’s financial results for the three months ended March 31, 2003.

April 10, 2003 – Press release announcing RELM Wireless Corporation’s operating and financial results for the fourth quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RELM WIRELESS CORPORATION

(The “Registrant”)

Date: August 13, 2003

By:

/s/ W. P. KELLY

William P. Kelly

Executive Vice President – Finance and

Chief Financial Officer

(Principal financial and accounting

officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).
32.2	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).