Form 10-Q
period 2003-09-30
RELM WIRELESS CORP
filed 2003-11-05
CIK 2186

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 000-7336

                            RELM WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                                        59-3486297
    State or other jurisdiction of                         (I.R.S. Employer
    Incorporation or organization                        Identification No.)


                              7100 Technology Drive
                          West Melbourne, Florida 32904
              (Address of principal executive offices and Zip Code)


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

                                 Yes |X| No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No |X|

         There were 9,065,088 shares of common stock, $0.60 par value, of the registrant outstanding at September 30, 2003.

================================================================================

================================================================================

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)


                                                                           SEPTEMBER 30  December 31
                                                                               2003         2002
                                                                           ------------  -----------

ASSETS
Current Assets:
     Cash and cash equivalents                                               $    847     $  1,631
     Trade accounts receivable (net of allowance for doubtful accounts of
     $57 as of September 30, 2003 and $69 as of December 31, 2002)              2,754          765
     Inventories, net                                                           6,397        7,862
     Notes receivable                                                              21           21
     Prepaid expenses and other current assets                                    357          289
                                                                             --------     --------

Total current assets                                                           10,376       10,568

Property, plant and equipment, net                                              1,529        1,792
Notes receivable, less current portion                                             36           41
Debt issuance costs, net                                                          213          341
Other assets                                                                      407          114
                                                                             --------     --------

Total assets                                                                 $ 12,561     $ 12,856
                                                                             ========     ========


           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)



                                                                           SEPTEMBER 30  December 31
                                                                               2003         2002
                                                                           ------------  -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current Liabilities:
     Line of credit                                                          $  1,759     $  1,970
     Accounts payable                                                           1,476        2,127
     Accrued compensation and related taxes                                       495          466
     Accrued warranty expense                                                     100          103
     Accrued expenses and other current liabilities                               362          168
                                                                             --------     --------

Total current liabilities                                                       4,192        4,834

Subordinated convertible notes                                                  3,150        3,150

Stockholders' equity:
     Preferred stock; $1.00 par value; 1,000,000 authorized shares none          --           --
     issued or outstanding
     Common stock; $.60 par value; 20,000,000 authorized shares:
     9,065,088 issued and outstanding  at September 30, 2003; 8,540,088         5,438        5,123
     issued and outstanding at December 31, 2002
     Additional paid-in capital                                                21,553       21,557
     Accumulated deficit                                                      (21,772)     (21,808)
                                                                             --------     --------

Total stockholders' equity                                                      5,219        4,872
                                                                             --------     --------

Total liabilities and stockholders' equity                                   $ 12,561     $ 12,856
                                                                             ========     ========

            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data) (Unaudited)


                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ------------------               -----------------
                                       SEPTEMBER 30     September 30     SEPTEMBER 30     September 30
                                           2003             2002             2003             2002
                                           ----             ----             ----             ----

Sales                                    $  5,000         $  3,979         $ 13,827         $ 13,662
Expenses
    Cost of products                        3,009            2,821            8,994            9,610
    Selling, general & administrative       1,593            1,489            4,505            4,359
    Loss on notes receivables                --               --               --                900
                                         --------         --------         --------         --------
                                            4,602            4,310           13,499           14,869
                                         --------         --------         --------         --------
Operating income (loss)                       398             (331)             328           (1,207)
Other income (expense):
    Interest expense                         (115)            (115)            (338)            (336)
    Other income                                8               51               46              135
                                         --------         --------         --------         --------
Net income  (loss)                       $    291         $   (395)        $     36         $ (1,408)
                                         ========         ========         ========         ========

Earnings (loss) per share-basic          $   0.03         $  (0.05)        $   0.00         $  (0.19)
                                         ========         ========         ========         ========

Earnings (loss) per share-diluted        $   0.03         $  (0.05)        $   0.00         $  (0.19)
                                         ========         ========         ========         ========



           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                          SEPTEMBER 30    September 30
                                                                              2003            2002
                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)                                                           $    36         $(1,408)
Adjustments to reconcile net loss to net cash provided by (used in )
operating activities:
    Loss on Notes Receivable                                                   --               900
    Allowance for doubtful accounts                                             (12)            (14)
    Inventories reserve                                                         150             (43)
    Depreciation and amortization                                               501             575
    Change in current assets and liabilities:
         Accounts receivable                                                 (1,977)          2,120
         Inventories                                                          1,315           1,037
         Accounts payable                                                      (650)         (1,313)
         Other current assets                                                  (364)            202
         Other current liabilities                                              219             (72)
                                                                            -------         -------
Net cash provided by (used in) operating activities                            (782)          1,984

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (101)           (153)
                                                                            -------         -------
Net cash used in investing activities                                          (101)           (153)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt and capital lease obligations                                --               (10)
Net decrease in revolving credit lines                                         (212)         (1,859)
Net proceeds from issuance of common stock                                      311           2,021
                                                                            -------         -------
Net cash provided by financing activities                                        99             152

Increase (decrease) in cash and cash equivalents                               (784)          1,983
Cash and cash equivalents, beginning of period                                1,631             335
                                                                            -------         -------

Cash and cash equivalents, end of period                                    $   847         $ 2,318
                                                                            =======         =======

SUPPLEMENTAL DISCLOSURE
    Interest paid                                                           $   338         $   336
                                                                            =======         =======

           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)



1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results for a full year.

2.  SIGNIFICANT EVENTS AND TRANSACTIONS

In July 2003, the Company was awarded contract participation to supply to the U.S. Department of Interior (DOI) digital LMR equipment that is compliant with APCO (Association of Public-Safety Communications Officials) Project 25 specifications. The contract, originally established in November 2002, is a fixed-price, indefinite-delivery and indefinite-quantity contract that is open to all federal agencies. It includes one base year with options for four additional years. Under the contract, U.S. government agencies may purchase up to $1 billion of APCO Project 25 LMR equipment. The contract has no minimum purchase requirements, and purchases may fluctuate from period to period. During the three months ended September 30, 2003, the Company received approximately $3.0 million in orders as a result of this contract.

On August 29, 2003, the Company replaced its existing revolving line of credit with Fleet Capital Corporation, under which it had been in default since December 31, 2002, by entering into an agreement with a new lender, Silicon Valley Bank. The agreement provides for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of the Company's assets, consisting principally of its trade receivables and inventory. Concurrently with the refinancing transaction, three funds affiliated with the Company's directors purchased an aggregate of 500,000 shares of the Company's common stock at $0.60 per share. The proceeds of the transaction were used to pay off the Company's existing credit facility with Fleet Capital Corporation and provide working capital to be used in executing the Company's business plans, including the expansion of its digital product line.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)


3.  ALLOWANCE ON TRADE RECEIVABLES

The allowance for collection losses on trade receivables was $57 on gross trade receivables of $2,811 at September 30, 2003. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of September 30, 2003. Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2003 cannot be known with certainty, the Company relies on prior experience. The Company's historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. The Company's policy is to maintain a general allowance of approximately 1% to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently the Company's allowance on trade receivables is 2.0% of gross trade receivables. The Company also maintains a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company then reserves a portion or all of the customer's balance. As of September 30, 2003, there was no specific allowance.

4.  INVENTORIES

The components of inventory, net of reserves totaling $2,752 and $2,617 at September 30, 2003 and December 31, 2002, respectively, consist of the following:

                                         SEPTEMBER 30           December 31
                                             2003                  2002
                                             ----                  ----

Finished goods                              $3,357                $4,948
Work in process                                856                   507
Raw materials                                2,184                 2,407
                                            ------                ------
                                            $6,397                $7,862
                                            ======                ======

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.8 million as of September 30, 2003 compared to approximately $2.6 million as of December 31, 2002. This reserve is used to state the Company's inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales of its inventory as of September 30, 2003 cannot be known with certainty, the Company relies on past sales experience, future sales forecasts, and its strategic business plans to determine the amount of the reserve. Generally, in evaluating inventory, the Company analyzes its historical activity and classifies it as having been active or inactive. For raw material inventory with no activity, the Company reserves 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no activity the Company reserves 80% of its cost. For inventory with activity, the

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)


Company reviews the average annual activity over the past three years, projects that amount over the next seven years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a seven year projected consumption). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next seven years. As of September 30, 2003, a portion of the Company's inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory during the three and nine months ended September 30, 2003, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.

5.  BARTER CREDITS

The Company has entered into various barter transactions, exchanging inventory for barter credits that are redeemable for goods and services in the future, including but not limited to promotion, advertising, printing, and travel, among others.

The credits are recorded at fair value of the inventory exchanged in accordance with APB 29 "Accounting for Non-Monetary Transactions" and EITF 93-11 "Accounting for Barter Transactions." The credits totaled approximately $291 and $157 as of September 30, 2003 and December 31, 2002, respectively, and have no expiration date. Such amounts are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company evaluates the recoverability of these credits on a quarterly basis and expects to utilize all available credits.

6.  CONVERTIBLE SUBORDINATED NOTES

The Company privately placed convertible subordinated notes on March 16, 2000. The amount due under the notes totals $3,150. The notes require interest only payments at 8% per annum through December 31, 2004, at which time the principal amount becomes due. At the time of issuance, the notes were convertible into shares of RELM common stock at $3.25 per share. The notes contain provisions that protect the purchasers of the notes against dilution should the Company issue shares of common stock at a price less than the notes' conversion price then in effect. These provisions provide for an adjustment in the notes' conversion price and the number of shares into which the notes may be converted. On two occasions, March 22, 2002 and August 29, 2003 the Company issued shares of stock at a price below the notes' conversion price then in effect. Accordingly, the conversion price of the notes has been adjusted to $1.88, which was the effective conversion price as of September 30, 2003.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)


7.  STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the nine months ended September 30, 2003 are as follows:



                                            COMMON STOCK               ADDITIONAL
                                            ------------                 PAID-IN         ACCUMULATED
                                       SHARES           AMOUNT           CAPITAL           DEFICIT           TOTAL
                                       ------           ------           -------           -------           -----


Balance at December 31, 2002          8,540,088        $   5,123        $  21,557         $ (21,808)        $   4,872

Common stock issued                     525,000              315               (4)             --                 311
Net income                                 --               --               --                  36                36
                                      ---------        ---------        ---------         ---------         ---------
BALANCE AT SEPTEMBER  30, 2003        9,065,088        $   5,438        $  21,553         $ (21,772)        $   5,219
                                      =========        =========        =========         =========         =========

8.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               ------------------                     -----------------
                                                         SEPTEMBER 30       September 30        SEPTEMBER 30       September 30
                                                            2003               2002                2003               2002
                                                            ----               ----                ----               ----
Numerator:
   Net income (loss)  (numerator for basic and
   diluted earnings per share)                           $       291        $      (395)        $        36        $    (1,408)
                                                         -----------        -----------         -----------        -----------

Denominator:
   Denominator for basic and diluted earnings per          8,703,977          8,537,424           8,607,032          7,501,389
    share weighted average common shares
    outstanding
Effect of dilutive securities:
    Options                                                   51,145               --                51,145               --
     Warrants                                                136,437               --               136,437               --
                                                         -----------        -----------         -----------        -----------

   Denominator for diluted earnings per share -            8,891,559          8,537,424           8,794,614          7,501,389
    adjusted weighted average shares
                                                         ===========        ===========         ===========        ===========
Basic earnings (loss) per share                          $      0.03        $     (0.05)        $      0.00        $     (0.19)
                                                         ===========        ===========         ===========        ===========
Diluted earnings (loss) per share                        $      0.03        $     (0.05)        $      0.00        $     (0.19)
                                                         ===========        ===========         ===========        ===========


9.  STOCK BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation cost is reflected in the Company's net income related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)


Stock-Based Compensation & Financial Accounting Standard (FAS) 148, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------                    -------------
                                                          2003            2002            2003            2002
                                                          ----            ----            ----            ----

Net income (loss) as reported                           $   291         $  (395)        $    36         $(1,408)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                  (20)            (26)            (93)            (84)

Pro forma net income (loss)                             $   271         $  (421)        $   (57)        $(1,492)
                                                        =======         =======         =======         =======

Basic and diluted income (loss) per share:
    As reported                                         $  0.03         $ (0.05)        $  0.00         $ (0.19)
                                                        =======         =======         =======         =======
    Pro forma                                           $  0.03         $ (0.05)        $ (0.01)        $ (0.20)
                                                        =======         =======         =======         =======

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

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring") ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)


definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Statement 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)

variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after September 30, 2003, except as stated within the statement, and should be applied prospectively. The Company is currently assessing the impact of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling (minority) interests which on October 29, 2003, the FASB decided to defer indefinitely. SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

11.  CONTINGENT LIABILITIES

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table shows each item from the condensed consolidated statements of operations expressed as a percentage of sales:

                                              PERCENTAGE OF SALES           PERCENTAGE OF SALES
                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ------------------             -----------------
                                          SEPTEMBER 30   September 30   SEPTEMBER 30   September 30
                                              2003           2002           2003           2002
                                              ----           ----           ----           ----

Sales                                        100.0%         100.0%         100.0%         100.0%
Cost of sales                                 60.2           70.9           65.0           70.3
                                             -----          -----          -----          -----
Gross margin                                  39.8%          29.1%          35.0           29.7%
Selling, general and administrative
expenses
                                             (31.9)         (37.4)         (32.6)         (31.9)
Loss on Notes Receivable                       --             --             --            (6.6)
Interest expense                              (2.3)          (2.9)          (2.4)          (2.5)
Other income                                   0.2            1.3            0.3            1.0
                                             -----          -----          -----          -----
Net income (loss)                              5.8%          (9.9)%          0.3%         (10.3)%
                                             =====          =====          =====          =====

NET SALES

Net sales for the three months ended September 30, 2003 increased approximately $1.0 million (25.7%) to $5.0 million from $4.0 million for the same period last year.

This increase is attributed primarily to sales of our digital APCO Project 25-compliant products. Our digital portable radio, the DPH, was approved by the Federal Communications Commission (FCC) late in March 2003. Shortly thereafter, it was added to our contract with the GSA. More recently, in July 2003, the DPH was awarded a place on the Department of Interior (DOI) digital communications contract. Accordingly, it can now be purchased by DOI agencies as well as other federal government agencies nationwide from DOI agencies.

Net sales for the nine months ended September 30, 2003 increased approximately $0.2 million (1.2%) to $13.8 million from $13.6 million for the same period last year.

This increase is attributed primarily to the introduction of our digital portable radio, the DPH, and its inclusion on the DOI contract. Also, revenue increases from our new RP-series portable radios, introduced earlier this year, largely offset a decline in revenues from Uniden-branded products. The RP is a full featured, low-cost product line designed to compete effectively in the commercial and industrial market segment.

COST OF SALES AND GROSS MARGIN

Cost of sales as a percentage of net sales for the three months ended September 30, 2003 was 60.2% compared to 70.9% for the same period last year. For the nine months ended September 30, 2003, cost of sales as a percentage of net sales was 65.0% compared to 70.3% for the same period last year.

The improvement in cost of sales and gross margins reflects lower product costs driven by the implementation of strategic manufacturing relationships, and higher margins realized from sales of our new APCO Project 25 compliant digital portable radio. It also reflects reductions in staffing and other manufacturing support costs at our operations in West Melbourne, Florida. These actions began impacting product costs in 2002. We anticipate continued improvements in cost of sales and gross margins in future quarters as our strategic manufacturing relationships expand and digital product revenues grow.

We continuously evaluate new manufacturing alternatives to further reduce our product costs. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses. For the three months ended September 30, 2003, SG&A expenses totaled approximately $1.6 million (31.9% of sales) compared to approximately $1.5 million (37.4% of sales) for the same period last year. For the nine months ended September 30, 2003, SG&A expenses totaled approximately $4.5 million (32.6% of sales) compared to approximately $4.4 million (31.9% of sales) for the same period last year.

The overall increase in SG&A expenses is attributed primarily to increases in selling and marketing expenses. Marketing and selling expenses for the three and nine months ended September 30, 2003 increased approximately $0.1 million (23.9%) and $0.2 million (24.7%), respectively. These increases were primarily the result of the redeployment of internal staff for initiatives designed to drive revenue growth, particularly from new products, such as our digital product, RP-series portable radios, and ESAS systems. These increases were partially offset by decreases in engineering and development expenses as our ESAS systems development was largely completed.

OPERATING INCOME (LOSS)

Operating income for the three months ended September 30, 2003 was approximately $398,000 compared to an operating loss of approximately ($331,000) for the same period last year. The operating income for the nine months ended September 30, 2003 was approximately $328,000 compared to an operating loss of approximately ($1,207,000) for the same period last year. The prior year period included a non-recurring write-off of the entire principal amount ($900,000) of two promissory notes.

INTEREST EXPENSE

For the three months ended September 30, 2003, interest expense totaled $115,000 (2.3% of sales) compared to $115,000 (2.9% of sales) for the same period last year. For the nine months ended September 30, 2003, interest expense totaled $338,000 (2.3% of sales) compared to $336,000 (2.5% of sales) for the same period last year. In March 2003, Fleet Capital, our former senior lender, increased the annual interest rate on our revolving line of credit by 200 basis points, in accordance with the provisions of the loan agreement. This increase was largely offset, however, by reduced borrowings. The annual interest rate under our new revolving line of credit that was closed on August 29, 2003, was 200 basis points per annum over the current prime lending rate at September 30, 2003, which is 100 basis points lower than the last rate charged by our former lender.

INCOME TAXES

No income tax provision was provided for the three or nine months ended September 30, 2003 or 2002. We have net operating loss carryforward benefits totaling approximately $35 million at September 30, 2003. We have evaluated our tax position in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, and do not believe that we have met the more-likely-than-not criteria for recognizing a deferred tax asset. As a result, we have provided valuation allowances against our net deferred tax assets.

RECENT EVENTS

U. S. DEPARTMENT OF INTERIOR (DOI) CONTRACT

In July 2003, we were awarded contract participation to supply to the U. S. Department of Interior (DOI) digital LMR equipment that is compliant with APCO (Association of Public-Safety Communications Officials) Project 25 specifications.

The contract, originally established in November 2002, is a fixed-price, indefinite-delivery and indefinite-quantity contract that is open to all federal agencies. It includes one base year with options for four additional years. Under the contract, U.S. government agencies may purchase up to $1 billion of APCO Project 25 LMR equipment. The contract has no minimum purchase requirements, and purchases may fluctuate from period to period. During the three months ended September 30, 2003 we received orders totaling approximately $3.0 million from DOI agencies.

REVOLVING CREDIT FACILITY

On August 29, 2003, we entered into an agreement with a new lender. The agreement provides for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of our assets, consisting principally of our trade receivables and inventory. Concurrently with the refinancing transaction, three funds affiliated with our directors purchased an aggregate of 500,000 shares of our common stock at $0.60 per share. The proceeds of the transaction were used to pay off our existing revolving credit facility with Fleet Capital Corporation and provide working capital to be used in executing our business plans, including the expansion of our digital product line. We had been in default of certain financial covenants under the terms of our credit agreement with Fleet Capital Corporation and Fleet had in July 2003 demanded payment in full of all indebtedness thereunder on or before October 2, 2003.

SIGNIFICANT CUSTOMERS

Sales to the United States government represented approximately $2.47 million (49.48%) of our total revenues for the three months ended September 30, 2003, compared to approximately $1.70 million (42.8%) for the same period last year. For the nine months ended September 30, 2003, sales to the United States government represented approximately $6.17 million (44.7%) of our total revenues, compared to approximately $5.79 million (42.4%) for the same period last year. These sales were primarily to the United States Forest Service
(USFS).

INFLATION AND CHANGING PRICES

Inflation and changing prices for the three and nine months ended September 30, 2003 have contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilized low-cost contract manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, net cash used in operating activities totaled approximately $0.8 million compared to net cash provided by operating activities of approximately $2.0 million for the same period last year. For the nine months ended September 30, 2003, we realized a net profit of approximately $36,000 compared to a net loss of approximately $1.4 million for the same period last year. The increase in cash used in operations is attributed primarily to an increase in accounts receivable resulting from increased revenues during the three months ended September 30, 2003 compared to the same period for the preceding year. Cash was generated from the reduction of inventories ( approximately $1.3 million) during the nine months ended September 30, 2003, compared to an inventory reduction of approximately $1.0 million for the same period last year. Also, cash totaling approximately $0.7 million was used to pay trade payables during the nine months ended September 30, 2003, compared to approximately $1.3 million used to reduce trade payables during the same period last year. Additionally, in the prior year, operations included a $0.9 million valuation reserve for a note receivable pertaining to its former subsidiary, Fort Orange Paper Company, which was a non-cash item.

Capital expenditures for the nine months ended September 30, 2003 decreased by approximately $52,000 compared to the same period last year. Limited capital expenditures are planned for the remainder of 2003. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash provided by financing activities totaled approximately $0.1 million for the nine months ended September 30, 2003, compared to approximately $0.2 million for the same period last year. Cash provided by financing activities was primarily the result of the sale of 500,000 shares of common stock for $0.3 million, which was partially offset by payments to reduce our revolving line of credit. In the same period last year, we raised approximately $2.0 million from the issuance of common stock and reduced our revolving line of credit by approximately $1.9 million.

On August 29, 2003, we replaced our existing revolving line of credit with Fleet Capital Corporation, under which we had been in default since December 31, 2002, by entering into an agreement with a new lender, Silicon Valley Bank. The agreement provides for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of our assets, consisting principally of our trade receivables and inventory. Concurrently with the refinancing transaction, three funds affiliated with our directors purchased an aggregate of 500,000 shares of our common stock at $0.60 per share. The proceeds of the transaction were used to pay off our existing credit facility with Fleet Capital Corporation and provide working capital to be used in executing our business plans, including the expansion of our digital product line.

LIQUIDITY STATEMENT

In their audit report on our consolidated financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph which states "there is substantial doubt about the Company's ability to continue as a going concern". This paragraph was included because we suffered a substantial net loss from operations and were in violation of certain financial covenants under our old revolving line of credit agreement, which, as described above, was replaced by a new secured revolving line of credit in August, 2003.

We believe existing cash funds combined with funds generated from operations as well as funds derived from our recent private equity financing and available under our new secured credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

CONTRACTUAL OBLIGATIONS

         The following table sets forth the Company's future contractual obligations for the next five years and in the aggregate as of September 30, 2003:

(IN THOUSANDS)

---------------------------------------- ------------ -------------------------------------------------------------
                                                      PAYMENTS DUE BY PERIOD ENDING SEPTEMBER 30:
---------------------------------------- ------------ -------------------------------------------------------------
                                             TOTAL        2003       2004         2005          2006         2007
---------------------------------------- ------------ ---------- ------------ ------------- ------------ ----------
Future minimum lease commitments          $    702     $   103    $   410      $   189       $   --       $   --
---------------------------------------- ------------ ---------- ------------ ------------- ------------ ----------
Convertible subordinate notes             $  3,150     $   --     $ 3,150      $   --        $   --       $   --
---------------------------------------- ------------ ---------- ------------ ------------- ------------ ----------
Revolving credit facility                 $  1,759     $ 1,759    $   --       $   --        $   --       $   --
---------------------------------------- ------------ ---------- ------------ ------------- ------------ ----------
Standby letters of credit                 $     21     $    21    $   --       $   --        $   --       $   --
---------------------------------------- ------------ ---------- ------------ ------------- ------------ ----------


         At September 30, 2003, the Company had approximately $500,000 of borrowing availability under its new $2.5 million secured revolving line of credit.

CRITICAL ACCOUNTING POLICIES

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial conditions. The two accounting estimation processes discussed below are the allowance for collection on trade receivables and reserves for excess or obsolete inventory. These estimation processes affect current assets and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect could create an adverse impact on the Company's operations and financial position.

The allowance for collection losses on trade receivables was $57 on gross trade receivables of $2,811 at September 30, 2003. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of September 30, 2003. Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2003 cannot be known with certainty, the Company relies on prior experience. The Company's historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. The Company's policy is to maintain a general allowance of approximately 1% to 5% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently the Company's allowance on trade receivables is 2.0% of gross trade receivables. The Company also maintains a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company then reserves a portion or all of the customer's balance. As of September 30, 2003, there were no specific allowances.

The reserve for slow-moving, excess, or obsolete inventory was $2.8 million as of September 30, 2003 compared to $2.6 million as of December 31, 2002. This reserve is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales can not be known with certainty as of this document's effective date, we rely on past sales experience, future sales forecasts, and our strategic business plans to determine the amount of the reserve. Generally, in evaluating our inventory, we analyze its historical activity and classify it as having been active or inactive. For raw material inventory with no activity, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no activity we reserve 80% of its cost. For inventory with activity, we review the average annual activity over the past three years, project that amount over the next seven years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a seven year projected consumption). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next seven years. As of September 30, 2003, a portion of our inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory during the three and nine months ended September 30, 2003, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. These forward-looking statements concern the Company's operations, economic performance and financial condition and are based largely on the Company's beliefs and expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors and risks include, among others, the following: the factors described in the Company's filings with the Securities and Exchange Commission; general economic and business conditions; changes in customer preferences; competition; changes or advances in technology; changes in business strategy; the debt and inventory levels of the Company; quality of management, business abilities and judgment of the Company's personnel; limitations in available radio spectrum for use of land mobile radios; and the availability, terms and deployment of capital.

Certain of these factors and risks, as well as other risks and uncertainties are stated in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission. These forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving line of credit. The lender presently charges interest at a rate equal to 200 basis points over the prime rate, provided that the interest in effect on any day shall not be less than 6.25% per annum.

The Company has both fixed and variable rate debt. The Company has $4.9 million of debt outstanding as of September 30, 2003, of which $3.1 million, or 63.3%, has been borrowed under subordinated convertible notes at a fixed rate of 8.0% with maturity on December 31, 2004. The Company also has approximately $1.8 million of variable rate debt as of September 30, 2003. As these debt instruments mature, the Company typically refinances such debt at existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates may impact the fair value of the Company's fixed rate debt, but has no impact on its interest expense incurred or cash flows. Interest rate changes on variable debt impacts the interest expense incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of September 30, 2003, it is estimated that a 100 basis point increase in interest rates on the Company's revolving line of credit would result in approximately $18,000 in additional interest expense per year on its line of credit. A 100 basis point decline would lower interest expense incurred by approximately $18,000 per year.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's latest evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to Note 11 to the Company's condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              Exhibit 31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

              Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

     (b) Reports on Form 8-K during the fiscal quarter ended September 30, 2003.

              The registrant filed a report dated July 3, 2003 on Form 8-K on July 16, 2003, reporting an Item 5 Event.

              The registrant filed a report dated September 3, 2003 on Form 8-K on September 5, 2003, reporting an Item 5 Event.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RELM WIRELESS CORPORATION
                                         (The "Registrant")
Date:  November 5, 2003

                                          By:      /s/William P. Kelly
                                                   ----------------------------
                                                   William P. Kelly
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal financial and
                                                   accounting officer and duly
                                                   authorized officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

31.1              Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation
                  S-K).

32.2              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation
                  S-K).
