Form 10-K
period 2003-12-31
RELM WIRELESS CORP
filed 2004-03-19
CIK 2186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-07336

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

                        WARRANTS TO PURCHASE COMMON STOCK
                        ---------------------------------
                                (Title of Class)

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 12, 2004, based on the closing price of such stock on the OTC Bulletin Board on such date, was $21,839,518.

         As of March 12, 2004, 9,558,580 shares of the registrant's Common Stock and 2,814,639 of the registrant's Warrants to Purchase Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for its 2004 annual shareholders' meeting are incorporated by reference in Part III of this report. The registrant's proxy statement will be filed within 120 days after December 31, 2003.

                                TABLE OF CONTENTS
                                                                                                               PAGE
                                                                                                               ----
Part I............................................................................................................1
   Item 1.  Business..............................................................................................1
   Item 2.  Properties............................................................................................7
   Item 3.  Legal Proceedings.....................................................................................7
   Item 4.  Submission of Matters To A Vote of Security Holders...................................................9

Part II...........................................................................................................9
   Item 5.  Market for the Registrant's Common Equity and Related Stockholders Matters and
             Issuer Purchases of Equity Securities................................................................9
   Item 6.  Selected Financial Data..............................................................................11
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................12
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.........................................23
   Item 8.  Financial Statements and Supplementary Data..........................................................30
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................31
   Item 9A.  Controls and Procedures.............................................................................31

Part III.........................................................................................................31
   Item 10.  Directors and Executive Officers of the Registrant..................................................31
   Item 11.  Executive Compensation..............................................................................32
   Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters.................................................................................32
   Item 13.  Certain Relationships and Related Transactions......................................................32
   Item 14.  Principal Accountant Fees and Services..............................................................33

Part IV..........................................................................................................33
   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................33

SIGNATURES.......................................................................................................36

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

GENERAL

RELM Wireless Corporation, in business for over 56 years, designs, manufactures and markets wireless communications products, principally two-way land mobile radios (LMR) and related products. Our products are marketed using three distinct brand names, BK Radio, RELM, and Uniden. These products are sold in two primary markets:

1. The government and public safety market, which includes fire, rescue, law enforcement, and emergency medical personnel, as well as the military and various agencies of federal, state, and local governments; and

2. The business and industrial market, which consists of enterprises requiring fast, inexpensive communication among a discrete group of users. Examples include hotels, construction companies, schools, airports, and taxies.

Generally, BK Radio-branded products serve the government and public safety market. The business and industrial market is served by RELM and Uniden-branded products.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414. More information about our products and us is also available through the Internet at "http://www.relm.com." The information provided on our website is not incorporated by reference into this report.

EVENTS OF 2003

DIGITAL PRODUCTS

In March 2003, our new VHF digital portable radio, the DPH, was approved by the Federal Communications Commission (FCC) for use in the United States. Shortly thereafter, the DPH was added to contracts with the U. S. General Services Administration (GSA) and the U. S. Department of Interior (DOI). The BK Radio-branded DPH is compliant with the Project 25 standard established by the Association of Public Safety Communication Officials (APCO). Project 25 is being increasingly adopted by government and public safety, LMR users nationwide. The DPH is the first in a broad family of digital products that we plan to introduce over the next two years into both of our primary markets.

U. S. DEPARTMENT OF INTERIOR (DOI) CONTRACT

In July 2003, we were awarded contract participation to supply to the DOI with digital LMR equipment that is compliant with APCO's Project 25 specifications.

The contract, originally established in November 2002, is a fixed-price, indefinite-delivery and indefinite-quantity contract that is open to all federal agencies. It includes one base year with options for four additional years. Under the contract, U.S. government agencies may purchase up to $1 billion of APCO Project 25 LMR equipment. The contract has no minimum purchase requirements, and purchases may fluctuate from period to period subject to the $1 billion cap.

REVOLVING CREDIT FACILITY

On August 29, 2003, we entered into an agreement with a new lender. The agreement provides for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of our assets, consisting principally of our trade receivables and inventory. Concurrent with the refinancing transaction, three funds affiliated with our directors purchased an aggregate of 500,000 shares of our common stock at $0.60 per share, which was the closing market price on the date the transaction was approved. The proceeds of the transaction were used to pay off our previous revolving credit facility and provide working capital to be used in executing our business plans, including the expansion of our digital product line. In February 2004, our lender increased the credit facility by $1 million to $3.5 million, of which $1,272,000 was outstanding as of December 31, 2003, and the maturity date was extended to January 1, 2005.

NASDAQ SMALL-CAP MARKET

On April 29, 2003, the Company was notified by Nasdaq Listing Qualifications that it had not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in marketplace rule 4310(c)(4). The Company was not eligible for an additional 90 calendar day compliance period because it did not meet the initial inclusion requirements of the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). Accordingly, the Company's common stock and common stock purchase warrants were delisted from the Nasdaq SmallCap Market at the opening of business on May 8, 2003. The Company's common stock and common stock purchase warrants became immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on May 8, 2003. The OTC Bulletin Board symbol for the Company's common stock and common stock purchase warrants are "RELM" and "RELMW," respectively.

INDUSTRY OVERVIEW

LMR communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency medical personnel), businesses (e.g., hotels, airports, farms, taxis, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization's specific communication needs. The cost of a system varies widely, starting at approximately $60,000 for a basic configuration. The cost of radio sets can range from under $200 for a basic analog portable, to over $3,000 for a digital unit, depending upon features. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. The majority of users make 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life is 8 years for a portable radio and 11 years for a mobile.

LMR systems are the oldest form of wireless dispatch communications used in the U.S., having been first deployed by the Detroit Police Department in 1921. LMR is also the most widely used form of dispatch communications in the U.S., with current users estimated to exceed 16.3 million. Initially, LMR was used almost exclusively by law enforcement. At that time all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional spectrum was allocated for LMR use.

In recent years LMR has been characterized by slow growth of approximately 2% annually. This growth rate is a reflection of several factors:

         o LMR is a mature industry, having been in existence for over 70 years;

         o some LMR users are in mature industry segments that are themselves experiencing slow growth rates; and

         o most significantly, growth has been hampered by the lack of available radio spectrum, which has prevented existing users from expanding their systems and hindered efforts of many potential new users from obtaining licenses for new systems.

As a result of the lack of available spectrum, the FCC has mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively requires LMR users to migrate to digital systems. Responding to the mandate, APCO, in concert with several LMR manufacturers (including RELM), recommended an industry standard for digital LMR devices that would meet the FCC requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or APCO to purchase Project 25-compliant equipment or otherwise adopt the standard, compliance with the standard is increasingly becoming the key consideration for government and public safety purchasers. Accordingly, we anticipate that the demand for Project 25-compliant equipment will fuel significant LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. A privately commissioned study estimates the addressable market for APCO Project 25-compliant products will total approximately $38 billion over the next five years. Roughly half of that estimate pertains to infrastructure equipment, which is defined as towers, antennas, controllers, and combiners.

By some estimates, the LMR industry is as large as $5.7 billion in annual sales. Presently, one manufacturer dominates the market. However, the open architecture of the Project 25 standard effectively eliminates the ability of one or more major companies to lockout competitors. Formerly, because of proprietary characteristics incorporated in many conventional analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a company other than the initial provider of the system. Additionally, the system infrastructure technology was prohibitive for smaller communications companies to develop. Project 25 provides an environment under which users will have a wider selection of LMR suppliers, including smaller companies such as RELM.

DESCRIPTION OF PRODUCTS

We design, manufacture, and market wireless communications equipment consisting of two-way radios, repeaters, base stations, and related components and subsystems. Two-way radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by reducing or eliminating signal interference and to enable the use of one antenna for both transmission and reception.

We employ both analog and digital technologies in our products. Our digital products are compliant with Project 25 specifications.

We sell our products under the "BK RADIO," "UNIDEN," and "RELM" brand names. Generally, BK Radio-branded products serve the government and public safety market, while RELM and Uniden-branded products serve the business and industrial market.

BK Radio (formerly "Bendix King") branded products consist of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety sectors. The BK Radio products have more extensive features and capabilities than the products offered in the RELM and Uniden product lines. Our Project 25-compliant digital products are marketed under the BK Radio brand.

RELM and Uniden branded products provide basic, inexpensive, yet feature rich and reliable, two-way communications for business and industrial users, such as hotels, construction companies, schools, taxicab and limousine companies, and airports. Typically these users are not radio professionals, and require easy, fast, inexpensive communication among a defined group of users.

DESCRIPTION OF MARKETS

GOVERNMENT AND PUBLIC SAFETY MARKET

The government and public safety market includes the military, fire, rescue, law enforcement, emergency medical personnel, as well as various agencies of federal, state, and local government. In most instances, BK Radio branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety revenues represented approximately 82% of total sales for 2003, 78% of total sales for 2002 and 79% of total sales for 2001.

Most government and public safety users currently use products that employ analog technology. However, users in the United States and certain other countries are migrating at an increasing rate to digital products that comply with the APCO Project 25 standard. The evolution of the standard and compliant digital products is explained in the INDUSTRY OVERVIEW section starting on page 2 of this report.

BUSINESS AND INDUSTRIAL MARKET

This market includes businesses and enterprises of all sizes that require fast, push-to-talk communication among a defined group of users such as hotels, construction companies, schools, taxicab and limousine companies, and airports. We offer products to this market under the RELM and Uniden brand names. Most of our sales in this market are to dealers and distributors who then resell the products to end-users. Our sales to this market represented approximately 18% of total sales for 2003, 22% of total sales for 2002 and 21% of total sales for 2001.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our engineering and development activities are conducted in West Melbourne, Florida and Lawrence, Kansas by a team of 13 employees. Their primary development focus is the execution of our plan to design Project 25-compliant digital products, which started in 2001. During 2003, our first Project 25-compliant digital product, named the DPH, received FCC approval and was introduced to the market. In July 2003, the DPH was added to the contract to supply the DOI with digital two-way communications equipment. The DPH is the first in a series of digital products that we plan to introduce in 2004 through 2005 into both of our primary markets. A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2003, 2002, and 2001, RELM's engineering and development expenditures were approximately $1.5 million, $1.9 million and $1.4 million, respectively. The effective use of internal resources and concentration on key initiatives, such as the APCO Project 25 digital program, has enabled us to contain and, in some instances, even reduce engineering expenses while delivering new products relatively quickly.

INTELLECTUAL PROPERTY

Our United States patents covering various land-mobile radio products have expired. We have no plans to renew them. We hold several trademarks related to the "RELM" name and our product names. We also rely on trade secret laws and employee and third party non-disclosure agreements to protect our intellectual property rights.

MANUFACTURING AND RAW MATERIALS

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available for every aspect of our manufacturing. Consistent with that strategy, we have successfully implemented several outside contract manufacturing arrangements. These arrangements, some of which are with offshore concerns, have been instrumental in decreasing our product costs significantly, allowing us to improve our competitive position and gross margins.

Contract manufacturers produce both completed products and LMR subassemblies on our behalf. Generally, the contract manufacturers purchase raw materials from approved sources and complete subassemblies or finished products in accordance with our specifications. An Original Equipment Manufacturer (OEM) manufacturing agreement governs the business relationship with each contract manufacturer. These agreements typically have a five-year term and may be renewed upon agreement by both parties. The scope of the contracts may also be expanded to include new products in the future.

In connection with the acquisition in 2000 of the Uniden LMR product line, we entered into an OEM manufacturing agreement with Uniden America Corporation under which Uniden manufactures product with the Uniden brand name. The initial term of the contract was for 18 months. Although the contract expired in September 2001, both parties continue to operate under its original terms.

We plan to continue to utilize contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product. To ensure that products manufactured by others meet our standards, our West Melbourne production and engineering team works closely with its ISO9002-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and to conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During 2003, 2002, and 2001, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component could delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

SEASONAL IMPACT

Demand for our "BK Radio" LMR products is typically the greatest during the summer season because of the increased forest fire activity during that time of year.

SIGNIFICANT CUSTOMERS

Sales to the United States Government represented approximately 50%, 39% and 44% of our total sales for the years ended December 31, 2003 and 2002, and 2001, respectively. These sales were primarily to the United States Forest Service
(USFS), the DOI and the Communications Electronics Command of the United States Army (CECOM).

Sales to the USFS represented approximately 27%, 22%, and 34% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively. Our new digital portable radio, the DPH, was added to the DOI contract in July 2003. For the year ended December 31, 2003 sales to the DOI represented approximately 12% of total sales. For the years ended December 31, 2003 and 2002 we had no sales to CECOM because our contract expired in 2001. Sales to CECOM represented approximately 10% of total sales for the year ended December 31, 2001.

In December 2002, we were awarded a new contract with the USFS. It includes the portable radios and repeaters that were on the previous contract. Additionally, it includes our GMH mobile radio that was not on the previous contract. The new contract is for one year with two additional option years.

BACKLOG

Our order backlog was approximately $2.8 million, $1.7 million, and $1.6 as of December 31, 2003, 2002, and 2001, respectively.

COMPETITION

The worldwide land mobile radio markets are estimated to be $5.7 billion annually with annual growth of approximately 2%. We compete with many domestic and foreign companies in these markets. One competitor holds a share of the market estimated to exceed 70%. We compete in these markets by capitalizing on our advantages and strengths, which include price, quality, speed, and customer responsiveness.

EMPLOYEES

We presently have 67 full-time employees, most of whom are located at our West Melbourne, Florida facility; 34 of these employees are engaged in direct manufacturing or manufacturing support, 13 in engineering, 12 in sales and marketing, and 8 in general and administrative activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

INFORMATION RELATING TO DOMESTIC AND EXPORT SALES

The following table summarizes our sales of wireless communications equipment by location of our customers:

                                  2003             2002              2001
                                  -----------------------------------------
                                               (in Millions)

         United States            $18.5            $14.9             $21.8
         Other International        1.2              1.0               1.0
                                  ----------------------------------------
         Total                    $19.7            $15.9             $22.8
                                  ========================================

ITEM 2.  PROPERTIES
-------------------

OWNED.

We do not currently own any real estate.

LEASED

The majority of our operations are conducted in approximately 54,000 square feet of leased industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease term is five years, which expires on June 30, 2005. Rental, maintenance and tax expenses were approximately $375,000, $378,000 and $384,000 in 2001, 2002 and 2003, respectively. We also lease 3,800 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. This lease has a term of two years. Rental, maintenance and tax expenses for 2001, 2002 and 2003 were approximately $-0-, $20,000 and $33,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In 1993, a civil action was brought against us by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1.7 million plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by us in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by us and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, we filed motions for summary judgment to dismiss those complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by us and one of our directors. The lone remaining claim sought damages against us for non-payment of the note. We contended that this note was canceled and released for fair consideration in 1993 and that there was no basis in law or fact for the liquidator's claim. On March 1, 2004, we reached a settlement agreement. Under the terms of the settlement, we will pay to the plaintiff cash totaling $120,000 and issue 6,452 shares of restricted RELM common stock valued at the closing price on March 1, 2004. Consequently, we recognized a one-time charge of $140,000 in the fourth quarter 2003. The settlement is subject to the execution by both parties of a written agreement and release.

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

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, one indemnification claim is pending against us. On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in these lawsuits. We have insurance coverage for these matters. The initial case was settled in February 2004 by the insurance companies involved, including ours. We did not incur any costs or liabilities related to the settlement. Counsel for our insurer is continuing to vigorously defend the remaining claim. Counsel believes we have meritorious defenses and the likelihood of an unfavorable outcome is remote.

During 2002, the purchaser of the assets of our former specialty-manufacturing subsidiary ceased making payments in accordance with a note receivable. The initial amount of the note was approximately $355,000. Presently, the amount due under the note is approximately $175,000 plus accrued interest. This note is derived from the 1997 agreement for the sale of the assets of our specialty-manufacturing subsidiary. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, we started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, we believe that we will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly, we have maintained the valuation reserve for the entire principal amount ($175,000) of the note that was established in 2002.

In April 2002, we learned that the purchaser of the assets of our former paper-manufacturing subsidiary had ceased operations. The purchaser owes us $900,000 plus accrued interest under the terms of two secured promissory notes, and has defaulted on its obligations to make principal and interest payments. The Chief Executive Officer of the purchaser personally guaranteed the debt. Our security interest is subordinated to the security interest granted to the purchaser's senior lender. In connection with the sale of the subsidiary in 1997, we took back a secured promissory note from the purchaser in the initial aggregate principal amount of $2.4 million. In December 2000, the terms of the original promissory note were modified and we received a principal payment of $700,000 plus accrued interest of approximately $166,000. After this payment, the remaining principal amount due on the original note was $900,000. Also, as part of the modification agreement, the original note was replaced by two secured promissory notes, one in the principal amount of $600,000 and the other in the principal amount of $300,000. The $600,000 note was payable in ten annual installments starting on April 2, 2002. The $300,000 note was payable in five annual installments starting on January 1, 2003. Interest on both notes accrued at 2.75% over the prime rate and was payable, in the case of the $600,000 note, in annual installments, and, in the case of the $300,000 note, in semi-annual installments. The $600,000 note was subject to a standby creditor's agreement under which principal and interest payments on the note were contingent upon the purchaser achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements of the purchaser. As security for both notes, the purchaser has granted to us a lien and security interest in certain collateral. Our security interest, however, is subordinated to the security interest granted to the purchaser's senior lender. In addition, the Company was subject to a standstill agreement with the senior lender. A principal of the purchaser guaranteed the prompt and complete payment of both notes when due. Both notes were subject to forbearance fee payment agreements with both the purchaser and the guarantor under which additional amounts may be payable to us if there is a merger, sale or change of control of the purchaser and if the notes are not paid in full by certain dates. In December 2002, the purchaser's senior lender notified us that they had sold the purchaser's assets for $200,000. This amount was not sufficient to provide any recovery of amounts owed to us under the notes. In February 2003, with the assistance of counsel, we initiated legal proceedings against the guarantor. In October, 2003 we were awarded a judgement against the guarantor in the amount of $1.0 million. We have not been able to ascertain the financial position of the guarantor or evaluate his ability to pay the debt. Accordingly, we have maintained the valuation reserve for the entire principal amount ($900,000) of the two promissory notes that was established in the first quarter 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-----------------------------------------------------
        RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
        ----------------------------------------------------------------------

On April 29, 2003 the Company was notified by Nasdaq Listing Qualifications that it had not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in marketplace rule 4310(c)(4). The Company was not eligible for an additional 90 calendar day compliance period because it did not meet the initial inclusion requirements of the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). Accordingly, the Company's common stock and common stock purchase warrants were delisted from the Nasdaq SmallCap Market at the opening of business on May 8, 2003. The Company's common stock and common stock purchase warrants became immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on May 8, 2003. The OTC Bulletin Board symbol for the Company's common stock and common stock purchase warrants are "RELM" and "RELMW."

The following tables set forth the high and low closing sale price for our common stock and common stock purchase warrants for the periods indicated, as reported by the NASDAQ SmallCap Market or the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                            Common Stock
         2003 QUARTER ENDED                           HIGH              LOW
         -----------------------------------------------------------------------
         March 31, 2003                                $0.67             $0.37
         June 30, 2003                                  0.77              0.15
         September 30, 2003                             1.60              0.47
         December 31, 2003                              1.80              1.40

         2002 QUARTER ENDED                           HIGH              LOW
         -----------------------------------------------------------------------
         March 31, 2002                                $1.25             $0.83
         June 30, 2002                                  1.01              0.80
         September 30, 2002                             0.82              0.41
         December 31, 2002                              0.60              0.39


                   Common Stock Purchase Warrants

         2003 QUARTER ENDED                           HIGH              LOW
         -----------------------------------------------------------------------
         March 31, 2003                                 $0.12           $0.10
         June 30, 2003                                   0.15            0.01
         September 30, 2003                              0.60            0.12
         December 31, 2003                               0.90            0.52

         2002 QUARTER ENDED                           HIGH              LOW
         -----------------------------------------------------------------------
         March 31, 2002                                 $0.29           $0.24
         June 30, 2002                                   0.45            0.04
         September 30, 2002                              0.16            0.07
         December 31, 2002                               0.20            0.10

On March 12, 2004, there were 1,230 holders of record of our common stock and 72 holders of record of our common stock purchase warrants.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan agreement with Silicon Valley Bank prohibits us from paying dividends on our common stock. No cash dividends were paid with respect to our common stock during the past five years.

EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
                                                (a)                         (b)                               (c)
                                                                                                 Number of securities remaining
                                      Number of securities to be       Weighted average            available for future issuance
                                        issued upon exercise of        exercise price of         under equity compensation plan
                                         outstanding options,         outstanding options,      (excluding securities reflected in
           Plan Category                 warrants, and rights          warrants and rights                 column (a)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved            1,364,000                     $1.66                      336,000
by security holders
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                        --                        --                           --
approved by security holders
----------------------------------------------------------------------------------------------------------------------------------
Total                                         1,364,000                     $1.66                      336,000
                                              =========                     =====                      =======
----------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table summarizes selected financial data of RELM and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:


STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                               2003         2002           2001          2000          1999
                                            ---------------------------------------------------------------
Sales                                       $19,728      $15,978        $22,809       $21,054       $22,404

Income (Loss) From Continuing Operations
                                                881       (3,631)           122        (1,162)       (2,294)

Loss From Discontinued Operations                --           --             --          (266)           --
                                            ---------------------------------------------------------------
Net Income (Loss)                           $   868      $(3,631)       $   122       $(1,428)      $(2,294)
                                            ===============================================================

Income (loss) Per Share-Basic:
Income (loss) Per Share From Continuing
   Operations                               $  0.10      $ (0.47)       $  0.02       $ (0.22)      $ (0.45)

Income (loss) Per Share From
   Discontinued Operations                       --           --             --         (0.05)           --
                                            ---------------------------------------------------------------
Net Income  (loss)  Per Share               $  0.10      $ (0.47)       $  0.02       $ (0.27)      $ (0.45)
                                            ===============================================================

Income (loss) Per Share-Diluted:
  Income (loss) Per Share From
  Continuing Operations                     $  0.09      $ (0.47)       $  0.02       $ (0.22)      $ (0.45)

Income (loss) Per Share From
  Discontinued Operations                        --           --             --         (0.05)           --
                                            ---------------------------------------------------------------
Net Income (loss) Per Share                 $  0.09      $ (0.47)       $  0.02       $ (0.27)      $ (0.45)
                                            ===============================================================

o Results for 2002 include, 1) a $900,000 note receivable valuation allowance related to the purchase of the assets of the Company's former paper-manufacturing subsidiary in the first quarter, 2) a collection allowance of $175,333 for a note receivable from the purchaser of the assets of our former specialty-manufacturing subsidiary, 3) the write-off of a technology agreement with a book value of $210,981, 4) the write-off of an investment banking services agreement with a book value of $119,851, and 5) $185,270 in costs related to the restructuring of our sales and marketing organization.
o Results for 2000 include a $984,000 net gain on the sale of our manufacturing facility and the sale of certain manufacturing and test equipment.

BALANCE SHEET (IN THOUSANDS)

                                                DECEMBER 31
                               2003      2002      2001     2000      1999
                             -----------------------------------------------

Working Capital              $ 5,273   $ 5,734   $ 9,262   $ 7,679   $ 5,676

Total Assets                  12,229    12,856    17,623    18,422    22,853

Long-Term Debt                 1,272     3,150     6,998     6,353     9,072

Total Stockholders' Equity     5,985     4,872     6,482     6,360     6,377

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

EXECUTIVE SUMMARY

Our operating results improved significantly in 2003 compared to the prior year. Revenue increased while costs in almost every area of the company decreased, resulting in net income of approximately $0.9 million, or $0.10 per basic and $0.09 per fully diluted share, compared to last year's net loss of ($3.6) million, or ($0.47) per basic and fully diluted share.

Revenue growth during the year was primarily the result of orders for new products; including our BK Radio-brand digital portable radio and our new line of portable radios targeting business and industrial customers. The digital portable radio is compliant with the Project 25 standard of APCO. Project 25 is being increasingly adopted by government and public safety agencies nationwide. In July 2003, our new digital radio was added to a contract with the U.S. Department of Interior (DOI). Orders from DOI agencies totaled in excess of $3 million through the remainder of 2003. We also expanded certain initiatives, most notably in the federal government area, to take advantage of the growing opportunities available to us as a result of these new products.

Product costs (cost of sales) showed marked improvement for 2003, totaling 61.4% compared to 73.6% for the prior year. We successfully reduced product costs through a series of programs that have improved manufacturing efficiencies. These programs incorporate new, more cost-effective product designs and the utilization of high-quality contract manufacturers, while reducing manufacturing support staff and expenses.

Selling, general and administrative costs (SG&A) for 2003 showed a decrease compared to the prior year. Although spending related to digital product development programs and certain sales and marketing activities increased, they were more than offset by decreases in administrative functions and other non-recurring expenses from 2002. We also recognized an expense totaling $140,000 related to the March 2004 settlement of a legal matter described in
Item 3 of this report. We anticipate continuing to increase our investment in digital product development in order to speed the introduction of additional new digital products in 2004 and 2005.

Further improvement from the prior year was realized because of one-time losses on notes receivable that were recognized in 2002. These losses pertained to two notes from the purchasers of the assets of our former paper manufacturing and specialty-manufacturing subsidiaries. The subsidiaries and notes were legacies from before 1997 and not at all related to the Company's current land mobile radio operations.

During the year we secured a new credit facility with a new lender. The facility, combined with improved operations, provided increased liquidity and capital resources at an interest rate lower than the most recent rate charged by our previous lender. We are in compliance with the covenants incorporated in the associated revolving line of credit agreement. In February 2004, our lender increased the facility by $1 million to $3.5 million, of which $1,272,000 was outstanding as of December 31, 2003, and the maturity date was extended until January 1, 2005.

For the year ended December 31, 2002, we suffered a substantial net loss and were in default of our then revolving line of credit. These conditions raised substantial doubt at that time about our ability to continue as a going concern.

During the following year ended December 31, 2003, we realized net income of approximately $900,000 or $0.09 per diluted share, and obtained a new $2.5 million revolving line of credit with a new lender (see Note 8 Debt). In February 2004, the new revolving line of credit's credit limit was increased by $1 million to $3.5 million and the maturity date was extended to January 1, 2005. We are in compliance with all terms, conditions and covenants of our new credit agreement as of December 31, 2003. Accordingly, the line of credit has been classified as a long-term liability in the accompanying consolidated balance sheet at December 31, 2003.

Additionally, we brought several new products to market during 2003, which contributed to increased sales in 2003 compared to 2002. Also, manufacturing and selling, general and administrative expenses were reduced. Our business plans for 2004 and beyond anticipate that operations will generate sufficient working capital to enable us to continue as a going concern. We believe that we have sufficient resources to execute our plans and strategy.

RESULTS OF OPERATIONS

As an aid to understanding our operating results, the following table shows items from our consolidated statement of operations expressed as a percent of sales:

                                                    PERCENT OF NET SALES
                                                  FOR YEAR ENDED DECEMBER 31
                                                 2003        2002      2001
                                                ----------------------------

         Sales                                  100.0%      100.0%     100.0%
         Cost of Products                        61.4        73.6       70.8
                                                ----------------------------
         Gross Margin                            38.6        26.4       29.2
         Selling, General, and Administrative
            Expenses                            (32.2)      (40.5)     (26.0)
         Loss on notes receivable                  --        (6.7)        --
         Interest Expense                        (2.2)       (2.9)      (2.5)
         Other Income                             0.3         1.0         --
                                                ----------------------------
         Pretax Income (loss)                     4.5       (22.7)       0.7
         Income Tax Expense                      (0.1)         --         --
                                                ----------------------------
         Net Income (loss)
                                                  4.4%      (22.7%)      0.7%
                                                ============================

FISCAL YEAR 2003 COMPARED WITH FISCAL YEAR 2002

SALES

Total sales for the year ended December 31, 2003 increased $3.7 million (23.1%) to approximately $19.7 million from approximately $16.0 million for the year 2002.

Sales for BK Radio products, targeted for the government and public safety market of the LMR market, increased approximately $3.5 million (29.6%) compared to the prior year. The increase in sales for the BK Radio product line, as well as the increases in total sales, was driven principally by the introduction of a new digital portable radio, the DPH. The DPH complies with the Project 25 Standard of APCO. This product received approval from the Federal Communication Commission in March 2003, and in July 2003 was included on the U.S. Department of Interior contract for digital LMR equipment. We are aggressively pursuing additional opportunities with various federal and state government agencies for this product. Additional Project 25 digital products are planned for 2004 and 2005.

For the year ended December 31, 2003, sales in the business and industrial market, served by RELM-branded and Uniden-branded products, increased approximately $0.2 million (6.0%) when compared to the prior year. During 2003 we introduced a new line of portable radios to address this market, the RELM RP Series. The RP products are full-featured but low-cost, allowing us to compete more effectively in the highly competitive business and industrial market. We also expanded our channels to market for these products. Growth in revenues for

RELM-branded products was partially offset by declines in other products, due in part to the migration of some customers to the new RP Series.

To capitalize on the advantages of our new products, we expanded our sales and marketing efforts in 2003. A direct sales professional was added in the Washington, D.C. area to more effectively pursue opportunities with federal government agencies. We also established regional direct sales resources in other parts of the U.S. These efforts are under the direction of a sales and marketing management team that was put in place in 2003. As sales increase we anticipate further expanding sales and marketing initiatives.

COST OF SALES AND GROSS MARGINS

Cost of sales as a percentage of sales for the year ended December 31, 2003 decreased to 61.4% from 73.6% last year. Continuing programs initiated in 2000 further expanded our use of contract manufacturing resources. All of our products are now produced using such resources. Our contract manufacturing relationships have improved efficiencies and resulted in lower material and labor costs for all our products. They have enabled us to also reduce our internal manufacturing support expenses. Furthermore, increased sales volumes have enabled us to more fully utilize and absorb the smaller base of manufacturing support expenses. As volumes increase, we believe additional efficiencies and cost reductions may be realized.

We continuously evaluate manufacturing alternatives to further reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to the company in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, engineering, product development, management information, accounting and headquarters. For the year ended December 31, 2003, SG&A expenses decreased approximately $126,000 (2.0%) to $6.4 million or 32.2% of sales from $6.5 million or 40.5% of sales for the prior year.

This decrease is primarily the result of reduced administrative staffing and expenses as well as the completion of certain engineering initiatives. Also, several non-recurring expenses were recognized in the prior year, all of which pertained to old business lines and were unrelated to our current LMR operations. They included the following items: (1) writing-off the unamortized cost ($211,000) of a technology license, 2) writing-off the unamortized cost ($120,000) of an investment banking agreement, and 3) severance and other expenses ($195,000) associated with restructuring our sales and marketing organization.

The aforementioned decreases enabled us to expand our digital development program in 2003, with the objective of speeding the completion of additional Project 25 products to complement the DPH. Bringing such products to market, and achieving a significant share of the market will continue to require substantial investment to complete research and development and to achieve market penetration.

Our internal development efforts are focused entirely on our digital product development program. During 2003, expenses related to this project totaled approximately $0.8 million. We estimate that these costs will total approximately $1.2 million in 2004, and will be funded from existing cash reserves and working capital from operations. This project is planned to yield approximately 17 products through 2005. We anticipate that these products will be the main source of revenue growth in the future.

We also increased our investment in sales and marketing initiatives during 2003 to capitalize on the advantages of our new products. A direct sales professional was added in the Washington, D.C. area to more effectively pursue opportunities with federal government agencies. Regional direct sales resources were placed in other parts of the U.S. Starting in the first quarter of 2003, a new sales and marketing management team was charged with these efforts. As sales increase we anticipate expanding sales and marketing initiatives. Generally selling commission expenses vary in approximate proportion to sales. Increased selling commission expenses in 2003 were driven by sales growth.

General and administrative expenses include a one-time charge of $140,000 related to the March 2004 settlement of a legal matter described in Item 3 of this report.

INTEREST EXPENSE

For the year ended December 31, 2003, interest expense decreased by approximately $14,000 (3.1%) to $442,000 from $456,000 in 2002. We incur interest expense on our revolving line of credit and our subordinated convertible notes. The interest rate on our revolving line of credit is variable and fluctuated with the prime lending rate. The interest rate on the convertible notes is 8% per annum. The effective interest rate on our revolving line of credit was lower during 2003 as a result of the reductions in the prime lending rate, and our new revolving line of credit. Also, primarily as a result of improved operations, the outstanding principal balance on the revolver and our new revolver was reduced during the second half of 2003.

INCOME TAXES

Income tax expense for the years ended December 31, 2003 and 2002 was approximately $13,000 and $0, and represented effective tax rates of 1.3% and 0%. These tax rates are made up of a 34% effective tax rate, the respective state tax rates where we do business, and changes in valuation allowances related to deferred tax assets. For tax purposes, as of December 31, 2003 and 2002, we have federal and state net operating loss carryforwards of approximately $34.0 million and $35.0 million, respectively. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2010. In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the realizability of the deferred tax assets on our balance sheet and do not believe that we have met the more likely than not criteria; therefore we have established a valuation allowance in the amount of approximately $13.1 and $14.4 million against our net deferred tax assets at December 31, 2003 and 2002, respectively. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001

SALES

Total sales for the year ended December 31, 2002 decreased approximately $6.8 million (30.0%) to approximately $15.9 million from approximately $22.8 million for the year 2001.

Sales for BK Radio products, sold primarily to the government and public safety of the LMR market, decreased $5.1 million (29.0%) compared to the prior year. This decrease was attributed primarily to a decrease in sales derived from the USFS and CECOM.

We did not ship any products to CECOM during 2002. During the prior fiscal year, sales from product shipments to CECOM totaled approximately $2.4 million. The contract under which those shipments were made expired in October 2001. CECOM solicited bids for a new contract in March 2002 and we submitted proposals. Numerous delays have been encountered by CECOM, and the contract has not yet been awarded. CECOM has indicated in recent communications that the solicitation will be canceled and a contract will not be awarded. Accordingly, we are currently pursuing avenues for providing our products to CECOM under other existing contracts.

During 2002, budget constraints and contract delays combined to reduce shipments to the USFS by approximately $3.4 million compared to the prior year. The USFS is our largest customer representing sales of approximately $3.5 million and $6.9 million for the years ended December 31, 2002 and 2001, respectively. Due to an extraordinarily active forest fire season, the USFS experienced a decrease in the funding available for new two-way communications equipment. Additionally, the USFS contract expired in September 2002, and a new contract was not awarded until December 2002. Sales from the USFS also decreased because our mobile radio was not included on the contract for most of 2002. We had been awarded the mobile portion of the contract in prior years. The mobile radio has again been awarded to us on the new contract that was issued in December 2002. We were also awarded the portions of the contact for portable radios, base stations, and repeaters. We anticipate that the margins that will be realized under this contract will be consistent with or better than those realized under the previous contract. The contract does not specify definite delivery dates or quantities.

For the year ended December 31, 2002, sales in the business and industrial market, served by RELM-branded and Uniden-branded products, decreased approximately $1.7 million (50.3%) when compared to the prior year. Customer demand in this market continued to be weak, reflecting the lack of a sustained economic recovery. Also, due to engineering delays, our new family of portable radios, the RP Series, was ready for sale later in the year than originally anticipated. The RP series is designed as a quality, full-featured, low-cost line to compete effectively in the business and industrial market. We anticipate that the margins that will be realized from these products will be consistent with or better than those realized from our other portable radios.

COST OF SALES AND GROSS MARGINS

Cost of sales as a percentage of sales for the year ended December 31, 2002 was 73.6% compared to 70.8% for the same period last year. Due to the lower volumes, we did not fully absorb our manufacturing overhead costs, which adversely impacted cost of sales and gross margins. Responding to lower production volumes, starting in the fourth quarter of 2002 we reduced manufacturing support staffing and expenses. Also related to lower volumes, during the year we increased reserves for slow moving inventory by approximately $283,000.

Excluding the impact of under-absorption, we continued to decrease direct product costs (i.e., material and labor). Direct product costs for the year ended December 31, 2002 were 55.3% compared to 58.2% for the prior year. We achieved this improvement by continuing to expand our utilization of high-quality, low-cost contract manufacturers. During 2002 we had agreements with several contract manufacturers. At the end of 2002 all of our products were partially or entirely manufactured by these contract manufacturers. These arrangements, combined with our reductions in manufacturing infrastructure expenses, began favorably impacting margins in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses (SG&A) include commissions, marketing, sales, sustaining engineering, product development, management information, accounting, and headquarters. For the year ended December 31, 2002, SG&A expenses totaled $6.5 million or 40.5% of sales compared with $5.9 million or 26.0% for the prior year.

This increase of $550,000 is attributable to the following: (1) the expansion of our product development initiatives ($321,000) for APCO Project 25-compliant digital products and ESAS systems and (2) charges unrelated to our current LMR operations, all of which pertained to old business lines of the company. These charges pertained to a) writing-off the unamortized cost ($211,000) of a digital technology license that we will no longer utilize, b) writing-off the unamortized cost ($120,000) of an investment banking agreement, and c) severance and other expenses ($195,000) associated with restructuring our sales and marketing organization.

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

During 2002, the purchaser of our former specialty-manufacturing subsidiary ceased making payments in accordance with a note receivable. The initial amount of the note was approximately $355,000. Presently, the amount due under the note is approximately $175,000 plus accrued interest. This note is derived from the 1997 agreement for the sale of our specialty manufacturing operation. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts during the second and third quarters 2002 to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, we started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, we believe that we will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly we established a collection allowance in the fourth quarter 2002 for the entire principal amount of the note, and have maintained the allowance in 2003.

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

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the realizability of the deferred tax assets on our balance sheet and do believe that we have met the more likely than not criteria; therefore we have established a valuation allowance in the amount of approximately $14.4 and $12.2 million against our net deferred tax assets at December 31, 2002 and 2001, respectively.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

INFLATION AND CHANGING PRICES
-----------------------------

Inflation and changing prices for the years ended December 31, 2003, 2002, and 2001 have contributed to increases in wages, facilities, and certain raw material costs. These inflationary effects were more than offset by reduced manufacturing costs associated our initiatives to utilize low-cost contract manufacturers.

DIVIDENDS
---------

No cash dividends have been paid with respect to our common stock during the past five years. We intend to retain our earnings to fund growth and, therefore, do not intend to pay dividends in the foreseeable future. In addition, our revolving credit line restricts our ability to pay dividends.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities for the year ended December 31, 2003 totaled approximately $0.2 million compared to $1.5 million for the prior year. The decrease is primarily attributable to changes in components of working capital, particularly accounts receivable and inventory, partially offset by net income and notes receivable that were written off in the prior year.

The decrease due to changes in working capital is primarily due to additional trade receivables ($4.9 million) resulting from increased revenues, particularly in the fourth quarter 2003. Decreased inventory ($1.1 million), the result of improved revenues from items in existing inventory, helped offset the change in receivables. Also, during the prior year, we recognized losses on notes receivable (approximately $1.1 million) pertaining to former subsidiaries (see "Loss On Notes Receivable"). Also contributing to the decrease in cash provided from operating activities was the payment of trade payables (approximately $0.2 million) and decreasing depreciation and amortization (approximately $0.1 million) as certain assets reached the end of their depreciation cycle and purchases of capital assets remained low.

Net cash used in investing activities for the year ended December 31, 2003 was approximately $0.1 million, a decrease of approximately $0.1 million from the prior year. This change was largely related to the non-recurring purchase during the prior year of a digital technology license. Expenditures for property, plant and equipment increased slightly ($12,000) due to the purchase of equipment required for our digital development program. Annual capital expenditures are expected to increase in 2004 to approximately $0.3 million as this program is expanded and accelerated. Our new revolving line of credit contains restrictions on our capital expenditures. We believe that our capital expenditure plans will be within the provisions of our credit agreement. We anticipate that capital expenditures will be funded through existing cash balances, operating cash flow, and new revolving line of credit.

Net cash used in financing activities increased to approximately $0.5 million from zero for the prior year. Cash (approximately $0.7 million) was used to reduce the balance on our revolving line of credit. This was partially offset by cash generated ($0.3 million) from the issuance of common stock related to our new revolving line of credit. During the prior year we generated approximately $2.0 million, including approximately $0.3 million from the over-allotment option, in net cash proceeds from a public rights offering, and reduced our revolving line of credit by approximately $2.0 million. The purpose of the offering was to provide working capital for the development of our APCO Project 25-compliant digital product line. The securities offered were "units" priced at $.90 per unit. A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock, exercisable at $1.08 per share at any time on or after February 12, 2003 and until February 11, 2006. The offering resulted in the sale of 2,775,000 shares of common stock and warrants to purchase 2,775,000 shares of common stock. The warrants are currently quoted on the OTC Bulletin Board with the symbol RELMW. On May 17, 2002, the underwriter exercised its option to purchase 416,250 additional units at a purchase price of $0.90 per unit to cover over-allotments.

The exercise price of the common stock purchase warrants has been reduced to a share price of $1.05 from $1.08 as a result of the issuance of common stock related to our new credit facility and anti-dilution provisions contained in the warrants. Additionally, we may call the common stock purchase warrants at $0.10 each when the market price of our common stock exceeds 150% of the exercise price ($1.575) for 20 consecutive trading days. The price of our common stock currently meets this criteria and we can call the warrants, if we elect to do so. If all the common stock purchase warrants are exercised, we will receive net proceeds of approximately $3.2 million. As of March 12, 2004, 376,611 shares of common stock had been issued as a result of the exercise of the common stock purchase warrants generating approximately $376,000 in net proceeds.

On August 29, 2003, we established a revolving line of credit with a new lender. The credit agreement provides for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of our assets, consisting principally of our trade receivables and inventory. Concurrently with the refinancing transaction, three funds affiliated with our directors purchased an aggregate of 500,000 shares of our common stock at $0.60 per share. The proceeds of the transaction were used to pay off our previous revolving credit facility and to provide working capital for use in executing our business plans, including the expansion of our digital product line. The credit agreement contains certain covenants with which we must comply. As of December 31, 2003 we were in compliance with all such covenants. As of December 31, 2003 we had approximately $1.2 million in available unused credit on the facility. In February 2004, our lender increased the credit facility by $1 million and the maturity date was extended to January 1, 2005.

In 2000, we privately placed convertible subordinated notes. The amount due under the notes totals $3.15 million. The notes require interest only payments at 8% per annum through December 31, 2004, at which time the principal amount becomes due. At the time of issuance, the notes were convertible into shares of RELM common stock at $3.25 per share. The notes contain provisions that protect the purchasers of the notes against dilution should the Company issue shares of common stock at a price less than the notes' conversion price then in effect. These provisions provide for an adjustment in the notes' conversion price and the number of shares into which the notes may be converted. On two occasions, in March 2002 and August 2003 the Company issued shares of stock at a price below the notes' conversion price then in effect. Accordingly, the conversion price of the notes has been adjusted to $1.88, which was the effective conversion price as of December 31, 2003. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the note holder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days. The notes presently are convertible into a total of 1,675,531 shares. Although we cannot be certain if the notes will be converted or repaid, we believe that there is a reasonable prospect that the notes may be converted. If the notes must be repaid, we believe that we will be able to do so by using cash generated from operations, the exercise of warrants, and our credit facility, as well as existing cash funds.

Our cash balance as of December 31, 2003 was approximately $1.3 million. We believe these funds combined with cash generated from operations and amounts available from our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

The following table sets forth the Company's future contractual obligations as of December 31, 2003:

                                 (IN THOUSANDS)

-------------------------------------------------------------------------------
                                   2004     2005       2006      2007      2008
-------------------------------------------------------------------------------
Future minimum lease commitments  $  435   $  213     $  --     $  --     $  --
-------------------------------------------------------------------------------
Convertible subordinated notes    $3,150   $   --     $  --     $  --     $  --
-------------------------------------------------------------------------------
Revolving credit facility(1)      $   --   $1,272     $  --     $  --     $  --
-------------------------------------------------------------------------------
Purchase orders                   $2,460   $   --     $  --     $  --     $  --
-------------------------------------------------------------------------------

(1) As discussed, in February 2004, our lender agreed to extend the maturity date of our revolving line of credit until January 2005.

In March 2000, we leased a 54,000 square feet facility in West Melbourne, Florida. The lease has a term of five years, which expires on June 30, 2005. Rental, maintenance and tax expenses were approximately $375,000, $377,856 and $383,982 in 2001, 2002 and 2003, respectively. In May 2002, we rented 3,800 square feet of office space in Lawrence, Kansas, to accommodate the expansion of our digital engineering team. The original lease has a term of two years. In November 2003 we extended the lease for an additional year. Rental, maintenance and tax expenses for 2001, 2002 and 2003 were $0, $20,000 and $33,351, respectively. We anticipate that current leases will be renewed at the time of their expiration dates.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring") ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the Company's consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosure and the amendment to APB Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after September 30, 2003, except as stated within the statement, and should be applied prospectively. SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling (minority) interests which on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility. The lender presently charges interest at the 2.00% over the prime rate.

Our primary exposure to market risk is to changes in interest rates. We have both fixed and variable rate debt. We have $4.4 million of debt outstanding as of December 31, 2003. Of our total debt, $3.15 million, or 71.2%, has been borrowed at a fixed rate of 8.0% with a maturity of December 2004. We also have $1.2 million of variable rate debt at December 31, 2003. As these debt instruments mature, we refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt, but has no impact on interest incurred or cash flows on our fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on our variable rate debt as of December 31, 2003, it is estimated that a 100 basis point increase in interest rates on our revolving line of credit would result in an additional $12,000 in interest incurred per year on its line of credit and a 100 basis point decline would lower interest incurred by $12,000 per year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing the financial and operation status of the Company. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain assumptions that if incorrect could create an adverse impact on the Company's operations and financial position.

Revenue
-------
Revenues are recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States.

Allowance For Collection Losses
-------------------------------
The allowance for collection losses was approximately $61,000 on gross trade receivables of $2.9 million as of December 31, 2003. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2003. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2003 cannot be known with certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is 2.1% of gross receivables. We believe that revenues and total receivables will increase during 2004, and accordingly, we may experience an increase in this allowance balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer's balance.

Inventory Reserve
-----------------
The reserve for slow-moving, excess, or obsolete inventory was $2.8 million at December 31, 2003 as compared to $2.6 million in 2002. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of December 31, 2003 can not be known with certainty as of this document's effective date, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year we reserve 80% of its costs. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next five years.

                                  RISK FACTORS
                                  ------------

WE HAVE INCURRED SUBSTANTIAL LOSSES PRIOR TO 2003

We have a history of substantial losses. We incurred a loss, totaling $3.6 million for the year ended December 31, 2002. For the fiscal year ended December 31, 2001 we reported net income of $0.1 million. As of December 31, 2003, we had an accumulated deficit of approximately $20.8 million. We have taken steps to improve operations, and realized net income of approximately $1.0 million for the year ended December 31, 2003. We cannot, however, assure that we will achieve or sustain profitable operations in the future.

WE RELY ON OUR CREDIT FACILITY TO FINANCE OPERATIONS

Our loan agreement contains numerous financial and operating covenants. We are in compliance with these covenants as of December 31, 2003. However, there can be no assurance that we will not cause an event of default in the future or that such defaults will be cured or waived. The covenants restrict our ability to incur additional indebtedness, to pay dividends and other distributions, to repay other obligations, to create liens or other encumbrances, to make investments, to engage in transactions with affiliates, to sell or otherwise dispose of assets and to merge or consolidate with other entities.

Our failure to comply with covenants contained in the loan agreement could result in acceleration of the indebtedness. To secure our obligations under the agreement, we have granted a first priority pledge of, and security interest in, substantially all of our assets.

When our loan agreement expires, we will need to renew the agreement, refinance our loan, or raise additional funds from new sources. If we are unable to renew the loan agreement or find an alternative lender, our operations could be adversely affected.

We will continue to need capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all. In addition, our capital requirements in connection with the development, marketing and sale of our LMR products are, and will continue to be, significant.

We believe, based upon our current plans, that our existing credit facility, cash reserves and cash expected to be generated from operations will provide the funds necessary to satisfy our cash requirements for the next twelve months.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO FINANCE FULL OPERATIONS AND PLANNED GROWTH BECAUSE OF DEBT SERVICE OBLIGATIONS

At December 31, 2003, our total liabilities and debt were approximately $6.2 million and shareholders' equity was approximately $6.0 million. Our leverage could have important consequences to you. For example, it could:

         o make it more difficult for us to satisfy our obligations with respect to our indebtedness;

         o increase our vulnerability to general adverse economic and industry conditions;

         o limit our ability to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

         o limit our flexibility in planning for, or reacting to, changes in our business and industry; and

         o        limit our ability to borrow additional funds.

Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash in the future through sales of our LMR products. We cannot assure that our available liquidity will be sufficient to service our indebtedness. Without sufficient funds to service our indebtedness, we could have serious liquidity constraints and would need to seek additional financing from other sources, but we may not be able to do so on commercially reasonable terms, or at all.

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog LMR products to digital LMR products. In addition, a new standard for LMR equipment (the APCO 25 Standard) is being increasingly adopted and the market demand for APCO 25-compliant products is growing.

WE DEPEND ON THE SUCCESS OF OUR LMR PRODUCT LINE

We currently depend on our LMR products as our source of revenue. In 1997, we worked to shift our focus to the development and sale of LMR products. A decline in the price of or demand for LMR products as a result of competition, technological change, the introduction of new products by us or others, a failure to manage product transitions successfully, could cause our business, financial condition and results of operations to suffer. In addition, our future success will largely depend on the successful introduction and sale of new analog and digital LMR products. Even if we successfully develop these products, we cannot guarantee that they will achieve market acceptance.

WE ARE ENGAGED IN A HIGHLY COMPETITIVE INDUSTRY

We face intense competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share and results of operations. We face intense competition from several companies currently offering LMR products. The largest producer of LMR products in the world currently is estimated to have in excess of 70% of the market for LMR products. This producer is also the world's largest producer of APCO 25-compliant products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and producing LMR products. These advantages may allow them:

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

An increase in the demand for APCO Project 25-compliant products, could benefit competitors who are better financed and have inventories that will meet such demand. APCO 25-compliant products have already been brought to the market by several of our competitors. Our first APCO Project 25-compliant portable radio was brought to market in 2003. Bringing such products to market and achieving a significant share of the market for these products will continue to require substantial expenditure of funds to complete development and execute plans to achieve market penetration. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop products could have a material adverse effect on our business, results of operations and financial condition.

GOVERNMENT AGENCIES MAY INCUR BUDGET DEFICITS AND BUDGETS MAY BE LIMITED

Government budget deficits at the federal, state and local levels continue to be a spending factor for certain government agencies. We expect continued prioritization of limited funds for public safety applications. Recent United States Government budget proposals, however, have indicated potential funding reductions in areas where our products may be deployed. We do not anticipate these potential reductions to have a material impact on our business in 2004.

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

WE DEPEND HEAVILY ON SALES TO THE UNITED STATES GOVERNMENT

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2003, approximately 50% of our LMR sales were to agencies and departments of the federal government. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

RETENTION OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL IS CRITICAL TO
OUR BUSINESS

Our success is largely dependent on the personal efforts of our President and Chief Executive Officer, our Chief Financial Officer, our Vice President of Operations, our Engineering Vice Presidents and our Sales and Marketing Vice President. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. The loss of any of their services could have a material adverse effect on our operations. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees.

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

WE ENGAGE IN BUSINESS WITH MANUFACTURERS LOCATED OTHER COUNTRIES

We are beginning to place a substantial amount of emphasis on manufacturing our product in other countries and, accordingly, we are subject to special considerations and significant risks not typically associated with companies operating in the United States. These include the risks associated with the political, economic and legal environments, among others. Our results may be affected by, among other things, changes in the political and social conditions in these countries, and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and rates and method of taxation.

The governments of these countries may implement economic reform policies at any time. It is possible that changes in leadership could lead to changes in economic policy. Additionally, the laws and regulations applicable to us may be subject to change, which could have a material adverse effect on our business.

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

WE RELY ON A COMBINATION OF CONTRACT, TRADEMARK AND TRADE SECRET LAWS TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

The United States patents that we owned have expired. We have no plans to renew them. We hold several trademarks related to the "RELM" name and our product names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. Although we believe that trademark protection, trade secret laws and non-disclosure agreements should prevent another party from manufacturing and selling competing products under one or more of our trademarks or otherwise violating our intellectual property rights, there can be no assurance that the steps we have taken to protect our intellectual property rights will be successful. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

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

         o        additions or departures of key personnel; and

         o        sales of our common stock.

RISK OF WAR AND TERRORISM

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers that could have an adverse effect on our operations and financial results. The economic uncertainty stemming from the terrorist attacks of September 11, 2001 may continue. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to control expenses, continue to invest in our business and make capital expenditures when they will increase productivity, profitably, or revenue.

WE MAY BE SUBJECT TO COSTLY LITIGATION RESULTING IN AN ADVERSE AFFECT ON OUR FINANCIAL CONDITION

We are currently involved in two lawsuits as a defendant or plaintiff. While there is no way to predict the success or failure of any litigation, we are vigorously defending those actions in which we are defendants. Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition. In addition, agreements regarding the purchase or sale of certain assets and businesses require us to indemnify the purchasers or buyers of such assets or businesses for any damages they may suffer if third party claims give rise to losses. One indemnification claim is pending. We cannot guarantee that there will not be future claims. Any such claims could require us to pay substantial damages, which could cause our business, financial condition and results of operations to suffer.

CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS AND NEVADA LAW MAY DISCOURAGE A POTENTIAL TAKEOVER

Certain provisions of our articles of incorporation and Nevada law could discourage or prevent potential acquisitions of our company that stockholders may consider favorable. Our articles of incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could be beneficial to our shareholders.

OUTSTANDING STOCK OPTIONS, WARRANTS AND CONVERTIBLE NOTES MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS AND LIMIT OUR ABILITY TO RAISE CAPITAL

If outstanding warrants, options, and convertible notes to purchase our common stock are exercised or converted at a time when we otherwise could obtain a price for the sale of shares of our common stock which is higher than such securities' exercise prices, then existing shareholders would suffer dilution in the value of their shares of common stock. The exercise of the options and warrants and/or the conversion of outstanding notes, or the possibility of such exercise or conversion, may impede our ability to seek financing in the future through the sale of additional securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RELM Wireless Corporation

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                         /s/ BDO Seidman LLP


Miami, Florida
February 13, 2004
except for Note 16, paragraph 3 (Legal Proceedings) as to which the date is March 1, 2004, and Note 13, paragraph 3, as to which the date is March 12, 2004

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
RELM Wireless Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of RELM Wireless Corporation for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RELM Wireless Corporation for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States


                                                         /s/ Ernst & Young LLP

Jacksonville, Florida
March 1, 2002,
except for Note 13, paragraph 1, as to which the date is March 22, 2002

                            RELM WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                           DECEMBER 31
                                                                          2003      2002
                                                                        -------------------

ASSETS
-------
Current assets:
           Cash and cash equivalents                                    $ 1,293     $ 1,631
           Trade accounts receivable (net of allowance for doubtful
           accounts of $61 in 2003 and $69 in 2002)                       2,880         765
           Inventories, net                                               5,698       7,862
           Prepaid expenses and other current                               374         310
                                                                        -------------------
Total current assets                                                     10,245      10,568

Property, plant and equipment, net                                        1,468       1,792
Debt issuance costs, net                                                    171         341
Other assets                                                                345         155
                                                                        -------------------
Total assets                                                            $12,229     $12,856
                                                                        ===================

See notes to consolidated financial statements.

                            RELM WIRELESS CORPORATION

                        (In Thousands, Except Share Data)

                                                                               DECEMBER 31
                                                                             2003        2002
                                                                          ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Current maturities of long-term debt                              $  3,150      $  1,970
        Accounts payable                                                       891         2,127
        Accrued compensation and related taxes                                 547           466
        Accrued warranty expense                                                82           103
        Accrued other expenses and other current liabilities                   302           168
                                                                          ----------------------
Total current liabilities                                                    4,972         4,834

Long-term debt                                                               1,272         3,150

Commitments and Contingencies
Stockholders' equity:
        Preferred stock; $1.00 par value; 1,000,000 authorized shares
        none issued or outstanding                                              --            --
        Common stock; $.60 par value; 20,000,000 authorized shares:
        9,073,085 and 8,540,088 issued and outstanding shares at
        December 31, 2003 and  2002, respectively                            5,443         5,123
        Additional paid-in capital                                          21,482        21,557
        Accumulated Deficit                                                (20,940)      (21,808)
                                                                          ----------------------
Total stockholders' equity                                                   5,985         4,872
                                                                          ----------------------
Total liabilities and stockholders' equity                                $ 12,229      $ 12,856
                                                                          ======================

See notes to  consolidated financial statements.

                            RELM WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                         YEAR ENDED DECEMBER 31
                                                    2003          2002          2001
                                                  ------------------------------------
Sales                                             $ 19,728      $ 15,978      $ 22,809
Expenses:
      Cost of products                              12,112        11,760        16,190
      Selling, general & administrative              6,350         6,476         5,926
      Loss on notes receivable                          --         1,075            --
                                                  ------------------------------------
                                                    18,462        19,311        22,116
                                                  ------------------------------------

Operating income (loss)                              1,266        (3,333)          693
Other income (expense):
      Interest expense                                (442)         (456)         (579)
      Other income                                      57           158             8
                                                  ------------------------------------
Total other (expense)                                 (385)         (298)         (571)
                                                  ------------------------------------

Income (loss) before income taxes                      881        (3,631)          122

Income taxes                                           (13)           --            --
                                                  ------------------------------------
Net income (loss)                                 $    868      $ (3,631)     $    122
                                                  ====================================

Net income (loss) per share-basic:                $   0.10      $  (0.47)     $   0.02

Net income (loss) per share-diluted:              $   0.09      $  (0.47)     $   0.02

Weighted average shares outstanding - basic          9,002         7,787         5,346
                                                  ====================================
Weighted average shares outstanding - diluted        9,173         7,787         5,383
                                                  ====================================

See notes to consolidated financial statements.

                            RELM WIRELESS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)

                                                          ADDITIONAL
                                      COMMON STOCK         PAID-IN    ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL      DEFICIT       TOTAL
                                 ------------------------------------------------------------

Balance at December 31, 2000     5,346,174     $3,207     $ 21,452      $(18,299)     $ 6,360

     Net income                         --         --           --           122          122
                                 ------------------------------------------------------------
Balance at December 31, 2001     5,346,174      3,207       21,452       (18,177)       6,482

     Public rights offering      3,191,250      1,915          106            --        2,021

     Other                           2,664          1           (1)           --           --

Net loss                                --         --           --        (3,631)      (3,631)

                                 ------------------------------------------------------------
Balance at December 31, 2002     8,540,088     $5,123     $ 21,557      $(21,808)     $ 4,872

     Common stock issued           500,000        300           --            --          300

        Common stock option
         exercises                  32,500         20           (2)           --           18

        Fees for registration
         of shares                      --         --          (73)           --          (73)

        Other                          497         --           --            --           --

     Net income                         --         --           --           868          868

                                 ------------------------------------------------------------
Balance at December 31, 2003     9,073,085     $5,443     $ 21,482      $(20,940)     $ 5,985
                                 ============================================================

See notes to consolidated financial statements.

                            RELM WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                YEAR ENDED DECEMBER 31
                                                             2003        2002         2001
                                                           ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $   868      $(3,631)     $   122
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Loss on notes receivable                                     --        1,075           --
    Allowance for doubtful accounts                             (8)      (1,471)         (15)
    Inventories reserve                                        200          283          341
   Write down of investment banking agreement                   --          120           (8)
   Write down of technology agreement                           --          211           --
   Allowance for note receivable                                35           --           --
   Depreciation and amortization                               675          787        1,056
   Change in operating assets and liabilities:
     Accounts receivable                                    (2,107)       4,303          130
     Inventories                                             1,964          816         (362)
     Accounts payable                                       (1,237)      (1,043)        (431)
     Prepaid expenses and other current                        (63)         (13)         (76)
     Other assets                                             (243)         222          (70)
     Accrued compensation and related taxes                     81          (66)         171
     Accrued warranty expense                                  (21)          24         (225)
     Accrued other expenses and other current liabilities      134          (83)        (341)
                                                           ---------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                          278        1,534          292
                                                           ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (170)        (157)         (87)
Payment for technology agreement                                --         (125)          --
Collections on notes receivable                                  7            9           13
Proceeds from disposals of facility and equipment               --            2            2
                                                           ---------------------------------
Cash used in investing activities                             (163)        (271)         (72)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt and capital lease obligations                 --          (10)        (748)
Proceeds from issuance of common stock                         318           --           --
Net increase (decrease) in revolving credit lines             (698)      (1,978)         655
Fees for registration of shares                                (73)          --           --
Rights offering                                                 --        2,021           --
                                                           ---------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (453)          33          (93)
                                                           -------      -------      -------

Increase (decrease) in cash                                   (338)       1,296          127
Cash and cash equivalents, beginning of year                 1,631          335          208
                                                           ---------------------------------
Cash and cash equivalents, end of year                     $ 1,293      $ 1,631      $   335
                                                           =================================

SUPPLEMENTAL DISCLOSURE
Interest paid                                              $   442      $   476      $   579
                                                           =================================

See notes to consolidated financial statements.

                            RELM Wireless Corporation
                                December 31, 2003
                   Notes to Consolidated Financial Statements
                (in Thousands, Except Share Data and Percentages)

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

On May 12, 2000, the Company engaged an investment banking firm. In connection with the engagement, the Company granted warrants to JMS, valued at $226 to purchase 166,153 shares of the Company's common stock at an aggregate purchase

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

price of one hundred dollars. The warrants had a five-year term and an exercise price of $3.25 per share. The value of the warrants was being amortized on a straight-line basis over the estimated life of the contract. Accumulated amortization at December 31, 2002 was $120. During the fourth quarter of 2002, the Company was notified that JMS had closed its New York office, and the firm no longer employed the principals who handled the Company's account. Therefore, the Company did not anticipate receiving further services under this agreement. Accordingly, the Company elected to write-off the remaining value of the warrants totaling approximately $120 during the fourth quarter of 2002.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company's aged receivables, which are determined based on historical experience and the Company's assessment of the general financial conditions affecting the Company's customer base. If the Company's actual collections experience changes, revisions to the Company's allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, with respect to notes receivable, the Company stops accruing interest when collection of a note becomes doubtful. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2003 is adequate.

REVENUE RECOGNITION

Sales revenue is recognized as goods are shipped, except for sales to the U.S. Government, which are recognized when the goods are received.

INCOME TAXES

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets associated with federal and state net operating loss carry-forwards ("NOLs") is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that these NOLs may expire unused and accordingly, has established a valuation reserve against them in full.

CONCENTRATION OF CREDIT RISK

The Company is in the business of designing, manufacturing, and marketing of wireless communications equipment consisting primarily of land mobile radios, base station components and subsystems. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 2003 and 2002, accounts receivable from governmental customers were approximately $2,183 and $125, respectively. Receivables generally are due within 30 days. Credit losses relating to customers in the land mobile radios, base station components and subsystems industry consistently have been within management's expectations and are comparable to losses for the portfolio as a whole.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100. From time to time, the Company had cash in financial institutions in excess of federally insured limits. As of December 31, 2003, the Company had cash in excess of FDIC limits of approximately $1,236.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial instruments. The fair value of short-term and long-term debt approximates market, as the interest rates on these financial instruments approximate current rates available to the Company.

ADVERTISING COSTS

The cost for advertising is expensed as incurred. The total advertising expense for 2003, 2002, and 2001 was $241, $202, and $188, respectively.

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

ENGINEERING, RESEARCH AND DEVELOPMENT COSTS

Included in selling, general and administrative expenses for 2003, 2002, and 2001 are research and development costs of $1,455, $1,865, and $1,359, respectively.

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the Notes to Consolidated Financial Statements.

The Company accounts for stock options issued using the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. If the Company determined compensation cost based on the fair value of the options at the grant date, the Company's net income (loss) and basic and diluted net income
(loss) per common share would have reflected the pro forma amounts shown below:

                                                                    YEAR ENDED DECEMBER 31
                                                             2003              2002          2001
                                                             ------------------------------------
         Net income (loss) as reported                       $868            $(3,631)        $122
         ----------------------------------------------------------------------------------------
         Add: Stock-based employee compensation                --                 --           --
         expense included in reported net income,
         net of related tax effects
         ----------------------------------------------------------------------------------------
         Deduct: Total stock-based employee                   (84)              (676)        (620)
         compensation expense determined under fair
         value based method for all awards, net of
         related tax effects
                                                             ------------------------------------
         Pro-forma net income (loss)                         $784            $(4,307)       $(498)
                                                             ====================================
         EARNINGS PER SHARE:
         ----------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------
         Basic--as reported                                 $0.10             $(0.47)       $0.02
                                                            =====             ======       ======
         Basic--pro forma                                    0.09              (0.55)       (0.09)
                                                            =====             ======       ======
         Diluted--as reported                                0.10              (0.47)        0.02
                                                            =====             ======       ======
         Diluted--pro forma                                 $0.09             $(0.55)      $(0.09)
                                                            =====             ======       ======
         ----------------------------------------------------------------------------------------

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

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

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after September 30, 2003, except as stated within the statement, and should be applied prospectively. SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling (minority) interests which on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

2.  RESOLUTION OF GOING CONCERN UNCERTAINTIES

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2002, the Company suffered a substantial net loss and was in default of its then revolving line of credit. These conditions raised substantial doubt at that time about the Company's ability to continue as a going concern.

During the year ended December 31, 2003, the Company realized net income of approximately $900, or $0.09 per diluted share, and obtained a new $2.5 million revolving line of credit with a new lender (see Note 8 Debt). In February 2004, the new revolving line of credit's credit limit was increased by $1 million to $3.5 million and the maturity date was extended to January 1, 2005. The Company is in compliance with all terms, conditions and covenants of its new credit agreement as of December 31, 2003. Accordingly, the line of credit has been classified as a long-term liability in the accompanying consolidated balance sheet at December 31, 2003.

Additionally, the Company brought several new products to market during 2003, which contributed to increased sales in 2003 compared to 2002. Also, manufacturing and selling, general and administrative expenses were reduced. The Company's business plans for 2004 and beyond anticipate that operations will generate sufficient working capital to enable the Company to continue as a going concern.

3.  INVENTORIES

Inventory, which is presented net of allowance for obsolete and slow moving inventory, consisted of the following:


                                        DECEMBER 31
                                  2003              2002
                                 -------------------------

         Finished goods          $3,052             $4,948
         Work in process            743                507
         Raw materials            1,903              2,407
                                 -------------------------
                                 $5,698             $7,862
                                 =========================

The allowance for obsolete and slow moving inventory is as follows:

                                               YEAR ENDED DECEMBER 31
                                       2003             2002              2001
                                       -----------------------------------------

         Balance, beginning of year    $2,602           $2,319            $1,978
         Charged to cost of sales         200              283               341
                                       -----------------------------------------
                                       $2,802           $2,602            $2,319
                                       =========================================

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is composed of the following:

                                                  YEAR ENDED DECEMBER 31
                                             2003         2002           2001
                                             ---------------------------------

         Balance, beginning of year           $ 69        $ 1,540       $1,555
         Provision for doubtful accounts        17            (26)          --
         Uncollectible accounts written off    (25)        (1,445)         (15)
                                             ---------------------------------
                                              $ 61        $    69       $1,540
                                             =================================

5.  DEBT ISSUANCE COSTS

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The debt issuance costs included grants to Simmonds Capital Limited of 50,000 shares of the Company's stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The warrants have a five-year term and an exercise price of $3.25 per share. The debt issuance costs, which totaled $817, are being amortized on a straight-line basis over the life of the notes (5 years). Accumulated amortization at December 31, 2003 and 2002 was $647 and $476, respectively.

The warrants contain provisions that protect the warrant holders against dilution should the Company issue shares of common stock at a price less than the warrants' exercise price then in effect. These provisions provide for an adjustment in the warrants' exercise price and the number of shares into which the warrants may be exercised. On two occasions, in March 2002 and August 2003 the Company issued shares of stock at a price below the warrants' exercise price then in effect. Accordingly, the exercise price of the warrants has been adjusted to $1.88, which was the effective exercise price as of December 31, 2003.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of December 31, 2003, and 2002 includes the following:

                                                 2003              2002
                                                -------------------------

         Leasehold improvements                 $   109            $   98
         Machinery and equipment                  8,861             8,702
         Less accumulated depreciation           (7,502)           (7,008)
                                                -------------------------
         Net property, plant and equipment      $ 1,468            $1,792
                                                =========================


Depreciation expense for 2003, 2002, and 2001 was $493, $519, and $761, respectively. During 2002 the Company exercised bargain purchase options

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

pursuant to certain capital lease agreements. The net book value of the equipment to which these leases pertained was zero as of December 31, 2002. Accordingly the original cost of the equipment ($2,202) and its accumulated depreciation ($2,202) were reclassified from equipment under capital leases to Property, Plant and Equipment.

7.  NOTES RECEIVABLE

In April 2002, we became aware that the purchaser of the Company's former paper-manufacturing subsidiary, had ceased operations. The purchaser owed the Company $900 plus accrued interest under the terms of two secured promissory notes and had defaulted on its obligations to make principal and interest payments. With guidance from counsel, management evaluated alternatives and took all prudent actions to maximize the possibility of recovery. However, after a comprehensive assessment, we believed that the value of purchaser's assets and the assets of the guarantor were insufficient to provide any recovery of the amounts due under the notes. Accordingly, the Company wrote-off the amount owed in the first quarter 2002.

During 2002, the purchaser of the Company's former specialty manufacturing subsidiary, ceased making payments in accordance with a note receivable. The original amount of the note was approximately $355. As of December 31, 2002 the amount due under the note is approximately $175 plus accrued interest. This note resulted from a 1997 agreement for the sale of the assets of our former specialty-manufacturing subsidiary. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts during the second and third quarters of 2002 to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, the Company started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, management believes that the Company will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly, we established a collection allowance in the fourth quarter 2002 for the entire principal amount of the note.

8.  DEBT

Long term debt consists of the following:

                                                                                       DECEMBER 31
                                                                                     2003        2002
                                                                                   --------------------

         Line of credit (interest rate is Prime Rate plus 2%, the
           minimum rate is 6.25%)                                                  $ 1,272      $ 1,970
         Convertible subordinated note, matures 2004, interest only payment at 8% per annum through December 31, 2004, at
            which time principal is due                                              3,150        3,150
                                                                                   --------------------
         Total debt                                                                  4,422        5,120
         Less current portion                                                       (3,150)      (1,970)
         Long-term debt                                                            $ 1,272      $ 3,150

On August 29, 2003, we established a revolving line of credit with a new lender. The credit agreement provides for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of our assets,

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

consisting principally of our trade receivables and inventory. Concurrently with the refinancing transaction, three funds affiliated with our directors purchased an aggregate of 500,000 shares of our common stock at $0.60 per share. The proceeds of the transaction were used to pay off our previous revolving credit facility and to provide working capital for use in executing our business plans, including the expansion of our digital product line. The credit agreement contains certain covenants with which we must comply. As of December 31, 2003 we were in compliance with all such covenants. As of December 31, 2003 we had approximately $1.2 million in available unused credit on the facility. In February 2004, our lender increased the credit facility by $1 million and the maturity date was extended to January 1, 2005.

The Company issued convertible subordinated notes through a private placement on March 16, 2000 for $3,250. The amount currently due under the notes totals $3,150. The notes require interest only payments at 8% per annum through December 31, 2004, at which time the principal amount becomes due. At the time of issuance, the notes were convertible into shares of RELM common stock at $3.25 per share. The notes contain provisions that protect the purchasers of the notes against dilution should the Company issue shares of common stock at a price less than the notes' conversion price then in effect. These provisions provide for an adjustment in the notes' conversion price and the number of shares into which the notes may be converted. On two occasions, March 22, 2002 and August 29, 2003, the Company issued shares of stock at a price below the notes' conversion price then in effect. Accordingly, the conversion price of the notes has been adjusted to $1.88, which was the effective conversion price as of December 31, 2003.

9.  LEASES

The Company leases its facility in West Melbourne, Florida under a long-term operating lease, which expires on June 30, 2005. In May 2002, the Company leased a 3.8 thousand square feet of office space in Lawrence, Kansas, to accommodate the expansion of its digital engineering team. This lease expires on April 30, 2005. At December 31, 2003, the future minimum lease payments for operating leases are as follows: $435 in 2004 and $213 in 2005.

Total rental expense for 2003, 2002, and 2001 were $417, $398, and $375, respectively.

10. INCOME TAXES

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                                            2003             2002              2001
                                                         ------------------------------------------

         Statutory U.S. income tax rate                    34.00%           (34.00)%          34.00%
         States taxes, net of federal benefit               3.63%            (3.63)%           4.35%
         Permanent differences                              0.90%             0.21%            6.77%
         Change in valuation allowance                   (140.95)%           62.19%          (15.09)%
         Change in net operating loss
         carryforwards and tax credits                     73.03%               --               --
         Other                                             30.88%           (24.77)%         (30.03)%
                                                         ------------------------------------------
         Effective income tax rate                          1.49%             0.00%            0.00%
                                                         ==========================================

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

The components of the deferred income tax assets (liabilities) are as follows:

                                                        DECEMBER 31
                                                     2003         2002
                                                   ----------------------
         Deferred tax assets:
            Operating loss carryforwards           $ 12,028      $ 13,174
         Tax credits                                     65           129
             Section 263A costs                         129           195

            Asset reserves:
              Bad debts                                  36            96
              Inventory reserve                       1,054           979
            Accrued expenses:
              Compensation                               89           103
              Accrued settlement                         53            --
              All other                                  33            24
                                                   ----------------------
         Total deferred tax assets                   13,487        14,700

         Deferred tax liabilities:
            Depreciation                               (316)         (286)
                                                   ----------------------
         Total deferred tax liabilities                (316)         (286)
                                                   ----------------------
         Subtotal                                    13,171        14,414

         Valuation allowance                        (13,171)      (14,414)
                                                   ----------------------
         Net deferred tax assets (liabilities)     $     --      $     --
                                                   ======================

For tax purposes, the Company, at December 31, 2003, has federal and state net operating loss carryforwards of approximately $33,506 and 17,524, respectively. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2010. During 2003 and 2002 the Company utilized $1,056 and $0, respectively, of its net operating loss carryforwards.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its consolidated balance sheet and does not believe it has met the more likely than not criteria; therefore the Company has established a valuation allowance in the amount of $13,171 against its net deferred tax assets at December 31, 2003.

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

The decrease in the total valuation allowance for the year ended December 31, 2003 was $1,243 and relates to the Company's expectations regarding utilization of its net deferred tax assets, including available net operating loss and tax credit carryforwards. The increase in the total valuation allowance for the year ended December 31, 2002 was $2,195 and relates primarily to an increase in available net operating loss carryforwards as a result of the Company's net loss during 2002.

For the year ended December 31, 2003, the Company incurred $13 in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards.

The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

11.  INCOME (LOSS) PER SHARE

The following table sets the computation of basic and diluted loss per share:

                                                                             YEAR ENDED DECEMBER 31
                                                                       2003           2002            2001
                                                                    ------------------------------------------
         Numerator:
            Net income (loss) (numerator for basic and diluted
              earnings (loss) per share)                            $      868     $    (3,631)     $      122

         Denominator:
            Denominator for basic earnings per share-weighted
              average shares                                         9,001,660       7,787,230       5,346,174
            Denominator for diluted earnings per share-weighted
              average shares                                         9,172,650       7,787,230       5,383,452
         Basic income (loss) per share                              $     0.10     $     (0.47)     $     0.02
                                                                    ------------------------------------------
         Diluted income (loss) per share                            $     0.09     $     (0.47)     $     0.02
                                                                    ==========================================

A total of 1,675,531 shares related to convertible debt are not included in the computation of earnings per share for 2003; and a total of 7,295,968 shares related to options and warrants and convertible debt are not included in the computation of loss per share for 2002 because to do so would have been anti-dilutive for these periods.

12.  STOCK OPTION AND OTHER STOCK OPTION PLANS

The Company has two plans whereby eligible officers, directors and employees can be granted options for the future purchase of Company common stock at the market price on the grant date. The options, if not exercised within five-year or ten-year periods, expire.

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                                                  SHARES        OPTION        WEIGHTED AVERAGE
                                               UNDER OPTION  PRICE PER SHARE   EXERCISE PRICE
                                               -----------------------------------------------
         Balance at December 31, 2000            959,666      $0.406-4.06         2.40
         Options granted                         527,500        0.99-1.10         1.06
         Options expired or terminated           (78,666)       2.56-4.00         2.88
                                               -----------------------------------------------
         Balance at December 31, 2001          1,408,500       0.406-4.06         1.84
         Options granted                          90,000        0.61-1.10         0.94
         Options expired or terminated           (80,000)       1.00-4.06         2.36
                                               -----------------------------------------------
         Balance at December 31, 2002          1,418,500        0.61-3.06         1.76
         Options granted                         125,000        0.26-1.14         0.41
         Options exercised                       (32,500)      0.406-1.00         0.54
         Options expired or terminated          (147,000)       1.00-3.06         2.23
                                               -----------------------------------------------
         Balance at December 31, 2003          1,364,000      $0.26-$3.06     $   1.67
                                               ===============================================

         Exercisable at December 31, 2003      1,234,250      $0.26-$3.06     $   1.71
                                               ===============================================

At December 31, 2003, 336,000 unissued options were available under the two plans.

The weighted average contractual life of stock options outstanding as of December 31, 2003, 2002, and 2001 was 7, 7.3, and 8 years, respectively. Generally, employee options have a 10-year life and vest over a 4-year period from grant date. Director options have a five-year life and vest in eleven months from the grant date.

At December 31, 2003, 1,364,000 shares of common stock were reserved for issuance under outstanding options and 336,000 shares of common stock were reserved for the granting of additional options. In addition, 4,552,892 shares of common stock were reserved for issuance under warrants and 1,675,531 shares of common stock were reserved for issuance under convertible debt instruments.

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $0.26, $0.62 and $0.74 respectively, using the Black-Scholes option- pricing method. The following weighted-average assumptions were utilized:

                                                YEAR ENDED DECEMBER 31
                                               2003      2002       2001
                                              --------------------------
         Black Scholes Pricing Assumptions:
            Expected volatility               99.3%      49.6%     96.7%
            Risk free interest rate            2.3%      3.0%       4.3%
            Expected dividends                 None      None       None
            Expected life in years              4          4         4

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

13.  EQUITY

On March 22, 2002, the Company closed a public rights offering. The purpose of the offering was to provide working capital, which among other things, will be utilized to speed the development of the Company's new APCO Project 25-compliant digital products and capabilities. The securities offered were "units"priced at $.90 per unit. A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock, exercisable at $1.08 per share at any time on or after February 12, 2003 and until February 11, 2006. The exercise price of the warrants has been reduced to $1.05 per share as a result of the issuance of common stock related to the company's new credit facility and anti-dilution provisions contained in the warrants. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10% discount to the market price of a share of common stock.

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

The exercise price of the common stock purchase warrants has been reduced to a share rice of $1.05 from $1.08 as a result of the issuance of common stock related to the Company's new credit facility and anti-dilution provisions contained in the warrants. Additionally, the Company may call the common stock purchase warrants at $0.10 each when the market price of the Company's common stock exceeds 150% of the exercise price($1.575) for 20 consecutive trading days. The price of the Company's common stock currently meets this criteria and the Company can call the common stock purchase warrants if we elect to do so. If all the common stock purchase warrants are exercised, the Company will receive net proceeds of approximately $3.2 million. As of March 12, 2004, 376,611 shares of common stock had been issued as a result of the exercise of common stock purchase warrants, generating approximately $376,000 in net proceeds.

In August 2003, the Company established a revolving line of credit with a new lender. Concurrent with the transaction, three funds affiliated with the Company directly purchased an aggregate of 500,000 shares of our common stock at $0.60 per share, which was the closing market price on the date the transaction was approved.

In 2003, a total of 32,500 shares of the Company's common stock were issued as a result of the exercise of employee stock options.

The Company had no shares of its $1.00 par value preferred stock issued as of December 31, 2003 and 2002.

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

14.  SIGNIFICANT CUSTOMERS

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows for the year ended December 31:

                              2003             2002              2001
                              ---------------------------------------

         U.S.  Government     50%               39%              44%
         Foreign markets       6%               6%                4%

Sales to the United States Government represented approximately 50%, 39% and 44% of our total sales for the years ended December 31, 2003 and 2002, and 2001, respectively. These sales were primarily to the USFS, DOI and the CECOM. Sales to the USFS represented approximately 27%, 22%, and 34% of total sales for the years ended December 31, 2003, 2002, and 2001, respectively. For the year ended December 31, 2003, sales to the DOI represented approximately 12% of total sales. For the year ended December 31, 2003 and 2002 we had no sales to CECOM because our contract expired in 2001. However, sales to CECOM for the years ended December 31, 2001 represented approximately 10% of total sales.

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

15.  PENSION PLANS

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company's contribution to the plan is either a percentage of the participants salary (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. In 2003 the Company elected to not contribute to the participants' retirement plan. In 2002 and 2001 total contributions made by the Company were $78 and $69, respectively.

16.  COMMITMENTS AND CONTINGENCIES

ROYALTY COMMITMENT

In 2002, the Company has entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $6 and $0 in 2003 and 2002, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

LIABILITY FOR PRODUCT WARRANTIES

Changes in the Company's liability for product warranties during the years ended December 31, 2003 and 2002 are as follows:

                    Balance at     Warranties      Warranties       Balance at
                    Beginning      Issued          Settled          End
                    of year                                         of year
                    -------------------------------------------------------
         2003       $ 103          38              (59)             $82

         2002       $ 79           103             (79)             $103

LEGAL PROCEEDINGS

In 1993, a civil action was brought against us by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1.7 million plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by us in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by us and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, we filed motions for summary judgment to dismiss those complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by us and one of our directors. The lone remaining claim sought damages against us for non-payment of the note. We contended that this note was canceled and released for fair consideration in 1993 and that there was no basis in law or fact for the liquidator's claim. On March 1, 2004, we reached a settlement agreement. Under the terms of the settlement, we will pay to the plaintiff cash totaling $120,000 and issue 6,452 shares of restricted RELM common stock valued at the closing price on March 1, 2004. Consequently, we recognized a one-time charge of $140,000 in the fourth quarter 2003. The settlement is subject to the execution by both parties of a written agreement and release.

In February 12, 1999, we initiated collection and legal proceedings in Sao Paulo, Brazil, against its Brazilian dealer, Chatral, for failure to pay for product shipments totaling $1.4 million which has been fully reserved in a prior year. In April 2001, the Brazilian court ordered us to post security with the court totaling approximately $300 in the form of cash or a bond in order for the case to proceed. We elected not to post security. Consequently, the case was involuntarily dismissed. On December 8, 1999, Chatral filed a counter claim against us alleging damages totaling $8 million as a result of our discontinuation of shipments to Chatral. On September 11, 2002 we agreed to a joint stipulation of dismissal under which all claims between the parties were released.

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

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

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, one indemnification claim is pending against us. On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in these lawsuits. We have insurance coverage for these matters. The initial case was settled in February 2004 by the insurance companies involved, including ours. We did not incur any costs or liabilities related to the settlement. Counsel for our insurer is continuing to vigorously defend the remaining claim. Counsel believes we have meritorious defenses and the likelihood of an unfavorable outcome is remote.

During 2002, the purchaser of the assets of our former specialty-manufacturing subsidiary ceased making payments in accordance with a note receivable. The initial amount of the note was approximately $355. Presently, the amount due under the note is approximately $175,000 plus accrued interest. This note is derived from the 1997 agreement for the sale of the assets of our specialty-manufacturing subsidiary. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Attempts to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, we started legal proceedings to recover the remaining amount due under the note plus accrued interest. With guidance from counsel, we believe that we will prevail in these proceedings. However, we have been unable to ascertain the financial position of the purchaser or their ability to pay the debt. Accordingly, we have maintained the valuation reserve for the entire principal amount ($175) of the note that was established in 2002.

In April 2002, we learned that the purchaser of the assets of our former paper-manufacturing subsidiary had ceased operations. The purchaser owes us $900 plus accrued interest under the terms of two secured promissory notes, and has defaulted on its obligations to make principal and interest payments. The Chief

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

Executive Officer of the purchaser personally guaranteed the debt. Our security interest is subordinated to the security interest granted to the purchaser's senior lender. In connection with the sale of the subsidiary in 1997, we took back a secured promissory note from the purchaser in the initial aggregate principal amount of $2.4 million. In December 2000, the terms of the original promissory note were modified and we received a principal payment of $700 plus accrued interest of approximately $166. After this payment, the remaining principal amount due on the original note was $900. Also, as part of the modification agreement, the original note was replaced by two secured promissory notes, one in the principal amount of $600 and the other in the principal amount of $300. The $600 note was payable in ten annual installments starting on April 2, 2002. The $300 note was payable in five annual installments starting on January 1, 2003. Interest on both notes accrued at 2.75% over the prime rate and was payable, in the case of the $600 note, in annual installments, and, in the case of the $300 note, in semi-annual installments. The $600 note was subject to a standby creditor's agreement under which principal and interest payments on the note were contingent upon the purchaser achieving a certain debt service coverage ratio and the absence of any uncured defaults on other loans or agreements of the purchaser. As security for both notes, the purchaser has granted to us a lien and security interest in certain collateral. Our security interest, however, is subordinated to the security interest granted to the purchaser's senior lender. In addition, the Company was subject to a standstill agreement with the senior lender. A principal of the purchaser guaranteed the prompt and complete payment of both notes when due. Both notes were subject to forbearance fee payment agreements with both the purchaser and the guarantor under which additional amounts may be payable to us if there is a merger, sale or change of control of the purchaser and if the notes are not paid in full by certain dates. In December 2002, the purchaser's senior lender notified us that they had sold the purchaser's assets for $200. This amount was not sufficient to provide any recovery of amounts owed to us under the notes. In February 2003, with the assistance of counsel, we initiated legal proceedings against the guarantor. In October, 2003 we were awarded a judgment against the guarantor in the amount of $1.0 million. We have not been able to ascertain the financial position of the guarantor or evaluate his ability to pay the debt. Accordingly, we have maintained the valuation reserve for the entire principal amount ($900) of the two promissory notes that was established in the first quarter 2002.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon the Company's consolidated financial position or results of operations.

                            RELM Wireless Corporation
                                December 31, 2003
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below:

                                                           QUARTERS ENDED
                                        MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                          2003           2003          2003           2003
                                        ------------------------------------------------------
FISCAL 2003
Sales                                     $3,596         $5,231         $5,000         $5,901
Gross profit                               1,077          1,765          1,991          2,783
Net income (loss)                           (377)           122            291            832
Earnings (loss) per share-basic            (0.04)          0.01           0.03           0.09
Earning  (loss) per share-diluted          (0.04)          0.01           0.03           0.08

                                                           QUARTERS ENDED
                                        MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                          2002           2002          2002           2002
                                        ------------------------------------------------------
FISCAL 2002
Sales                                     $4,733         $4,950         $3,979         $2,316
Gross profit                               1,355          1,538          1,157            168
Net income (loss)                         (1,016)             3           (395)        (2,223)
Earnings  (loss) per share-basic           (0.18)          0.00          (0.05)         (0.26)
Earnings  (loss) per share-diluted         (0.18)          0.00          (0.05)         (0.26)

In the fourth quarter 2003, we recognized an expense totaling $140 related to the settlement of a legal matter discussed in Note 16, Commitments and Contingencies.

In the fourth quarter 2002, the Company recorded adjustments that increased its net loss by approximately $984 to reflect, (i) the adjustment of inventories for slower moving items ($283), (ii) the provision for an uncollectible note receivable from the purchaser of the Company's former specialty-manufacturing subsidiary ($175), (iii) the write-off of the remaining book value of a technology agreement ($211), (iv) the write-off of the remaining book value of an investment banking agreement ($120), and (v) severance and other costs pertaining the reorganization of the Company's sales and marketing efforts ($195).

Additionally, sales for the fourth quarter of 2002 declined by $3.4 million (59.2%) compared to the same period in the prior year. Consequently, the Company was unable to absorb manufacturing overhead or cover other fixed costs ($1,240).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on this evaluation, they have concluded that, as of December 31, 2003, our disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, at the date of our Chief Executive Officer's and Chief Financial Officer's last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

The other information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2004 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2004 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

Except for the Equity Compensation Plan Information set forth below, the information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2004 annual meeting of shareholders.

The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan for Non-Employee Directors and the 1997 Stock Option Plan.

----------------------------------------------------------------------------------------------------------------------------------
                                          ( a )                           ( b )                             ( c )
Plan Category                    Number of securities             Weighted average exercise         Number of securities remaining
                                 to be issued upon exercise       price of outstanding options,     available for future issuance
                                 of outstanding options,          warrants and rights               under equity compensation
                                 warrants, and rights                                               plan (excluding securities
                                                                                                    reflected in column (a)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders         1,364,000                            $   1.66                         336,000
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                --                               --                                 --
----------------------------------------------------------------------------------------------------------------------------------
Total                                1,364,000                            $   1.66                         336,000
==================================================================================================================================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2004 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

The information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2004 annual meeting of shareholders.


                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

         1. Consolidated Financial Statements listed below:

                                                                                       Page
                                                                                       ----
         Report of Independent Certified Public Accountants BDO Seidman LLP             F-1

         Report of Independent Certified Public Accountants Ernst & Young LLP           F-2

         Consolidated Balance Sheets
           as of December 31, 2003 and 2002                                             F-3 - F4

         Consolidated Statements of Operations
         - years ended December 31, 2003, 2002 and 2001                                 F-5

         Consolidated Statements of Changes in  Stockholders' Equity
           - years ended December 31, 2003, 2002 and 2001                               F-6

         Consolidated Statements of Cash Flows
           - years ended December 31, 2003, 2002 and 2001                               F-7

         Notes to Consolidated Financial Statements                                     F-8 - F-26

(b) Reports on Form 8-K

     None.

(c) Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

              NUMBER        EXHIBIT
         ------------------ ---------------------------------------------------------------------------------------
         3(i)               Articles of Incorporation(2)
         3(ii)              By-Laws (2)
         4(ii)              8% Convertible Subordinate Promissory Note(5)
         10.1               1996 Stock Option Plan for Non-Employee Directors (1)
         10.2               1997 Stock Option Plan, as amended (3)
         10.3               Workers Compensation Close Out Agreement (4)
         10.4               Simmonds Agreement(5)
         10.5               Contract for Sale of West Melbourne Fl.  Real Estate(6)
         10.6               Sub Lease Agreement(5)
         10.7               Uniden Asset Purchase Agreement(6)
         10.8               OEM Uniden Manufacturing Agreement(6)

              NUMBER        EXHIBIT
         ------------------ ---------------------------------------------------------------------------------------
         10.9               Uniden ESAS Technology Agreement(6)
         10.10              Manufacturing Agreement(7)
         10.11              Transaction Agreement for Real Estate Sale and Contract Manufacturing(6)
         10.12              Post-Termination Benefits Agreement between the Company and David P. Storey dated
                            October 1, 2000(8)
         10.13              Post-Termination Benefits Agreement between the Company and William P. Kelly dated
                            October 1, 2000(8)
         10.14              Certificate of Amendment to Articles of Incorporation(7)
         10.15              Security and Loan Agreement(9)
         10.16              Loan Modification Agreement(10)
         14.1               Code of Ethics*
         16.1               Letter to the Commission regarding change in certifying account(8)
         21                 Subsidiary of Registrant(8)
         23.1               Consent of BDO Seidman LLP*
         23.2               Consent of Ernst & Young LLP*
         24                 Power of Attorney (included on signature page)
         31.1               Certification  Pursuant to Item 601(b)(31) of Regulation  S-K, as adopted  pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002*
         31.2               Certification  Pursuant to Item 601(b)(31) of Regulation  S-K, as adopted  pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002*
         32.1               Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of  the  Sarbanes-Oxley  Act  of  2002  (furnished  pursuant  to  Item  601(b)(32)  of
                            Regulation S-K)*
         32.2               Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of  the  Sarbanes-Oxley  Act  of  2002  (furnished  pursuant  to  Item  601(b)(32)  of
                            Regulation S-K)*

----------
*    Included with this filing

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

(7) Incorporated by reference from the Company's report on form 10-Q for the quarter ended September 30, 2001 dated November 1, 2001.

(8) Incorporated by reference from the Company's report on form 8-K dated December 6, 2002, filed on December 6, 2002.

(9) Incorporated by reference from the Company's report on form 8-K dated September 5, 2003, filed on September 5, 2003

(10) Incorporated by reference from the Company's report on form 8-K dated February 27, 2004, filed on February 27, 2004.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit 10.1, 10.2, 10.12, and 10.13.

(d) Consolidated Financial Statement Schedules:

         All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 18th day of March 2004.

                            RELM WIRELESS CORPORATION

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                  DATE

/s/George N. Benjamin, III               Chairman of the Board                  March 18, 2004
------------------------------------
George N. Benjamin, III

/s/David P. Storey                       President, Chief Executive Officer,    March 18, 2004
------------------------------------
David P. Storey                          and Director (Principal Executive
                                         Officer)

/s/William P. Kelly                      Executive Vice President - Finance     March 18, 2004
------------------------------------
William P. Kelly                         and Chief Financial Officer
                                         (Principal Financial Officer and
                                         Accounting Officer)

/s/Donald F. U. Goebert                  Director                               March 18, 2004
------------------------------------
Donald F. U. Goebert

/s/James C. Gale                         Director                               March 18, 2004
------------------------------------
James C. Gale

/s/Ralph R. Whitney Jr.                  Director                               March 18, 2004
------------------------------------
Ralph R. Whitney Jr.

/s/Randolph K. Piechocki                 Director                               March 18, 2004
------------------------------------
Randolph K. Piechocki

Index to Exhibits
-----------------

              EXHIBIT       DESCRIPTION OF EXHIBITS
              NUMBER
         ---------------------------------------------------------------------------------------------------------------
         14.1               Code of Ethics
         23.1               Consent of BDO Seidman LLP
         23.2               Consent of Ernst & Young LLP
         24                 Power of Attorney (included on signature page)
         31.1               Certification  Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section
                            302 of the Sarbanes-Oxley Act of 2002
         31.2               Certification  Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section
                            302 of the Sarbanes-Oxley Act of 2002
         32.1               Certification  Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
         32.2               Certification  Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)