Form 10-Q
period 2004-03-31
RELM WIRELESS CORP
filed 2004-04-27
CIK 2186

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

                  For the quarterly period ended March 31, 2004

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

                                 Yes [ ] No |X|

         There were 9,840,639 shares of common stock, $0.60 par value, of the registrant outstanding at April 12, 2004.

================================================================================
================================================================================

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                        March 31  December 31
                                                                          2004       2003
                                                                        -------     -------
ASSETS
------
Current assets:
           Cash and cash equivalents                                     $ 1,921      $ 1,293
           Trade accounts receivable (net of allowance for doubtful
           accounts of $95 in 2004 and $61 in 2003)                        2,721        2,880
           Inventories, net                                                5,129        5,698
           Prepaid expenses and other current                                320          374
                                                                         -------      -------
Total current assets                                                      10,091       10,245

Property, plant and equipment, net                                         1,402        1,468
Debt issuance costs, net                                                     128          171
Other assets                                                                 333          345
                                                                         -------      -------
Total assets                                                             $11,954      $12,229
                                                                         =======      =======

           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                           March 31     December 31
                                                                             2004           2003
                                                                           --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
        Current maturities of long-term debt                               $  2,950       $  3,150
        Accounts payable                                                      1,126            891
        Accrued compensation and related taxes                                  524            547
        Accrued warranty expense                                                 82             82
        Accrued other expenses and other current liabilities                    269            302
                                                                           --------       --------
Total current liabilities                                                     4,951          4,972

Long-term debt                                                                   --          1,272


Commitments and Contingencies
Stockholders' equity:
        Preferred stock; $1.00 par value; 1,000,000 authorized shares
        none issued or outstanding                                               --             --
        Common stock; $.60 par value; 20,000,000 authorized shares:
        9,828,474 and 9,073,085 issued and outstanding shares at
        March 31, 2004 and December 31, 2003, respectively                    5,896          5,443
        Additional paid-in capital                                           21,707         21,482
        Deficit                                                             (20,600)       (20,940)
                                                                           --------       --------
Total stockholders' equity                                                    7,003          5,985

                                                                           --------       --------
Total liabilities and stockholders' equity                                 $ 11,954       $ 12,229
                                                                           ========       ========

           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data) (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          2004            2003
                                                        -------         -------
                                                     (see note 1)     (see note 1)
Sales                                                   $ 4,970         $ 3,596
Expenses
      Cost of products                                    2,871           2,519
      Selling, general & administrative                   1,690           1,366
                                                        -------         -------
                                                          4,561           3,885
                                                        -------         -------


Operating income (loss)                                     409            (289)
Other income (expense):
      Interest expense                                      (78)           (103)
      Other income                                            9              15
                                                        -------         -------
Net income (loss)                                       $   340         $  (377)
                                                        =======         =======

Earnings (loss) per share-basic                         $  0.04         $ (0.04)
                                                        =======         =======

Earnings (loss) per share-diluted                       $  0.03         $ (0.04)
                                                        =======         =======


           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                 2004          2003
                                                               -------       -------
Cash flows from operating activities
Net income (loss)                                              $   340       $  (377)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Allowance for doubtful accounts                                 34            (1)
   Depreciation and amortization                                   160           167
   Change in operating assets and liabilities:
     Accounts receivable                                           125          (480)
     Inventories                                                   569           388
     Accounts payable                                              235          (497)
     Prepaid expenses and other current                             50            --
     Other assets                                                   12           (11)
      Accrued compensation and related taxes                       (23)           49
     Accrued other expenses and other current liabilities          (33)          (26)
                                                               -------       -------
Cash provided by (used in) operating activities                  1,469          (788)

Cash flows from investing activities
Purchases of property and equipment                                (51)           (6)
Collections on notes receivable                                      4            --
                                                               -------       -------
Cash used in investing activities                                  (47)           (6)

Cash flows from financing activities
Proceeds from issuance of common stock                             478            11
Net borrowings (payments) in revolving credit lines             (1,272)          300
                                                               -------       -------
Cash provided by (used in) financing activities                   (794)          311
                                                               -------       -------

Increase (decrease) in cash                                        628          (483)
Cash and cash equivalents, beginning of period                   1,293         1,631
                                                               -------       -------
Cash and cash equivalents, end of period                       $ 1,921       $ 1,148
                                                               =======       =======

Supplemental disclosure
Interest paid                                                  $    78       $   103
                                                               =======       =======
Non-cash transaction
Convertible debt exchanged for common stock                    $   200            --
                                                               =======       =======

           See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for a full year.

2.  SIGNIFICANT EVENTS AND TRANSACTIONS

As of April 12, 2004, 467,448 shares of common stock had been issued during 2004 due to the exercise of common stock purchase warrants, generating approximately $466,000 in net proceeds. There were 2,982,859 stock purchase warrants outstanding as of April 12, 2004. The exercise of all these warrants would generate approximately $2.9 million in net proceeds. The exercise price of the common stock purchase warrants was reduced to a share price of $1.05 from $1.08 as a result of the issuance in 2003 of common stock related to our new credit facility and anti-dilution provisions contained in the warrants. Additionally, we may redeem the common stock purchase warrants at $0.10 each when the market price of our common stock exceeds 150% of the exercise price ($1.575) for 20 consecutive trading days. The price of our common stock currently meets this criterion and we can redeem the warrants, if we elect to do so.

On March 5, 2004, 169,057 shares of common stock and 169,057 of the Company's public stock purchase warrants were issued to Noble International Investments, Incorporated (Noble) as a result of the cashless exercise of 187,500 underwriter's warrants for "units." A unit is comprised of one share of common stock and one warrant to purchase one share of common stock, exercisable at $1.05 per share any time until February 11, 2006. Noble received the warrants for serving as the standby underwriter for the Company's public rights offering in March 2002.

During the three months ended March 31, 2004, certain of the Company's subordinated convertible notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

reduced by approximately $0.2 million. The remaining outstanding notes total approximately $2.9 million and are convertible into approximately 1.6 million shares of common stock. The notes mature on December 31, 2004. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the note holder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days, at which time the Company could convert the notes into shares of common stock or repay them.

In February 2004, the Company's credit facility was increased by $1 million, to $3.5 million, and the maturity date was extended to January 1, 2005. The facility was originally established on August 29, 2003 and provided for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of the Company's assets, consisting principally of trade receivables and inventory. The credit agreement contains certain covenants with which the Company must comply. As of March 31, 2004, the Company was in compliance with all such covenants and the outstanding balance of the credit facility was $0.

3.  ALLOWANCE ON TRADE RECEIVABLES

The allowance for collection losses on trade receivables was $95 on gross trade receivables of $2,816 at March 31, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of March 31, 2004. Because the amount that the Company will actually collect on the receivables outstanding as of March 31, 2004 cannot be known with certainty, the Company relies on prior experience. The Company's historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, the Company's allowance on trade receivables is 3.4% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of the customer's balance. As of March 31, 2004, there was a specific allowance of approximately $36.

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

4.  INVENTORIES

The components of inventory, net of reserves totaling $2,802 at March 31, 2004 and December 31, 2003, respectively, consist of the following:

                                            March 31          December 31
                                              2004                2003
                                             ------              ------

Finished goods                               $2,881              $3,052
Work in process                                 576                 743
Raw materials                                 1,672               1,903
                                             ------              ------
                                             $5,129              $5,698
                                             ======              ======

The reserve for slow-moving, excess, or obsolete inventory is used to state the Company's inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales of its inventory as of March 31, 2004 cannot be known with certainty, the Company relies on past sales experience, future sales forecasts, and its strategic business plans to determine the amount of the reserve. Generally, in analyzing inventory, the Company classifies it as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For inventory with usage in the past year, the Company reviews the average annual usage over the past three years, projects that amount over the next five years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. As of March 31, 2004, a portion of the Company's inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.

5.  CONVERTIBLE SUBORDINATED NOTES

The Company privately placed convertible subordinated notes on March 16, 2000. During the three months ended March 31, 2004, certain of the notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $200. The remaining

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

outstanding notes total $2,950 and are convertible into approximately 1.6 million shares of common stock. The notes mature on December 31, 2004. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the note holder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days, at which time the Company could convert the notes into common stock or repay them. The notes require interest only payments at 8% per annum through December 31, 2004, at which time the principal amount becomes due. At the time of issuance, the notes were convertible into shares of common stock at $3.25 per share. The notes contain provisions that protect the purchasers of the notes against dilution should the Company issue shares of common stock at a price less than the notes' conversion price then in effect. These provisions provide for an adjustment in the notes' conversion price and the number of shares into which the notes may be converted. On two occasions, March 22, 2002 and August 29, 2003, the Company issued shares of stock at a price below the notes' conversion price then in effect. Accordingly, the conversion price of the notes has been adjusted to $1.88, which was the effective conversion price as of March 31, 2004.

6.  INCOME TAXES

No tax provision has been recorded during the three months ended March 31, 2004 because the Company anticipates applying federal and state net operating loss carryforwards against year-to-date taxable income.

The Company has federal and state net operating loss carryforward benefits of approximately $33,506 and $17,524, respectively, at March 31, 2004. These net operating loss carryforwards begin to expire in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its deferred tax assets and does not believe that it has met the criteria for realizing their value; therefore, it has established a valuation allowance for the entire amount of its deferred tax assets, approximately $13 million, at March 31, 2004. The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

7.  STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 2004 are as follows:

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)


7.  STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 2004 are as follows:

                                                                      Additional
                                              Common Stock             Paid-In       Accumulated
                                          Shares        Amount         Capital         Deficit         Total
                                        ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2003            9,073,085      $   5,443      $  21,482      $ (20,940)      $   5,985

     Common stock option exercise          12,500              8              4             --              12
     Common stock warrant exercise        636,505            381             85             --             466
     Note conversion                      106,384             64            136             --             200
     Net income                                --             --             --            340             340
                                        ---------      ---------      ---------      ---------       ---------
Balance at March 31, 2004               9,828,474      $   5,896      $  21,707      $ (20,600)      $   7,003
                                        =========      =========      =========      =========       =========

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)


8.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2004              2003
                                                             -----------      -----------
Numerator:
   Net income (loss)  (numerator for basic and               $       340      $      (377)
   diluted earnings (loss) per share)

Denominator:
   Denominator for basic and diluted earnings per share
   weighted average shares                                     9,301,226        8,552,033
Effect of dilutive securities:
   Options                                                       528,285               --
    Warrants                                                   1,755,197               --
    Convertible notes                                            530,135               --
                                                             -----------      -----------

Denominator for diluted earnings per share-                   12,114,843        8,552,033
    adjusted weighted average shares

                                                             ===========      ===========
Basic earnings (loss) per share                              $      0.04      $     (0.04)
                                                             ===========      ===========


                                                             ===========      ===========
Diluted earnings (loss) per share                            $      0.03      $     (0.04)
                                                             ===========      ===========

9.  STOCK BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation cost is reflected in the Company's net income related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation & Financial Accounting Standard (FAS) 148 "Accounting for Stock Based Corporation, Transition and Disclosure, an amendment of FASB Statement No. 123."

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)


The Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                        Three Months Ended
                                                             March 31,
                                                        2004         2003
                                                      --------      -------
Net income (loss) as reported                         $    340      $(377)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (22)       (109)

Pro forma net income (loss)                           $    318      $ (486)
                                                      ========      =======

Basic earnings (loss) per share:
         As reported                                  $   0.04      $(0.04)
                                                      ========      =======
         Pro forma                                    $   0.03      $(0.06)
                                                      ========      =======

Diluted earnings (loss) per share:
         As reported                                  $   0.03      $(0.04)
                                                      ========      =======
         Pro forma                                    $   0.03      $(0.06)
                                                      ========      =======

These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2004, respectively: risk-free interest rates of 4.76% and 2.88%; dividend yields of 0%; volatility factors of the expected market price of the common stock of 96.7% and 108.8%; and a weighted-average expected life of the option of four years.

10.  CONTINGENT LIABILITIES

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)


LEGAL PROCEEDINGS

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1,700 plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of the Company's directors. The lone remaining claim sought damages against us for non-payment of the note. We contended that this note was canceled and released for fair consideration in 1993 and that there was no basis in law or fact for the liquidator's claim. On March 1, 2004, we reached a settlement agreement. Under the terms of the settlement, we will pay to the plaintiff cash totaling $120,000 and issue 6,452 shares of restricted common stock valued at the closing price on March 1, 2004. Consequently, we recognized a one-time charge of $140,000 in the fourth quarter 2003. The settlement is subject to the execution by both parties of a written agreement and release.

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

The Company is involved in various claims and legal actions arising in the ordinary course of its business. For a description of other pending legal proceedings, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SPECIAL NOTE CONCERNING
                           FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "anticipate," "believe," "plan," "estimate," "project," "expect," "intend," "seek" and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our future filings with the Securities and Exchange Commission, and include, among others, the following:

         |X|      substantial losses incurred by us prior to 2003;

         |X|      changes in customer preferences;

         |X|      our inventory and debt levels;

         |X|      heavy reliance on sales to the U.S. Government;

         |X| federal, state and local government budget deficits and spending limitations;

         |X| quality of management, business abilities and judgment of our personnel;

         |X|      the availability, terms and deployment of capital;

         |X|      competition in the land mobile radio industry;

         |X|      reliance on overseas manufacturers;

         |X| limitations in available radio spectrum for use of land mobile radios;

         |X|      changes or advances in technology; and

         |X|      general economic and business conditions.

We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.

EXECUTIVE SUMMARY

Our operating results for the three months ended March 31, 2004 improved significantly compared to the same period last year, with sales increasing by approximately 38% and gross margin percentage improving by approximately 41%. Net income for the period was $340,000 ($0.03 per diluted share) compared to a net loss of $377,000 ($0.04 per diluted share) for the same period last year.

Sales growth during the first quarter compared to the same period last year was primarily the result of orders for new products, including our digital Project 25-compliant portable radio used by government and public-safety agencies, and analog radios targeting commercial and industrial applications. The growth is being realized from a steady increase in customer orders, rather than from a few large orders. The improved volume of customer orders has been broad-based, with much of it coming from new customers and customers that are returning after several years. More new product additions are planned for later this year and next year.

Gross margins improved as we continued to expand our use of contract manufacturers, successfully reducing manufacturing support costs while improving manufacturing efficiencies and inventory management. Also, our new products incorporate recent, more cost-effective product designs.

Selling, general and administrative ("SG&A") expenses increased as a result of sales increases, and additional expenses were incurred for sales and marketing initiatives designed to drive sales growth, particularly from new digital and commercial products. We also increased product development staff and expenses to speed the completion and introduction of new products, including additional Project-25 digital products.

During the quarter, additional cash totaling approximately $466,000 was generated from the exercise of our public stock purchase warrants. We issued 467,448 shares of common stock associated with the warrant exercises. Also, certain of our subordinated convertible notes were converted into common stock during the quarter, reducing the amount due on the notes by $200,000 to $2.9 million.

In February 2004, our primary lender increased our revolving line of credit by $1 million and extended the maturity date to January 1, 2005.

RESULTS OF OPERATIONS
---------------------

The following table shows each item from the condensed consolidated statements of operations expressed as a percentage of sales:

                                 Percentage of Sales
                                ---------------------
                                 Three Months Ended

                                March 31     March 31
                                  2004         2003
                                --------     -------

Sales                            100.0%       100.0%
Cost of sales                     57.8         70.0
Gross margin                      42.2         30.0
Selling, general and
  administrative expenses        (34.0)       (38.0)
Interest expense                  (1.6)        (2.9)
Other income                       0.2          0.4
                                 -----        ------
Net income (loss)                  6.8%       (10.5%)
                                 =====        ======

NET SALES

Net sales for the three months ended March 31, 2004 increased approximately $1.4 million (38.2%) to approximately $5.0 million from approximately $3.6 million for the same period last year.

This increase is attributed primarily to sales of new products, including BK Radio-brand digital products that are compliant with the APCO Project 25 standard and sold principally to agencies of federal, state and local governments, as well as sales of RELM-brand products sold to business and commercial concerns. These products were introduced at various times during 2003. Increases in new product sales were partially offset by decreased sales of analog products as customers migrated to newer, more feature-rich products, in some cases with digital technology.

COST OF SALES AND GROSS MARGIN

Cost of sales as a percentage of sales for the three months ended March 31, 2004 decreased to 57.8% from 70.0% for the same period last year. We have continued to expand our use of contract manufacturers. All of our products are now largely manufactured using such resources. Our contract manufacturing relationships have helped improve our production efficiencies and reduce material and labor costs. They have also enabled us to reduce internal manufacturing support expenses. Increased sales volumes have enabled us to more fully utilize and absorb the reduced base of manufacturing support expenses. As volumes increase, we believe additional efficiencies and cost reductions can be realized.

We continuously evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses. For the three months ended March 31, 2004, SG&A expenses totaled approximately $1.7 million (34.0% of sales) compared to approximately $1.4 million (38.0% of sales) for the same period last year.

The overall increase in SG&A expenses is attributed primarily to increases in selling and marketing expenses. Sales commission expenses increased by approximately $57,000 (27.4%) as a result of revenue increases. We also incurred approximately $131,000 of additional expenses, a 40.7% increase compared to the same period last year, for sales and marketing initiatives designed to drive revenue growth, particularly from new digital and commercial products. A collection allowance of approximately $36,000 related to a specific customer receivable was established during the quarter. General and administrative expenses increased approximately $67,000 (15.3%) related primarily to certain outside professional services.

Product development staff and expenses increased by approximately $31,000 (9.0%) in order to speed the completion and introduction of new products, including additional APCO Project-25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment to complete development and to achieve market penetration. Our internal development efforts are focused entirely on our digital product development program. This project is planned to yield approximately 17 products through 2005. We anticipate that these products will be the main source of revenue growth in the future.

OPERATING INCOME (LOSS)

Operating income for the three months ended March 31, 2004 was approximately $409,000 compared to an operating loss of approximately ($289,000) for the same period last year.

INTEREST EXPENSE

For the three months ended March 31, 2004, interest expense decreased by approximately $25,000 (24.3%) to $78,000 from $103,000 in 2003. We incur interest expense on our revolving line of credit and our subordinated convertible notes. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate. The interest rate on the convertible notes is 8% per annum. The effective interest rate on our current revolving line of credit, which was established in August 2003, was lower compared to the effective interest rate on the previous credit facility that was in place during the same period last year. Also, primarily as a result of improved operations, the outstanding principal balance on the revolving line of credit was lower during the three months ended March 31, 2004 compared to the same period last year.

INCOME TAXES

No income tax provision was provided for the three months ended March 31, 2004. We have federal and state net operating loss carryforward benefits of approximately $33,506 and $17,524, respectively, at March 31, 2004. These net operating loss carryforwards begin to expire in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated the realizability of the deferred tax assets on our balance sheet and do not believe that we have met the more likely than not criteria; therefore we have established a valuation allowance against our net deferred tax assets at March 31, 2004. The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

SIGNIFICANT CUSTOMERS

Sales to the United States government represented approximately $2.3 million (46.4%) of our total revenues for the three months ended March 31, 2004, compared to approximately $1.5 million (40.7%) for the same period last year. These sales were primarily to the United States Forest Service (USFS) and the Unites States Department of the Interior.

INFLATION AND CHANGING PRICES

Inflation and changing prices for the three months ended March 31, 2004 have contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize low-cost contract manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, net cash provided by operating activities totaled approximately $1.5 million compared to net cash used in operating activities of approximately $0.8 million for the same period last year. The increase in cash provided by operations is primarily attributable to net income for the quarter of approximately $340,000 compared to a net loss of approximately, ($377,000), for the same period last year. Changes in components of working capital, particularly inventory, accounts payable and accounts receivable, also contributed to cash provided by operations.

Inventory decreased by approximately $569,000 as a result of improved revenues from items in existing inventory compared to an inventory reduction of approximately $388,000 during the same period last year. Accounts payable increased approximately $235,000, compared to a reduction of approximately $497,000 for the same period last year, as we were increasingly successful in obtaining favorable payment terms from certain suppliers. Collections of amounts due from customers during the quarter resulted in a decrease in accounts receivable of approximately $125,000, compared to an increase of approximately $480,000 for the same period last year. Depreciation and amortization totaled approximately $160,000 for the quarter, compared to approximately $167,000 for the same period last year.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development and manufacture of new digital products. Capital expenditures for the three months ended March 31, 2004 were approximately $51,000 compared to approximately $6,000 for the same period last year. No major capital expenditures are planned for the remainder of 2004. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $794,000 was used in financing activities for the three months ended March 31, 2004, compared to approximately $311,000 provided by financing activities during the same period last year. During the quarter, we paid down our revolving line of credit by approximately $1.3 million. During the same period last year, we borrowed approximately $300,000 from our revolving line of credit. For the three months ended March 31, 2004, we received approximately $478,000 in cash proceeds primarily from the exercise of stock purchase warrants.

In August, 2003, we established a revolving line of credit with a new lender. The credit agreement provides for a revolving line of credit of up to $2.5 million for one year. The line is secured by substantially all of our assets, consisting principally of our trade receivables and inventory. Concurrent with the refinancing transaction, three funds affiliated with our directors purchased an aggregate of 500,000 shares of our common stock at $0.60 per share. The proceeds of the transaction were used to pay off our previous revolving credit facility and to provide working capital for use in executing our business plans, including the expansion of our digital product line. The credit agreement contains certain covenants with which we must comply. As of March 31, 2004, we were in compliance with all such covenants. In February 2004, our lender increased the credit facility by $1 million and the maturity date was extended to January 1, 2005. We have approximately $2.7 million in available unused credit on the facility as of March 31, 2004.

As of April 12, 2004, 467,448 shares of common stock had been issued during 2004 due to the exercise of common stock purchase warrants, generating approximately $466,000 in net proceeds. There were 2,982,859 stock purchase warrants outstanding as of April 12, 2004. The exercise of all these warrants would generate approximately $2.9 million in net proceeds. The exercise price of the common stock purchase warrants was reduced to a share price of $1.05 from $1.08 as a result of the issuance in 2003 of common stock related to our new credit facility and anti-dilution provisions contained in the warrants. Additionally, we may redeem the common stock purchase warrants at $0.10 each when the market price of our common stock exceeds 150% of the exercise price ($1.575) for 20 consecutive trading days. The price of our common stock currently meets this criterion and we can redeem the warrants, if we elect to do so.

During the three months ended March 31, 2004, certain of our subordinated convertible notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by approximately $0.2 million. The remaining outstanding notes total approximately $2.9 million and are convertible into approximately 1.6 million shares of common stock. The notes mature on December 31, 2004. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the note holder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days, at which time we could convert the notes into shares of common stock or repay them. Although we cannot be certain if the notes will be converted or repaid, we believe that there is a reasonable prospect that the notes may be converted. If the notes must be repaid, we believe that we will be able to do so by using cash generated from operations, the exercise of warrants, and our credit facility, as well as existing cash funds.

Our cash balance at March 31, 2004 was approximately $1.9 million. We believe these funds combined with cash generated from operations and amounts available from our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volume increase substantially, additional sources of working capital may be required to fulfill the demand.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's future contractual obligations for the next five years and in the aggregate as of March 31, 2004:

(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                      PAYMENTS DUE BY PERIOD ENDING MARCH 31:
-------------------------------------------------------------------------------------------------------------------
                                         TOTAL          2004        2005          2006         2007        2008
-------------------------------------------------------------------------------------------------------------------
Future minimum lease commitments         $     435    $  326     $   213      $    --       $    --      $    --
-------------------------------------------------------------------------------------------------------------------
Convertible subordinate notes            $   2,950    $2,950     $    --      $    --       $    --      $    --
-------------------------------------------------------------------------------------------------------------------
Revolving credit facility                $      --    $    -     $    --      $    --       $    --      $    --
-------------------------------------------------------------------------------------------------------------------
Standby letters of credit                $      48    $   48     $    --      $    --       $    --      $    --
-------------------------------------------------------------------------------------------------------------------
Purchase orders                          $   2,543    $2,543     $    --      $    --       $    --      $    --
-------------------------------------------------------------------------------------------------------------------

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

Allowance For Collection Losses
-------------------------------

The allowance for collection losses was approximately $95,000 on gross trade receivables of approximately $2.8 million as of March 31, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of March 31, 2004. Because the amount that we will actually collect on the receivables outstanding as of March 31, 2004 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is 3.4% of gross receivables. We may also maintain a specific allowance for customer accounts that we anticipate may not be collectible for various reasons such as bankruptcy and other liquidity issues. We analyze the trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. Based on this analysis, we may reserve a portion or all of a particular customer's balance. As of March 31, 2004, there was a specific allowance of approximately $36,000. We believe that revenues and total receivables will increase during 2004, and accordingly, we may experience an increase in this allowance balance.

Inventory Reserve
-----------------

The reserve for slow-moving, excess, or obsolete inventory was $2.8 million at March 31, 2004 and December 31, 2003. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of March 31, 2004 cannot be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year we reserve 80% of its costs. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next five years. As of March 31, 2004, a portion of our inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility. The lender presently charges interest at 2.00% over the prime rate.

Our primary exposure to market risk is to changes in interest rates. We have both fixed and variable rate debt. We have approximately $3.0 million of debt outstanding as of March 31, 2004. All of this amount has been borrowed at a fixed rate of 8.0% with a maturity of December 2004. We have no variable rate debt under our revolving line of credit as of March 31, 2004. As debt instruments mature, we refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt, but has no impact on interest incurred or cash flows on our fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based on this evaluation, they have concluded that, as of March 31, 2004, our disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act.

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

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Note 11 to the Company's condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2004, we issued 106,384 shares of our common stock as a result of the cashless conversion of approximately $0.2 million aggregate principal amount of our outstanding subordinated convertible notes. We issued these shares in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

         (b) Reports on Form 8-K during the fiscal quarter ended March 31, 2004.

              The registrant filed a report dated February 24, 2004 on Form 8-K on February 27, 2004, reporting an Item 5 Event and an Item 12 Event (which Item 12 was furnished).

              The registrant filed a report dated March 10, 2004 on Form 8-K on March 12, 2004, reporting an Item 5 Event.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RELM WIRELESS CORPORATION
                                    (The "Registrant")

Date:  April 27, 2004

                                     By:  /s/William P. Kelly
                                          -------------------------------------
                                          William P. Kelly
                                          Executive Vice President and
                                            Chief Financial Officer
                                          (Principal financial and accounting
                                          officer and duly authorized officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                            DESCRIPTION
NUMBER                             -----------
------

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