Form 10-Q
period 2004-06-30
RELM WIRELESS CORP
filed 2004-07-29
CIK 2186

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 Yes [ ] No [X]

         There were 12,861,008 shares of common stock, $0.60 par value, of the registrant outstanding at July 15, 2004.

================================================================================

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                           JUNE 30,     December 31,
                                                                             2004          2003
                                                                           --------     ------------
ASSETS
Current assets:
           Cash and cash equivalents                                       $  5,005      $  1,293
           Trade accounts receivable (net of allowance for doubtful
           accounts of $92 in 2004 and $61 in 2003)                           3,049         2,880
           Inventories, net                                                   5,272         5,698
           Prepaid expenses and other current assets                            235           374
                                                                           --------      --------
Total current assets                                                         13,561        10,245

Property, plant and equipment, net                                            1,359         1,468
Debt issuance costs, net                                                         85           171
Other assets                                                                    301           345
                                                                           --------      --------
Total assets                                                               $ 15,306      $ 12,229
                                                                           ========      ========

           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                           JUNE 30,     December 31,
                                                                             2004          2003
                                                                           --------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current maturities of long-term debt                              $  2,950      $  3,150
         Accounts payable                                                     1,142           891
         Accrued compensation and related taxes                                 491           547
         Accrued warranty expense                                               104            82
         Accrued other expenses and other current liabilities                   304           302
                                                                           --------      --------
Total current liabilities                                                     4,991         4,972

Long-term debt                                                                   --         1,272


Commitments and Contingencies
Stockholders' equity:
         Preferred stock; $1.00 par value; 1,000,000 authorized shares
         none issued or outstanding                                              --            --
         Common stock; $.60 par value; 20,000,000 authorized shares:
         12,861,008 and 9,073,085 issued and outstanding shares at
         June 30, 2004 and December 31, 2003, respectively                    7,716         5,443
         Additional paid-in capital                                          22,798        21,482
         Accumulated deficit                                                (20,199)      (20,940)
                                                                           --------      --------
Total stockholders' equity                                                   10,315         5,985
                                                                           --------      --------
Total liabilities and stockholders' equity                                 $ 15,306      $ 12,229
                                                                           ========      ========

           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data) (Unaudited)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ---------------------------   ---------------------------
                                              JUNE 30,       June 30,       JUNE 30,       June 30,
                                                2004           2003           2004           2003
                                            ------------   ------------   ------------   ------------
                                            (SEE NOTE 1)   (see note 1)   (SEE NOTE 1)   (see note 1)
Sales                                         $ 4,947        $ 5,231        $ 9,918        $ 8,827
Expenses
      Cost of products                          2,612          3,466          5,484          5,985
      Selling, general & administrative         1,875          1,546          3,565          2,912
                                              -------        -------        -------        -------
                                                4,487          5,012          9,049          8,897
                                              -------        -------        -------        -------
Operating income (loss)                           460            219            869            (70)
Other income (expense):
      Interest expense                            (67)          (119)          (145)          (222)
      Other income                                  8             22             17             38
                                              -------        -------        -------        -------
Net income  (loss)                            $   401        $   122        $   741        $  (254)
                                              =======        =======        =======        =======


Earnings (loss) per share-basic               $  0.04        $  0.01        $  0.07        $ (0.03)
                                              =======        =======        =======        =======

Earnings (loss) per share-diluted             $  0.03        $  0.01        $  0.07        $ (0.03)
                                              =======        =======        =======        =======

           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                      ----------------------------
                                                                        JUNE 30,       JUNE 30,
                                                                          2004           2003
                                                                      ------------    ------------
                                                                      (SEE NOTE 1)    (see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $   741        $  (254)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in ) operating activities:
   Allowance for doubtful accounts                                            32             (1)
    Depreciation and amortization                                            326            332
    Change in current assets and liabilities:
      Accounts receivable                                                   (201)        (2,161)
      Inventories                                                            426          1,257
      Accounts payable                                                       251           (662)
      Prepaid expenses and other current assets                              139            211
      Other assets                                                            44           (361)
      Accrued compensation and related taxes                                 (56)           (44)
      Accrued warranty expense                                                22             (3)
      Accrued other expenses and other liabilities                            (2)            26
                                                                         -------        -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            1,722         (1,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         (127)           (60)
                                                                         -------        -------
CASH USED IN INVESTING ACTIVITIES                                           (127)           (60)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) in revolving credit lines                       (1,272)           932
Proceeds from issuance of common stock                                     3,389             11
                                                                         -------        -------
CASH PROVIDED BY FINANCING ACTIVITIES                                      2,117            943

Increase (decrease) in cash and cash equivalents                           3,712           (777)
Cash and cash equivalents, beginning of period                             1,293          1,631
                                                                         -------        -------
Cash and cash equivalents, end of period                                 $ 5,005        $   854
                                                                         =======        =======

SUPPLEMENTAL DISCLOSURE
    Interest paid                                                        $   145        $   222
                                                                         =======        =======

NON-CASH FINANCING ACTIVITY
    Conversion of notes to stockholders' equity                          $   200        $    --
                                                                         =======        =======

           See notes to condensed consolidated financial statements.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for a full year.

2.  SIGNIFICANT EVENTS AND TRANSACTIONS

In June 2004, the Company redeemed all of its outstanding public warrants to purchase common stock. Prior to completion of the redemption, approximately 99.4 percent of the public warrants were exercised, generating net proceeds to the Company of approximately $3.4 million and resulting in the issuance of 3,669,039 shares of the Company's common stock. Any public warrant or certificate representing a public warrant is no longer in force or effect. The redemption concluded the Company's 2002 public rights offering.

From March 2002 through June 2004 the offering generated approximately $5.5 million in total net proceeds, and resulted in the issuance of 6,860,289 shares of RELM common stock. The offering originated in March 2002, and the securities offered were "units." A unit was comprised of one share of RELM common stock and one public warrant to purchase one share of RELM common stock. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10 percent discount to the market price of a share of common stock. The public warrant component gave investors the opportunity to buy the Company's shares at a later date at a fixed price, and provided the opportunity for the Company to realize additional capital upon their exercise. On April 30, 2004, the Company announced the redemption of the public warrants. The public warrants, with an exercise price of $1.05, were exercisable for one share of common stock until 5:00 p.m. (New York time) on May 30, 2004. After that date, the warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.10 per warrant.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

3.  ALLOWANCE ON TRADE RECEIVABLES

The allowance for collection losses on trade receivables was approximately $92 on gross trade receivables of $3,141 at June 30, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of June 30, 2004. Because the amount that the Company will actually collect on the receivables outstanding as of June 30, 2004 cannot be known with certainty, the Company relies on prior experience. The Company's historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, the Company's allowance on trade receivables is approximately 3% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of the customer's balance. As of June 30, 2004, there was a specific allowance of approximately $36.

4.  INVENTORIES

The components of inventory, net of reserves totaling $2,802 at June 30, 2004 and December 31, 2003, respectively, consist of the following:


                               JUNE 30,   December 31,
                                2004         2003
                               -------    ------------
         Finished goods        $2,662       $3,052
         Work in process          523          743
         Raw materials          2,087        1,903
                               ------       ------
                               $5,272       $5,698
                               ======       ======

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

The reserve for slow-moving, excess, or obsolete inventory is used to state the Company's inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales of its inventory as of June 30, 2004 cannot be known with certainty, the Company relies on past sales experience, future sales forecasts, and its strategic business plans to determine the amount of the reserve. Generally, in analyzing inventory, the Company classifies it as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For inventory with usage in the past year, the Company reviews the average annual usage over the past three years, projects that amount over the next five years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. As of June 30, 2004, a portion of the Company's inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.

5.  CONVERTIBLE SUBORDINATED NOTES

The Company privately placed convertible subordinated notes on March 16, 2000. During the six months ended June 30, 2004, certain of the notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $200. The remaining outstanding notes total $2,950 and are convertible into approximately 1.6 million shares of common stock. The notes mature on December 31, 2004. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the note holder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days, at which time the Company could convert the notes into common stock or repay them. The notes require interest only payments at 8% per annum through December 31, 2004, at which time the principal amount becomes due. At the time of issuance, the notes were convertible into shares of common stock at $3.25 per share. The notes contain provisions that protect the purchasers of the notes against dilution should the Company issue shares of common stock at a price less than the notes' conversion price then in effect. These provisions provide for an adjustment in the notes' conversion price and the number of shares into which the notes may be converted. On two occasions, March 22, 2002 and August 29, 2003, the Company issued shares of stock at a price below the notes' conversion price then in effect. Accordingly, the conversion price of the notes has been adjusted to $1.88, which was the effective conversion price as of June 30, 2004.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

6.  INCOME TAXES

No tax provision has been recorded during the three and six months ended June 30, 2004 because the Company anticipates applying federal and state net operating loss carryforwards against year-to-date taxable income.

The Company has federal and state net operating loss carryforward benefits of approximately $32,765 and $16,783, respectively, at June 30, 2004. These net operating loss carryforwards begin to expire in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its deferred tax assets and does not believe that it has met the criteria for realizing their value; therefore, it has established a valuation allowance for the entire amount of its deferred tax assets, approximately $13,000, at June 30, 2004. The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

7.  STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the six months ended June 30, 2004 are as follows:

                                                                     ADDITIONAL
                                               COMMON STOCK            PAID-IN    ACCUMULATED
                                           SHARES         AMOUNT       CAPITAL       DEFICIT          TOTAL
                                         ----------       ------     ----------   -----------        -------
Balance at December 31, 2003              9,073,085       $5,443       $21,482       $(20,940)       $ 5,985

     Common stock option exercise            12,500            8             4             --             12
     Common stock warrant exercise        3,669,039        2,201         1,176             --          3,377
     Note conversion                        106,384           64           136             --            200
     Net income                                  --           --            --            741            741
                                         ----------       ------       -------       --------        -------
Balance at June 30, 2004                 12,861,008       $7,716       $22,798       $(20,199)       $10,315
                                         ==========       ======       =======       ========        =======

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

8.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     ----------------------------       -----------------------------
                                                       JUNE 30          June 30          JUNE 30            June 30
                                                        2004              2003             2004               2003
                                                     -----------       ----------       -----------       -----------
Numerator:
   Net income (loss)  (numerator for basic and
   diluted earnings (loss) per share)                $       401       $      122       $       741       $      (254)
                                                     -----------       ----------       -----------       -----------
Denominator:
   Denominator for basic earnings per share
   weighted average shares                            11,050,481        8,565,088        10,149,603         8,558,560

Effect of dilutive securities:
  Options                                                547,663               --           543,139                --
Underwriter's Warrants                                   187,667               --           182,524                --
Denominator:
   Denominator for diluted earnings per share
   weighted average shares                            11,785,811        8,565,088        10,875,316         8,558,560
Basic earnings (loss) per share                      $      0.04       $     0.01       $      0.07       $     (0.03)
                                                     ===========       ==========       ===========       ===========
Diluted earnings (loss) per share                    $      0.03       $     0.01       $      0.07       $     (0.03)
                                                     ===========       ==========       ===========       ===========

A total of 1,569,148 shares related to convertible debt are not included in the computation of earnings per share for the three and six months ended June 30, 2004, respectively; and a total of 3,809,503 shares related to options, warrants and convertible debt are not included in the computation of earnings
(loss) per share for the three and six months ended June 30, 2003, respectively, because to do so would have been antidilutive for these periods.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

9.  STOCK BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation cost is reflected in the Company's net income (loss) related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation & Financial Accounting Standard (FAS) 148 "Accounting for Stock Based Corporation, Transition and Disclosure, an amendment of FASB Statement No. 123," the Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                           Three months ended                 Six months ended
                                                                June 30,                           June 30,
                                                       --------------------------       --------------------------
                                                          2004             2003             2004             2003
                                                       -----------       --------       ------------       -------
Net income (loss) as reported                          $       401       $    122       $        741       $  (254)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                     (33)           (26)               (54)          (53)

Pro forma net income (loss)                            $       368       $     96       $        687       $  (307)
                                                       ===========       ========       ============       =======

Basic earnings (loss) per share:
        As reported                                    $      0.04       $   0.01       $       0.07       $ (0.03)
                                                       ===========       ========       ============       =======
        Pro forma                                      $      0.03       $   0.01       $       0.07       $ (0.04)
                                                       ===========       ========       ============       =======

Diluted earnings (loss) per share:
        As reported                                    $      0.03       $   0.01       $       0.07       $ (0.03)
                                                       ===========       ========       ============       =======
        Pro forma                                      $      0.03       $   0.01       $       0.06       $ (0.04)
                                                       ===========       ========       ============       =======

These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2004, respectively: risk-free interest rates of 4.625% and 2.75%; dividend yields of 0%; volatility factors of the expected market price of the common stock of 99.347% and 108.8%; and a weighted-average expected life of the option of four years.

10.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

LEGAL PROCEEDINGS

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1,700 plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of the Company's directors. The lone remaining claim sought damages against the Company for non-payment of the note. The Company contended that this note was canceled and released for fair consideration in 1993 and that there was no basis in law or fact for the liquidator's claim. On March 1, 2004, the Company reached a settlement agreement. Under the terms of the settlement, the Company will pay to the plaintiff cash totaling $120,000 and issue 6,452 shares of restricted common stock valued at the closing price on March 1, 2004. Consequently, the Company recognized a one-time charge of $140,000 in the fourth quarter 2003. The settlement is subject to the execution by both parties of a written agreement and release.

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, one indemnification claim is pending against the Company. On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in these lawsuits. The

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

Company has insurance coverage for these matters. The initial case was settled in February 2004 by the insurance companies involved, including ours. The Company did not incur any costs or liabilities related to the settlement. Counsel for the Company's insurer is continuing to vigorously defend the remaining claim. Counsel believes we have meritorious defenses and the likelihood of an unfavorable outcome is remote.

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

OTHER

As of June 30, 2004, the Company has commitments for purchase orders of approximately $2,634.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our future filings with the Securities and Exchange Commission, and include, among others, the following:

         o substantial losses incurred by us prior to 2003;
         o changes in customer preferences;
         o our inventory and debt levels;
         o heavy reliance on sales to the U.S. Government;
         o federal, state and local government budget deficits and spending limitations;
         o quality of management, business abilities and judgment of our personnel;
         o the availability, terms and deployment of capital;
         o competition in the land mobile radio industry;
         o reliance on overseas manufacturers;
         o limitations in available radio spectrum for use of land mobile radios;
         o changes or advances in technology; and
         o general economic and business conditions.

We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.

EXECUTIVE SUMMARY

Our operating results for the three and six months ended June 30, 2004 improved significantly compared to the same period last year. Although sales for the three months ended June 30, 2004 decreased approximately 5.4% compared to the same period last year, year-to-date sales for the six months ended June 30, 2004 increased approximately 12.4%. Our gross margin percentage for the three and six months ended June 30, 2004 was 47.2% and 44.7%, respectively. Compared to the same periods for the prior year, this margin performance represents a 32% improvement for the three months ended June 30, 2004 and a 56% improvement for the six months ended June 30, 2004. Net income for the three months ended June 30, 2004 was $401,000, or $0.03 per diluted share compared to net income of $122,000, or $0.01 per diluted share for the same period last year. For the six months ended June 30, 2004, net income totaled $741,000, or $0.07 per diluted share compared to a net loss of ($254,000), or ($0.03) per diluted share for the same period last year.

Sales of new products, such as our digital Project 25-compliant portable radio used by government and public-safety agencies and our RP-Series analog radios targeted for commercial and industrial applications, increased during the second quarter and for the year-to-date compared to the same period last year and compared to the first quarter this year. The growth continues to be realized from a steady increase in customer orders, rather than from a few large orders. The improved volume of customer orders has been broad-based, with much of it coming from new customers and customers that are returning after several years. More new product additions are planned for later this year and next year. Sales of conventional analog products declined for the second quarter and year-to-date as some government and public safety users migrated to newer products, particularly those featuring digital technology.

Gross margins improved as we continued to expand our use of contract manufacturers, successfully reducing manufacturing support costs while improving manufacturing efficiencies and inventory management. Also, our new products incorporate recent, more cost-effective product designs.

Selling, general and administrative ("SG&A") expenses increased as we expanded our new product development and sales and marketing initiatives. With the additional investment in these areas, we expect to speed the completion and introduction of new products, including additional Project-25 digital products, and drive sales growth.

For the year-to-date, additional cash totaling approximately $3.4 million was generated from the exercise of our public stock purchase warrants. We issued 3,669,039 shares of common stock associated with the warrant exercises. Among other things, the additional cash resources will be used to fund new product development and sales and marketing initiatives. Also, certain of our subordinated convertible notes were converted into common stock during the first quarter of 2004, reducing the amount due on the notes by $200,000 to $2.95 million. Our cash balances as of June 30, 2004 totaled approximately $5.0 million.

In February 2004, our primary lender increased our revolving line of credit by $1 million and extended the maturity date to January 1, 2005.

RESULTS OF OPERATIONS

The following table shows each item from the condensed consolidated statements of operations expressed as a percentage of sales:

                                  PERCENTAGE OF SALES        PERCENTAGE OF SALES
                                  -------------------        -------------------
                                   THREE MONTHS ENDED         SIX MONTHS ENDED

                                 JUNE 30      June 30       JUNE 30        June 30
                                  2004          2003          2004          2003
                                  -----         -----         -----         -----
Sales                             100.0%        100.0%        100.0%        100.0%
Cost of sales                      52.8          66.3          55.3          67.8
                                  -----         -----         -----         -----
Gross margin                       47.2%         33.7%         44.7          32.2
Selling, general and
  administrative expenses         (37.9)        (29.5)        (35.9)        (33.0)
Interest expense                   (1.3)         (2.3)         (1.5)         (2.5)
Other income                        0.0           0.4           0.2           0.4
                                  -----         -----         -----         -----
Net income (loss)                   8.0%          2.3%          7.5%         (2.9)%
                                  =====         =====         =====         =====

NET SALES

Net sales for the three months ended June 30, 2004 decreased approximately $0.3 million (5.8%) to approximately $4.9 million from approximately $5.2 million for the same period last year.

Net sales for the six months ended June 30, 2004 increased approximately $1.1 million (12.5%) to approximately $9.9 million from approximately $8.8 million for the same period last year.

Sales from new product introductions for both of our market segments (government and public safety, and business and industrial) increased approximately $1.8 million and $3.5 million for the three and six months ended June 30, 2004, respectively, compared to the prior periods last year. This includes sales of our BK Radio-brand digital products that are compliant with the APCO Project 25 standard and sold principally to agencies of federal, state and local governments, as well as sales of RELM-brand products sold to business and commercial concerns. These products were introduced at various times during 2003. Sales of conventional analog products decreased approximately $2.1 million (45.2%) and $2.4 million (31.1%) for the three and six months ended June 30, 2004, respectively, compared to the prior periods last year, as users migrated to newer, more feature-rich products, in some cases with Project 25-compliant digital technology. Additional new products are planned for introduction this year and in 2005. We believe these planned new products combined with the new products that have already been introduced will result in the growth of total sales.

COST OF SALES AND GROSS MARGIN

Cost of sales as a percentage of sales for the three months ended June 30, 2004 decreased to 52.8% from 66.3% for the same period last year. Cost of sales as a percentage of sales for the six months ended June 30, 2004 decreased to 55.3% from 67.8% for the same period last year.

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

The mix of products in our total sales has also contributed to improved margins. Sales of higher-specification products to government and public-safety customers have comprised a greater portion of our total sales for the six months ended June 30, 2004 compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses. For the three months ended June 30, 2004, SG&A expenses totaled approximately $1.9 million (37.9% of sales) compared to approximately $1.5 million (29.5% of sales) for the same period last year. For the six months ended June 30, 2004, SG&A expenses totaled approximately $3.6 million (35.9% of sales) compared to approximately $2.9 million (33.0% of sales) for the same period last year.

The overall increase in SG&A expenses is attributed primarily to increases in product development and engineering, selling and marketing initiatives and certain headquarters expenses.

Product development staff and expenses increased by approximately $111,000 (31.6%) and $141,000 (20.3%), respectively, for the three and six months ended June 30, 2004 compared to the same period last year. This expansion is intended to speed the completion and introduction of new products, including additional APCO Project-25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment to complete development and to achieve market penetration. Our internal development efforts are focused entirely on our digital product program. This program is planned to yield approximately 17 products through 2005. We anticipate that these products will be the main source of sales growth in the future.

Marketing and sales expenses increased by approximately $136,000 (21.3%) and $325,000 (27.8%), respectively, for the three and six months ended June 30, 2004 compared to the same period last year. We expanded our sales staff and incurred additional marketing and promotion expenses for initiatives designed to drive revenue growth, particularly from government and public safety opportunities for digital Project 25-compliant products. Sales commissions as a percent of sales decreased in both the first and second quarter as a greater portion of our sales were made through direct channels, partially offsetting the additional staff and expenses.

General and administrative expenses increased by approximately $82,000 (14.8%) and $187,000 (17.9%), respectively, for the three and six months ended June 30, 2004 compared to the same period last year. The increase was largely the result of certain professional fees, including legal fees related to the settlement of a civil action that was originated in 1993 (see footnote 11 to our condensed consolidated financial statements included elsewhere in this report). Also, during the first quarter of 2004 a collection allowance of approximately $36,000 related to a specific customer receivable was established.

OPERATING INCOME (LOSS)

Operating income for the three months ended June 30, 2004 was approximately $460,000 compared to $219,000 for the same period last year. Operating income for the six months ended June 30, 2004 was approximately $869,000 compared to an operating loss of approximately ($70,000) for the same period last year.

INTEREST EXPENSE

For the three months ended June 30, 2004, interest expense decreased by approximately $52,000 (43.7%) to $67,000 from $119,000 for the same period last year. For the six months ended June 30, 2004, interest expense decreased by approximately $77,000 (34.7%) to $145,000 from $222,000 for the same period last year. We incur interest expense on our revolving line of credit and our subordinated convertible notes. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate. The interest rate on the convertible notes is 8% per annum. The effective interest rate on our current revolving line of credit for the six months ended June 30, 2004, which was established in August 2003, was lower compared to the effective interest rate on the previous credit facility that was in place during the same period last year. Also, primarily as a result of cash generated from improved operations and warrant exercises, the outstanding principal balance on the revolving line of credit was lower during the three and six months ended June 30, 2004 compared to the balance on the previous credit facility that was in place during the same period last year.

INCOME TAXES

No income tax provision was provided for the three or six months ended June 30, 2004. We have federal and state net operating loss carryforward benefits of approximately $32,765,000 and $16,783,000, respectively, at June 30, 2004. These net operating loss carryforwards begin to expire in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated our deferred tax assets and do not believe that we have met the criteria for realizing their value; therefore we have established a valuation allowance for the entire amount of our deferred tax assets, approximately $13 million, at June 30, 2004. The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

SIGNIFICANT CUSTOMERS

Sales to the United States government represented approximately $1.82 million (36.8%) of our total sales for the three months ended June 30, 2004, compared to approximately $2.24 million (42.8%) for the same period last year. For the six months ended June 30, 2004, sales to the United States government represented approximately $4.1 million (41.4%) of our total sales, compared to approximately $3.70 million (41.9%) for the same period last year.

These sales were primarily to the United States Forest Service and the Unites States Department of the Interior.

INFLATION AND CHANGING PRICES

Inflation and changing prices for the three and six months ended June 30, 2004 have contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize low-cost contract manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, net cash provided by operating activities totaled approximately $1.7 million compared to net cash used in operating activities of approximately $1.7 million for the same period last year. The increase in cash provided by operations is primarily attributable to net income for the period of approximately $741,000 compared to a net loss of approximately ($254,000) for the same period last year. Changes in components of working capital, particularly inventory, accounts payable and accounts receivable, also contributed to cash provided by operations.

Inventory decreased by approximately $426,000 as a result of improved sales from items in existing inventory compared to an inventory reduction of approximately $1.3 million during the same period last year. Accounts payable increased approximately $251,000, compared to a reduction of approximately $662,000 for the same period last year, as we continue to be successful in obtaining increasingly favorable payment terms from suppliers. Sales growth during the first six months of this year compared to the same period last year and extended terms offered to certain customers increased accounts receivable by approximately $201,000, compared to an increase of approximately $2.2 million for the same period last year. Depreciation and amortization totaled approximately $326,000 for the six months ended June 30, 2004, compared to approximately $332,000 for the same period last year.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products and computer equipment for additional staff. Capital expenditures for the six months ended

June 30, 2004 were approximately $127,000 compared to approximately $60,000 for the same period last year. No major capital expenditures are planned for the remainder of 2004. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $2.1 million was provided by financing activities for the six months ended June 30, 2004, compared to approximately $943,000 provided by those activities during the same period last year. During the period, we repaid the entire balance, approximately $1.3 million, on our revolving line of credit. During the same period last year, we borrowed approximately $932,000 from our revolving line of credit. During the six months ended June 30, 2004, we received approximately $3.4 million in net proceeds from the exercise of our outstanding public warrants.

The credit agreement with our primary lender provides for a revolving line of credit of up to $3.5 million with an expiration date of January 1, 2005. The line is secured by substantially all of our assets, consisting principally of our trade receivables and inventory. The credit agreement contains certain covenants with which we must comply. As of June 30, 2004, we were in compliance with all such covenants. We have approximately $2.9 million in available unused credit on the facility as of June 30, 2004.

In June 2004, we redeemed all of our outstanding public warrants to purchase common stock. Prior to completion of the redemption, approximately 99.4 percent of the public warrants were exercised, generating net proceeds to us of approximately $3.4 million and resulting in the issuance of 3,669,039 shares of our common stock. The public warrants are no longer in force or effect. The redemption concluded our 2002 public rights offering.

From March 2002 through June 2004 the offering generated approximately $5.5 million in total net proceeds, and resulted in the issuance of 6,860,289 shares of our common stock. The offering originated in March 2002, and the securities offered were "units." A unit was comprised of one share of our common stock and one warrant to purchase one share of our common stock. Units were offered initially to our equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10 percent discount to the market price of a share of common stock. The warrant component gave investors the opportunity to buy our shares at a later date at a fixed price, and provided the opportunity for us to realize additional capital upon their exercise. On April 30, 2004, we announced the redemption of the public warrants. The public warrants, with an exercise price of $1.05, were exercisable for one share of common stock until 5:00 p.m. (New York time) on May 30, 2004. After that date, the warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.10 per warrant.

During the six months ended June 30, 2004, certain of our convertible subordinated notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $0.2 million. The remaining outstanding notes total $2.95 million and are convertible into approximately 1.6 million shares of common stock. The notes mature on December 31, 2004. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the note holder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days, at which time we could convert the notes into shares of common stock or repay them. Although we cannot be certain if the notes will be converted or repaid, we believe that there is a reasonable prospect that the notes may be converted. If the notes must be repaid, we believe that we will be able to do so by using existing cash funds, cash generated from operations and borrowings under our credit facility.

Our cash balance at June 30, 2004 was approximately $5.0 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's future contractual obligations for the next five years and in the aggregate as of June 30, 2004:

(IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                                      PAYMENTS DUE BY PERIOD AS OF JUNE 30:
--------------------------------------------------------------------------------------------------------------------
                                        TOTAL        2004        2005         2006          2007          2008
--------------------------------------------------------------------------------------------------------------------
Future minimum lease commitments       $  379       $  208       $171       $    --       $    --       $    --
--------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes         $2,950       $2,950       $ --       $    --       $    --       $    --
--------------------------------------------------------------------------------------------------------------------
Revolving credit facility              $   --       $   --       $ --       $    --       $    --       $    --
--------------------------------------------------------------------------------------------------------------------
Standby letters of credit              $   48       $   48       $ --       $    --       $    --       $    --
--------------------------------------------------------------------------------------------------------------------
Purchase orders                        $2,634       $2,634       $ --       $    --       $    --       $    --
--------------------------------------------------------------------------------------------------------------------

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

Allowance For Collection Losses

The allowance for collection losses was approximately $92,000 on gross trade receivables of approximately $3.1 million as of June 30, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of June 30, 2004. Because the amount that we will actually collect on the receivables outstanding as of June 30, 2004 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 3% of gross receivables. We may also maintain a specific allowance for customer accounts that we anticipate may not be collectible for various reasons such as bankruptcy and other liquidity issues. We analyze the trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. Based on this analysis, we may reserve a portion or all of a particular customer's balance. As of June 30, 2004, there was a specific allowance of approximately $36,000. We believe that revenues and total receivables will increase during 2004, and accordingly, we may experience an increase in this allowance balance.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was $2.8 million at June 30, 2004 and December 31, 2003. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of June 30, 2004 cannot be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year we reserve 80% of its costs. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next five years. As of June 30, 2004, a portion of our inventory is in excess of optimal levels based upon historical sales volumes. Certain new product development has been completed and marketing programs implemented that have reduced this inventory, and will continue to reduce it over the near term. No estimate can be made of a loss that is reasonably possible should the programs not be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility. The lender presently charges interest at 2.00% over the prime rate.

Our primary exposure to market risk is to changes in interest rates. We have both fixed and variable rate debt. We have $2.95 million of debt outstanding as of June 30, 2004. This entire amount has been borrowed at a fixed rate of 8.0% with a maturity of December 2004. We have no variable rate debt under our revolving line of credit as of June 30, 2004. As debt instruments mature, we refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.

A change in interest rates impacts the net market value of our fixed rate debt, but has no impact on interest incurred or cash flows on our fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. Based on this evaluation, they have concluded that, as of June 30, 2004, our disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, at the date of our Chief Executive Officer's and Chief Financial Officer's last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Note 10 to the Company's condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 1, 2004, the Company redeemed all of its outstanding public warrants that had not been exercised prior to May 30, 2004 for $0.10 per warrant. For further information regarding the redemption of these warrants, reference is made to Note 2 to the Company's condensed consolidated financial statements included elsewhere in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2004 annual meeting of stockholders was held on May 5, 2004 at its corporate offices at 7100 Technology Drive, West Melbourne, Florida to vote on the election of six (6) directors to hold office until the annual meeting of stockholders in 2005 and until their respective successors are duly elected and qualified.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation.

The holders of record of an aggregate of 8,049,064 shares of the Company's common stock, out of 9,840,639 shares outstanding on the record date for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected with voting as detailed below:


                                         FOR         WITHHELD
                                         ---         --------
         Donald F. U. Goebert         8,035,186       13,878
         David P. Storey              8,034,040       15,024
         Ralph R. Whitney             8,014,024       35,040
         James C. Gale                8,008,576       40,488
         George N. Benjamin III       7,983,430       65,634
         Randolph K. Piechocki        8,035,138       13,926

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

        (b)   Reports on Form 8-K during the fiscal quarter ended June 30, 2004.

              The registrant filed a report dated April 27, 2004 on Form 8-K on April 28, 2004, reporting an Item 5 Event.

              The registrant filed a report dated April 30, 2004 on Form 8-K on May 3, 2004, reporting an Item 5 Event.

              The registrant filed a report dated May 27, 2004 on Form 8-K on June 1, 2004, reporting an Item 5 Event.

              The registrant filed a report dated June 8, 2004 on Form 8-K on June 10, 2004, reporting an Item 5 Event.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RELM WIRELESS CORPORATION
                                      (The "Registrant")


Date:  July 29, 2004              By:      /s/William P. Kelly
                                      ------------------------
                                           William P. Kelly
                                           Executive Vice President and
                                             Chief Financial Officer
                                           (Principal financial and accounting
                                           officer and duly authorized officer)

                                  EXHIBIT INDEX


EXHIBIT                                  DESCRIPTION
NUMBER                                   -----------
-------

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