Form 10-Q
period 2004-09-30
RELM WIRELESS CORP
filed 2004-10-28
CIK 2186

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

                For the quarterly period ended September 30, 2004

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

                                 Yes [ ] No [X]

There were 12,865,671 shares of common stock, $0.60 par value, of the registrant outstanding at October 15, 2004.

================================================================================

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                            SEPTEMBER 30     December 31
                                                                                2004             2003
                                                                            ------------     -----------
ASSETS
Current assets:
             Cash and cash equivalents                                         $ 5,232          $ 1,293
             Trade accounts receivable (net of allowance for doubtful
             accounts of $92 in 2004 and $61 in 2003)                            3,354            2,880
             Inventories, net                                                    4,930            5,698
             Prepaid expenses and other current assets                             250              374
                                                                               -------          -------

Total current assets                                                            13,766           10,245

Property, plant and equipment, net                                               1,324            1,468
Debt issuance costs, net                                                            43              171
Other assets                                                                       294              345
                                                                               -------          -------

Total assets                                                                   $15,427          $12,229
                                                                               =======          =======

            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                              SEPTEMBER 30       December 31
                                                                                  2004               2003
                                                                               -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current maturities of long-term debt                                   $  2,950           $  3,150
         Accounts payable                                                            738                891
         Accrued compensation and related taxes                                      513                547
         Accrued warranty expense                                                    104                 82
         Accrued other expenses and other current liabilities                        323                302
                                                                                --------           --------

Total current liabilities                                                          4,628              4,972

Long-term debt                                                                        --              1,272

Commitments and Contingencies
Stockholders' equity:
         Preferred stock; $1.00 par value; 1,000,000 authorized shares
         none issued or outstanding                                                   --                 --
         Common stock; $.60 par value; 20,000,000 authorized shares:
         12,865,496 and 9,073,085 issued and outstanding shares at
         September 30, 2004 and December 31, 2003, respectively                    7,719              5,443
         Additional paid-in capital                                               22,778             21,482
         Accumulated Deficit                                                     (19,698)           (20,940)
                                                                                --------           --------

Total stockholders' equity                                                        10,799              5,985

                                                                                --------           --------
Total liabilities and stockholders' equity                                      $ 15,427           $ 12,229
                                                                                ========           ========

            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                         ------------------------------       -------------------------------
                                         SEPTEMBER 30      September 30       SEPTEMBER 30       September 30
                                              2004              2003               2004               2003
                                         ------------      ------------       ------------       ------------
                                         (SEE NOTE 1)      (see note 1)       (SEE NOTE 1)       (see note 1)

Sales                                      $ 5,186           $  5,000           $ 15,104           $ 13,827
Expenses
  Cost of products                           2,758              3,009              8,242              8,994
  Selling, general & administrative          1,847              1,593              5,412              4,505
                                           -------           --------           --------           --------
                                             4,605              4,602             13,654             13,499
                                           -------           --------           --------           --------
Operating income                               581                398              1,450                328
Other income (expense):
  Interest expense                             (77)              (115)              (222)              (338)
  Other income                                  (2)                 8                 14                 46
                                           -------           --------           --------           --------
Net income                                 $   502           $    291           $  1,242           $     36
                                           =======           ========           ========           ========
Earnings per share-basic                   $  0.04           $   0.03           $   0.11           $   0.00
                                           =======           ========           ========           ========
Earnings per share-diluted                 $  0.04           $   0.03           $   0.11           $   0.00
                                           =======           ========           ========           ========

            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                 ------------------------------
                                                                 SEPTEMBER 30      September 30
                                                                     2004              2003
                                                                 ------------      ------------
                                                                 (SEE NOTE 1)      (see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $ 1,242           $    36
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Allowance for doubtful accounts                                       32               (12)
   Inventories reserve                                                   64               150
   Depreciation and amortization                                        494               501
   Change in current assets and liabilities:
      Accounts receivable                                              (506)           (1,977)
      Inventories                                                       704             1,315
      Accounts payable                                                 (153)             (650)
      Prepaid expense and other current                                 124               (67)
      Other assets                                                       51              (297)
      Accrued compensation and related taxes                            (34)               28
      Accrued warranty expense                                           22                (2)
      Accrued other expenses and other current liabilities               21               193
                                                                    -------           -------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       2,061              (782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    (222)             (101)
                                                                    -------           -------

CASH USED IN INVESTING ACTIVITIES                                      (222)             (101)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) in revolving credit lines                  (1,272)             (212)
Proceeds from issuance of common stock                                3,372               311
                                                                    -------           -------

CASH PROVIDED BY  FINANCING ACTIVITIES                                2,100                99

Increase (decrease) in cash and cash equivalents                      3,939              (784)
Cash and cash equivalents, beginning of period                        1,293             1,631

                                                                    -------           -------
Cash and cash equivalents, end of period                            $ 5,232           $   847
                                                                    =======           =======

SUPPLEMENTAL DISCLOSURE
    Interest paid                                                   $   222           $   338
                                                                    =======           =======

NON-CASH FINANCING ACTIVITY
    Conversion of notes to stockholders' equity                     $   200           $    --
                                                                    =======           =======

           See notes to condensed consolidated financial statements.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for a full year.

2.  SIGNIFICANT EVENTS AND TRANSACTIONS

During the three months ended September 30, 2004, the Company's operations in Florida were impacted by three hurricanes. There was no significant damage to the Company's Florida facility or its contents. Because of storm-related power outages and staff absences, however, manufacturing operations were impaired for all or part of nine business days, which reduced the amount of product shipments for the period. The amount by which shipments were reduced cannot be quantified with any degree of certainty. It is anticipated that orders not shipped due to disruption from the hurricanes will be shipped during the fourth quarter 2004. Backup means of communication were operational shortly after each hurricane. Accordingly, the Company does not believe there was a significant impact on the receipt of customer orders.

In October 2004, our revolving line of credit was extended until January 2007. Also, certain terms and conditions of the credit agreement were modified, which will reduce related costs and ease reporting requirements. The original agreement of August 2003 provided a $2.5 million revolving line of credit for one year, secured by substantially all of the Company's assets, principally trade receivables and inventory. Earlier in 2004, the facility's term was extended to January 2005 from August 2004 and its credit limit was increased from $2.5 million to $3.5 million.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

3.  ALLOWANCE ON TRADE RECEIVABLES

The allowance for collection losses on trade receivables was approximately $92 on gross trade receivables of $3,446 at September 30, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of September 30, 2004. Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2004 cannot be known with certainty, the Company relies on prior experience. The Company's historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, the Company's allowance on trade receivables is approximately 3% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer's balance.

4.  INVENTORIES

The components of inventory, net of reserves totaling $2,866 at September 30, 2004 and $2,802 at December 31, 2003, respectively, consist of the following:

                      SEPTEMBER 30      December
                          2004            2003
                         ------          ------

Finished goods           $2,241          $3,052
Work in process             549             743
Raw materials             2,140           1,903
                         ------          ------
                         $4,930          $5,698
                         ======          ======

The reserve for slow-moving, excess, or obsolete inventory is used to state the Company's inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales of its inventory as of September 30, 2004 cannot be known with certainty, the Company relies on past sales experience, future sales forecasts, and its strategic business plans to determine the amount of the reserve. Generally, in analyzing inventory, the Company classifies it as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85%

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For inventory with usage in the past year, the Company reviews the average annual usage over the past three years, projects that amount over the next five years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years.

5.  CONVERTIBLE SUBORDINATED NOTES

The Company privately placed convertible subordinated notes on March 16, 2000. During the nine months ended September 30, 2004, certain of the notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $200. The remaining outstanding notes total $2,950 and are convertible into approximately 1.6 million shares of common stock. The notes mature on December 31, 2004. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the noteholder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days, at which time the Company could convert the notes into common stock or repay them. The notes require interest only payments at 8% per annum through December 31, 2004, at which time the principal amount becomes due. At the time of issuance, the notes were convertible into shares of common stock at $3.25 per share. The notes contain provisions that protect the noteholders against dilution should the Company issue shares of common stock at a price less than the notes' conversion price then in effect. These provisions provide for an adjustment in the notes' conversion price and the number of shares into which the notes may be converted. On two occasions, March 22, 2002 and August 29, 2003, the Company issued shares of stock at a price below the notes' conversion price then in effect. Accordingly, the conversion price of the notes has been adjusted to $1.88, which is the effective conversion price as of September 30, 2004.

6.  INCOME TAXES

No tax provision has been recorded during the three and nine months ended September 30, 2004 because the Company anticipates applying federal and state net operating loss carryforwards against year-to-date taxable income.

The Company has federal and state net operating loss carryforward benefits of approximately $32,264 and $16,282, respectively, at September 30, 2004. These net operating loss carryforwards begin to expire in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its deferred tax assets and does not believe that it has met the criteria for realizing their value; therefore, it has established a valuation allowance for the entire amount of its deferred tax assets, approximately $13,000, at September 30, 2004. The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

7.  STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the nine months ended September 30, 2004 are as follows:

                                                                               ADDITIONAL
                                                     COMMON STOCK                PAID-IN         ACCUMULATED
                                               SHARES            AMOUNT          CAPITAL           DEFICIT            TOTAL
                                             ----------          ------          -------          --------           -------
Balance at December 31, 2003                  9,073,085          $5,443          $21,482          $(20,940)          $ 5,985

      Common stock option exercise               12,500               8                4                --                12
      Common stock warrant exercise           3,673,527           2,204            1,156                --             3,360
      Note conversion                           106,384              64              136                --               200
      Net income                                     --              --               --             1,242             1,242

                                             ----------          ------          -------          --------           -------
Balance at September 30, 2004                12,865,496          $7,719          $22,778          $(19,698)          $10,799
                                             ==========          ======          =======          ========           =======

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      ---------------------------------        ---------------------------------
                                                      SEPTEMBER 30         September 30        SEPTEMBER 30         September 30
                                                          2004                 2003                2004                 2003
                                                      ------------         ------------        ------------         ------------
Numerator:
   Net income (numerator for basic and
   diluted earnings per share)                         $       502          $      291          $     1,242          $       36
                                                       -----------          ----------          -----------          ----------
Denominator:
   Denominator for basic earnings per share
   weighted average shares                              12,864,715           8,703,977           11,114,553           8,607,032

Effect of dilutive securities:
  Options                                                  449,150              51,145              510,513              51,145
  Warrants                                                  48,399             136,437              144,421             136,437

Denominator:
   Denominator for diluted earnings per share
   weighted average shares                              13,362,264           8,891,559           11,769,487           8,794,614
Basic earnings per share                               $      0.04          $     0.03          $      0.11          $     0.00
                                                       ===========          ==========          ===========          ==========
Diluted earnings per share                             $      0.04          $     0.03          $      0.11          $     0.00
                                                       ===========          ==========          ===========          ==========

A total of 1,569,148 shares related to convertible debt are not included in the computation of earnings per share for the three and nine months ended September 30, 2004, respectively; and a total of 7,269,424 shares related to options, warrants and convertible debt are not included in the computation of earnings per share for the three and nine months ended September, 2003, respectively, because the exercise prices of these securities exceeded the average market price for the Company's common stock for the periods.

9.  STOCK BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

Issued to Employees" and related interpretations. No compensation cost is reflected in the Company's net income related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation & Financial Accounting Standard (FAS) 148 "Accounting for Stock Based Corporation, Transition and Disclosure, an amendment of FASB Statement No. 123," the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              September 30,                     September 30,
                                                          ---------------------           ------------------------
                                                          2004             2003             2004             2003
                                                          -----           -----           -------           ------
Net income as reported                                    $ 502           $ 291           $ 1,242           $   36

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                  (34)            (20)              (89)             (93)

Pro forma net income (loss)                               $ 468           $ 271           $ 1,153           $  (57)
                                                          =====           =====           =======           ======

Basic and diluted income (loss) per share:
        As reported                                       $0.04           $0.03           $  0.11           $ 0.00
                                                          =====           =====           =======           ======
        Pro forma                                         $0.04           $0.03           $  0.11           $(0.01)
                                                          =====           =====           =======           ======

These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2004, respectively: risk-free interest rates of 4.625% and 2.75%; dividend yields of 0%; volatility factors of the expected market price of the common stock of 99.3% and 108.8%; and a weighted-average expected life of the option of four years.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

10.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

LEGAL PROCEEDINGS

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1,700 plus interest at 12% per annum. The plaintiff alleged violations of federal security and other laws by the Company in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by the Company and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by the Company and one of the Company's directors. The lone remaining claim sought damages against the Company for non-payment of the note. The Company contended that this note was canceled and released for fair consideration in 1993 and that there was no basis in law or fact for the liquidator's claim. On March 1, 2004, the Company and plaintiff reached a settlement agreement. Under the terms of the settlement, the Company will pay to the plaintiff cash totaling $120,000 and issue 6,452 shares of restricted common stock valued at the closing price on March 1, 2004. Consequently, the Company recognized a one-time charge of $140,000 in the fourth quarter 2003. A written settlement agreement and release was executed by both parties on August 24, 2004. In accordance with the agreement, on August 24, 2004 the Company paid $60,000 in cash, and on October 20, 2004 issued the shares. The remaining cash payment will be made in December 2004.

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, one indemnification claim is pending against the Company. On November 19, 2001, a products liability lawsuit was filed in the 353rd Judicial District Court of Travis County, Texas. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in these lawsuits. The Company has insurance coverage for these matters. The initial case was settled in February 2004 by the insurance companies involved, including the Company. The Company did not incur any costs or liabilities related to the settlement. Counsel for the Company's insurer is continuing to vigorously defend the remaining claim. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome is remote.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

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

OTHER

As of September 30, 2004, the Company has commitments for purchase orders of approximately $1,781.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

     [  ]   substantial losses incurred by us prior to 2003;
     [  ]   changes in customer preferences;
     [  ]   our inventory and debt levels;
     [  ]   heavy reliance on sales to the U.S. Government;
     [  ]   federal, state and local government budget deficits and
            spending limitations;
     [  ]   quality of management, business abilities and judgment of our personnel;
     [  ]   the availability, terms and deployment of capital;
     [  ]   competition in the land mobile radio industry;
     [  ]   reliance on overseas manufacturers;
     [  ]   limitations in available radio spectrum for use of land mobile radios;
     [  ]   changes or advances in technology; and
     [  ]   general economic and business conditions.

We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.

EXECUTIVE SUMMARY

Our operating results for the three and nine months ended September 30, 2004 improved significantly compared to the same periods last year. Sales for the three months ended September 30, 2004 increased approximately $186,000 (3.7%) compared to the same period last year, while year-to-date sales for the nine months ended September 30, 2004 increased approximately $1.3 million (9.2%) compared to the same period last year. Our gross margin percentage for the three and nine months ended September 30, 2004 was 46.8% and 45.4%, respectively. Compared to the same periods for the prior year, this margin performance represents a 21.9% improvement for the three months ended September 30, 2004 and a 42.0% improvement for the nine months ended September 30, 2004. Net income for the three months ended September 30, 2004 was $502,000, or $0.04 per diluted share, compared to net income of $291,000, or $0.03 per diluted share for the same period last year. For the nine months ended September 30, 2004, net income totaled approximately $1.2 million, or $0.11 per diluted share, compared to net income of $36,000, or $0.00 per diluted share for the same period last year.

Sales of our new digital Project 25-compliant portable radio used by government and public-safety agencies and our RP-Series analog radios targeted for commercial and industrial applications, increased during the third quarter and for the year-to-date compared to the same periods last year and compared to the first two quarters this year. The growth continues to be realized from an overall increase in customer order volume, rather than from a few large orders. The sources of orders have been broad-based, with many coming from new customers and customers returning after several years. More new products, including additional P25 compliant digital products, are planned for later this year and next year. Sales of conventional analog products declined for the third quarter and year-to-date as government and public safety users migrated to newer products, particularly those featuring digital technology.

Gross margins improved as we continued to expand our use of contract manufacturers, successfully reducing manufacturing support costs while improving manufacturing efficiencies and inventory management. Also, our new products incorporate recent, more cost-effective product designs.

Selling, general and administrative ("SG&A") expenses increased as we continued to expand product development and sales and marketing initiatives. With the additional investment in these areas, we expect to drive sales growth by expediting the introduction of new products, including additional Project-25 digital products.

For the year-to-date, additional cash totaling approximately $3.4 million was generated from the exercise of our public stock purchase warrants. We issued 3,669,039 shares of common stock associated with the warrant exercises. Among other things, the additional cash resources will be used to fund new product development and sales and marketing initiatives. Also, certain of our subordinated convertible notes were converted into common stock during the first quarter of 2004, reducing the amount due on the notes by $200,000 to $2.95 million. Our cash balances as of September 30, 2004 totaled approximately $5.2 million.

In October 2004, our revolving line of credit was extended until January 2007. Also, certain terms and conditions were modified that will reduce costs and reporting requirements associated with the facility. Earlier in 2004, the facility's term was extended to January 2005 from August 2004 and its credit limit was increased from $2.5 million to $3.5 million.

RESULTS OF OPERATIONS

The following table shows each item from the condensed consolidated statements of income expressed as a percentage of sales:

                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                  -----------------------------     -----------------------------
                                  SEPTEMBER 30     September 30     SEPTEMBER 30     September 30
                                      2004             2003             2004             2003
                                  ------------     ------------     ------------     ------------
Sales                                100.0%           100.0%           100.0%           100.0%
Cost of sales                         53.2             60.2             54.6             65.0
                                     -----            -----            -----            -----
Gross margin                          46.8%            39.8%            45.4%            35.0%
Selling, general and
  administrative expenses            (35.6)           (31.9)           (35.8)           (32.6)
Interest expense                      (1.4)            (2.3)            (1.5)            (2.4)
Other income                           0.0              0.2              0.1              0.3
                                     -----            -----            -----            -----
Net income                             9.8%             5.8%             8.2%             0.3%
                                     =====            =====            =====            =====

NET SALES

Net sales for the three months ended September 30, 2004 increased approximately $0.2 million (3.7%) to approximately $5.2 million from $5.0 million for the same period last year.

Net sales for the nine months ended September 30, 2004 increased approximately $1.3 million (9.2%) to approximately $15.1 million from approximately $13.8 million for the same period last year.

Sales from new product introductions for both of our market segments (government and public safety, and business and industrial) increased approximately $1.0 million (58.8%) and $4.4 million (154.3%) for the three and nine months ended September 30, 2004, respectively, compared to the same periods last year. This includes sales of our BK Radio-brand digital products that are compliant with the APCO Project 25 standard and sold principally to agencies of federal, state and local governments, as well as sales of RELM-brand products sold to business and commercial concerns. These products were introduced at various times during 2003. Sales of conventional analog products decreased approximately $0.8 million (23.0%) and $3.1 million (28.6%) for the three and nine months ended September 30, 2004, respectively, compared to the same periods last year, as users migrated to newer, more feature-rich products, in some cases with Project 25-compliant digital technology. More new products are planned for introduction this year and in 2005, including additional P25 compliant digital products. We believe these planned new products combined with the new products that have already been introduced will result in the growth of total sales.

During the three months ended September 30, 2004, the Company's operations in Florida were impacted by three hurricanes. There was no significant damage to the Company's Florida facility or its contents. Because of storm-related power outages and staff absences, however, manufacturing operations were impaired for all or part of nine business days, which reduced the amount of product shipments for the period. The amount by which shipments were reduced cannot be quantified with any degree of certainty. It is anticipated that orders not shipped due to disruption from the hurricanes will be shipped during the fourth quarter 2004. Backup means of communication were operational shortly after each hurricane. Accordingly, the Company does not believe there was a significant impact on the receipt of customer orders.

COST OF SALES AND GROSS MARGIN

Cost of sales as a percentage of sales for the three months ended September 30, 2004 decreased to 53.2% from 60.2% for the same period last year. Cost of sales as a percentage of sales for the nine months ended September 30, 2004 decreased to 54.6% from 65.0% for the same period last year.

Contract manufacturing relationships have helped improve our production efficiencies and reduce material and labor costs. They have also enabled us to reduce internal manufacturing support expenses. Generally, increased sales volumes have enabled us to more fully utilize and absorb the reduced base of manufacturing support expenses. Unabsorbed overhead increased in the three months ended September 2004, however, due to the impact on operations of the three hurricanes (as described above under " -Net Sales"). As volumes increase, we believe additional efficiencies and cost reductions can be realized. We continuously evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.

The mix of products in our total sales has also contributed to improved margins. Sales of higher-specification products to government and public-safety customers have comprised a greater portion of our total sales for the nine months ended September 30, 2004 compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses. For the three months ended September 30, 2004, SG&A expenses totaled approximately $1.8 million (35.6% of sales) compared to approximately $1.6 million (31.9% of sales) for the same period last year. For the nine months ended September 30, 2004, SG&A expenses totaled approximately $5.4 million (35.8% of sales) compared to approximately $4.5 million (32.6% of sales) for the same period last year.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with certain headquarters expenses.

Product development staff and expenses increased by approximately $174,000 (50.9%) and $315,000 (30.4%), respectively, for the three and nine months ended September 30, 2004 compared to the same periods last year. This increase is intended to expedite the completion and introduction of new products, including additional APCO Project-25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment. Our internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2006. We anticipate that these products will be a primary source of sales growth in the future.

Marketing and sales expenses increased by approximately $123,000 (19.0%) and $446,000 (24.6%), respectively, for the three and nine months ended September 30, 2004 compared to the same periods last year. We expanded our sales staff and incurred additional marketing and promotion expenses for initiatives designed to drive sales growth, particularly from government and public safety opportunities for APCO Project 25 digital products. Sales commissions as a percent of sales have decreased during the year as a greater portion of our sales were made through direct channels or at reduced commission rates, partially offsetting the additional staff and expenses.

General and administrative expenses decreased by approximately ($43,000) (7.1%) for the three months ended September 30, 2004, and increased approximately $146,000 (8.8%) for the nine months ended September 30, 2004 compared to the same periods last year. The decrease during the quarter was primarily due to an overall reduction in headquarters expenses. The increase in year-to-date expenses was largely the result of certain professional fees, including legal fees related to the settlement of a civil action that was originated in 1993 (see footnote 10 to our condensed consolidated financial statements included elsewhere in this report). Also, during the first quarter of 2004, a collection allowance of approximately $36,000 related to a specific customer receivable was established.

OPERATING INCOME

Operating income for the three months ended September 30, 2004 was approximately $581,000 compared to $398,000 for the same period last year. Operating income for the nine months ended September 30, 2004 was approximately $1.5 million compared to approximately $328,000 for the same period last year.

INTEREST EXPENSE

For the three months ended September 30, 2004, interest expense decreased by approximately $38,000 (33.0%) to $77,000 from $115,000 for the same period last year. For the nine months ended September 30, 2004, interest expense decreased by approximately $116,000 (34.3%) to $222,000 from $338,000 for the same period last year. We incur interest expense on our revolving line of credit and our subordinated convertible notes. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate. The interest rate on the convertible notes is 8% per annum. Primarily as a result of cash generated from improved operations and warrant exercises, the outstanding principal balance on the revolving line of credit was lower during the three and nine months ended September 30, 2004 compared to the balance on the previous credit facility that was in place during all of part of the same periods last year.

INCOME TAXES

No income tax provision was provided for the three or nine months ended September 30, 2004. We have federal and state net operating loss carryforward benefits of approximately $32,264,000 and $16,282,000, respectively, at September 30, 2004. These net operating loss carryforwards begin to expire in 2010.

In accordance with SFAS Statement No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have evaluated our deferred tax assets and do not believe that we have met the criteria for realizing their value; therefore we have established a valuation allowance for the entire amount of our deferred tax assets, approximately $13 million, at September 30, 2004. The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

SIGNIFICANT CUSTOMERS

Sales to the United States government represented approximately $2.70 million (52.2%) of our total sales for the three months ended September 30, 2004, compared to approximately $2.47 million (49.5%) for the same period last year. For the nine months ended September 30, 2004, sales to the United States government represented approximately $6.83 million (45.2%) of our total sales, compared to approximately $6.2 million (44.7%) for the same period last year.

INFLATION AND CHANGING PRICES

Inflation and changing prices for the three and nine months ended September 30, 2004 have contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize low-cost contract manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, net cash provided by operating activities totaled approximately $2.1 million compared to net cash used in operating activities of approximately ($0.8) million for the same period last year. The increase in cash provided by operations is primarily attributable to net income for the period of approximately $1.2 million compared to net income of approximately $36,000 for the same period last year. Changes in components of working capital, particularly inventory, accounts payable and accounts receivable, also contributed to cash provided by operations.

Inventory decreased by approximately $768,000 as a result of improved sales from items in existing inventory compared to an inventory reduction of approximately $1.5 million during the same period last year. Accounts payable decreased approximately $153,000, compared to a reduction of approximately $650,000 for the same period last year. Sales growth during the first nine months of this year compared to the same period last year and extended terms offered to certain customers increased accounts receivable by approximately $474,000, compared to an increase of approximately $2.0 million for the same period last year.

Depreciation and amortization totaled approximately $494,000 for the nine months ended September 30, 2004, compared to $501,000 for the same period last year.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products and computer equipment for additional staff. Capital expenditures for the nine months ended September 30, 2004 were approximately $222,000 compared to approximately $101,000 for the same period last year. No major capital expenditures are planned for the remainder of 2004. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $2.1 million was provided by financing activities for the nine months ended September 30, 2004, compared to approximately $99,000 provided by those activities during the same period last year. During the period, we repaid the entire balance, approximately $1.3 million, on our revolving line of credit, compared to repayments totaling $212,000 during the same period last year. During the nine months ended September 30, 2004, we received approximately $3.4 million in net proceeds from the exercise of our outstanding public warrants prior to the completion of our redemption of the warrants in June 2004.

In October 2004, our revolving line of credit was extended until January 2007. Also, certain terms and conditions of the credit agreement were modified, which will reduce related costs and ease reporting requirements. The original agreement of August 2003 provided a $2.5 million revolving line of credit for one year, secured by substantially all of the Company's assets, principally trade receivables and inventory. Earlier in this year, the facility's term was extended to January 2005 from August 2004 and its credit limit was increased from $2.5 million to $3.5 million. Under the formula for calculating the available credit on our facility, approximately $2.9 million was available as of September 30, 2004. The credit agreement contains covenants with which we must comply. As of September 30, 2004, we were in compliance with all such covenants.

During the nine months ended September 30, 2004, certain of our convertible subordinated notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $0.2 million. The remaining outstanding notes total $2.95 million and are convertible into approximately 1.6 million shares of common stock. The notes mature on December 31, 2004. Upon maturity the notes must be repaid or converted into shares of common stock. The decision regarding repayment or conversion is at the option of the note holder unless the market price of our common stock exceeds $6.50 per share for 30 consecutive trading days, at which time we could convert the notes into shares of common stock or repay them. We cannot be certain if the notes will be converted or repaid. If the notes must be repaid, we believe that we will be able to do so by using existing cash funds, cash generated from operations and borrowings under our credit facility.

Our cash balance at September 30, 2004 was approximately $5.2 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's future contractual obligations for the next five years and in the aggregate as of September 30, 2004:

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
                                                      PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 30:
------------------------------------------------------------------------------------------------------------------
                                         TOTAL          2004        2005          2006         2007        2008
------------------------------------------------------------------------------------------------------------------
Future minimum lease commitments         $     313    $   107    $   196      $     10       $    --      $     --
------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes           $   2,950    $ 2,950    $    --      $     --       $    --      $     --
------------------------------------------------------------------------------------------------------------------
Revolving credit facility                $      --    $    --    $    --      $     --       $    --      $     --
------------------------------------------------------------------------------------------------------------------
Standby letters of credit                $      44    $    44    $    --      $     --       $    --      $     --
------------------------------------------------------------------------------------------------------------------
Purchase orders                          $   1,781    $ 1,781    $    --      $     --       $    --      $     --
------------------------------------------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our sales recognition process and our more subjective accounting estimation processes. These processes affect our reported sales and current assets and are therefore critical in assessing the financial and operation status of the Company. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain assumptions that if incorrect could create an adverse impact on the Company's operations and financial position.

Sales
-----

Sales are recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. We periodically review our sales recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States.

Allowance For Collection Losses
-------------------------------

The allowance for collection losses was approximately $92,000 on gross trade receivables of approximately $3.4 million as of September 30, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of September 30, 2004. Because the amount that we will actually collect on the receivables outstanding as of September 30, 2004 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 3% of gross receivables. We may also maintain a specific allowance for customer accounts that we anticipate may not be collectible for various reasons such as bankruptcy and other liquidity issues. We analyze the trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. Based on this analysis, we may reserve a portion or all of a particular customer's balance. As of September 30, 2004, there was a specific allowance of approximately $36,000. We believe that sales and total receivables will increase during 2004, and accordingly, we may experience an increase in this allowance balance.

Inventory Reserve
-----------------

The reserve for slow-moving, excess, or obsolete inventory was $2.9 million at September 30, 2004 and December 31, 2003. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of September 30, 2004 cannot be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next five years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility. The lender presently charges interest at 1.00% over the prime rate.

Our primary exposure to market risk is to changes in interest rates. We have both fixed and variable rate debt. We have $2.95 million of debt outstanding as of September 30, 2004. This entire amount has been borrowed at a fixed rate of 8.0% with a maturity of December 2004. We have no variable rate debt under our revolving line of credit as of September 30, 2004. As debt instruments mature, we refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt, but has no impact on interest incurred or cash flows on our fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based on this evaluation, they have concluded that, as of September 30, 2004, our disclosure controls and procedures are effective to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, at the date of our Chief Executive Officer's and Chief Financial Officer's last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                       RELM WIRELESS CORPORATION
                                            (The "Registrant")


Date:  October 28, 2004                By: /s/William P. Kelly
                                           -------------------------------------
                                           William P. Kelly
                                           Executive Vice President and
                                             Chief Financial Officer
                                           (Principal financial and accounting
                                           officer and duly authorized officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

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