Form 10-K
period 2004-12-31
RELM WIRELESS CORP
filed 2005-03-25
CIK 2186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 1, 2005, based on the closing price of such stock on the OTC Bulletin Board on such date, was $16,630,625.

         As of March 1, 2005, 12,890,118 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for its 2005 annual shareholders' meeting are incorporated by reference in Part III of this report. The registrant's proxy statement will be filed within 120 days after December 31, 2004.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I                                                                         1
     Item 1.   Business                                                        1
     Item 2.   Properties                                                      7
     Item 3.   Legal Proceedings                                               8
     Item 4.   Submission of Matters to a Vote of Security Holders             8

Part II                                                                        9
     Item 5.   Market for Registrant's Common Equity, Related Stockholders
               Matters and Issuer Purchases of Equity Securities               9
     Item 6.   Selected Financial Data                                        10
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      11
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risks    20
     Item 8.   Financial Statements and Supplementary Data                    27
     Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       28
     Item 9A.  Controls and Procedures                                        28
     Item 9B.  Other Information                                              28

Part III                                                                      29
     Item 10.  Directors and Executive Officers of the Registrant             29
     Item 11.  Executive Compensation                                         29
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     29
     Item 13.  Certain Relationships and Related Transactions                 29
     Item 14.  Principal Accountant Fees and Services                         29

Part IV                                                                       30
     Item 15.  Exhibits and Financial Statement Schedules                     30

SIGNATURES                                                                    33

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

RELM Wireless Corporation, in business for over 57 years, designs, manufactures and markets wireless communications products, principally two-way land mobile radios (LMR) and related products. Our products are marketed using three distinct brand names, BK Radio, RELM, and Uniden. These products are sold in two primary markets:

1. The government and public safety market, which includes fire, rescue, law enforcement, and emergency medical personnel, as well as the military and various agencies of federal, state, and local governments; and

2. The business and industrial market, which consists of enterprises requiring fast, inexpensive communication among a discrete group of users. Examples include corporate disaster recovery, hotels, construction companies, schools, airports, and taxies.

Generally, BK Radio-branded products serve the government and public safety market. RELM and Uniden-branded products serve the business and industrial market.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414. More information about the company and our products is also available through the Internet at "http://www.relm.com." The information provided on our website is not incorporated by reference into this report.

EVENTS OF 2004

DIGITAL ENCRYPTION

We completed development of digital encryption capabilities for our flagship DPH digital portable radio. Also, operational and validation testing has been successfully completed on the cryptographic module. The new encryption capability meets Digital Encryption Standard (DES) and Advanced Encryption Standard (AES) specifications, and our DPH meets or exceeds technical specifications for compliance with the Association of Public Safety Communication Officials (APCO) Project 25 standard for digital public safety radio equipment, including encryption. Encryption enables secured two-way communications and is important to many LMR users particularly those involved in public safety, security and disaster recovery functions.

EXPANDED BAND VHF DIGITAL PORTABLE RADIO

We introduced a new APCO Project 25 digital radio, which features expanded band-width capability. The frequency range for this product is 136-174 MHz, compared to a range of 147-174 MHz for our DPH model. The additional band-width includes a frequency band often assigned to and favored by high-specification radio users in public safety and homeland security agencies, as well as military units. The expanded band enables us to address markets and users that we could not serve prior to this development, including certain public safety and homeland security applications.

REVOLVING CREDIT FACILITY

In February 2004, our lender increased our revolving credit facility by $1 million to $3.5 million, and the maturity date was extended to January 1, 2005. In October 2004, the maturity date of the facility was further extended until January 1, 2007. Additionally, certain terms and conditions were modified that have reduced related costs. The original agreement of August 2003 with Silicon Valley Bank provided a $2.5 million revolving line of credit for one year, secured by substantially all of the Company's assets, principally trade receivables and inventory.

COMMON STOCK WARRANTS

We completed in June 2004 the redemption of all our outstanding public warrants to purchase common stock. On April 30, 2004, the Company announced the redemption of the public warrants. The public warrants, with an exercise price of $1.05, were exercisable for one share of common stock until 5:00 p.m. (New York time) on May 30, 2004. Prior to completion of the redemption, approximately
99.4 percent of the public warrants were exercised, generating net proceeds to the Company of approximately $3.4 million and a 3,673,527 share increase in outstanding shares of the Company's common stock. After that date, the warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.10 per warrant. The redemption concluded the Company's 2002 public rights offering.

CONVERTIBLE NOTES

The convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. As of December 31, 2004, notes totaling $700,000 remained outstanding. The rights for these notes to convert and to earn interest expired on December 31, 2004. Notes totaling $550,000 were tendered, repaid and retired in January 2005. One note totaling $150,000 remains outstanding.

INDUSTRY OVERVIEW

LMR communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency medical personnel), businesses (e.g., corporate disaster recovery, hotels, airports, farms, taxis, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization's specific communication needs. The cost of a system varies widely, starting at approximately $60,000 for a basic configuration. The cost of radio sets can range from under $200 for a basic analog portable, to over $3,000 for a digital unit, depending upon features. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. The majority of users make 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life is 8 years for a portable radio and 11 years for a mobile.

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

In recent years LMR has been characterized by slow growth. This growth rate is a reflection of several factors:

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

As a result of the lack of available spectrum, the Federal Communications Commission (FCC) has mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively requires LMR users to migrate to digital systems. Responding to the mandate, APCO, in concert with several LMR manufacturers (including RELM), recommended an industry standard for digital LMR devices that would meet the FCC requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or APCO to purchase Project 25 equipment or otherwise adopt the standard, compliance with the standard is increasingly becoming the key consideration for government and public safety purchasers. Accordingly, we anticipate that the demand for APCO Project 25 equipment will fuel significant LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate.

By some estimates, the LMR industry is as large as $5.7 billion in annual sales. Presently, one manufacturer dominates the market. However, the open architecture of the APCO Project 25 standard effectively eliminates the ability of one or more major companies to lockout competitors. Formerly, because of proprietary characteristics incorporated in many conventional analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a company other than the initial provider of the system. Additionally, the system infrastructure technology was prohibitive for smaller communications companies to develop. APCO Project 25 provides an environment under which users will have a wider selection of LMR suppliers, including smaller companies such as RELM.

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

We employ both analog and digital technologies in our products. Our digital products are compliant with APCO Project 25 specifications.

We sell our products under the BK Radio, RELM and Uniden brand names. Generally, BK Radio-branded products serve the government and public safety market, while RELM and Uniden-branded products serve the business and industrial market.

BK Radio (formerly "Bendix King") branded products consist of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety sectors. The BK Radio products have more extensive features and capabilities than the products offered in the RELM and Uniden product lines. Our APCO Project 25 digital products are marketed under the BK Radio brand.

RELM and Uniden branded products provide basic, inexpensive, yet feature rich and reliable, two-way communications for business and industrial users, such as hotels, construction companies, schools, taxicab and limousine companies, and airports. Typically these users are not radio professionals, and require easy, fast, inexpensive communication among a defined group of users.

DESCRIPTION OF MARKETS

GOVERNMENT AND PUBLIC SAFETY MARKET

The government and public safety market includes the military, fire, rescue, law enforcement, emergency medical personnel, as well as various agencies of federal, state, and local government. In most instances, BK Radio branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 76% of total sales for 2004, 82% of total sales for 2003 and 78% of total sales for 2002.

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

BUSINESS AND INDUSTRIAL MARKET

This market includes businesses and enterprises of all sizes that require fast, push-to-talk communication among a defined group of users such as hotels, construction companies, schools, taxicab and limousine companies, and airports. We offer products to this market under the RELM and Uniden brand names. Most of our sales in this market are to dealers and distributors who then resell the products to end-users. Our sales to this market represented approximately 24% of total sales for 2004, 18% of total sales for 2003 and 22% of total sales for 2002.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our engineering and development activities are conducted in two locations by a team of 19 employees. Their primary development focus is the execution of our plan to design APCO Project 25 digital products. Our first APCO Project 25 digital product, named the DPH, was introduced to the market in 2003. Also in 2003, the DPH was added to the contract to supply agencies of the U.S. Department of Interior (DOI) with digital two-way communications equipment. In 2004, we completed development of digital encryption capabilities for the DPH. The new encryption capabilities meet DES and AES specs, and the DPH meets or exceeds technical specifications for compliance with the APCO Project 25 standard for digital public safety radio equipment, including encryption. Encryption enables secured two-way communications and is important to many LMR users particularly those involved in public safety, security and disaster recovery functions. Also in 2004, we developed and introduced an additional APCO Project 25 digital portable radio with an expanded frequency band of 136-174 MHz. The original DPH functions with a frequency range of 147-174 MHz. The additional band-width includes frequency bands often assigned to and favored by high-specification radio users in public safety and homeland security agencies, as well as military units. This enables us to address markets and users that we could not serve prior to this development, including certain public safety and homeland security applications. We plan to develop a broad range of additional APCO Project 25 digital products and capabilities during the next few years.

A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2004, 2003 and 2002, our engineering and development expenditures were approximately $1.9 million, $1.5 million and $1.9 million, respectively.

INTELLECTUAL PROPERTY

We presently have no United States patents in force. We hold several trademarks related to the names "RELM" and "BK Radio" and certain product names. We also rely on trade secret laws and employee and third party non-disclosure agreements to protect our intellectual property rights.

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

Contract manufacturers produce various subassemblies and products on our behalf. Generally, the contract manufacturers procure raw materials from RELM-approved sources and complete manufacturing activities in accordance with our specifications. An Original Equipment Manufacturer (OEM) manufacturing agreement governs the business relationship with each contract manufacturer. These agreements typically have a five-year term and may be renewed upon agreement by both parties. The scope of the contracts may also be expanded to include new products in the future.

We plan to continue to utilize contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product. To ensure that products manufactured by others meet our standards, our West Melbourne production and engineering team works closely with its ISO9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and to conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During 2004, 2003, and 2002, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component could delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

SEASONAL IMPACT

Demand for our "BK Radio" LMR products is typically the greatest during the summer season because of the increased forest fire activity during that time of year.

SIGNIFICANT CUSTOMERS

Sales to the United States Government represented approximately 46%, 50% and 39% of our total sales for the years ended December 31, 2004, 2003 and 2002, respectively. These sales were primarily to the United States Forest Service
(USFS) and the DOI.

Sales to the USFS represented approximately 23%, 27%, and 22% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. Our new digital portable radio, the DPH, was added to the DOI contract in July 2003. For the years ended December 31, 2004 and 2003 sales to the DOI represented approximately 22% and 12% of total sales, respectively.

BACKLOG

Our order backlog was approximately $2.7 million, $2.8 million, and $1.7 as of December 31, 2004, 2003, and 2002, respectively.

COMPETITION

The worldwide land mobile radio markets are estimated by various industry market studies to exceed $5 billion annually with annual growth of approximately 2%. We compete with many domestic and foreign companies in these markets. One competitor holds a share of the market estimated to exceed 70%. We compete in these markets by capitalizing on our advantages and strengths, which include price, quality, speed, and customer responsiveness.

EMPLOYEES

As of December 31, 2004, we had 76 full-time employees, most of whom are located at our West Melbourne, Florida facility; 36 of these employees are engaged in direct manufacturing or manufacturing support, 19 in engineering, 13 in sales and marketing, and 8 in general and administrative activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

INFORMATION RELATING TO DOMESTIC AND EXPORT SALES

The following table summarizes our sales of wireless communications equipment by location of our customers:

                                  2004         2003         2002
                                -------      -------      -------
                                          (in Millions)

     United States              $  20.3      $  18.5      $  14.9
     Other International            0.4          1.2          1.0
                                -------      -------      -------
     Total                      $  20.7      $  19.7      $  15.9
                                =======      =======      =======

ACCESS TO COMPANY INFORMATION

We electronically file with, or furnish to, the Securities and Exchange Commission ("SEC"), reports and information, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports. The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations department, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports. These reports are available as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, we make available, free of charge, by responding to requests addressed to our investor relations department, our Code of Business Conduct and Ethics, and our Corporate Governance Guidelines.

As discussed, Item 101(e) of Regulation S-K does not require this disclosure.

ITEM 2.   PROPERTIES

OWNED

We do not currently own any real estate.

LEASED

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease term is five years, which expires on June 30, 2005, with a renewal option of five years. We exercised the renewal option in February 2005. Rental, maintenance and tax expenses for this facility were approximately $378,000, $384,000 and $395,000 in 2002, 2003 and
2004, respectively. We also lease 3,800 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. This lease has a term of two years and expires on April 15, 2005. Rental, maintenance and tax expenses for this facility were approximately $20,000, $33,000 and $32,000 for 2002,

2003, and 2004, respectively. In April 2005, our engineering team will relocate to 8,111 square feet of leased office and laboratory space, which is in close proximity to its present location. In January 2005, we executed a lease for this space, which expires December 31, 2009.

ITEM 3.   LEGAL PROCEEDINGS

In 1993, a civil action was brought against us by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1.7 million plus interest at 12% per annum. The plaintiff alleged violations of federal securities and other laws by us in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by us and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, we filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by us and one of our directors. The lone remaining claim sought damages against us for non-payment of the note. We contended that this note was canceled and released for fair consideration in 1993 and that there was no basis in law or fact for the liquidator's claim. On March 1, 2004, we reached a settlement agreement with the plaintiff. Under the terms of the settlement, we paid to the plaintiff cash totaling $120,000 and issued 6,452 shares of restricted common stock valued at $3.10 per share, the closing price on March 1, 2004. A written settlement agreement and release was executed by both parties on August 24, 2004. In accordance with the agreement, on August 24, 2004, we paid $60,000 in cash, and on October 20, 2004, we issued the shares. We made the remaining cash payment in November 2004.

Such settlement agreement was accrued in the accompanying 2003 balance sheet under the caption "Accrued other expenses and other current liabilities."

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, one indemnification claim is pending against us. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of our former specialty-manufacturing subsidiary are named defendants in the lawsuit. We have insurance coverage for this matter. Counsel named by our insurer is continuing to vigorously defend this claim. Counsel believes we have meritorious defenses and the likelihood of an unfavorable outcome is remote.

We are involved in various claims and legal actions arising in the ordinary course of our business. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon our consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following tables set forth the high and low closing sale price for our common stock for the periods indicated, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                  Common Stock

          2004 Quarter Ended                 High              Low
          ------------------                -----             -----
          March 31, 2004                    $3.70             $1.46
          June 30, 2004                      3.29              1.85
          September 30, 2004                 2.78              1.49
          December 31, 2004                  2.52              1.71

          2003 Quarter Ended                 High              Low
          ------------------                -----             -----
          March 31, 2003                    $0.67             $0.37
          June 30, 2003                      0.77              0.15
          September 30, 2003                 1.60              0.47
          December 31, 2003                  1.80              1.40

On March 1, 2005, there were 1,216 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan agreement with Silicon Valley Bank prohibits us from paying dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION


                                                                                             (c)
                                                                                   Number of securities
                                        (a)                     (b)               remaining available for
                               Number of securities to    Weighted average      future issuance under equity
                               be issued upon exercise   exercise price of      compensation plan (excluding
                               of outstanding options,  outstanding options,      securities reflected in
       Plan Category           warrants, and rights     warrants and rights              column (a)
-----------------------------  -----------------------  --------------------    ----------------------------
Equity compensation plans
approved by security holders         1,565,500             $   1.74                         134,500
                                     ---------             --------                       ---------
Equity compensation plans not
approved by security holders                --                   --                              --
                                     ---------             --------                       ---------
Total                                1,565,500             $   1.74                         134,500
                                     =========             ========                       =========


ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes selected financial data of RELM, which are derived from and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:

                            STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31
                                                2004           2003            2002            2001            2000
                                             ----------     ----------      ----------      ----------      ----------

Sales                                        $   20,656     $   19,728          15,978      $   22,809      $   21,054

Income (Loss) From Continuing
   Operations                                     1,660            881          (3,631)            122          (1,162)
Loss From Discontinued Operations                    --             --              --              --            (266)

                                             ----------     ----------      ----------      ----------      ----------
Net Income (Loss)                            $    7,877     $      868      $   (3,631)     $      122      $   (1,428)
                                             ==========     ==========      ==========      ==========      ==========

Income (loss) Per Share-Basic:
Income (loss) Per Share From
   Continuing Operations                     $     0.68     $     0.10      $    (0.47)     $     0.02      $    (0.22)

Income (loss) Per Share From
   Discontinued Operations                           --             --              --              --           (0.05)
                                             ----------     ----------      ----------      ----------      ----------
Net Income (loss) Per Share                  $     0.68     $     0.10      $    (0.47)     $     0.02      $    (0.27)
                                             ==========     ==========      ==========      ==========      ==========

Income (loss) Per Share-Diluted:
  Income (loss) Per Share From
  Continuing Operations                      $     0.65     $     0.09      $    (0.47)     $     0.02      $    (0.22)

Income (loss) Per Share From
  Discontinued Operations                            --             --              --              --           (0.05)
                                             ----------     ----------      ----------      ----------      ----------
Net Income (loss) Per Share                  $     0.65     $     0.09      $    (0.47)     $     0.02      $    (0.27)
                                             ==========     ==========      ==========      ==========      ==========

o Results for 2004 include an approximately $6.3 million net deferred tax asset on our balance sheet and a corresponding tax benefit on our statement of operations. The deferred tax asset and tax benefit is more fully explained under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" on page 14.

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

BALANCE SHEET (IN THOUSANDS)

                                                 DECEMBER 31
                               2004       2003       2002       2001      2000
                             -------    -------    -------    -------    -------

Working Capital              $10,951    $ 5,273    $ 5,734    $ 9,262    $ 7,679

Total Assets                  19,693     12,229     12,856     17,623     18,422

Long-Term Debt                   -0-      1,272      3,150      6,998      6,353

Total Stockholders' Equity    17,454      5,985      4,872      6,482      6,360

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Our operating results for the year ended December 31, 2004 improved compared to last year. Sales for 2004 increased by approximately $0.9 million (4.7%) compared to 2003 while gross margins as a percent of sales in 2004 improved to 44.0% from 38.6% in 2003. Pretax income of approximately $1.7 million in 2004 was approximately 88.4% higher than in 2003. Net income increased $7.0 million to approximately $7.9 million, or $0.68 per basic and $0.65 per fully dilute share compared to last year's net income of approximately $0.9 million or $0.10 per basic and $0.09 per fully diluted share.

Our balance sheet as of December 31, 2004 also improved significantly compared to the period ending December 31, 2003, including an approximately $1.8 million (142.9%) increase in cash and the satisfaction of the majority of all long-term debt on December 31, 2004.

Sales in 2004 of new products, including digital APCO Project 25 radios used by government and public-safety agencies and our RP-Series analog radios targeted for commercial and industrial applications, increased approximately $4.7 million (83.7%) compared to the same period last year. The growth was derived from an overall increase in customer order volume, rather than from a few large orders, with many coming from new customers and customers returning after several years. More new products, including additional APCO Project 25 digital products, are planned for later this year and next year. Sales of conventional analog products in 2004 declined $3.8 million (27.1%) compared to the same period last year as customers, particularly government and public safety users, migrated to newer products, particularly those featuring digital technology.

Gross margins improved as we continued to expand our use of contract manufacturers, successfully reducing manufacturing support costs while improving manufacturing efficiencies and inventory management. Also, our new products incorporate recent, more cost-effective product designs.

Selling, general and administrative ("SG&A") expenses increased as we continued to invest in new product development and sales and marketing initiatives. The additional spending in these areas is intended to drive sales growth by expediting the introduction of new products, including additional APCO Project 25 digital products, and intensifying our sales activities.

In the fourth quarter 2004, we evaluated the realizability of our net operating loss carryforwards and other deferred tax assets in accordance with SFAS Statement No. 109 and reduced the valuation allowance against deferred tax assets. Consequently, we recognized a net deferred tax asset and a corresponding deferred tax benefit totaling approximately $6.2 million for the fourth quarter and year ended 2004. The deferred tax asset and income tax benefit are explained under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" starting on page 14.

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

RESULTS OF OPERATIONS

As an aid to understanding our operating results, the following table shows items from our consolidated statement of operations expressed as a percent of sales:

                                             Percent of Net Sales
                                          for Year Ended December 31
                                           2004       2003       2002
                                          -----      -----      -----

Sales                                     100.0%     100.0%     100.0%
Cost of Products                           56.0       61.4       73.6
                                          -----      -----      -----
Gross Margin                               44.0       38.6       26.4
Selling, General, and Administrative      (34.7)     (32.2)     (40.5)
   Expenses

Loss on notes receivable                     --         --       (6.7)
Interest Expense                           (1.4)      (2.2)      (2.9)
Other Income                                0.1        0.3        1.0
                                          -----      -----      -----
Pretax Income (loss)                        8.0        4.5      (22.7)
Income Tax Benefit (Expense)               30.1       (0.1)        --
                                          -----      -----      -----
Net Income (loss)                          38.1%       4.4%     (22.7%)
                                          =====      =====      =====

FISCAL YEAR 2004 COMPARED WITH FISCAL YEAR 2003

SALES

Net sales for the year ended December 31, 2004 increased approximately $0.9 million (4.7%) to approximately $20.7 million from $19.7 million for 2003.

Sales from new products for both of our market segments (government and public safety, and business and industrial) increased approximately $4.7 million (83.7%) for the year ended December 31, 2004 compared to the same period last year. This includes sales of our BK Radio-brand digital products that are compliant with the APCO Project 25 standard and sold principally to agencies of federal, state and local governments, as well as sales of RELM-brand products sold to business and commercial concerns. These products were introduced at various times during 2003 and 2004. Sales of conventional analog products decreased approximately $3.8 million (27.1%) for the year ended December 30, 2004 compared to the same period last year, as users migrated to newer, more feature-rich products, in many cases with digital APCO Project 25 technology. More new products are planned for introduction in 2005, including additional APCO Project 25 digital products. We believe these planned new products combined with the new products that have already been introduced will contribute to the growth of total sales.

To capitalize on the advantages of our new products and the accelerating migration to APCO Project 25 digital products, we expanded our sales and marketing staff and activities in 2004. We expect to continue this focus in 2005, to aggressively pursue opportunities with both state and federal government agencies.

COST OF SALES AND GROSS MARGINS

Cost of sales as a percentage of sales for the year ended December 31, 2004 decreased to 56.0% from 61.4% for 2003.

Contract manufacturing relationships have helped improve our production efficiencies and reduce material and labor costs. They have also enabled us to effectively control internal manufacturing support expenses. Furthermore, increased sales volumes have enabled us to more fully utilize and absorb our base of manufacturing support expenses. As volumes increase, we believe additional efficiencies and cost reductions can be realized. We continuously evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.

The mix of products in our total sales has also contributed to improved margins. Sales of higher-specification products to government and public-safety customers, including APCO Project 25 digital products, and sales of new RELM analog products comprised a greater portion of our total sales for 2004 compared to 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses. For the year ended December 31, 2004, SG&A expenses totaled approximately $7.2 million (34.7% of sales) compared to approximately $6.4 million (32.2% of sales) for 2003.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives.

Product development and engineering staff and expenses increased by approximately $0.4 million (27.4%) for the year ended December 31, 2004 compared to 2003. This increase is intended to expedite the completion and introduction of new products, including additional APCO Project 25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment. Our internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2006. We anticipate that these products will be a primary source of sales growth in the future.

Sales and marketing expenses increased by approximately $0.4 million (16.0%) for the year ended December 31, 2004 compared to 2003. We incurred additional marketing and promotion expenses for initiatives designed to drive sales growth, particularly from government and public safety opportunities for APCO Project 25 digital products. Sales commissions as a percentage of sales decreased during the year as a greater portion of our sales were made through direct channels or at reduced rates, partially offsetting the additional staff and expenses.

General and administrative expenses for the year ended December 31, 2004 remained constant compared to 2003, totaling approximately $2.3 million (10.9% of sales).

OPERATING INCOME

Operating income for the year ended December 31, 2004 increased approximately $0.7 million (52.0%) to approximately $1.9 million compared to approximately $1.3 million for 2003. The improvement is attributed to sales growth and product mix as well as product and manufacturing improvements which reduced product costs.

INTEREST EXPENSE

For the year ended December 31, 2004, interest expense decreased by approximately $151,000 (34.2%) to $291,000 from $442,000 for 2003. We incurred interest expense on our revolving line of credit and our subordinated convertible notes. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate. The interest rate on the mature convertible notes was 8% per annum. Primarily as a result of cash generated from improved operations and warrant exercises, the outstanding principal balance on the revolving line of credit was lower during 2004 compared to the prior year.

The convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. As of December 31, 2004, notes totaling $700,000 remained outstanding. The rights for these notes to convert and to earn interest expired on December 31, 2004. Notes totaling $550,000 were tendered, repaid and retired in January 2005. One note totaling $150,000 presently remains outstanding.

INCOME TAXES

The income tax benefit for the year ended December 31, 2004 was approximately $6.2 million compared to income tax expense of $13,000 for 2003.

As of December 31, 2004, we recognized a deferred tax asset of approximately $6.3 million, net of a valuation allowance of approximately $7.0 million. This asset is primarily composed of net operating loss carry forwards (NOL's). These NOL's total $29.2 million for federal purposes and $31.0 million for state purposes, with expirations starting in 2005 through 2024.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOL's. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results during 2004, 2003 and 2002, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax assets recorded at December 31, 2004. Therefore, in the fourth quarter 2004, we reduced our valuation allowance to approximately $7.0 million at December 31, 2004 from $13.2 million at December 31, 2003, recognizing a net deferred tax asset on our balance sheet of approximately $6.3 million and a corresponding deferred tax benefit on our statement of operations of $6.2 million.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to reduce some or the entire net deferred net tax asset recognized as of December 31, 2004.

FISCAL YEAR 2003 COMPARED WITH FISCAL YEAR 2002

SALES

Total sales for the year ended December 31, 2003 increased $3.7 million (23.1%) to approximately $19.7 million from approximately $16.0 million for the year 2002.

Sales for BK Radio products, targeted for the government and public safety market of the LMR market, increased approximately $3.5 million (29.6%) compared to the prior year. The increase in sales for the BK Radio product line, as well as the increase in total sales, were driven principally by the introduction of a new digital portable radio, the DPH. The DPH complies with the Project 25 Standard of APCO. This product received approval from the FCC in March 2003, and in July 2003 was included on the U.S. Department of Interior contract for digital LMR equipment. We are aggressively pursuing additional opportunities with various federal and state government agencies for this product. Additional APCO Project 25 digital products are planned for 2004 and 2005.

For the year ended December 31, 2003, sales in the business and industrial market, served by RELM-branded and Uniden-branded products, increased approximately $0.2 million (6.0%) when compared to the prior year. During 2003, we introduced a new line of portable radios to address this market, the RELM RP Series. The RP products are full-featured but low-cost, allowing us to compete more effectively in the highly competitive business and industrial market. We also expanded our channels to market for these products. Growth in revenues for RELM-branded products was partially offset by declines in other products, due in part to the migration of some customers to the new RP Series.

To capitalize on the advantages of our new products, we expanded our sales and marketing efforts in 2003. We initially established regional direct sales resources in other parts of the U.S, among other initiatives. These efforts are under the direction of a sales and marketing management team that was put in place in 2003. As sales increase we anticipate further expanding sales and marketing initiatives.

COST OF SALES AND GROSS MARGINS

Cost of sales as a percentage of sales for the year ended December 31, 2003 decreased to 61.4% from 73.6% for the prior year. Continuing programs initiated in 2000 further expanded our use of contract manufacturing resources. All of our products are now produced using such resources. Our contract manufacturing relationships have improved efficiencies and resulted in lower material and labor costs for all our products. They have enabled us to also reduce our internal manufacturing support expenses. Furthermore, increased sales volumes have enabled us to more fully utilize and absorb the smaller base of manufacturing support expenses. As volumes increase, we believe additional efficiencies and cost reductions may be realized.

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

The aforementioned decreases enabled us to expand our digital development program in 2003, with the objective of speeding the completion of additional APCO Project 25 products to complement the DPH. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment to complete research and development and to achieve market penetration.

Our internal development efforts are focused entirely on our digital product development program. During 2003, expenses related to this project totaled approximately $0.8 million.

We also increased our investment in sales and marketing initiatives during 2003 to capitalize on the advantages of our new products. Regional direct sales resources were placed in parts of the U.S., among other initiatives. As sales increase we anticipate expanding sales and marketing initiatives. Generally selling commission expenses vary in approximate proportion to sales. Increased selling commission expenses in 2003 were driven by sales growth.

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

INCOME TAXES

Income tax expense for the years ended December 31, 2003 and 2002 was approximately $13,000 and $0, and represented effective tax rates of 1.3% and 0%. These tax rates are made up of a 34% effective tax rate, the respective state tax rates where we do business, and changes in valuation allowances related to deferred tax assets. For tax purposes, as of December 31, 2003 and 2002, we have federal and state net operating loss carryforwards of approximately $34.0 million and $35.0 million, respectively. These net operating loss carryforwards begin to expire, for federal and state purposes, in 2004. In accordance with Statement 109, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluated the realizability of the deferred tax assets on our balance sheet and believe that we have not met the more likely than not criteria; therefore we have established a valuation allowance in the amount of approximately $13.2 and $14.4 million against our deferred tax assets at December 31, 2003 and 2002, respectively. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

INFLATION AND CHANGING PRICES

Inflation and changing prices for the years ended December 31, 2004, 2003, and 2002 have contributed to increases in wages, facilities, and certain raw material costs. These inflationary effects were more than offset by reduced manufacturing costs associated our initiatives to utilize low-cost contract manufacturers.

DIVIDENDS

No cash dividends have been paid with respect to our common stock during the past five years. We intend to retain our earnings to fund growth and, therefore, do not intend to pay dividends in the foreseeable future. In addition, our revolving credit line restricts our ability to pay dividends.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, net cash provided by operating activities totaled approximately $2.3 million compared to $0.3 million in 2003. The increase in cash provided by operations is primarily attributable to net income for the year of approximately $7.9 million compared to net income of approximately $0.9 million for 2003. The increase in net income was largely offset by the recognition in 2004 of a net deferred tax asset totaling $6.3 million. Last year, deferred tax assets were fully reserved and effectively not recognized. Changes in components of working capital, particularly inventory, also contributed to cash provided by operations.

Inventory net of reserve decreased in 2004 by approximately $1.0 million as a result of improved sales from items in existing inventory compared to an inventory reduction of approximately $2.2 million during the same period last year. Accounts payable in 2004 decreased approximately $0.4 million compared to a reduction of approximately $1.2 million for the same period last year. Sales growth during 2004 and extended terms offered during the year to certain customers increased accounts receivable by approximately $0.8 million, compared to an increase of approximately $2.1 million for 2003. Depreciation and amortization totaled approximately $0.7 million for 2004, which was approximately the same as in 2003.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products and computer equipment. Capital expenditures for 2004 were approximately $0.3 million compared to approximately $0.2 million last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $0.1 million was used in financing activities for 2004 compared to approximately $0.5 million last year. During 2004, we repaid the entire balance, approximately $1.3 million, on our revolving line of credit, compared to repayments totaling $0.7 million last year. We also repaid $2.25 million of our subordinated convertible notes in 2004. There were no note repayments last year. We received approximately $3.4 million in net proceeds from the exercise of our outstanding public warrants prior to the completion of our redemption of the warrants in June 2004.

In October 2004, our revolving line of credit was extended until January 2007. Also, certain terms and conditions of the credit agreement were modified, which will reduce related costs and ease reporting requirements. The original agreement of August 2003 provided a $2.5 million revolving line of credit for one year, secured by substantially all of the Company's assets, principally trade receivables and inventory. Earlier in 2004, the facility's term was extended to January 2005 from August 2004 and its credit limit was increased from $2.5 million to $3.5 million. Under the formula for calculating the available credit on our facility, approximately $3.4 million was available as of December 31, 2004. The credit agreement contains covenants with which we must comply. As of December 31, 2004, we were in compliance with all such covenants.

During the year ended December 31, 2004, certain of our convertible subordinated notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $0.2 million. The convertible subordinated notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. As of December 31, 2004, notes totaling $700,000 remained outstanding. The rights for these notes to convert to RELM common stock and to earn interest expired on December 31, 2004. Notes totaling $550,000 were tendered, repaid and retired in January 2005. Currently, one note totaling $150,000 remains outstanding.

Our cash balance at December 31, 2004 was approximately $3.1 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

The following table sets forth the Company's future contractual obligations as of December 31, 2004:

                                 (IN THOUSANDS)

                                        2005     2006     2007     2008     2009
                                       -----    -----    -----    -----    -----
Future minimum lease commitments         493      486      486      486      486
                                       -----    -----    -----    -----    -----
Convertible subordinated notes           700        0        0        0        0
                                       -----    -----    -----    -----    -----
Revolving credit facility                  0        0        0        0        0
                                       -----    -----    -----    -----    -----
Purchase orders                        3,737        0        0        0        0
                                       -----    -----    -----    -----    -----

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease term is five years, which expires on June 30, 2005, with a renewal option of 5 years. We exercised the renewal option in February 2005. Rental, maintenance and tax expenses for this facility were approximately $378,000, $384,000 and $395,000 in 2002, 2003 and
2004, respectively. We also lease 3,800 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. This lease has a term of two years and expires on April 15, 2005. Rental, maintenance and tax expenses for this facility were approximately $20,000, $33,000 and $32,000 in 2002, 2003, and 2004, respectively. In April 2005, our engineering team will relocate to 8,111 square feet of leased office and laboratory space, which is in close proximity to its present location. In January 2005, we executed a lease for this space, which expires December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, "Accounting For Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (Statement 152). This Statement amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of Statement 152 will not have a material impact the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact of the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concern the Company's operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report under "Risk Factors" and elsewhere. The words "believe," "estimate," "expect," "intend," "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility. The lender presently charges interest at the 1.00% over the prime rate.

Our primary exposure to market risk is to changes in interest rates. We have no variable rate debt under our revolving line of credit as of December 31, 2004. As debt instruments mature, we refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

REVENUE

Sales revenue are recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States and Staff Accounting Bulletin No. 104.

ALLOWANCE FOR COLLECTION LOSSES

The allowance for collection losses was approximately $89,000 on gross trade receivables of approximately $3.8 million as of December 31, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2004. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2004 cannot be known with certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being significantly less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is 2.3% of gross receivables. We believe that revenues and total receivables will increase during 2005, and accordingly, we may experience an increase in this allowance balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer's balance.

INVENTORY RESERVE

The reserve for slow-moving, excess, or obsolete inventory was $2.5 million at December 31, 2004 as compared to $2.8 million in 2003. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of December 31, 2004 cannot be known with certainty as of this document's effective date, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year we reserve 80% of its costs. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company's balance sheet and statement of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2004, 2003 and 2002, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to reduce its deferred tax assets in the future.

                                  RISK FACTORS

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog LMR products to digital LMR products. In addition, a new standard for LMR equipment (the APCO 25 Standard) is being increasingly adopted and the market demand for APCO 25 products is growing.

WE DEPEND ON THE SUCCESS OF OUR LMR PRODUCT LINE

We currently depend on our LMR products as our sole source of sales. A decline in the price of or demand for LMR products as a result of competition, technological change, the introduction of new products by us or others, a failure to manage product transitions successfully, could cause our business, financial condition and results of operations to suffer. In addition, our future success will largely depend on the successful introduction and sale of new analog and digital LMR products. Even if we successfully develop these products, we cannot guarantee that they will achieve market acceptance.

WE ARE ENGAGED IN A HIGHLY COMPETITIVE INDUSTRY

We face intense competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share and results of operations. We face intense competition from several companies currently offering LMR products. The largest producer of LMR products in the world currently is estimated to have in excess of 70% of the market for LMR products. This producer is also the world's largest producer of APCO 25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and producing LMR products. These advantages may allow them:

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

An increase in the demand for APCO Project 25 products, could benefit competitors who are better financed and have inventories that will meet such demand. APCO 25 products have already been brought to the market by several of our competitors. Our first APCO Project 25 portable radio was brought to market in 2003. Bringing such products to market and achieving a significant market penetration for these products will continue to require substantial expenditure of funds. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop products could have a material adverse effect on our business, results of operations and financial condition.

GOVERNMENT AGENCIES MAY INCUR BUDGET DEFICITS AND BUDGETS MAY BE LIMITED

Government budget deficits at the federal, state and local levels continue to be a spending factor for certain government agencies. We expect continued prioritization of limited funds for public safety applications. However, we have no assurance that funding for areas where our products may be deployed will not be reduced or even eliminated.

WE DEPEND ON A FEW MANUFACTURERS TO PRODUCE OUR PRODUCTS AND ON A FEW SUPPLIERS OF COMPONENTS

We contract with manufacturers to produce our products and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost effective manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could cause our business, financial condition and results of operations to suffer.

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

WE DEPEND HEAVILY ON SALES TO THE UNITED STATES GOVERNMENT

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2004, approximately 46% of our LMR sales were to agencies and departments of the federal government. These sales were primarily to the USFS and DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

RETENTION OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL IS CRITICAL TO OUR
BUSINESS

Our success is largely dependent on the personal efforts of our President and Chief Executive Officer, our Chief Financial Officer, our Vice President of Operations and our Engineering Vice Presidents. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. The loss of any of their services could have a material adverse effect on our operations. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees.

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. There can be no assurance that we will complete any additional asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We do not intend to seek stockholder approval for any such transactions unless required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could adversely affect our business. Our business plan contemplates, among other things, continued development of our LMR product lines through internal development as well as acquisitions, and, as a result, significant growth in our customer base. This growth and continued development, if it materializes, could place a significant strain on our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations, and financial condition could be adversely affected.

WE ARE SUBJECT TO GOVERNMENT REGULATION

Failure to comply with government regulations applicable to our business could result in penalties. Our LMR products are regulated by the Federal Communications Commission. We believe that we are in substantial compliance with all applicable federal regulations governing our operations and we believe that we have obtained all licenses necessary for the operation of our business. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could harm our operating results and cause a decline of our stock price. In addition, there can be no assurance that we will not be adversely affected by existing or new regulatory requirements or interpretations.

WE ENGAGE IN BUSINESS WITH MANUFACTURERS LOCATED IN OTHER COUNTRIES

We place a substantial amount of emphasis on manufacturing our product in other countries and, accordingly, we are subject to special considerations and significant risks not typically associated with companies operating in the United States. These include the risks associated with the political, economic and legal environments, among others. Our results may be affected by, among other things, changes in the political and social conditions in these countries, and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion and rates and method of taxation.

The governments of these countries may implement economic reform policies at any time. It is possible that changes in leadership could lead to changes in economic policy. Additionally, the laws and regulations applicable to us may be subject to change, which could have a material adverse effect on our business.

WE CARRY SUBSTANTIAL QUANTITIES OF INVENTORY

We carry a significant amount of inventory to service customer requirements in a timely manner. If we are unable to sell this inventory over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our net sales and gross margins. In addition, it is critical to our success that we accurately predict trends in consumer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could harm our operating results.

WE RELY ON A COMBINATION OF CONTRACT, TRADEMARK AND TRADE SECRET LAWS TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

The United States patents that we owned have expired. We have no plans to renew them. We hold several trademarks related to the "RELM" and BK Radio names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. Although we believe that trademark protection, trade secret laws and non-disclosure agreements should prevent another party from manufacturing and selling competing products under one or more of our trademarks or otherwise violating our intellectual property rights, there can be no assurance that the steps we have taken to protect our intellectual property rights will be successful. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

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

     o   additions or departures of key personnel; and

     o   sales of our common stock.

RISK OF WAR AND TERRORISM

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, suppliers, distributors and resellers, and customers that could have an adverse effect on our operations and financial results. The economic uncertainty stemming from the terrorist attacks of September 11, 2001 may continue. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to control expenses, continue to invest in our business and make capital expenditures when they will increase productivity, profitably, or revenue.

WE MAY BE SUBJECT TO COSTLY LITIGATION RESULTING IN AN ADVERSE AFFECT ON OUR FINANCIAL CONDITION

We are currently involved in two lawsuits as a defendant or plaintiff. While there is no way to predict the success or failure of any litigation, we are vigorously defending those actions in which we are defendants. Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition. In addition, agreements regarding the purchase or sale of certain assets and businesses require us to indemnify the purchasers or buyers of such assets or businesses for any damages they may suffer if third party claims give rise to losses. One indemnification claim is pending, for which we are insured. We cannot guarantee that there will not be future claims. Any such claims could require us to pay substantial damages, which could cause our business, financial condition and results of operations to suffer.

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

OUTSTANDING STOCK OPTIONS AND WARRANTS MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS AND LIMIT OUR ABILITY TO RAISE CAPITAL

If outstanding warrants and options to purchase our common stock are exercised at a time when we otherwise could obtain a price for the sale of shares of our common stock which is higher than such securities' exercise prices, then existing shareholders would suffer dilution in the value of their shares of common stock. The exercise of the options and warrants and/or the conversion of outstanding notes, or the possibility of such exercise or conversion, may impede our ability to seek financing in the future through the sale of additional securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RELM Wireless Corporation
Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RELM Wireless Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                      /s/ BDO Seidman LLP
                                                      -------------------
                                                      BDO Seidman LLP

Miami, Florida
February 25, 2005

                 See notes to consolidated financial statements.

                            RELM Wireless Corporation
                           Consolidated Balance Sheets
                        (in Thousands, except share data)

                                                        DECEMBER 31  December 31
                                                            2004       2003
                                                          -------     -------
ASSETS
------
Current assets:
    Cash and cash equivalents                             $ 3,140     $ 1,293
    Trade accounts receivable (net of allowance for
    doubtful accounts of $89 in 2004 and $61 in 2003)       3,651       2,880
    Inventories, net                                        4,735       5,698
    Deferred tax assets, net                                1,338          --
    Prepaid expenses and other current assets                 326         374
                                                          -------     -------
Total current assets                                       13,190      10,245

Property, plant and equipment, net                          1,291       1,468
Debt issuance costs, net                                       --         171
Deferred tax assets, net                                    4,924          --
Other assets                                                  288         345
                                                          -------     -------
Total assets                                              $19,693     $12,229
                                                          =======     =======

                 See notes to consolidated financial statements.

                            RELM Wireless Corporation
                     Consolidated Balance Sheets (continued)
                        (in Thousands, except share data)

                                                                   December 31  December 31
                                                                       2004         2003
                                                                     --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current maturities of long-term debt                             $    700     $  3,150
    Accounts payable                                                      520          891
    Accrued compensation and related taxes                                549          547
    Accrued warranty expense                                              118           82
    Accrued other expenses and other current liabilities                  352          302
                                                                     --------     --------
Total current liabilities                                               2,239        4,972

Long-term debt                                                             --        1,272

Commitments and Contingencies
Stockholders' equity:
    Preferred stock; $1.00 par value; 1,000,000
    authorized shares none issued or outstanding                           --           --
    Common stock; $.60 par value; 20,000,000 authorized shares:
    12,872,618 and 9,073,085 issued and outstanding shares at
    December 31, 2004 and 2003, respectively                            7,723        5,443
    Additional paid-in capital                                         22,794       21,482
    Accumulated deficit                                               (13,063)     (20,940)
                                                                     --------     --------
Total stockholders' equity                                             17,454        5,985

                                                                     --------     --------
Total liabilities and stockholders' equity                           $ 19,693     $ 12,229
                                                                     ========     ========

                 See notes to consolidated financial statements.

                            RELM Wireless Corporation
                      Consolidated Statements of Operations
                        (in Thousands, except share data)

                                                   YEAR ENDED DECEMBER 31
                                               2004         2003         2002
                                             --------     --------     --------

Sales                                        $ 20,656     $ 19,728     $ 15,978
Expenses
       Cost of products                        11,571       12,112       11,760
       Selling, general & administrative        7,161        6,350        6,476
       Loss on notes receivable                    --           --        1,075
                                             --------     --------     --------
                                               18,732       18,462       19,311
                                             --------     --------     --------

Operating income (loss)                         1,924        1,266       (3,333)
Other income (expense):
       Interest expense                          (291)        (442)        (456)
       Other income (expense)                      27           57          158
                                             --------     --------     --------
Total other income (expense)                     (264)        (385)        (298)
                                             --------     --------     --------

Income (loss) before income taxes               1,660          881       (3,631)

Income tax benefit (expense)                    6,217          (13)          --

                                             --------     --------     --------
Net income (loss)                            $  7,877     $    868     $ (3,631)
                                             ========     ========     ========

Net income (loss) per share-basic:           $   0.68     $   0.10     $  (0.47)

Net income (loss) per share-diluted:         $   0.65     $   0.09     $  (0.47)

Weighted average shares outstanding-basic      11,536        9,002        7,787
                                             ========     ========     ========
Weighted average shares outstanding-diluted    12,151        9,173        7,787
                                             ========     ========     ========

                 See notes to consolidated financial statements.

                            RELM Wireless Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                        (in Thousands, except share data)

                                                                        Additional
                                         Common Stock                     Paid-In       Accumulated
                                            Shares         Amount         Capital         Deficit          Total
                                         -----------    -----------     -----------     -----------     -----------

Balance at December 31, 2001               5,346,174    $     3,207     $    21,452     $   (18,177)    $     6,482

      Public rights offering               3,191,250          1,915             106              --           2,021

      Other                                    2,664              1              (1)             --              --

Net loss                                          --             --              --          (3,631)         (3,631)

                                         -----------    -----------     -----------     -----------     -----------
Balance at December 31, 2002               8,540,088          5,123          21,557         (21,808)          4,872

      Common stock issued                    500,000            300              --              --             300
      Common stock option exercise            32,500             20              (2)             --              18
      Fees for registration of shares             --             --             (73)             --             (73)
      Other                                      497             --              --              --              --
      Net income                                  --             --              --             868             868

                                         -----------    -----------     -----------     -----------     -----------
Balance at December 31, 2003               9,073,085          5,443          21,482         (20,940)          5,985

      Common stock issued                      6,542              4              16              --              20
      Common stock option exercise            12,500              8               4              --              12
      Common stock warrant exercise        3,673,527          2,204           1,156              --           3,360
      Note conversion                        106,384             64             136              --             200
      Other                                      580             --              --              --              --
      Net income                                  --             --              --           7,877           7,877
                                         -----------    -----------     -----------     -----------     -----------
Balance at December 31, 2004              12,872,618    $     7,723     $    22,794     $   (13,063)    $    17,454
                                         ===========    ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.

                            RELM Wireless Corporation
                                December 31, 2004
                      Consolidated Statements of Cash Flow
                (in Thousands, Except Share Data and Percentages)

                                                                  YEAR ENDED DECEMBER 31
                                                               2004        2003        2002
                                                             -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ 7,877     $   868     $(3,631)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Loss on notes receivable                                       --          --       1,075
    Allowance for doubtful accounts                               28          (8)     (1,471)
    Inventories reserve                                         (324)        200         283
    Deferred tax benefit                                      (6,262)         --          --
   Write down of investment banking agreement                     --          --         120
   Write down of technology agreement                             --          --         211
    Allowance for note receivable                                 --          35          --
   Depreciation and amortization                                 678         675         787
   Change in operating assets and liabilities:
     Accounts receivable                                        (799)     (2,107)      4,303
     Inventories                                               1,287       1,964         816
     Accounts payable                                           (371)     (1,237)     (1,043)
     Prepaid expenses and other current assets                    33         (63)        (13)
     Other assets                                                 57        (243)        222
     Accrued compensation and related taxes                        2          81         (66)
     Accrued warranty expense                                     36         (21)         24
     Accrued other expenses and other current liabilities         73         134         (83)
                                                             -------     -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,315         278       1,534
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                      (330)       (170)       (157)
Payment for technology agreement                                  --          --        (125)
Collections on notes receivable                                   15           7           9
Proceeds from disposals of facility and equipment                 --          --           2
                                                             -------     -------     -------
NET CASH USED IN INVESTING ACTIVITIES                           (315)       (163)       (271)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt and capital lease obligations                   --          --         (10)
Proceeds from issuance of common stocks                        3,369         318          --
Repayment of debt                                             (2,250)         --          --
Net increase (decrease) in revolving credit lines             (1,272)       (698)     (1,978)
Financing transaction costs                                       --         (73)         --
Rights offering                                                   --          --       2,021
                                                             -------     -------     -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (153)       (453)         33
                                                             -------     -------     -------
Increase (decrease) in cash                                    1,847        (338)      1,296
Cash and cash equivalents, beginning of year                   1,293       1,631         335
                                                             -------     -------     -------
Cash and cash equivalents, end of year                       $ 3,140     $ 1,293     $ 1,631
                                                             =======     =======     =======
SUPPLEMENTAL DISCLOSURE
Interest paid                                                $   291     $   442     $   476
                                                             =======     =======     =======
Income tax paid                                              $    13          --          --
                                                             =======     =======     =======
NON-CASH FINANCING ACTIVITY
    Conversion of notes to stockholders' equity              $   200     $    --     $    --
    Common stock issued for settlement of legal matter       $    23     $    --     $    --
                                                             =======     =======     =======

                 See notes to consolidated financial statements.

                            RELM Wireless Corporation
                                December 31, 2004
                   Notes to Consolidated Financial Statements
                (in Thousands, Except Share Data and Percentages)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products which are sold in two primary markets: (1) the government and public safety market and (2) business and industrial market. The Company has only one reportable business segment.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. During 2002, the Company recorded the following asset impairments:

On May 12, 2000, the Company engaged an investment banking firm. In connection with the engagement, the Company granted warrants, valued at $226 to purchase

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

166,153 shares of the Company's common stock at an aggregate purchase price of one hundred dollars. The warrants had a five-year term and an exercise price of $3.25 per share. The value of the warrants was being amortized on a straight-line basis over the estimated life of the contract. Accumulated amortization at December 31, 2002 was $120. During the fourth quarter of 2002, the Company was notified that the investment banking firm had closed its New York office, and no longer employed the principals who handled the Company's account. Therefore, the Company did not anticipate receiving further services under this agreement. Accordingly, the Company elected to write-off the remaining value of the warrants totaling approximately $120 during the fourth quarter of 2002.

In March 1998, the Company entered into a technology agreement which, among other things, licensed the Company to use the licensor's digital APCO Project 25 technology under specified terms and conditions. The cost of the technology license was $300 and was being amortized over a period of eight years. The Company has since developed its own APCO Project 25 digital technology, which was completed in the fourth quarter 2002. Consequently, the Company does not anticipate utilizing the technology provided for by this agreement. Accordingly, the Company elected to write-off the remaining value of the technology agreement totaling $211 during the fourth quarter of 2002.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company's aged receivables, which are determined based on historical experience and the Company's assessment of the general financial conditions affecting the Company's customer base. If the Company's actual collections experience changes, revisions to the Company's allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, with respect to notes receivable, the Company stops accruing interest when collection of a note becomes doubtful. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2004 is adequate.

REVENUE RECOGNITION

Sales revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped, except for sales to the U.S. Government, which are recognized when the goods are delivered, the pricing is fixed and determinable and collectively is reasonably assured.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

INCOME TAXES

The Company accounts for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company's balance sheet and statement of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2004, 2003 and 2002, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to reduce its deferred tax assets in the future.

CONCENTRATION OF CREDIT RISK

The Company is in the business of designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 2004 and 2003, accounts receivable from governmental customers were approximately $2,324 and $2,183, respectively. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management's expectations and are comparable to losses for the portfolio as a whole.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100. From time to time, the Company had cash in financial institutions in excess of federally insured limits. As of December 31, 2004, the Company had cash in excess of FDIC limits of approximately $3,040.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

instruments. The fair value of short-term and long-term debt approximates market, as the interest rates on these financial instruments approximate current rates available to the Company.

ADVERTISING COSTS

The cost for advertising is expensed as incurred. The total advertising expense for 2004, 2003, and 2002 was $363, $241, and $202, respectively.

ENGINEERING, RESEARCH AND DEVELOPMENT COSTS

Included in selling, general and administrative expenses for 2004, 2003, and 2002 are research and development costs of $1,853, $1,455, and $1,865, respectively.

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

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

The Company accounts for stock options issued using the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. If the Company determined compensation cost based on the fair value of the options at

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)


the grant date, the Company's net income (loss) and basic and diluted net income
(loss) per common share would have reflected the pro forma amounts shown below:

                                                      Year ended December 31
                                                     2004      2003       2002
                                                    ------    ------     ------

     Net income (loss) as reported                  $7,877    $  868    $(3,631)
                                                    ------    ------    -------
     Add: Stock-based employee compensation             --        --         --
     expense included in reported net income,
     net of related tax effects
                                                    ------    ------    -------
     Deduct: Total stock-based employee               (124)      (84)      (676)
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects
                                                    ------    ------    -------
     Pro-forma net income (loss)                    $7,753    $  784    $(4,307)
                                                    ======    ======    =======
     EARNINGS PER SHARE:
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
     Basic--as reported                             $ 0.68    $ 0.10    $ (0.47)
     Basic--pro forma                                 0.67      0.09      (0.55)
     Diluted--as reported                             0.65      0.10      (0.47)
     Diluted--pro forma                             $ 0.64    $ 0.09    $ (0.55)
     ---------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

COMPREHENSIVE INCOME (LOSS)

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income (loss) and its components in its consolidated financial statements. The Company does not have any significant components of other comprehensive income (loss) to be reported under SFAS No.
130. Total comprehensive income (loss) is equal to net income (loss) reported in the consolidated financial statements.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting For Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (Statement 152). This Statement amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of Statement 152 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  RESOLUTION OF GOING CONCERN UNCERTAINTIES

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2002, the Company suffered a substantial net loss and was in default of its then revolving line of credit. At that time, these conditions raised substantial doubt about the Company's ability to continue as a going concern.

During the years ended December 31, 2004 and 2003, however, the Company realized income before income taxes of approximately $1.7 million and $0.9 million, respectively. The Company also obtained a revolving line of credit with a new lender (see Note 8 Debt), starting with a credit line of $2.5 million in August 2003, which has since been increased to $3.5 million and extended through January 2007. The Company is in compliance with all terms, conditions and covenants of the credit agreement as of December 31, 2004.

Although there is no assurance, the Company believes that recent operating results are an indicator that the Company will generate sufficient working capital to enable the Company to continue as a going concern.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

3.  INVENTORIES

Inventory, which is presented net of allowance for obsolete and slow moving inventory, consisted of the following:

                                              December 31
                                           2004         2003
                                          ------       ------

         Finished goods                   $1,952       $3,052
         Work in process                     851          743
         Raw materials                     1,932        1,903
                                          ------       ------
                                          $4,735       $5,698
                                          ======       ======

The allowance for obsolete and slow moving inventory is as follows:

                                              Year ended December 31
                                             2004       2003         2002
                                            ------     ------       ------

         Balance, beginning of year         $2,802     $2,602       $2,319
         Charged to cost of sales             (324)       200          283
                                            ------     ------        -----
                                            $2,478     $2,802       $2,602
                                            ======     ======       ======

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is composed of the following:

                                              Year ended December 31
                                              2004       2003         2002
                                      --------------------------------------

         Balance, beginning of year           $ 61       $ 69       $ 1,540
         Provision for doubtful
           accounts                             54         17           (26)
         Uncollectible accounts
           written off                         (28)       (25)       (1,445)
                                      --------------------------------------
                                              $ 89       $ 61       $    69
                                      ======================================

5.  DEBT ISSUANCE COSTS

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The debt issuance costs included grants of 50,000 shares of the Company's stock valued at $163 and warrants to purchase 300,000 shares of the Company's common stock valued at $409. The debt issuance costs, which originally totaled $817, were amortized on a straight-line basis over the life of the notes (5 years). At December 31, 2004 the issuance costs have been fully amortized.

The warrants, expiring in May 2005, had an original exercise price of $3.25 per share. They contain provisions that protect the warrant holders against dilution should the Company issue shares of common stock at a price less than the warrants' exercise price then in effect. These provisions provide for an adjustment in the warrants' exercise price and the number of shares into which

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

the warrants may be exercised. On two occasions, in March 2002 and August 2003, the Company issued shares of stock at a price below the warrants' exercise price then in effect. Accordingly, the exercise price of the warrants has been adjusted to $1.88, which was the effective exercise price as of December 31, 2004.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of December 31, 2004, and 2003 includes the following:

                                               Year ended December 31
                                                 2004          2003
                                               -------       -------

         Leasehold improvements                $   125       $   109
         Machinery and equipment                 9,174         8,861
         Less accumulated depreciation          (8,008)       (7,502)
                                               -------        ------
         Net property, plant and equipment     $ 1,291       $ 1,468
                                               =======       =======

Depreciation expense for 2004, 2003, and 2002 was $507, $493, and $519, respectively.

7.  NOTES RECEIVABLE

In April 2002, the Company became aware that the purchaser of its former paper-manufacturing subsidiary, had ceased operations. The purchaser owed the Company $900 plus accrued interest under the terms of two secured promissory notes and had defaulted on its obligations to make principal and interest payments. With guidance from counsel, management evaluated alternatives and took all prudent actions to maximize the possibility of recovery. However, after a comprehensive assessment, the Company believed that the value of purchaser's assets and the assets of the guarantor were insufficient to provide any recovery of the amounts due under the notes. Accordingly, the Company wrote-off the amount owed in the first quarter 2002.

During 2002, the purchaser of the Company's former specialty manufacturing subsidiary, ceased making payments in accordance with an agreement. The original amount of the agreement was approximately $355. As of December 31, 2002, the amount due under the note was approximately $175 plus accrued interest. This note resulted from a 1997 agreement for the sale of the assets of the Company's former specialty-manufacturing subsidiary. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Since then, attempts to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, the Company started legal proceedings to recover the remaining amount due under the note plus accrued interest. These proceedings are pending. The Company cannot be certain that it will be able to collect the debt. Accordingly, a collection allowance was established in the fourth quarter 2002 for the entire principal amount of the note.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

8.  DEBT

Long term debt consists of the following:

                                                                                        December 31
                                                                                      2004        2003
                                                                                     -------    -------
Line of credit (interest rate is Prime Rate plus 1%, the                             $     0    $ 1,272
  minimum rate is 6.25%)
Convertible subordinated note, matures December 31, 2004, interest                       700      3,150
   only payments at 8% per annum through December 31, 2004, at which time principal is due; the rights to earn interest and to convert expired on December 31, 2004
                                                                                     -------    -------
Total debt                                                                               700      4,422
Less current portion                                                                    (700)    (3,150)
                                                                                     -------    -------
Long-term debt                                                                       $     0    $ 1,272
                                                                                     =======    =======

The Company's revolving line of credit was initially established in August 2003 with a maximum credit limit of $2.5 million. In February 2004, the lender increased the credit facility by $1 million, to $3.5 million, and the maturity date was extended to January 1, 2005. In October 2004, the line was further extended until January 2007. Also, certain terms and conditions of the credit agreement were modified, which will reduce related costs and ease reporting requirements. The line is secured by substantially all of the Company's assets, consisting principally of trade receivables and inventory. The credit agreement contains certain covenants with which the Company must comply. As of December 31, 2004, the Company was in compliance with all such covenants. Under the formula for calculating available credit under the facility, the Company had approximately $3.4 million in available unused credit as of December 31, 2004. The Company's revolving line of credit restricts the Company's ability to pay dividends.

During 2004, certain of our convertible subordinated notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $0.2 million. The remaining convertible subordinated notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. As of December 31, 2004, notes totaling $700,000 remained outstanding. The rights for these notes to convert to RELM common stock and to earn interest expired on December 31, 2004. Notes totaling $550 were tendered, repaid and retired in January 2005. Presently, one note totaling $150 remains outstanding.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

9.  LEASES

The Company leases approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease term is five years, which expires on June 30, 2005, with a renewal option of 5 years. The Company exercised the renewal option in February 2005. Rental, maintenance and tax expenses for this facility were approximately $378, $384 and $395 in 2002, 2003 and 2004, respectively. The Company also leases 3,800 square feet of office space in Lawrence, Kansas, to accommodate a segment of the Company's engineering team. This lease has a term of two years and expires on April 15, 2005. Rental, maintenance and tax expenses for this facility were approximately $20, $33 and $32 in 2002, 2003, and 2004, respectively. In April 2005, the Company's engineering team will relocate to 8,111 square feet of leased office and laboratory space, which is in close proximity to its present location. In January 2005, the Company executed a lease for this space, which expires December 31, 2009.

At December 31, 2004, the future minimum lease commitments are as follows: $493 in 2005, and $486 in 2006 through 2009.

10. INCOME TAXES

The provisions for income taxes are summarized as follows:

                                  2004        2003         2002
                                -------     -------      --------
         Current:
         Federal                $    45     $    13      $     --
         State                       --          --            --
                                -------     -------      --------
                                     45          13            --
                                -------     -------      --------

         Deferred:
         Federal                 (5,614)         --            --
         State                     (648)         --            --
                                -------     -------      --------
                                 (6,262)         --            --
                                -------     -------      --------
                                $(6,217)    $    13      $     --
                                =======     =======      ========

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                                          2004              2003              2002
                                                        --------          --------          -------
         Statutory U.S. income tax rate                    34.00%            34.00%          (34.00)%
         States taxes, net of federal benefit               3.63%             3.63%           (3.63)%
         Permanent differences                              0.52%             0.90%            0.21%
         Change in valuation allowance                   (372.39)%         (140.95)%          62.19%
         Change in net operating loss
           carryforwards and tax credits                  (33.10)%           73.03%              --
         Other                                             (7.13)%           30.88%          (24.77)%
                                                        --------          --------          -------

         Effective income tax rate                       (374.47)%            1.49%            0.00%
                                                        ========          ========          =======

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

The components of the deferred income tax assets (liabilities) are as follows:

                                                             December 31
                                                    2004                       2003
                                           ----------------------     ---------------------
                                             Current     Long Term     Current     Long Term
                                           ---------     --------     --------     --------
         Deferred tax assets:
            Operating loss carryforwards    $  1,503     $  9,541     $  1,071     $ 10,957
            Tax credits                           --          137           --           65
            Section 263A costs                   100           --          129           --
            Research & development costs         139          951           --           --

            Asset reserves:
              Bad debts                           34           --           36           --
              Inventory reserve                  933           --        1,054           --

            Accrued expenses:
              Compensation                       124           --           89           --
               Accrued settlement                 --           --           53           --
              All other                           44           --           33           --
                                           ---------     --------     --------     --------
         Total deferred tax assets             2,877       10,629        2,465       11,022

         Deferred tax liabilities:
            Depreciation                          --         (255)          --         (316)
                                           ---------     --------     --------     --------
         Total deferred tax liabilities           --         (255)          --         (316)
                                           ---------     --------     --------     --------
         Subtotal                              2,877       10,374        2,465       10,706

         Valuation allowance                  (1,539)      (5,450)      (2,465)     (10,706)
                                           ---------     --------     --------     --------
         Net deferred tax assets           $   1,338     $  4,924     $     --     $     --
                                           =========     ========     ========     ========

As of December 31, 2004, the Company recognized a deferred tax asset of approximately $6,262 net of a valuation allowance of approximately $6,989. This asset is primarily composed of net operating loss carry forwards (NOL's). The NOL's total $29,199 for federal purposes and $30,952 for state purposes, with expirations starting in 2005 through 2024. During 2004 and 2003 the Company utilized $2,402 and $1,056, respectively, of its NOL's.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

In order to fully realize the net deferred tax asset recorded at December 31, 2004, the Company will need to generate sufficient taxable income in future years prior to the expiration of its NOL's. SFAS Statement 109 requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon management's conclusions regarding, among other considerations, estimates of future earnings based on information currently available, and current and anticipated customers and contracts, product introductions, as well as recent operating results during 2004, 2003 and 2002, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From its evaluation, management has concluded based upon the weight of available evidence that the Company, more likely than not, will realize the benefit of its net deferred tax assets recorded at December 31, 2004. Accordingly, in the fourth quarter 2004, the valuation allowance was reduced to approximately $7.0 million from $13.2 million in 2003, recognizing a deferred tax asset on the Company's balance sheet of approximately $6.3 million and a corresponding deferred tax benefit on its statement of operations of approximately $6.2 million.

Should the factors underlying management's analysis change, future valuation adjustments to the Company's net deferred tax asset may be necessary. If future losses are incurred, it may be necessary reduce some or the entire net deferred tax asset recognized as of December 31, 2004. It cannot presently be estimated what, if any, changes to the valuation of our net deferred tax asset may be deemed appropriate in the future.

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

For the year ended December 31, 2004 and 2003, the Company incurred $45 and $13, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards.

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

11.  INCOME (LOSS) PER SHARe

The following table sets the computation of basic and diluted loss per share:

                                                                       Year ended December 31
                                                                 2004           2003          2002
                                                             -----------    ----------     ----------
Numerator:
   Net income (loss) (numerator for basic and diluted        $     7,877    $      868     $   (3,631)
     earnings (loss) per share)
Denominator:
   Denominator for basic earnings per share-weighted          11,536,014     9,001,660      7,787,230
     average shares
   Denominator for diluted earnings per share-weighted        12,151,183     9,105,964      7,787,230
     average shares
Basic income (loss) per share                                $      0.68    $     0.10     $    (0.47)
                                                             -----------    ----------     ----------
Diluted income (loss) per share                              $      0.65    $     0.09     $    (0.47)
                                                             ===========    ==========     ==========

For 2002, a total of 1,675,531 shares related to convertible debt are not included in the computation of earnings per share. For 2003, a total of 7,295,968 shares related to options and warrants and convertible debt are not included in the computation of loss per share because to do so would have been anti-dilutive for these periods.

12.  Stock Option and Other Stock Option Plans

The Company has two plans whereby eligible officers, directors and employees can be granted options for the future purchase of Company common stock at the market price on the grant date. The options, if not exercised within five-year or ten-year periods, expire.

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                                       Shares       Option         Weighted
                                        Under        Price          Average
                                       Option      per Share     Exercise Price
                                   --------------------------------------------

Balance at December 31, 2001         1,408,500    $0.406-$4.06       $1.84
Options granted                         90,000     0.61-1.10          0.94
Options expired or terminated          (80,000)    1.00-4.06          2.36
                                    ----------    ------------       -----
Balance at December 31, 2002         1,418,500     0.61-3.06          1.76
Options granted                        125,000     0.26-1.14          0.41
Options exercised                      (32,500)    0.406-1.00         0.54
Options expired or terminated         (147,000)    1.00-3.06          2.23
                                    ----------    ------------       -----
Balance at December 31, 2003         1,364,000     0.26-3.06          1.67
Options granted                        260,000     2.35-2.05          2.24

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

                                       Shares       Option        Weighted
                                        Under        Price         Average
                                       Option      per Share    Exercise Price
                                    ----------     -----------    --------
Options exercised                      (12,500)    0.80-1.03          0.93
Options expired or terminated          (46,000)    0.80-2.875         2.39
                                    ----------     -----------    --------
Balance at December 31, 2004         1,565,500     $0.26-$3.06    $   1.74
                                    ==========     ===========    ========
Exercisable at December 31, 2004     1,283,250     $0.26-$3.06    $   1.68
                                    ==========     ===========    ========


At December 31, 2004, 134,500 options were available for issuance under the two plans.

The weighted average contractual life of stock options outstanding as of December 31, 2004, 2003, and 2002 was 6.1, 7, and 7.3 years, respectively. Generally, employee options have a 10-year life and vest over a 4-year period from grant date. Director options have a five-year life and vest in eleven months from the grant date.

At December 31, 2004, 1,565,500 shares of common stock were reserved for issuance under outstanding options and 134,500 shares of common stock were reserved for the granting of additional options. In addition, 806,642 shares of common stock were reserved for issuance under warrants.

The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $1.59, $0.26 and $0.62 respectively, using the Black-Scholes option- pricing method. The following weighted-average assumptions were utilized:

                                                     Year ended December 31
                                                   2004       2003      2002
                                                -------------------------------
         Black Scholes Pricing Assumptions:
            Expected volatility                   106.5%      99.3%    49.6%
            Risk free interest rate                 3.5%       2.3%     3.0%
            Expected dividends                     None       None      None
            Expected life in years                  4           4        4

13.  EQUITY

In June 2004 the Company completed the redemption of all its outstanding public warrants to purchase common stock. Prior to completion of the redemption, approximately 99.4 percent of the public warrants were exercised, generating net proceeds to the Company of approximately $3,400 and a 3,424,470 share increase in outstanding shares of the Company's common stock. Any public warrant or certificate representing a public warrant is invalid and no longer in force or effect. The redemption concluded the Company's 2002 public rights offering.

From March 2002 through June 2004, the offering generated approximately $5,500 in total net proceeds, and resulted in the issuance of 6,864,777 shares of RELM common stock. The offering originated in March 2002, and the securities offered

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

were "units." A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock. Units were offered initially to RELM's equity holders in the form of a rights offering. The "right" allowed investors in the offering to purchase units at a 10 percent discount to the market price of a share of common stock. The warrant component gave investors the opportunity to buy the Company's shares at a later date at a fixed price, and provided the opportunity for the Company to realize additional capital upon their exercise. On April 30, 2004, the Company announced the redemption of the public warrants. The public warrants, with an exercise price of $1.05, were exercisable for one share of common stock until 5:00 p.m. (New York time) on May 30, 2004. After that date, the warrants were no longer exercisable, and holders have the right to receive only the redemption price of $0.10 per warrant.

In August 2003, the Company established a revolving line of credit with a new lender. Concurrent with the transaction, three funds affiliated with the Company directly purchased an aggregate of 500,000 shares of our common stock at $0.60 per share, which was the closing market price on the date the transaction was approved.

In 2004, a total of 46,000 shares of the Company's common stock were issued as a result of the exercise of employee stock options.

The Company had no shares of its $1.00 par value preferred stock issued as of December 31, 2004 and 2003.

14.  SIGNIFICANT CUSTOMERS

Sales to the United States government and to foreign markets as a percentage of the Company's total sales were as follows for the year ended December 31:

                                       2004       2003       2002
                                    --------------------------------------
         U.S.  Government              46%         50%       39%
         Foreign markets                2%          6%        6%

Sales to the United States Government represented approximately 46%, 50% and 39% of our total sales for the years ended December 31, 2004 and 2003, and 2002, respectively. These sales were primarily to the various government agencies, including those within the U.S. Forest Service (USFS), and U.S. Department of the Interior (DOI). Sales to USFS agencies represented approximately 23%, 27%, and 22% of total sales for the years ended December 31, 2004, 2003, and 2002, respectively. For the years ended December 31, 2004 and 2003, sales to DOI agencies represented approximately 22% and 12% of total sales, respectively.

15.  PENSION PLANS

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company's contribution to the plan is either a

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. In 2003, the Company elected to not contribute to the participants' retirement plan. In 2004 and 2002 total contributions made by the Company were $61 and $79, respectively.

16.  COMMITMENTS AND CONTINGENCIES

ROYALTY COMMITMENT

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $34, $6, and $0 in 2004, 2003 and 2002, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

LIABILITY FOR PRODUCT WARRANTIES

Changes in the Company's liability for product warranties during the years ended December 31, 2004, 2003 and 2002 are as follows:

                         Balance at     Warranties     Warranties     Balance at
                         Beginning      Issued         Settled        End
                         of year                                      of year
                         -------------------------------------------------------
         2004            $  82          154            (118)          $118

         2003            $ 103           38             (59)          $ 82

         2002            $  79          103             (79)          $103

LEGAL PROCEEDINGS

In 1993, a civil action was brought against the Company by a plaintiff to recover losses sustained on the note of a former affiliate totaling $1.7 million plus interest at 12% per annum. The plaintiff alleged violations of federal securities and other laws by us in collateral arrangements with the former affiliate. In February 1994, the liquidator of the former affiliate filed a complaint claiming that intentional and negligent conduct by us and others caused the former affiliate to suffer millions of dollars of losses leading to its ultimate failure. In response, the Company filed motions for summary judgment to dismiss these complaints. On September 12, 2002, the Court granted in significant part the motions for summary judgment filed by us and one of our directors. The lone remaining claim sought damages against the Company for non-payment of the note. The Company contended that this note was canceled and released for fair consideration in 1993 and that there was no basis in law or fact for the liquidator's claim. On March 1, 2004, the Company reached a settlement agreement with the plaintiff. Under the terms of the settlement, the Company paid to the plaintiff cash totaling $120 and issued 6,452 shares of restricted common stock valued at $3.10 per share, the closing price on March 1, 2004. A written settlement agreement and release was executed by both parties on

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

August 24, 2004. In accordance with the agreement, on August 24, 2004 the Company paid $60 in cash, and on October 20, 2004 issued the shares. The remaining cash payment was made in November 2004. Such settlement agreement was accrued in the accompanying 2003 balance sheet under the caption of accrued other expenses and other current liabilities.

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification provisions, which could result in liability for both parties. Presently, one indemnification claim is pending against the Company. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of its former specialty-manufacturing subsidiary are named defendants in the lawsuit. The Company has insurance coverage for this matter. Counsel named by the Company's insurer is continuing to vigorously defend this claim. Management believes the Company has meritorious defenses and the likelihood of an unfavorable outcome is remote.

The Company is involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of the Company's management that the ultimate disposition of these matters would not have a material effect upon the Company's consolidated financial position or results of operations.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below:

                                                Quarters Ended
                               March 31    June 30   September 30    December 31
                                 2004        2004        2004           2004
                              -------------------------------------------------

Fiscal 2004

Sales                           $4,970     $4,947       $5,186         $5,553
Gross profit                     2,099      2,335        2,428          2,223
Net income                         340        400          502          6,635
Earnings per share-basic          0.04       0.04         0.04           0.52
Earning per share-diluted         0.03       0.03         0.04           0.50

                            RELM Wireless Corporation
                                December 31, 2004
             Notes to Consolidated Financial Statements (continued)
                (in Thousands, Except Share Data and Percentages)

                                                           Quarters Ended
                                    March 31  June 30  September 30  December 31
                                      2003     2003       2003          2003
                                    --------------------------------------------

Fiscal 2003

Sales                                 $3,596   $5,231    $5,000       $5,901
Gross profit                           1,077    1,765     1,991        2,783
Net income (loss)                       (377)     122       291          832
Earnings  (loss) per share-basic       (0.04)    0.01      0.03         0.09
Earnings  (loss) per share-diluted     (0.04)    0.01      0.03         0.08

The increase in net income for the quarter ended December 31, 2004 was primarily due to an income tax benefit of approximately $6.2 million resulting from a reduction in the valuation allowance against the Company's deferred tax asset. The deferred tax asset is comprised largely of net operating loss carry forwards
(NOLs). Prior to December 31, 2004, deferred tax assets were fully reserved and effectively not recognized.

In the fourth quarter 2003, we recognized an expense totaling $140 related to the settlement of a legal matter discussed in Note 16, Commitments and Contingencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2004.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2005 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2005 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the Equity Compensation Plan Information set forth below, the information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2005 annual meeting of stockholders.

The following table provides information as of December 31, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan for Non-Employee Directors and the 1997 Stock Option Plan.

-------------------------------------------------------------------------------------------------------------------
                                         ( a )                       ( b )                       ( c )
                                                                                      Number of securities
                                                                                      remaining available for
                               Number of securities to                                future issuance under
                               be issued upon exercise     Weighted average           equity compensation plan
                               of outstanding options,     exercise price of          (excluding securities
Plan Category                  warrants and rights         outstanding options,       reflected in column (a)
Equity compensation plans
approved by security holders        1,565,500                   $1.74                        134,500
                                    ---------                   -----                       --------
Equity compensation plans                  --                      --                             --
not approved by security
holders

                                    ---------                   -----                       --------
Total                               1,565,500                   $1.74                        134,500
                                    =========                   =====                       ========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2005 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to RELM's definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2005 annual meeting of stockholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

     1.  Consolidated Financial Statements listed below:
                                                                         Page
                                                                      ----------
Report of Independent Registered Public Accounting Firm BDO
    Seidman LLP                                                       F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003          F-2 - F3

Consolidated Statements of Operations - years ended
    December 31, 2004, 2003 and 2002                                  F-4

  Consolidated Statements of Changes in  Stockholders' Equity
    - years ended December 31, 2004, 2003 and 2002                    F-5

  Consolidated Statements of Cash Flows
    - years ended December 31, 2004, 2003 and 2002                    F-6

   Notes to Consolidated Financial Statements                         F-7 - F-25

(b) Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

Number    Exhibit
-------   ----------------------------------------------------------------------
3(i)      Articles of Incorporation (2)
3(ii)     By-Laws (2)
10.1      1996 Stock Option Plan for Non-Employee Directors (1)
10.2      1997 Stock Option Plan, as amended (3)
10.3      Workers Compensation Close Out Agreement (4)
10.4      Simmonds Agreement(5)
10.5      Contract for Sale of West Melbourne Fl.  Real Estate (6)
10.6      Sub Lease Agreement (5)
10.7      Uniden Asset Purchase Agreement (6)
10.8      OEM Uniden Manufacturing Agreement (6)
10.9      Uniden ESAS Technology Agreement (6)
10.10     Manufacturing Agreement (7)
10.11     Transaction Agreement for Real Estate Sale and Contract
          Manufacturing(6)
10.12 Change of Control Agreement between RELM Wireless Corporation and David P. Storey dated May 27, 2004 (12)
10.13 Change of Control Agreement between RELM Wireless Corporation and William P. Kelly dated May 27, 2004 (12)
10.14 Change of Control Agreement between RELM Wireless Corporation and Harold B. Cook dated May 27, 2004 (12)
10.15     Certificate of Amendment to Articles of Incorporation (7)
10.16     Security and Loan Agreement (9)
10.17     Loan Modification Agreement (11)
14.1      Code of Ethics (10)
16.1      Letter to the Commission regarding change in certifying account (8)
21        Subsidiary of Registrant (8)
23.1 Consent of BDO Seidman LLP relating to RELM Wireless Corporation's Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-25795)*
24        Power of Attorney (included on signature page)
31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

 *    Included with this filing
(1) Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) report on form 10-K for the year ended December 31, 1996.
(2) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1998.
(4) Incorporated by reference from the Company's report on form 10-Q for the quarter ended March 31, 1999 filed May 12, 1999.
(5) Incorporated by reference from the Company's report on form 10-K for the year ended December 31, 1999.
(6) Incorporated by reference from the Company's report on form 10-K/A-1 for the year ended December 31, 1999, filed April 12, 2000.
(7) Incorporated by reference from the Company's report on form 10-Q for the quarter ended September 30, 2001 dated November 1, 2001.
(8) Incorporated by reference from the Company's report on form 8-K dated December 6, 2002, filed on December 6, 2002.
(9) Incorporated by reference from the Company's report on form 8-K dated September 5, 2003, filed on September 5, 2003
(10) Incorporated by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.
(11) Incorporated by reference from the Company's report on form 8-K dated February 27, 2004, filed on February 27, 2004.
(12) Incorporated by reference from the Company's report on Form 8-K dated May 27, 2004.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit 10.1, 10.2, 10.12, 10.13, and 10.14.

(d) Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 25th day of March 2005.

                                       RELM WIRELESS CORPORATION

                                       By: /s/ David P. Storey
                                           -------------------------------------
                                           David P. Storey
                                           President and Chief Executive Officer


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


SIGNATURE                        TITLE                                  DATE
---------                        -----                                  -----
/s/George N. Benjamin, III       Chairman of the Board                  March 25, 2005
-----------------------------
George N. Benjamin, III


/s/David P. Storey               President, Chief Executive Officer,    March 25, 2005
------------------------------   and Director (Principal Executive
David P. Storey                  Officer)


/s/William P. Kelly              Executive Vice President - Finance     March 25, 2005
------------------------------   and Chief Financial Officer
William P. Kelly                 (Principal Financial Officer and
                                 Accounting Officer)


/s/Donald F. U. Goebert          Director                               March 25, 2005
------------------------------
Donald F. U. Goebert


/s/James C. Gale                 Director                               March 25, 2005
------------------------------
James C. Gale


/s/Ralph R. Whitney Jr.          Director                               March 25, 2005
------------------------------
Ralph R. Whitney Jr.


/s/Randolph K. Piechocki         Director                               March 25, 2005
------------------------------
Randolph K. Piechocki

                                INDEX TO EXHIBITS

Number    Exhibit
-------   ----------------------------------------------------------------------
23.1 Consent of BDO Seidman LLP relating to RELM Wireless Corporation's Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-25795)
24        Power of Attorney (included on signature page)
31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*