Form 10-Q
period 2005-03-31
RELM WIRELESS CORP
filed 2005-05-04
CIK 2186

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

                  For the quarterly period ended March 31, 2005

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

                                 Yes [ ]     No [X]

          There were 12,951,471 shares of common stock, $0.60 par value, of the registrant outstanding at April 15, 2005.

================================================================================

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                  MARCH 31    December 31
                                                                    2005         2004
                                                                  --------    -----------
ASSETS
------
Current assets:
      Cash and cash equivalents                                    $ 3,952     $ 3,140
      Trade accounts receivable (net of allowance for doubtful
      accounts of $81 in 2005 and $89 in 2004)                       3,029       3,651
      Inventories, net                                               4,944       4,735
      Deferred tax assets, net                                       1,175       1,338
      Prepaid expenses and other current assets                        408         326
                                                                   -------     -------
Total current assets                                                13,508      13,190

Property, plant and equipment, net                                   1,296       1,291
Deferred tax assets, net                                             4,924       4,924
Other assets                                                           280         288
                                                                   -------     -------
Total assets                                                       $20,008     $19,693
                                                                   =======     =======

           See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data) (Unaudited)

                                                                       MARCH 31     December 31
                                                                         2005          2004
                                                                       --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Current maturities of long-term debt                              $    150      $    700
     Accounts payable                                                     1,066           520
     Accrued compensation and related taxes                                 599           549
     Accrued warranty expense                                               131           118
     Accrued other expenses and other current liabilities                   263           352
                                                                       --------      --------
Total current liabilities                                                 2,209         2,239

Commitments and Contingencies
Stockholders' equity:
     Preferred stock; $1.00 par value; 1,000,000 authorized shares
     none issued or outstanding                                              --            --
     Common stock; $.60 par value; 20,000,000 authorized shares:
     12,951,471 and 12,872,618 issued and outstanding shares at
     March 31, 2005 and December 31, 2004, respectively                   7,770         7,723
     Additional paid-in capital                                          22,760        22,794
     Accumulated Deficit                                                (12,731)      (13,063)
                                                                       --------      --------
Total stockholders' equity                                               17,799        17,454

                                                                       --------      --------
Total liabilities and stockholders' equity                             $ 20,008      $ 19,693
                                                                       ========      ========

            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data) (Unaudited)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      2005          2004
                                                  ------------   ------------
                                                  (SEE NOTE 1)   (see note 1)

Sales                                               $  5,540      $  4,970
Expenses
              Cost of products                         3,100         2,871
              Selling, general & administrative        1,950         1,690
                                                    --------      --------
                                                       5,050         4,561
                                                    --------      --------

Operating income                                         490           409
Other income (expense):
              Interest expense                            (5)          (78)
              Other income (expense)                      20             9
                                                    --------      --------
Total other income (expense)                              15           (69)
                                                    --------      --------

Income before income tax                                 505           340

Income tax expense                                      (173)           --

                                                    --------      --------
Net income                                          $    332      $    340
                                                    ========      ========

Net income per share-basic:                         $   0.03      $   0.04
                                                    ========      ========

Net income per share-diluted:                       $   0.02      $   0.03
                                                    ========      ========

Weighted average shares outstanding-basic             12,885         9,301
                                                    ========      ========
Weighted average shares outstanding-diluted           13,470        12,114
                                                    ========      ========

            See notes to condensed consolidated financial statements.

                            RELM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (In thousands, except share data) (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2005         2004
                                                              -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $   332      $   340
Adjustments to reconcile net income to net cash
provided by operating activities:
    Allowance for doubtful accounts                                (8)          34
    Inventories reserve                                            (1)          --
    Deferred tax expense                                          163           --
   Depreciation and amortization                                  132          160
   Change in operating assets and liabilities:
     Accounts receivable                                          630          125
     Inventories                                                 (208)         569
     Accounts payable                                             546          235
     Prepaid expenses and other current assets                    (82)          50
     Other assets                                                   8           12
     Accrued compensation and related taxes                        50          (23)
     Accrued warranty expense                                      13            0
     Accrued other expenses and other current liabilities         (89)         (33)
                                                              -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,486        1,469

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                       (137)         (51)
Collections on notes receivable                                    --            4
                                                              -------      -------
NET CASH USED IN INVESTING ACTIVITIES                            (137)         (47)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                             13          478
Repayment of debt                                                (550)          --
Net decrease in revolving credit lines                             --       (1,272)
                                                              -------      -------
CASH USED IN FINANCING ACTIVITIES                                (537)        (794)

Increase in cash                                                  812          628
Cash and cash equivalents, beginning of period                  3,140        1,293
                                                              -------      -------
Cash and cash equivalents, end of period                      $ 3,952      $ 1,921
                                                              =======      =======

SUPPLEMENTAL DISCLOSURE
Interest paid                                                 $     5      $    78
                                                              =======      =======
Income tax paid                                               $    45      $    13
                                                              =======      =======
NON-CASH FINANCING ACTIVITY
    Conversion of notes to stockholders' equity               $    --      $   200
    Conversion of warrants to stockholders' equity            $    37      $    --
                                                              =======      =======

            See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of income for the three months ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2004 has been derived from the Company's audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for a full year.

2.  SIGNIFICANT EVENTS AND TRANSACTIONS

In January 2005, the Company announced the award of a contract to one of its dealers to provide BK Radio-brand portable two-way transceivers to the California Department of Forestry (CDF) for deployment in forests throughout the state. The contract is effective through June 30, 2007 and provides for purchases up to approximately $5,400. It does not specify purchase dates or quantities of equipment.

In January 2005, the Company introduced a new line of six mobile radios, the RM Series. Engineered for a wide range of applications, the RELM RM Series mobiles operate in one of three frequency bands (either 136-174 MHz VHF, 430-470 MHz UHF or 470-512 MHz UHF) and with high-power (45 watts) and low-power (25 watts) models. The new products are Federal Communications Commission (FCC) type accepted as well as Industry Canada (IC) certified.

In March 2005, the cryptographic module for the Company's flagship BK Radio digital portable radio, the DPHx, was officially validated to FIPS 140-2 by the National Institute of Standards and Technology (NIST). The DPHx, which is fully compliant with the APCO Project 25 (P25) technical standard for public safety radio, is now available with tested and proven encryption capabilities. The Company believes encryption will enable it to address a much broader and growing array of market opportunities for P25 digital radios, particularly in homeland security.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

In April 2005, the Company introduced a new high-specification, enhanced and expanded portable radio for field command and coordination functions, the BK Radio GPH-CMD. Capable of field communications over 500 channels, with 25 groups of 20 channels per group, the new BK Radio GPH-CMD radio is designed for operation on the 136-174 MHz VHF frequency band. Meeting rigid MIL-STD 810 C/D/E military specifications, the new BK Radio GPH-CMD has also received FCC Type Acceptance as well as IC certification.

In April 2005, the Company introduced two new portable analog radios, The RELM/BK RP3000 and RP3600 series. This marks the official debut of the new RELM/BK product line of mid-range professional-grade radios. The Relm/BK RP 3000 is a palm-size yet rugged VHF (145-175 MHz) or UHF (440-470 MHz) portable radio with 16 programmable channels and a built-in pager with siren and silent vibrate alerts. The Relm/BK RP 3600, also palm-sized, contains 128 programmable channels in 16 zones, plus the built-in pager, voice storage capability, programming by keypad or PC and much more. Both models have received FCC Type Acceptance and IC certification.

In April 2005, the Company announced that its Board of Directors is exploring various strategic alternatives and has engaged Jefferies Quarterdeck, a division of Jefferies and Company, Inc., as the Company's financial advisor. There is no assurance that this process will result in any specific transaction.

3.  ALLOWANCE ON TRADE RECEIVABLES

The allowance for collection losses on trade receivables was approximately $81 on gross trade receivables of $3,110 at March 31, 2005. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company's gross receivables as of March 31, 2005. Because the amount that the Company will actually collect on the receivables outstanding as of March 31, 2005 cannot be known with certainty, the Company relies on prior experience. The Company's historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, the Company's allowance on trade receivables is approximately 3% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer's invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer's balance. As of March 31, 2005, there was no specific allowance.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

4.  INVENTORIES

The components of inventory, net of reserves totaling $2,477 at March 31, 2005 and $2,478 at December 31, 2004, respectively, consist of the following:

                            MARCH 31  December 31
                              2005       2004
                            --------  -----------

         Finished goods      $1,929     $1,952
         Work in process      1,129        851
         Raw materials        1,886      1,932
                             ------     ------
                             $4,944     $4,735
                             ======     ======

The reserve for slow-moving, excess, or obsolete inventory is used to state the Company's inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales of its inventory as of March 31, 2005 cannot be known with certainty, the Company relies on past sales experience, future sales forecasts, and its strategic business plans to determine the amount of the reserve. Generally, in analyzing inventory, the Company classifies it as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year, the Company reserves 80% of its cost. For inventory with usage in the past year, the Company reviews the average annual usage over the past three years, projects that amount over the next five years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years.

5.  INCOME TAXES

A non-cash deferred tax expense of approximately $163 and a non-cash alternative minimum tax expense of approximately $10 have been recorded for the three months ended March 31, 2005.

As of March 31, 2005, the Company recognized a net deferred tax asset of approximately $6,099 compared to $6,262 as of December 31, 2004. This asset is primarily composed of net operating loss carry forwards (NOL's). These NOL's total approximately $28,313 for federal purposes and $30,066 for state purposes, with expirations starting in 2005 through 2024.

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

In order to fully realize the net deferred tax asset, the Company must generate sufficient taxable income in future years prior to the expiration of our NOL's. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset is based upon the Company's conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005 and historical operating results in 2004, 2003 and 2002, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. The Company concluded that based on the weight of available evidence it is more likely than not to realize a benefit from its net deferred tax asset recorded at March 31, 2005. The amount of the net deferred tax asset as of March 31, 2005 decreased by approximately $163 reflecting the tax effect of the Company's taxable income for the three months ended March 31, 2005.

The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future. Future losses or income may make it necessary to decrease or increase the net deferred tax asset and recognize an income tax expense or benefit.

The Federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

6.  STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 2005 are as follows:

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

                                                          COMMON STOCK            ADDITIONAL
                                                    -------------------------       PAID-IN      ACCUMULATED
                                                      SHARES         AMOUNT         CAPITAL         DEFICIT          TOTAL
                                                    ----------     ----------     ----------      ----------      ----------
         Balance at December 31, 2004               12,872,618     $    7,723     $   22,794      $  (13,063)     $   17,454

                  Common stock option exercise          17,500             10              3              --              13
                  Common stock warrant exercise         61,353             37            (37)             --              --
                  Net income                                --             --             --             332             332
                                                    ----------     ----------     ----------      ----------      ----------
         Balance at March  31, 2005                 12,951,471     $    7,770     $   22,760      $  (12,731)     $   17,799
                                                    ==========     ==========     ==========      ==========      ==========

7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            2005             2004
                                                         -----------     -----------
         Numerator:
            Net income (numerator for basic
            and diluted earnings per share)              $       332     $       340
         Denominator:
            Denominator for basic earnings per share
            weighted average shares                       12,884,803       9,301,226
         Effect of dilutive securities:
            Options                                          493,695         528,285
             Warrants                                         91,825       1,755,197
             Convertible notes                                    --         530,135
                                                         -----------     -----------

         Denominator for diluted earnings per share-
             adjusted weighted average shares             13,470,323      12,114,843
                                                         -----------     -----------
         Basic income per share                          $      0.03     $      0.04
                                                         ===========     ===========

         Diluted income per share                        $      0.02     $      0.03
                                                         ===========     ===========

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

A total of 488,000 shares related to options are not included in the computation of earnings per share for the three months ended March 31, 2005, and a total of 614,000 shares related to options are not included in the computation of earnings per share for the three months ended March 31, 2004 because the exercise prices of these options exceeded the average market price for the Company's common stock.

8.  STOCK BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation cost is reflected in the Company's net income related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation & Financial Accounting Standard (FAS) 148 "Accounting for Stock Based Corporation, Transition and Disclosure, an amendment of FASB Statement No. 123," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                       2005         2004
                                                     -------      -------
Net income as reported                               $   332      $   340

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (36)         (22)

Pro forma net income                                 $   296      $   318
                                                     =======      =======

Basic income per share:
              As reported                            $  0.03      $  0.04
                                                     =======      =======
              Pro forma                              $  0.02      $  0.03
                                                     =======      =======

Diluted income per share:
              As reported                            $  0.02      $  0.03
                                                     =======      =======
              Pro forma                              $  0.02      $  0.03
                                                     =======      =======

These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 3.77% and 4.625%; dividend yields of 0%; volatility factors of the expected market price of the common stock of 1.025% and 99.3%; and a weighted-average expected life of the option of four years.

9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

LEGAL PROCEEDINGS

In June 1997, substantially all of the assets of a RELM specialty-manufacturing subsidiary were sold. The asset purchase agreement contains indemnification

                                    Unaudited
                (in Thousands, Except Share Data and Percentages)

provisions, which could result in liability for both parties. Presently, one indemnification claim is pending against the Company. On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas. RELM Wireless Corporation, RELM Communications, Incorporated, and the purchaser of the assets of the Company's former specialty-manufacturing subsidiary are named defendants in the lawsuit. The Company has insurance coverage for this matter. Counsel named by the insurer is continuing to vigorously defend this claim. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome is remote.

The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon the Company's consolidated financial position or results of operations.

OTHER

As of March 31, 2005, the Company has commitments for purchase orders from suppliers of approximately $3,978.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

EXECUTIVE SUMMARY

Our operating results and financial position for the three months ended March 31, 2005 improved compared to the same period last year. We also completed development of and introduced new products that we believe will contribute to our near-term and extended future growth.

For the three months ended March 31, 2005, sales increased approximately 11.5% ($0.6 million) compared to the same period last year while gross margins as a percent of sales improved to 44.0% from 42.2% compared to the same period last year. Pretax income increased approximately 48.5% ($0.2 million) to $0.5 million. For the quarter, we recognized a non-cash deferred tax expense of approximately $0.2 million. For the same period last year we did not record any income tax expense or benefit. Net income for the quarter totaled approximately $0.3 million, or $0.03 per basic and $0.02 per fully diluted share, compared to net income of approximately $0.3 million, or $0.04 per basic and $0.03 per fully diluted share, for the same period last year.

Our balance sheet as of March 31, 2005 also improved compared to the period ended December 31, 2004, including a 25.9% ($0.8 million) increase in cash and a 78.6% ($0.6 million) reduction in the current maturities of long term debt.

During the three months ended March 31, 2005, we completed eleven new two-way radio products as well as encryption capability for our APCO Project 25 digital portable radio. One of these new radio products, the GPH-CMD, resulted in the award of a contract to the Company valued at up to $5.4 million to provide this product to the California Department of Forestry (CDF). The contract, effective through June 30, 2007, does not specify purchase dates or quantities of equipment. Our new encryption module enables us to address a much broader and growing array of market opportunities for P25 digital radios, particularly in homeland security. The other new radio products significantly broaden our product offerings, particularly in commercial, industrial and local municipality applications.

In April 2005, we announced that our Board of Directors is exploring various strategic alternatives and has engaged Jefferies Quarterdeck, a division of Jefferies and Company, Inc., as our financial advisor. There is no assurance that this process will result in any specific transaction.

RESULTS OF OPERATIONS

The following table shows each item from the condensed consolidated statements of income expressed as a percentage of sales:

                                         PERCENTAGE OF SALES
                                         ------------------
                                         THREE MONTHS ENDED
                                              MARCH 31,
                                          2005        2004
                                         -----       -----

         Sales                           100.0%      100.0%
         Cost of sales                   (56.0)      (57.8)
                                         -----       -----
         Gross margin                     44.0        42.2
         Selling, general and
           administrative expenses       (35.2)      (34.0)
         Interest expense                 (0.1)       (1.6)
         Other income                      0.4         0.2
                                         -----       -----
         Pretax income                     9.1         6.8
         Income tax expense               (3.1)         --
                                         -----       -----
         Net income                        6.0%        6.8%
                                         =====       =====

NET SALES

Net sales for the three months ended March 31, 2005 increased approximately $0.6 million (11.5%) to approximately $5.5 million from $4.9 million for the same period last year. This increase was driven entirely by the introduction of new products.

Sales of new products for the three months ended March 31, 2005 increased approximately 24.7% ($0.6 million) compared to the same period last year. This includes sales of our digital APCO Project 25 radios used by government and public-safety agencies, our new GPH-CMD portable radio custom-designed for the California Department of Forestry (CDF), which was specified in the contract awarded by the CDF during the first quarter, and our expanding line of RP-Series products targeted for commercial, industrial and municipal applications. Sales of conventional analog products for the three months ended March 31, 2005 remained flat compared to the same period last year.

More new APCO Project 25 digital radios and related capabilities are planned for later this year. The migration of existing and new users to these newer, more feature-rich products, we believe will fuel growth in total sales. To capitalize on the advantages of our new products and the accelerating migration to APCO Project 25 digital products, we expanded our sales and marketing staff and activities in the first quarter 2005. We expect to continue this focus during the remainder of the year.

COST OF SALES AND GROSS MARGIN

Cost of sales as a percentage of sales for the three months ended March 31, 2005 decreased to 56.0% from 57.8% for the same period last year.

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

The mix of products in our total sales has also contributed to improved margins. Sales of newer, higher-specification products that incorporate recent, more cost-effective product designs, including APCO Project 25 digital products, and sales of new analog products comprised a greater portion of our total sales in the first quarter 2005 compared to the same period in 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses.

For the three months ended March 31, 2005, SG&A expenses totaled approximately $2.0 million (35.2% of sales) compared to approximately $1.7 million (34.0% of sales) for the same period in 2004.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives.

Product development and engineering staff and expenses increased by approximately $0.2 million (51.6%) for the three months ended March 31, 2005 compared to the same period last year. This increase is intended to expedite the completion and introduction of new products, particularly additional APCO Project 25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require substantial engineering investment. Our internal development efforts are focused on our digital product program. This program is planned to yield additional new products through 2006. We anticipate that these products will be the primary source of future sales growth.

Sales and marketing expenses increased by approximately $0.1 million (11.1%) for the three months ended March 31, 2005 compared to the same period last year. During the quarter, we added direct sales staff and incurred additional expenses for sales and marketing initiatives designed to drive sales growth, particularly from government and public safety opportunities for APCO Project 25 digital products. Sales commissions as a percentage of sales decreased during the year as a greater portion of our sales were made through direct channels or at reduced rates, partially offsetting the additional staff and expenses.

General and administrative expenses for the three months ended March 31, 2005 decreased by approximately $13,000 (2.2%) compared to the same period last year due to the elimination of certain debt related costs.

OPERATING INCOME

Operating income for the three months ended March 31, 2005 was approximately $490,000 compared to $409,000 for the same period last year. The improvement is attributable to sales growth and product mix as well as product and manufacturing improvements which reduced product costs.

INTEREST EXPENSE

For the three months ended March 31, 2005, interest expense decreased by approximately $73,000 (93.6%) to $5,000 from $78,000 for the same period last year. This reduction is the result of the December 31, 2004 retirement of our convertible subordinated notes. Also, primarily as a result of our improved cash position, we had no outstanding principal balance under the revolving line of credit during the first quarter 2005 compared to an outstanding principal balance of approximately $1.3 million during the same period last year. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

The subordinated convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. Notes totaling an additional $550,000 were retired in January 2005. One note totaling $150,000 presently remains outstanding. The right for this note to convert and to earn interest expired on December 31, 2004.

INCOME TAXES

We recorded a non-cash deferred tax expense of approximately $163,000 and a non-cash alternative minimum tax of approximately $10,000 for the three months ended March 31, 2005. No income tax expense or benefit was recorded for the same period last year.

As of March 31, 2005, we recognized a net deferred tax asset of approximately $6.1 million. This asset is primarily composed of net operating loss carry forwards (NOL's). These NOL's total $28.3 million for federal purposes and $30.1 million for state purposes, with expirations starting in 2005 through 2024.

In order to fully realize the net deferred tax asset, we must generate sufficient taxable income in future years prior to the expiration of our NOL's. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005 and historical operating results in 2004, 2003 and 2002, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. We concluded that based on the weight of available evidence we are more likely than not to realize a benefit from our net deferred tax asset recorded at March 31, 2005. The amount of the net deferred tax asset as of March 31, 2005 decreased by approximately $0.2 million during the three months ended March 31, 2005 reflecting the tax effect of our taxable income for the quarter.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. Future losses or income may make it necessary to decrease or increase our net deferred net tax asset and recognize an income tax expense or benefit.

The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of RELM.

SIGNIFICANT CUSTOMERS

Sales to the United States government represented approximately $1.9 million (34.2%) of our total sales for the three months ended March 31, 2005, compared to approximately $2.3 million (46.4%) for the same period last year.

INFLATION AND CHANGING PRICES

Inflation and changing prices for the three months ended March 31, 2005 have contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize contract manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, net cash provided by operating activities totaled approximately $1.5 million, largely unchanged from the same period last year. The cash provided by operations is primarily attributable to net income for the period of approximately $0.3 million compared to net income of approximately $0.3 million for the same period last year. Changes in components of working capital, particularly accounts receivable and accounts payable, also contributed to cash provided by operations.

Sales growth and accelerated collections during the period contributed to a decrease in accounts receivable totaling approximately $0.6 million compared to a decrease of approximately $0.1 for the same period last year. Accounts payable for the period increased approximately $0.5 million compared to an increase of approximately $0.2 million for the same period last year as we generally succeeded in obtaining more favorable terms from suppliers. Inventory net of reserve increased by approximately $0.2 million during the period as a result of the purchases of new product inventory. This compares to a decrease of $0.6 million for the same period last year driven by improved sales of items in existing inventory. Net deferred tax assets decreased approximately $0.2 million reflecting the impact of deferred tax expense for the period. No net deferred tax asset was recognized for the same period last year. Depreciation and amortization totaled approximately $132,000 for the three months ended March 31, 2005 compared to $160,000 for the same period last year as certain assets became fully depreciated or amortized.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products and computer equipment. Capital expenditures for the period were approximately $137,000 compared to approximately $51,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $0.5 million was used in financing activities for the three months ended March 31, 2005 compared to approximately $0.8 million used during the same period last year. We repaid $550,000 of our subordinated convertible notes during the first quarter 2005. There were no note repayments last year. During the same period last year we repaid the entire balance, approximately $1.3 million, on our revolving line of credit. There have been no amounts outstanding under the revolving line of credit since the first quarter last year. Also, in the first quarter last year we received approximately $0.5 million in net proceeds from the exercise of public warrants and the conversion of certain subordinated convertible notes.

We have a revolving line of credit for up to $3.5 million, which expires in January 2007 and is secured by substantially all of the Company's assets, principally trade receivables and inventory. In October 2004, certain terms and conditions of the credit agreement were modified, which reduced related costs and ease reporting requirements. Under the formula for calculating the available credit on our facility, approximately $3.4 million was available as of March 31, 2005. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of March 31, 2005, we were in compliance with all such covenants.

Our subordinated convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date, and as of December 31, 2004, notes totaling $700,000 remained outstanding. Notes totaling $550,000 were tendered, repaid and retired in January 2005. Currently, one note totaling $150,000 remains outstanding. The rights for this note to convert to RELM common stock and to earn interest have expired.

Our cash balance at March 31, 2005 was approximately $4.0 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's future contractual obligations for the next five years and in the aggregate as of March 31, 2005:

(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                      PAYMENTS DUE BY PERIOD AS OF MARCH 31:
-------------------------------------------------------------------------------------------------------------------
                                             TOTAL       2005        2006         2007          2008        2009
-------------------------------------------------------------------------------------------------------------------
Future minimum lease commitments         $     2,309  $     365  $       486  $        486  $       486  $     486
-------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes           $       150  $     150  $        --  $         --  $        --  $      --
-------------------------------------------------------------------------------------------------------------------
Revolving credit facility                $        --  $      --  $        --  $         --  $        --  $      --
-------------------------------------------------------------------------------------------------------------------
Standby letters of credit                $        --  $      --  $        --  $         --  $        --  $      --
-------------------------------------------------------------------------------------------------------------------
Purchase orders                          $     3,978  $   3,978  $        --  $         --  $        --  $      --
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

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company's balance sheet and statement of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to reduce its deferred tax assets in the future.

Sales
-----

Sales are recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. We periodically review our sales recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States and Staff Accounting Bulleting No. 104.

Allowance for Collection Losses
-------------------------------

The allowance for collection losses was approximately $81,000 on gross trade receivables of approximately $3.1 million as of March 31, 2005. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of March 31, 2005. Because the amount that we will actually collect on the receivables outstanding as of March 31, 2005 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 3% of gross receivables. We may also maintain a specific allowance for customer accounts that we anticipate may not be collectible for various reasons such as bankruptcy and other liquidity issues. We analyze the trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. Based on this analysis, we may reserve a portion or all of a particular customer's balance. As of March 31, 2005, there was no specific allowance. We believe that sales and total receivables will increase during 2005, and accordingly, we may experience an increase in this allowance.

Inventory Reserve
-----------------

The reserve for slow-moving, excess, or obsolete inventory was $2.5 million at March 31, 2005. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of March 31, 2005 cannot be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next five years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility. The lender presently charges interest at 1.00% over the prime rate.

Our primary exposure to market risk is to changes in interest rates. Presently, we have neither fixed or variable rate debt. All but $150,000 of our subordinated convertible notes have been repaid and no interest accrues on the remaining note, in accordance with its terms and conditions. We have no variable rate debt outstanding under our revolving line of credit as of March 31, 2005. As debt instruments mature, we refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt, but has no impact on interest incurred or cash flows on our fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2005.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act

Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 9 to the Company's condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

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

                                   RELM WIRELESS CORPORATION
                                       (The "Registrant")


Date:  May 4, 2005                 By: /s/ William P. Kelly
                                       ---------------------------------------
                                           William P. Kelly
                                           Executive Vice President and
                                             Chief Financial Officer
                                           (Principal financial and accounting
                                           officer and duly authorized officer)

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