Form 10-Q
period 2005-06-30
RELM WIRELESS CORP
filed 2005-08-04
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

————————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-7336

————————

RELM WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

————————

Nevada	59-3486297
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

7100 Technology Drive

West Melbourne, Florida 32904

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

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

Yes ☐                                No ☒

There were 13,070,824 shares of common stock, $0.60 par value, of the registrant outstanding at July 15, 2005.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$3,684	$3,140
Trade accounts receivable (net of allowance for doubtful
accounts of $80 in 2005 and $89 in 2004)	3,627	3,651
Inventories, net	5,868	4,735
Deferred tax assets, net	868	1,338
Prepaid expenses and other current assets	293	326
Total current assets	14,340	13,190

Property, plant and equipment, net	1,305	1,291
Deferred tax assets, net	4,924	4,924
Other assets	274	288
Total assets	$20,843	$19,693

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$150	$700
Accounts payable	1,095	520
Accrued compensation and related taxes	757	549
Accrued warranty expense	164	118
Accrued other expenses and other current liabilities	351	352
Total current liabilities	2,517	2,239

Long-term debt	—	—

Commitments and Contingencies
Stockholders' equity
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,070,824 and 12,872,618 issued and outstanding shares at June 30, 2005 and December 31, 2004, respectively	7,842	7,723
Additional paid-in capital	22,704	22,794
Accumulated deficit	(12,220)	(13,063)
Total stockholders' equity	18,326	17,454

Total liabilities and stockholders' equity	$20,843	$19,693

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(see note 1)	(see note 1)	(see note 1)	(see note 1)

Sales	$6,408	$4,947	$11,948	$9,918
Expenses
Cost of products	3,142	2,612	6,242	5,484
Selling, general & administrative	2,422	1,875	4,372	3,565
	5,564	4,487	10,614	9,049

Operating income	844	460	1,334	869
Other income (expense):
Interest expense	(9)	(67)	(14)	(145)
Other income (expense)	(16)	8	4	17
Total other income (expense)	(25)	(59)	(10)	(128)

Income before income tax	819	401	1,324	741

Income tax expense	(308)	—	(481)	—

Net income	$511	$401	$843	$741

Net income per share-basic:	$0.04	$0.04	$0.07	$0.07

Net income per share-diluted:	$0.04	$0.03	$0.06	$0.07

Weighted average shares outstanding-basic	13,034,100	11,050,481	13,031,051	10,149,603
Weighted average shares outstanding-diluted	13,506,155	11,785,811	13,513,333	10,875,316

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net income	$843	$741
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful accounts	(9)	32
Inventories reserve	41	—
Deferred tax expense	470	—
Depreciation and amortization	272	326
Loss on disposal - PPE & other Assets	28	—
Change in operating assets and liabilities:
Accounts receivable	33	(201)
Inventories	(1,174)	426
Accounts payable	575	251
Prepaid expenses and other current assets	33	139
Other assets	14	44
Accrued compensation and related taxes	208	(56)
Accrued warranty expense	46	22
Accrued other expenses and other current liabilities	(1)	(2)
Net cash provided by operating activities	1,379	1,722

Cash flows from investing activities
Purchases of property, plant and equipment	(314)	(127)
Net cash (used in) investing activities	(314)	(127)

Cash flows from financing activities
Proceeds from issuance of common stock	29	3,389
Net decrease in revolving credit lines	—	(1,272)
Repayment of debt	(550)	—
Cash provided by (used in) financing activities	(521)	2,117

Increase in cash	544	3,712
Cash and cash equivalents, beginning of year	3,140	1,293
Cash and cash equivalents, end of period	$3,684	$5,005

Supplemental disclosure
Interest paid	$14	$145
Income tax paid	$45	$—

Non-cash financing activity
Conversion of notes to stockholders' equity	$—	$200
Conversion of warrants to stockholders' equity	$99	$—

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company no later than January 1, 2006. The Company does not expect that the adoption of SFAS No. 154 will have material impact on its consolidated financial position, results of operations or cash flows.

2. Significant Events and Transactions

In April 2005, the Company announced that its Board of Directors is exploring various strategic alternatives and has engaged Jefferies Quarterdeck, a division of Jefferies and Company, Inc., as the Company’s financial advisor. There is no assurance that this process will result in any specific transaction.

In May 2005, the Company enhanced its digital APCO Project 25 base stations with the addition of Voice over Internet Protocol (VoIP) transmitting and receiving capabilities with remote access and control. This capability effectively extends the communication area of APCO Project 25 radios while the radio network remains independent of cellular and conventional telephone networks.

In June 2005, the Company’s BK Radio-brand digital mobile radio, the DMH, received type acceptance and approval from the FCC. The DMH complies with APCO Project 25 standards. The Company anticipates introducing and shipping this product in the third quarter 2005.

In July 2005, the Company was awarded an exclusive contract to provide portable two-way radios to the United States Postal Service. The contract is effective immediately for an initial term of one year and provides for four one-year renewals, and is terminable by either party upon 180 days’ written notice. The contract does not specify purchase dates or quantities of equipment.

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

3. Allowance on Trade Receivables

The allowance for collection losses on trade receivables was approximately $80 on gross trade receivables of $3,707 at June 30, 2005. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of June 30, 2005. Because the amount that the Company will actually collect on the receivables outstanding as of June 30, 2005 cannot be known with certainty, the Company relies on prior experience. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 2% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer’s balance. As of June 30, 2005, there was no specific allowance.

4. Inventories

The components of inventory, net of reserves totaling $2,519 at June 30, 2005 and $2,478 at December 31, 2004, respectively, consist of the following:

	June 30, 2005	December 31, 2004

Finished goods	$2,605	$1,952
Work in process	1,376	851
Raw materials	1,887	1,932
	$5,868	$4,735

The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales of its inventory as of June 30, 2005 cannot be known with certainty, the Company relies on past sales experience, future sales forecasts, and its strategic business plans to determine the amount of the reserve. Generally, in analyzing inventory, the Company classifies it as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year, the Company reserves 80% of its cost. For inventory with usage in the past year, the Company reviews the average annual usage over the past three years, projects that amount over the next five years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years.

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

5. Income Taxes

Non-cash deferred tax expense of approximately $308 and $481 has been recorded for the three and six months ended June 30, 2005, respectively.

As of June 30, 2005, the Company recognized a net deferred tax asset of approximately $5,792 compared to $6,262 as of December 31, 2004. This asset is primarily composed of net operating loss carry forwards (NOL’s). These NOL’s total approximately $27,500 for federal purposes and $29,200 for state purposes, with expirations starting in 2005 through 2024.

In order to fully realize the net deferred tax asset, the Company must generate sufficient taxable income in future years prior to the expiration of its NOL’s. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005 and historical operating results in 2004, 2003 and 2002, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. The Company concluded that based on the weight of available evidence it is more likely than not to realize a benefit from its net deferred tax asset recorded at June 30, 2005. The amount of the net deferred tax asset as of June 30, 2005 decreased by approximately $470 from December 31, 2004, reflecting the tax effect of the Company’s taxable income for the six months ended June 30, 2005.

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

6. Stockholders’ Equity

The consolidated changes in stockholders’ equity for the six months ended June 30, 2005 are as follows:

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	12,872,618	$7,723	$22,794	$(13,063)	$17,454

Common stock option exercise	33,000	20	9	—	29
Common stock warrant exercise	165,206	99	(99)	—	—
Net income	—	—	—	843	843

Balance at June 30, 2005	13,070,824	$7,842	$22,704	$(12,220)	$18,326

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Net income (numerator for basic and diluted earnings per share)	$511	$401	$843	$741
Denominator:
Denominator for basic earnings per share weighted average shares	13,034,100	11,050,481	13,031,051	10,149,603

Effect of dilutive securities:
Options	472,055	547,663	482,282	543,139
Convertible notes	—	187,667	—	182,524

Denominator:
Denominator for diluted earnings per share weighted average shares	13,506,155	11,785,811	13,513,333	10,875,316
Basic income per share	$0.04	$0.04	$0.07	$0.07
Diluted income per share	$0.04	$0.03	$0.06	$0.07

A total of 597,500 and 457,500 shares related to options are not included in the computation of earnings per share for the three and six months ended June 30, 2005, respectively, and a total of 1,569,148 shares related to convertible notes are not included in the computation of earnings per share for the three and six months ended June 30, 2004, respectively, because the exercise prices of these options and the conversion prices of these convertible notes exceeded the average market price for the Company’s common stock.

8. Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations.

SFAS No. 123R was originally required to be adopted by the Company beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, the Company is required to adopt SFAS No. 123R no later than January 1, 2006. The Company is currently assessing the timing and impact of adopting SFAS No. 123R.

No compensation cost is reflected in the Company’s net income related to the stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

stock on the date of grant. Had the expense for the stock-based compensation been determined using the fair value based method defined in SFAS 123R, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$511	$401	$843	$741
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(33)	(69)	(54)
Pro forma net income	$477	$368	$774	$687
Basic income per share:
As reported	$0.04	$0.04	$0.07	$0.07
Pro forma	$0.04	$0.03	$0.06	$0.07
Diluted income per share:
As reported	$0.04	$0.03	$0.06	$0.07
Pro forma	$0.04	$0.03	$0.06	$0.06

These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 3.33% and 2.75%; dividend yields of 0%; volatility factors of the expected market price of the common stock of 98.2% and 108.8%; and a weighted-average expected life of the option of four years.

9. Commitments and Contingencies

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters.

Legal Proceedings

On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas against the Company, RELM Communications, Incorporated, the Company’s former specialty-manufacturing subsidiary and the purchaser of the assets of such former specialty-manufacturing subsidiary. The Company has insurance coverage for this matter. Counsel named by the insurer is continuing to vigorously defend this claim. Counsel believes the Company has meritorious defenses and the likelihood of an unfavorable outcome is remote.

The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Other

As of June 30, 2005, the Company has commitments for purchase orders to suppliers of approximately $3,862.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•

changes in customer preferences;

•

our inventory and debt levels;

•

heavy reliance on sales to the U.S. Government;

•

federal, state and local government budget deficits and spending limitations;

•

quality of management, business abilities and judgment of our personnel;

•

the availability, terms and deployment of capital;

•

competition in the land mobile radio industry;

•

reliance on contract manufacturers;

•

limitations in available radio spectrum for use of land mobile radios;

•

changes or advances in technology; and

•

general economic and business conditions.

We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.

Executive Summary

Our operating results and financial position for the three and six months ended June 30, 2005 improved compared to the same periods last year. We also completed development of, and introduced new products that we believe will contribute to our near-term and future growth.

For the three months ended June 30, 2005, sales increased approximately 29.5% ($1.5 million) compared to the same period last year. For the six months ended June 30, 2005, sales increased approximately 20.5% ($2.0 million) compared to the same period last year. Gross margins as a percent of sales for the three and six months ended June 30, 2005 improved to 51.0% and 47.8%, respectively, compared to 47.2% and 44.7% for the same periods last year.

Pretax income for the three and six months ended June 30, 2005 increased approximately 104.2% ($0.4 million) and 78.7% ($0.6 million), respectively, compared to the same periods last year. For the three and six months ended June 30, 2005, we recognized non-cash deferred tax expense of approximately $0.3 million and $0.5 million, respectively. For the same periods last year we did not record any income tax expense or benefit. Net income for the three and six months ended June 30, 2005 totaled approximately $0.5 million ($0.04 per basic and fully diluted share) and $0.8 million ($0.07 per basic and $0.06 per fully diluted share), respectively, compared to net income of approximately $0.4 million ($0.04 per basic and $0.03 per fully diluted share) and $0.7 million ($0.07 per basic and fully diluted share) for the same periods last year.

Our balance sheet as of June 30, 2005 also improved compared to the period ended December 31, 2004, including an approximately 17.3% ($0.5 million) increase in cash and an approximately 78.6% ($0.6 million) reduction in the current maturities of long term debt.

During the three months ended June 30, 2005, we completed the development of a new digital mobile radio, the DMH, that is complaint with the APCO Project 25 standard. We anticipate introducing and shipping this product starting in the third quarter 2005. The addition of this product should enable us to address a broader array of the growing market opportunities for P25 digital radios, particularly in homeland security.

We were awarded in July 2005 an exclusive contract to provide portable two-way radios to the United States Postal Service. The contract is effective immediately for an initial term of one year and provides for four one-year renewals, and is terminable by either party upon 180 days’ written notice. The contract does not specify purchase dates or quantities of equipment.

In April 2005, we announced that our Board of Directors is exploring various strategic alternatives and has engaged Jefferies Quarterdeck, a division of Jefferies and Company, Inc., as our financial advisor. There is no assurance that this process will result in any specific transaction.

Results of Operations

The following table shows each item from the condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(49.0)	(52.8)	(52.2)	(55.3)
Gross margin	51.0	47.2	47.8	44.7
Selling, general and administrative expenses	(37.8)	(37.9)	(36.6)	(35.9)
Interest expense	(0.1)	(1.3)	(0.1)	(1.5)
Other income	(0.3)	0.0	0.0	0.2
Pretax income	12.8	8.0	11.1	7.5
Income tax expense	(4.8)	—	(4.0)	—
Net income	8.0%	8.0%	7.1%	7.5%

Net Sales

Net sales for the three months ended June 30, 2005 increased approximately 29.5% ($1.5 million) to approximately $6.4 million from approximately $4.9 million for the same period last year.

Net sales for the six months ended June 30, 2005 increased approximately 20.5% ($2.0 million) to approximately $11.9 million from approximately $9.9 million for the same period last year.

These increases were primarily the result of new product introductions and sales from new contracts. This includes sales of our new GPH-CMD portable radio custom-designed for the California Department of Forestry (CDF), which was specified in the contract awarded by the CDF during the first quarter. We also realized strong sales from our expanded line of RP-Series products, many of which were introduced during the first quarter 2005, targeting commercial, industrial and municipal applications. Focused on homeland security, public-safety and other government agencies, our digital APCO Project 25 radios with new encryption capabilities introduced in the first quarter 2005 were significant contributors to sales for the quarter and year-to-date.

We have received type acceptance and approval from the FCC for our BK Radio-brand P25 digital mobile radio, the DMH. We anticipate introducing and shipping this product starting in the third quarter 2005. More new APCO Project 25 digital radios and related capabilities are planned for later this year. The migration of existing and new users to these newer, more feature-rich products, we believe will fuel growth in total sales.

Cost of Sales and Gross Margin

Cost of sales as a percentage of sales for the three months ended June 30, 2005 decreased to 49.0% from 52.8% for the same period last year. Cost of sales as a percentage of sales for the six months ended June 30, 2005 decreased to 52.2% from 55.3% for the same period last year.

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

The mix of products in our total sales has also contributed to improved margins. Sales of newer, higher-specification products that incorporate recent, more cost-effective product designs, including APCO Project 25 digital products, and sales of new analog products comprised a greater portion of our total sales in the first and second quarters of 2005 compared to the same periods last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses.

For the three months ended June 30, 2005, SG&A expenses totaled approximately $2.4 million (37.8% of sales) compared to approximately $1.9 million (37.9% of sales) for the same period last year. For the six months ended June 30, 2005, SG&A expenses totaled approximately $4.4 million (36.6% of sales) compared to approximately $3.6 million (35.9% of sales) for the same period last year.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with certain headquarters expenses.

Product development expenses increased by approximately $112,000 (24.2%) and $304,000 (36.4%), respectively, for the three and six months ended June 30, 2005 compared to the same periods last year. The additional investment in product development is intended to expedite the completion and introduction of new products, including additional APCO Project 25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment. Internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2006. We anticipate that these products will be a primary source of sales growth in the future.

Marketing and selling expenses increased by approximately $314,000 (40.5%) and $392,000 (26.2%), respectively, for the three and six months ended June 30, 2005 compared to the same periods last year. We added field sales staff and incurred additional marketing and promotion expenses for initiatives designed to drive sales growth from government and public safety opportunities for APCO Project 25 digital products, as well as from opportunities with commercial, business and security concerns.

General and administrative expenses increased by approximately ($121,000) (19.0%) for the three months ended June 30, 2005, and increased approximately $111,000 (9.0%) for the six months ended June 30, 2005 compared to the same periods last year. The increases were the result of certain headquarters expenses and professional fees, including those related to our initiative to evaluate strategic alternatives. We also incurred expenses pertaining to compliance with public company internal control and reporting requirements.

Operating Income

Operating income for the three months ended June 30, 2005 increased approximately 83.5% ($384,000) to $844,000, compared to $460,000 for the same period last year. Operating income for the six months ended June 30, 2005 increased approximately 53.5% ($465,000) to $1,334,000 compared to $869,000 for the same period last year. The improvement is attributable to sales growth as well as product and operating improvements which reduced product costs.

Interest Expense

For the three months ended June 30, 2005, interest expense decreased by approximately 86.6% ($58,000) to $9,000 from $67,000 for the same period last year.  For the six months ended June 30, 2005, interest expense decreased by approximately 90.3% ($131,000) to $14,000 from $145,000 for the same period last year.  We incur interest expense on borrowings from our revolving line of credit. These reductions are the result of the December 31, 2004 retirement of our convertible subordinated notes. Also, primarily as a result of our improved cash position, we had no outstanding principal balance under the revolving line of credit during the first six months of 2005. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

The subordinated convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. Notes totaling an additional $550,000 were retired in January 2005. One note totaling $150,000 presently remains outstanding. The right for this note to convert and to earn interest expired on December 31, 2004.

Income Taxes

We recorded non-cash deferred tax expense of approximately $308,000 and $481,000 for the three and six months ended June 30, 2005, respectively. No income tax expense or benefit was recorded for the same period last year.

As of June 30, 2005, we recognized a net deferred tax asset of approximately $5.8 million. This asset is primarily composed of net operating loss carry forwards (NOL’s). These NOL’s total $27.5 million for federal purposes and $29.2 million for state purposes, with expirations starting in 2005 through 2024.

In order to fully realize the net deferred tax asset, we must generate sufficient taxable income in future years prior to the expiration of our NOL’s. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005 and historical operating results in 2004, 2003 and 2002, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. We concluded that based on the weight of available evidence we are more likely than not to realize a benefit from our net deferred tax asset recorded at June 30, 2005. The amount of the net deferred tax asset as of June 30, 2005 decreased by approximately $0.5 million during the six months ended June 30, 2005 reflecting the tax effect of our taxable income for the six month period.

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

Significant Customers

Sales to the United States government represented approximately $2.05 million (31.9%) and $3.94 million (33.0%) of our total sales for the three and six months ended June 30, 2005, respectively, compared to approximately $1.82 million (36.8%) and $4.1 million (41.4%), respectively, for the same period last year.

Inflation and Changing Prices

Inflation and changing prices for the three and six months ended June 30, 2005 have contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize contract manufacturers.

Liquidity and Capital Resources

For the six months ended June 30, 2005, net cash provided by operating activities totaled approximately $1.4 million, compared to approximately $1.7 million for the same period last year. The cash provided by operations is primarily attributable to net income for the period of approximately $0.8 million compared to net income of approximately $0.7 million for the same period last year. Changes in components of working capital, particularly deferred tax assets, accounts payable and accrued expenses, also contributed to cash provided by operations.

Accounts payable for the period increased approximately $0.6 million compared to an increase of approximately $0.3 million for the same period last year as we generally succeeded in obtaining more favorable terms from suppliers. Inventory net of reserve increased by approximately $1.1 million during the period reflecting the purchases of new product inventory and anticipated seasonal increases in demand during the third quarter. This compares to a decrease of $0.4 million for the same period last year driven by sales of older products in existing inventory. Net deferred tax assets decreased approximately $0.5 million reflecting the impact of deferred tax expense for the period. No net deferred tax asset was recognized for the same period last year. Depreciation and amortization totaled approximately $272,000 for the six months ended June 30, 2005 compared to $326,000 for the same period last year as certain assets became fully depreciated or amortized.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the period were approximately $314,000 compared to approximately $127,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $0.5 million was used in financing activities for the six months ended June 30, 2005 compared to approximately $2.1 million provided by financing activities during the same period last year. We repaid $550,000 of our subordinated convertible notes during the first quarter 2005. There were no note repayments last year. During the same period last year we repaid the entire balance, approximately $1.3 million, on our revolving line of credit. There have been no amounts outstanding under the revolving line of credit since the first quarter last year. Also, in the first six months last year we received approximately $3.4 million in net proceeds from the exercise of public warrants and the conversion of certain subordinated convertible notes.

We have a revolving line of credit for up to $3.5 million, which expires in January 2007 and is secured by substantially all of the Company’s assets, principally trade receivables and inventory. In October 2004, certain terms and conditions of the credit agreement were modified, which reduced related costs and ease reporting requirements. Under the formula for calculating the available credit on our facility, approximately $3.4 million was available as of June 30, 2005. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of June 30, 2005, we were in compliance with all such covenants.

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

Our cash balance at June 30, 2005 was approximately $3.6 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our sales recognition process and our more subjective accounting estimation processes. These processes affect our reported sales and current assets and are therefore critical in assessing the financial and operation status of the Company. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain assumptions that if incorrect could create an adverse impact on the Company’s operations and financial position.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s balance sheet and statement of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent and historical operating results, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to reduce its deferred tax assets in the future.

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

Allowance for Collection Losses

The allowance for collection losses was approximately $80,000 on gross trade receivables of approximately $3.7 million as of June 30, 2005. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of June 30, 2005. Because the amount that we will actually collect on the receivables outstanding as of June 30, 2005 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 2% of gross receivables. We may also maintain a specific allowance for customer accounts that we anticipate may not be collectible for various reasons such as bankruptcy and other liquidity issues. We analyze the trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. Based on this analysis, we may reserve a portion or all of a particular customer’s balance. As of June 30, 2005, there was no specific allowance. We believe that sales and total receivables will increase during 2005, and accordingly, we may experience an increase in this allowance.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.5 million at June 30, 2005. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of June 30, 2005 cannot be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans to determine the amount of the reserve. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next five years.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility. The lender presently charges interest at 1.00% over the prime rate.

Our primary exposure to market risk is to changes in interest rates. Presently, we have neither fixed or variable rate debt. All but $150,000 of our subordinated convertible notes have been repaid and no interest accrues on the remaining note, in accordance with its terms and conditions. We have no variable rate debt outstanding under our revolving line of credit as of June 30, 2005. As debt instruments mature, we refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt, but has no impact on interest incurred or cash flows on our fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 9 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company’s 2005 annual meeting of stockholders was held on May 11, 2005 at its corporate offices at 7100 Technology Drive, West Melbourne, Florida to vote on 1) the election of six (6) directors to hold office until the annual meeting of stockholders in 2006 and until their respective successors are duly elected and qualified and 2) an amendment to the Company’s 1997 Stock Option Plan, as amended, to increase the number of shares of common stock reserved for issuance under the plan to 1,750,000 from 1,500,000.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitation.

The holders of record of an aggregate of 11,932,947 shares of the Company’s common stock, out of 12,951,471 shares outstanding on the record date (April 1, 2005) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected and the amendment to the stock option plan was approved by shareholders, with voting as detailed below:

1) Election of Directors:

	For	Withheld

Donald F. U. Goebert	11,043,782	889,165
David P. Storey	11,234,576	698,371
Ralph R. Whitney	11,274,327	658,620
James C. Gale	11,246,545	686,402
George N. Benjamin III	11,167,554	765,393
Randolph K. Piechocki	11,258,309	674,638

2) Approval of the Amendment to the Company’s Stock Option Plan:

Votes For	Votes Against	Votes Abstained
6,170,223	811,737	4,950,987

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 4, 2005	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 4, 2005	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).