Form 10-Q
period 2005-09-30
RELM WIRELESS CORP
filed 2005-11-01
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-7336

______________

RELM WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

______________

Nevada	59-3486297
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

7100 Technology Drive

West Melbourne, Florida  32904

(Address of principal executive offices and Zip Code)

(321) 984-1414

Registrant’s telephone number, including area code:

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

Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

There were 13,113,324 shares of common stock, $0.60 par value, of the registrant outstanding at October 14, 2005.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,385	$3,140
Trade accounts receivable (net of allowance for doubtful accounts of $79 in 2005 and $89 in 2004)	5,922	3,651
Inventories, net	5,920	4,735
Deferred tax assets, net	165	1,338
Prepaid expenses and other current assets	414	326
Total current assets	14,806	13,190

Property, plant and equipment, net	1,228	1,291
Deferred tax assets, net	4,924	4,924
Other assets	364	288
Total assets	$21,322	$19,693

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	September 30 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$700
Accounts payable	292	520
Accrued compensation and related taxes	997	549
Accrued warranty expense	164	118
Accrued other expenses and other current liabilities	353	352
Total current liabilities	1,806	2,239

Long-term debt	—	—

Commitments and Contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,113,324 and 12,872,618 issued and outstanding shares at September 30, 2005 and December 31, 2004, respectively	7,868	7,723
Additional paid-in capital	22,702	22,794
Accumulated Deficit	(11,054)	(13,063)
Total stockholders’ equity	19,516	17,454

Total liabilities and stockholders’ equity	$21,322	$19,693

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(see note 1)	(see note 1)	(see note 1)	(see note 1)
Sales	$7,602	$5,186	$19,550	$15,104
Expenses
Cost of products	3,424	2,758	9,667	8,242
Selling, general & administrative	2,319	1,847	6,691	5,412
	5,743	4,605	16,358	13,654

Operating income	1,859	581	3,192	1,450
Other income (expense):
Interest expense	(15)	(77)	(28)	(222)
Other income (expense)	25	(2)	28	14
Total other income	10	(79)	—	(208)

Income before income tax	1,869	502	3,192	1,242

Income tax expense	(703)	—	(1,183)	—

Net income	$1,166	$502	$2,009	$1,242

Net income per share-basic:	$0.09	$0.04	$0.15	$0.11
Net income per share-diluted:	$0.09	$0.04	$0.15	$0.11

Weighted average shares outstanding basic	13,101,016	12,864,715	13,054,458	11,114,553
Weighted average shares outstanding diluted	13,704,831	13,362,264	13,553,644	11,769,487

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities
Net income	$2,009	$1,242
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	(10)	32
Inventories reserve	79	64
Deferred tax expense	1,173	—
Depreciation and amortization	411	494
Loss on disposal - PPE & other Assets	38	—
Change in operating assets and liabilities:
Accounts receivable	(2,261)	(506)
Inventories	(1,264)	704
Accounts payable	(228)	(153)
Prepaid expenses and other current assets	(88)	124
Other assets	(76)	51
Accrued compensation and related taxes	448	(34)
Accrued warranty expense	46	22
Accrued other expenses and other current liabilities	1	21
Net cash provided by operating activities	278	2,061

Cash flows from investing activities
Purchases of property, plant and equipment	(386)	(222)
Net cash used in investing activities	(386)	(222)

Cash flows from financing activities
Proceeds from issuance of common stock	53	3,372
Net decrease in revolving credit lines	—	(1,272)
Repayment of debt	(700)	—
Cash provided by (used in) financing activities	(647)	2,100

Increase (decrease) in cash	(755)	3,939
Cash and cash equivalents, beginning of year	3,140	1,293
Cash and cash equivalents, end of period	$2,385	$5,232

Supplemental disclosure
Interest paid	$47	$222
Income tax paid	$45	$—
Non-cash financing activity
Conversion of notes to stockholders’ equity	$—	$200
Conversion of warrants to stockholders’ equity	$99	$—

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for a full year.

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

2.

Significant Events and Transactions

In July 2005, the Company was awarded a contract by the United States Postal Service (USPS) to provide on an exclusive basis two-way portable radios and accessories to installations throughout the U.S. and its territories and possessions, including main and associate post offices, administrative offices, training and technical centers, and headquarters. These products will be utilized by delivery and administrative operations, window services, law enforcement, and general applications. The contract is designated as an exclusive requirements contract. Accordingly, it requires that all USPS two-way radio requirements in these categories be provided by RELM. The contract has an initial term of one year and provides for four one-year renewals, and is terminable by either party upon 180 days’ written notice. The contract does not specify purchase dates or quantities of equipment.

In August 2005, the Company’s APCO Project 25 (P25) digital portable radio, the DPHx, was recommended for fire use by the U. S. Bureau of Land Management (BLM), after passing rigorous testing by BLM and the U. S. National Inter-Agency Fire Center (NIFC) for durability under extreme fire conditions. The Company believes this recommendation represents a significant sales opportunity, as BLM agencies are now permitted to purchase the DPHx for fire applications.

In September 2005, the Company received orders totaling approximately $8.9 million from four federal government agencies and the California Department of Forestry. The orders were for a variety of products, including digital radios that are compliant with the P25 technical standard. Initial product orders were delivered in September 2005, with the remainder scheduled for delivery during the fourth quarter 2005.

Effective on October 14, 2005, the Company’s common stock was listed on the American Stock Exchange and commenced trading under the symbol “RWC.”

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

3.

Allowance on Trade Receivables

The allowance for collection losses on trade receivables was approximately $79 on gross trade receivables of $6,000 at September 30, 2005. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of September 30, 2005. Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2005 cannot be known with certainty, the Company relies on prior experience. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 1.3% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer’s balance. As of September 30, 2005, there was no specific allowance.

4.

Inventories

The components of inventory, net of reserves totaling $2,557 at September 30, 2005 and $2,478 at December 31, 2004, respectively, consist of the following:

	September 30, 2005	December 31, 2004
Finished goods	$2,642	$1,952
Work in process	1,537	851
Raw materials	1,741	1,932
	$5,920	$4,735

The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales of its inventory as of September 30, 2005 cannot be known with certainty, the Company relies on past sales experience, future sales forecasts, and its strategic business plans to determine the amount of the reserve. Generally, in analyzing inventory, the Company classifies it as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year, the Company reserves 80% of its cost. For inventory with usage in the past year, the Company reviews the average annual usage over the past three years, projects that amount over the next five years, and then reserves 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years.

5.

Income Taxes

Non-cash deferred tax expense of approximately $703 and $1,173 has been recorded for the three and nine months ended September 30, 2005, respectively.

As of September 30, 2005, the Company recognized a net deferred tax asset of approximately $5,089 compared to $6,262 as of December 31, 2004. This asset is primarily composed of net operating loss carry forwards (NOL’s). These NOL’s total approximately $26,800 for federal purposes and $28,500 for state purposes, with expirations starting in 2005 through 2024.

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

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. The Company concluded that based on the weight of available evidence it is more likely than not to realize a benefit from its net deferred tax asset recorded at September 30, 2005. The amount of the net deferred tax asset as of September 30, 2005 decreased by approximately $1,173 from December 31, 2004, reflecting the tax effect of the Company’s taxable income for the nine months ended September 30, 2005.

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

6.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the nine months ended September 30, 2005 are as follows:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2004	12,872,618	$7,723	$22,794	$(13,063)	$17,454
Common stock option exercise	75,500	46	7	—	53
Common stock warrant exercise	165,206	99	(99)	—	—
Net income	—	—	—	2,009	2,009
Balance at September 30, 2005	13,113,324	$7,868	$22,702	$(11,054)	$19,516

7.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,166	$502	$2,009	$1,242
Denominator:
Denominator for basic earnings per share weighted average shares	13,101,016	12,864,715	13,054,458	11,114,553

Effect of dilutive securities:
Options	603,815	449,150	499,185	510,513
Warrants	—	48,399	—	144,421

Denominator:
Denominator for diluted earnings per share weighted average shares	13,704,831	13,362,264	13,553,644	11,769,487
Basic earnings per share	$0.09	$0.04	$0.15	$0.11
Diluted earnings per share	$0.09	$0.04	$0.15	$0.11

A total of 320,000 and 375,000 shares related to options are not included in the computation of earnings per share for the three and nine months ended September 30, 2005, respectively, and a total of  1,569,148 shares related to convertible notes are not included in the computation of earnings per share for the three and nine months ended September 30, 2004, respectively, because the exercise prices of these options and the conversion prices of these convertible notes exceeded the average market price for the Company’s common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income as reported	$1,166	$502	$2,009	$1,242

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(34)	(106)	(89)

Pro forma net income	$1,129	$468	$1,903	$1,153

Basic income per share:
As reported	$0.09	$0.04	$0.15	$0.11
Pro forma	$0.09	$0.04	$0.15	$0.11

Diluted income per share:
As reported	$0.09	$0.04	$0.15	$0.11
Pro forma	$0.08	$0.04	$0.14	$0.11

These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 3.98% and 4.625%; dividend yields of 0%; volatility factors of the expected market price of the common stock of 103.7% and 99.3%; and a weighted-average expected life of the option of four years.

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

Other

As of September 30, 2005, the Company has commitments for purchase orders to suppliers of approximately $4,072.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Our operating results and financial position for the three and nine months ended September 30, 2005 improved compared to the same periods last year. Additionally, we were awarded a contract from the U. S. Postal Service and our digital APCO Project 25 (P25) portable radio was recommended for fire use by the U. S. Bureau of Land Management. We believe both of these events will contribute to our near-term and future growth.

For the three months ended September 30, 2005, sales increased approximately 46.6% ($2.4 million) compared to the same period last year. For the nine months ended September 30, 2005, sales increased approximately 29.4% ($4.4 million) compared to the same period last year. Gross margins as a percent of sales for the three and nine months ended September 30, 2005 improved to 55.0% and 50.6%, respectively, compared to 46.8% and 45.4% for the same periods last year. Pretax income for the three and nine months ended September 30, 2005 increased approximately 272.3% ($1.4 million) and 157.0% ($2.0 million), respectively, compared to the same periods last year. For the three and nine months ended September 30, 2005, we recognized non-cash deferred tax expense of approximately $0.7 million and $1.2 million, respectively. For the same periods last year we did not record any income tax expense or benefit. Net income for the three and nine months ended September 30, 2005 totaled approximately $1.2 million ($0.09 per basic and fully diluted share) and $2.0 million ($0.15 per basic and fully diluted share), respectively, compared to net income of approximately $0.5 million ($0.04 per basic and fully diluted share) and $1.2 million ($0.11 per basic and fully diluted share) for the same periods last year.

Our balance sheet as of September 30, 2005 also improved compared to the period ended December 31, 2004, including an approximately 12.3% ($1.6 million) increase in current assets and the retirement of all the remaining current maturities of long term debt.

We were awarded in July 2005 an exclusive contract to provide portable two-way radios to the United States Postal Service. The contract has an initial term of one year and provides for four one-year renewals. It is terminable by either party upon 180 days’ written notice. The contract does not specify purchase dates or quantities of equipment.

In August 2005 our P25 digital portable radio, the DPHx, was recommended for fire use by the U. S. Bureau of Land Management (BLM), after passing rigorous testing by BLM and the U. S. National Inter-Agency Fire Center (NIFC) for durability under extreme fire conditions. We believe this recommendation represents a significant sales opportunity, as BLM agencies are now permitted to purchase the DPHx for fire applications.

In September 2005, we received orders totaling approximately $8.9 million from four federal government agencies and the California Department of Forestry. The orders were for a variety of products, including digital radios that are compliant with the P25 technical standard. We delivered portions of these product orders in September 2005. The remainder is scheduled for delivery during the fourth quarter 2005.

Effective on October 14, 2005, our common stock was listed on the American Stock Exchange and commenced trading under the symbol “RWC.”

Results of Operations

The following table shows each item from the condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(45.0)	(53.2)	(49.4)	(54.6)
Gross margin	55.0	46.8%	50.6	45.4%
Selling, general and administrative expenses	(30.5)	(35.6)	(34.2)	(35.8)
Interest expense	(0.2)	(1.4)	(0.1)	(1.5)
Other income	(0.3)	0.0	0.1	0.1
Pretax income	24.0	9.8	16.4	8.2
Income tax expense	(9.2)	—	(6.1)	—
Net income	14.8%	9.8%	10.3%	8.2%

Net Sales

Net sales for the three months ended September 30, 2005 increased approximately 46.6% ($2.4 million) to approximately $7.6 million from approximately $5.2 million for the same period last year.

Net sales for the nine months ended September 30, 2005 increased approximately 29.4% ($4.4 million) to approximately $19.6 million from approximately $15.1 million for the same period last year.

During the third quarter and year-to-date we experienced sales growth in both the government and public safety, and the commercial and industrial segments of our business, fueled by new products, customers and contracts, as well as demand from recurring customers and existing contracts. This includes sales of our new GPH-CMD portable radio custom-designed for the California Department of Forestry, which was specified in the contract awarded by the CDF during the first quarter. Additionally, our digital P25 radios with new encryption capabilities targeted for homeland security, public-safety and other government agencies, contributed to sales for the quarter and year-to-date. In particular, we realized the initial sales of our P25-compliant digital mobile radio, the DMH, which received FCC type-acceptance and was introduced in June 2005. Sales of our expanded line of RELM and

RELM/BK products, many of which were introduced during the first quarter 2005, targeting commercial, industrial and municipal applications, also increased.

More new P25 digital products and related capabilities are planned for later this year and next year. The migration of two-way radio users to products with P25 digital technology, we believe, will drive growth in digital sales and total sales.

Cost of Sales and Gross Margin

Cost of sales as a percentage of sales for the three months ended September 30, 2005 decreased to 45.0% from 53.2% for the same period last year. Cost of sales as a percentage of sales for the nine months ended September 30, 2005 decreased to 49.4% from 54.6% for the same period last year.

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

The mix of products in our total sales has also contributed to improved margins. Sales of newer, higher-specification products that incorporate recent, more cost-effective product designs, including P25 digital products, and sales of new analog products, comprised a greater portion of our year-to-date sales compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses.

For the three months ended September 30, 2005, SG&A expenses totaled approximately $2.3 million (30.5% of sales) compared to approximately $1.8 million (35.6% of sales) for the same period last year. For the nine months ended September 30, 2005, SG&A expenses totaled approximately $6.7 million (34.2% of sales) compared to approximately $5.4 million (35.8% of sales) for the same period last year.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with certain headquarters expenses.

Engineering and product development expenses increased by approximately $101,000 (19.6%) and $405,000 (30.0%), respectively, for the three and nine months ended September 30, 2005 compared to the same periods last year. The additional investment in engineering and product development is intended to expedite the completion and introduction of new products, including additional P25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require investment. Internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2006. We anticipate that these products will be a primary source of sales growth in the future.

Marketing and selling expenses increased by approximately $224,000 (29.1%) and $617,000 (27.3%), respectively, for the three and nine months ended September 30, 2005 compared to the same periods last year. We incurred additional sales, marketing and promotion expenses for initiatives designed to drive sales growth from government and public safety opportunities for P25 digital products, as well as from opportunities with commercial, business and security concerns.

General and administrative expenses increased by approximately ($147,000) (26.2%) for the three months ended September 30, 2005, and increased approximately $385,000 (23.1%) for the nine months ended September 30, 2005 compared to the same periods last year. The increases were the result of certain headquarters expenses and professional fees, including those related to achieving a listing on the American Stock Exchange, evaluating strategic alternatives and commencing an investor relations program. We also incurred expenses pertaining to compliance with public company internal control and reporting requirements.

Operating Income

Operating income for the three months ended September 30, 2005 increased approximately 220.0% ($1.3 million) to $1.9 million, compared to $581,000 for the same period last year. Operating income for the nine months ended September 30, 2005 increased approximately 120.1% ($1.7 million) to $3.2 million compared to

$1.5 million for the same period last year. The improvement is attributable to sales growth as well as product and operating improvements which reduced product costs.

Interest Expense

For the three months ended September 30, 2005, interest expense decreased by approximately 80.5% ($62,000) to $15,000 from $77,000 for the same period last year.  For the nine months ended September 30, 2005, interest expense decreased by approximately 87.4% ($194,000) to $28,000 from $222,000 for the same period last year.  We incur interest expense on borrowings from our revolving line of credit. These reductions are the result of the December 31, 2004 retirement of our convertible subordinated notes. Also, primarily as a result of our improved cash position, we had no outstanding principal balance under the revolving line of credit as of September 30, 2005. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

The subordinated convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. Notes totaling an additional $550,000 were retired in January 2005. The remaining note totaling $150,000 was repaid and retired in August 2005.

Income Taxes

We recorded non-cash deferred tax expense of approximately $703,000 and $1,183,000 for the three and nine months ended September 30, 2005, respectively. No income tax expense or benefit was recorded for the same period last year.

As of September 30, 2005, we recognized a net deferred tax asset of approximately $5.1 million. This asset is primarily composed of net operating loss carry forwards (NOL’s). These NOL’s total $26.8 million for federal purposes and $28.5 million for state purposes, with expirations starting in 2005 through 2024.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. We concluded that based on the weight of available evidence we are more likely than not to realize a benefit from our net deferred tax asset recorded at September 30, 2005. The amount of the net deferred tax asset as of September 30, 2005 decreased by approximately $1.2 million during the nine months ended September 30, 2005 reflecting the tax effect of our taxable income for the nine month period.

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

Significant Customers

Sales to the United States government represented approximately $4.2 million (55.3%) and $8.1 million (41.7%) of our total sales for the three and nine months ended September 30, 2005, respectively, compared to approximately $2.70 million (52.2%) and $6.83 million (45.2%), respectively, for the same periods last year.

Inflation and Changing Prices

Inflation and changing prices for the three and nine months ended September 30, 2005 have contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize contract manufacturers.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, net cash provided by operating activities totaled approximately $0.3 million, compared to approximately $2.1 million for the same period last year. The cash provided by operations is primarily attributable to net income for the period of approximately $2.0 million compared to net income of approximately $1.2 million for the same period last year. Changes in components of working capital, particularly accounts receivable, inventory and deferred tax assets also contributed to cash provided by operations.

Accounts receivable for the nine months ended September 30, 2005 increased approximately $2.3 million compared to an increase of $0.5 million for the same period last year due to increased sales during the third quarter, particularly in September. Inventory net of reserve increased by approximately $1.3 million during the period reflecting the purchases of new product inventory to meet anticipated increases in demand. This compares to a decrease of $0.7 million for the same period last year driven by sales of older products in existing inventory. Net deferred tax assets decreased approximately $1.2 million reflecting the impact of deferred tax expense for the period. No net deferred tax asset was recognized for the same period last year. Depreciation and amortization totaled approximately $411,000 for the nine months ended September 30, 2005 compared to $494,000 for the same period last year as certain assets became fully depreciated or amortized.

Cash used in investing activities was primarily to fund the acquisition of equipment and leasehold improvements pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the period were approximately $386,000 compared to approximately $222,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $0.6 million was used in financing activities for the nine months ended September 30, 2005 compared to approximately $2.1 million provided by financing activities during the same period last year. We repaid $700,000 of our subordinated convertible notes during the period. There were no note repayments for the same period last year. There were no amounts outstanding under the revolving line of credit as of September 30, 2005. During the same period last year we repaid the entire balance, approximately $1.3 million, on our revolving line of credit.  Also, during the first nine months last year we received approximately $3.4 million in net proceeds from the exercise of public warrants and the conversion of certain subordinated convertible notes.

We have a revolving line of credit for up to $3.5 million, which expires in January 2007 and is secured by substantially all of the Company’s assets, principally trade receivables and inventory. In October 2004, certain terms and conditions of the credit agreement were modified, which reduced related costs and eased reporting requirements. Under the formula for calculating the available credit on our facility, approximately $3.5 million was available as of September 30, 2005. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of September 30, 2005, we were in compliance with all such covenants.

Our subordinated convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date, and as of December 31, 2004, notes totaling $700,000 remained outstanding. Notes totaling $550,000 were tendered, repaid and retired in January 2005. The remaining note totaling $150,000 was tendered, repaid and retired in August 2005.

Our cash balance at September 30, 2005 was approximately $2.4 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

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

Allowance for Collection Losses

The allowance for collection losses was approximately $79,000 on gross trade receivables of approximately $6.0 million as of September 30, 2005. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of September 30, 2005. Because the amount that we will actually collect on the receivables outstanding as of September 30, 2005 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 1.3% of gross receivables. We may also maintain a specific allowance for customer accounts that we anticipate may not be collectible for various reasons such as bankruptcy and other liquidity issues. We analyze the trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. Based on this analysis, we may reserve a portion or all of a particular customer’s balance. As of September 30, 2005, there was no specific allowance. We believe that sales and total receivables will increase during 2005, and accordingly, we may experience an increase in this allowance.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.6 million at September 30, 2005. The reserve for excess or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales of our inventory as of September 30, 2005 cannot be known with certainty, we rely on past sales experience, future sales forecasts, and our strategic business plans to determine the amount of the reserve. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, we review the average annual usage over the past three years, project that amount over the next five years, and then reserve 25% of the excess amount (in which the excess amount equals inventory on hand less a five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to our new product introductions and other technological advancements over the next five years.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at 1.00% over the prime rate. As of September 30, 2005, we had no debt outstanding under this facility.

Our primary exposure to market risk is to changes in interest rates. Changes in interest rates can impact the amount of interest we incur on borrowings from our credit facility and cash flows but do not impact the net market value of the debt instrument.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 9 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 6.

Exhibits

Exhibit 3.1

Bylaws of RELM Wireless Corporation, as amended (incorporated by reference from RELM Wireless Corporation’s Registration Statement on Form S-3 (Registration No. 333-129113)).

Exhibit 10.1

Contract dated July 6, 2005 by and between RELM Wireless Corporation and the United States Postal Service.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 1, 2005	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 1, 2005	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

3.1	Bylaws of RELM Wireless Corporation, as amended (incorporated by reference from RELM Wireless Corporation’s Registration Statement on Form S-3 (Registration No. 333-129113)).

10.1	Contract dated July 6, 2005 by and between RELM Wireless Corporation and the United States Postal Service.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).