Form 10-K
period 2005-12-31
RELM WIRELESS CORP
filed 2006-03-14
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-07336

______________

RELM WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

______________

Nevada	59-3486297
(State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7100 Technology Drive

West Melbourne, Florida 32904

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.60	Name of each exchange on which registered
(Title of Class)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2005, based on the closing price of such stock on the OTC Bulletin Board on such date, was $18,150,892.

As of March 1, 2006, 13,146,157 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2006 annual shareholders’ meeting are incorporated by reference in Part III of this report. The registrant’s proxy statement will be filed within 120 days after December 31, 2005.

TABLE OF CONTENTS

Page

PART I

1

Item 1.     Business.

1

Item 1A.   Risk Factors

7

Item 1B.   Unresolved Staff Comments

11

Item 2.     Properties

11

Item 3.     Legal Proceedings

11

Item 4.     Submission of Matters to a Vote of Security Holders

11

PART II

12

Item 5.     Market For Registrant’s Common Equity, Related Stockholders Matters And
Issuer Purchases Of Equity Securities

12

Item 6.     Selected Financial Data

13

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

21

Item 8.     Financial Statements and Supplementary Data

23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A.   Controls and Procedures

24

Item 9B.   Other Information

24

PART III

25

Item 10.   Directors and Executive Officers of the Registrant

25

Item 11.   Executive Compensation

25

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

25

Item 13.   Certain Relationships and Related Transactions

25

Item 14.   Principal Accountant Fees and Services

25

PART IV

26

Item 15.   Exhibits and Financial Statement Schedules

26

SIGNATURES

28

i

PART I

Item 1.

Business.

General

RELM Wireless Corporation, in business for over 58 years, designs, manufactures and markets wireless communications products, principally two-way land mobile radios (LMR) and related products. Our products are marketed using three distinct brand names, BK Radio, RELM/BK, and RELM. These products are sold in two primary markets:

1.

The government and public safety market, which includes fire, rescue, law enforcement, and emergency medical personnel as well as the military and various agencies of Federal, state and local governments; and

2.

The business and industrial market, which consists of enterprises requiring fast, affordable, communication among a discrete group of users. Examples include corporate disaster recovery, hotels, construction firms, schools, airports, and taxies.

Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market. RELM/BK-branded products serve both of these markets.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414.

Available Information

Our Internet website address is www.relmwireless.com. We make available on our Internet website free of charge our Annual Reports on Form10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as practicable after we electronically file and/or furnish such material with or to the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Audit Committee Charter and Corporate Governance Guidelines are available at our website. The information contained on our website is not incorporated by reference in this report. A copy of any of these materials also may be obtained, free of charge, upon request from our investor relations department.

Events of 2005

On October 14, 2005, our common stock was listed on the American Stock Exchange and commenced trading under the symbol “RWC.”  We believe the listing has enhanced the overall visibility and liquidity of our common stock and ultimately should enable us to attract a broader base of institutional stockholders.

In August 2005, our Association of Public Safety Communication Officials Project 25 (P25) compliant digital portable radio, the DPHx, was recommended for fire use by the U. S. Bureau of Land Management (BLM), after passing rigorous testing by BLM and the U. S. National Inter-Agency Fire Center (NIFC) for durability under extreme fire conditions. We believe this recommendation represents a significant sales opportunity, permitting BLM agencies to purchase the DPHx for fire applications.

In July 2005, we were awarded a contract by the United States Postal Service (USPS) to provide on an exclusive basis two-way portable radios and accessories to installations throughout the U.S. and its territories and possessions, including main and associate post offices, administrative offices, training and technical centers, and headquarters. These products are being utilized by delivery and administrative operations, window services, law enforcement, and general applications. The contract is designated as an exclusive requirements contract. Accordingly, it requires that all USPS two-way radio requirements in these categories be provided by RELM. The contract has an initial term of one year and provides for four one-year renewals, and is terminable by either party upon 180 days’ written notice. The contract does not specify purchase dates or quantities of equipment.

In June 2005, our BK Radio-brand digital mobile radio, the DMH, received type acceptance and approval from the Federal Communications Commission (FCC). The DMH complies with APCO Project 25 standards. Shipments of this product commenced in the third quarter 2005.

In April 2005, we introduced a new high-specification, enhanced and expanded portable radio for field command and coordination functions, the BK Radio GPH-CMD. Capable of field communications over 500 channels, with 25 groups of 20 channels per group, the new BK Radio GPH-CMD radio is designed for operation on the 136-174 MHz VHF frequency band. Meeting rigid MIL-STD 810 C/D/E military specifications, the new BK Radio GPH-CMD has also received FCC Type Acceptance as well as Industry Canada (IC) certification. Shipments of this product commenced in the second quarter 2005.

In April 2005, we introduced two models of portable analog radios, the RELM/BK RP3000 and RP3600 series. This marked the debut of the new RELM/BK product line of mid-range professional-grade radios. The Relm/BK RP 3000 is a palm-size, rugged VHF (145-175 MHz) or UHF (440-470 MHz) portable radio with 16 programmable channels and a built-in pager with siren and silent vibrate alerts. The Relm/BK RP 3600, also palm-sized, contains 128 programmable channels in 16 zones, plus the built-in pager, voice storage capability, programming by keypad or PC and much more. Both models have received FCC Type Acceptance and IC certification. Shipments of these products commenced in the second quarter 2005.

In March 2005, the cryptographic module for our flagship BK Radio digital portable radio, the DPHx, was officially validated to FIPS 140-2 by the National Institute of Standards and Technology (NIST). Accordingly, the DPHx, which is fully compliant with the P25 technical standard for public safety radio includes tested and proven encryption capabilities. We believe encryption will enable us to address a broader and growing array of market opportunities for P25 digital radios, particularly in homeland security. Shipments of this product commenced in the first quarter 2005.

In January 2005, we announced the award of a contract to provide BK Radio-brand portable two-way transceivers to the California Department of Forestry (CDF) for deployment in forests throughout the state. The contract is effective through June 30, 2007 and provides for purchases up to approximately $5.4 million.

In January 2005, we introduced a new line of six mobile radios, the RM Series. Engineered for a wide range of applications, the RELM RM Series mobiles operate in one of three frequency bands (either 136-174 MHz VHF, 430-470 MHz UHF or 470-512 MHz UHF) and with high-power (45 watts) and low-power (25 watts) models. The new products are FCC type accepted as well as IC certified. Shipments of these products commenced in the first quarter 2005.

Industry Overview

LMR communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency medical personnel), businesses (e.g., corporate disaster recovery, hotels, airports, farms, taxis, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communication needs. The cost of a system varies widely, starting at approximately $60,000 for a basic configuration. The cost of radio sets can range from under $200 for a basic analog portable, to over $3,000 for a digital unit, depending upon features. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. Typically, users make 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life is 8 years for a portable radio and 11 years for a mobile.

LMR systems are the longest-used form of wireless dispatch communications used in the U.S., having been first deployed by the Detroit Police Department in 1921. LMR is also the most widely used form of dispatch communications in the U.S., with current users estimated to exceed 16.3 million. Initially, LMR was used almost exclusively by law enforcement. At that time all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional radio frequency spectrum was allocated for LMR use.

Until recently, the LMR industry was characterized by slow growth. This growth rate was a reflection of several factors:

•

LMR is a mature industry, having been in existence for over 80 years;

•

some LMR users are in mature industry segments that have experienced slow growth rates; and

•

most significantly, growth has been hampered by the lack of available radio spectrum, which has prevented existing users from expanding their systems and hindered efforts of many potential new users from obtaining licenses for new systems.

As a result of the lack of available spectrum, the FCC has mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively requires LMR users to migrate to digital systems. Responding to the mandate, APCO, in concert with several LMR manufacturers, including RELM, recommended an industry standard for digital LMR devices that would meet the FCC requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase Project 25 equipment or otherwise adopt the standard, compliance with the standard is increasingly becoming the key consideration for government and public safety purchasers. Accordingly, we anticipate that the demand for APCO Project 25 equipment will fuel significant LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. Presently, the migration to APCO Project 25 technology is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

By some estimates, the LMR industry is as large as $5.7 billion in annual sales. Presently, one manufacturer dominates the market. However, the open architecture of the APCO Project 25 standard effectively eliminates the ability of one or more major companies to lockout competitors. Formerly, because of proprietary characteristics incorporated in many analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a company other than the initial provider of the system. Additionally, the system infrastructure technology was prohibitive for smaller communications companies to develop. APCO Project 25 provides an environment under which users will have a wider selection of LMR suppliers, including smaller companies such as RELM.

Description of Products

We design, manufacture, and market wireless communications equipment consisting of two-way radios, repeaters, base stations, and related components and subsystems. Two-way radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal, reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.

We employ both analog and digital technologies in our products. Our digital products are compliant with APCO Project 25 specifications.

We sell our products under the BK Radio, RELM/BK and RELM brand names. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market. RELM/BK-branded products serve both of these markets.

BK Radio (formerly “Bendix King”) branded products consist of higher-specification land-mobile radios whose primary market focus is professional radio users in the government and public safety market. The BK Radio products have more extensive features and capabilities than the products offered in the RELM and RELM/BK product lines. Our APCO Project 25 digital products are marketed under the BK Radio brand.

RELM-branded products provide basic, inexpensive, yet feature rich and reliable, two-way communications for business and industrial users, such as hotels, construction firms, schools, taxicab and limousine companies, and airports. Typically these users are not radio professionals, and require easy, fast, inexpensive communication among a defined group of users.

RELM/BK branded products enhance our ability to address the requirements of a broader range of LMR users. These products are professional-grade in performance and durability with a wide range of features in small packages at affordable prices. They provide an effective migration path from our RELM-branded products to our highest-specification BK Radio products.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement and emergency medical personnel. In most instances, BK Radio branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 76% of total sales for 2005, 76% of total sales for 2004 and 82% of total sales for 2003.

Most government and public safety users currently use products that employ analog technology. However, public safety users in federal , state and local government agencies and certain other countries are migrating at an increasing rate to digital products that comply with the APCO Project 25 standard. The evolution of the standard and compliant digital products is explained in the Industry Overview section starting on page 3 of this report.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, taxicab and limousine companies, and airports utilizing primarily analog products. We offer products to this market under the RELM and RELM/BK brand names. Most of our sales in this market are to dealers and distributors who then resell the products to end-users. Our sales to this market represented approximately 24% of total sales for 2005, 24% of total sales for 2004 and 18% of total sales for 2003.

Engineering, Research and Development

Our engineering and development activities are conducted by a team of 20 employees. Their primary development focus is the execution of our plan to design APCO Project 25 digital products. Our first APCO Project 25 digital product, named the DPH, was introduced to the market in 2003. Shortly thereafter, the DPH was added to the contract to supply agencies of the U.S. Department of Interior (DOI) with digital two-way communications equipment.

In 2005, development was completed on numerous new products. In January, we introduced a new line of six mobile radios, the RM Series. Engineered for a wide range of applications, the RELM RM Series mobiles operate in one of three frequency bands (either 136-174 MHz VHF, 430-470 MHz UHF or 470-512 MHz UHF) and with high-power (45 watts) and low-power (25 watts) models. In April, we introduced a high-specification, enhanced portable radio for field command and coordination functions, the BK Radio GPH-CMD. Operating in the 136-174 MHz VHF frequency band, meeting rigid MIL-STD 810 C/D/E military specifications and capable of field communications over 500 channels, with 25 groups of 20 channels per group, the GPH-CMD model was specifically designed to customer specifications. At approximately the same time, we also introduced two models of portable analog radios, the RELM/BK RP3000 and RP3600 series, marking the debut of the new RELM/BK product line of mid-range professional-grade radios. The Relm/BK RP 3000 is a palm-size, rugged VHF (145-175 MHz) or UHF (440-470 MHz) portable radio with 16 programmable channels and a built-in pager with siren and silent vibrate alerts. The Relm/BK RP 3600, also palm-sized, contains 128 programmable channels in 16 zones, plus the built-in pager, voice storage capability, programming by keypad or PC and much more. In June, our BK Radio-brand digital mobile radio, the DMH, received type acceptance and approval from the FCC. The DMH complies with APCO Project 25 standards. In August 2005, our BK Radio-brand digital portable radio, the DPHx, was recommended for fire use by the BLM. The DPHx complies with the APCO Project 25 standard.

In 2004, we completed development of digital encryption capabilities for the DPH. The new encryption capabilities meet Data Encryption Standard and Advanced Encryption Standard specifications, and the DPH meets or exceeds technical specifications for compliance with the APCO Project 25 standard for digital public safety radio equipment, including encryption. Encryption enables secured two-way communications and is important to many LMR users particularly those involved in public safety, security and disaster recovery functions. Also in 2004, we developed and introduced an additional APCO Project 25 digital portable radio with an expanded frequency band of 136-174 MHz. The original DPH functions with a frequency range of 147-174 MHz. The additional band-width includes frequency bands often assigned to and favored by high-specification radio users in public safety and homeland security agencies, as well as military units. This enables us to address markets and users that we could not serve prior to this development, including certain public safety and homeland security applications. We plan to develop and introduce a broad range of additional APCO Project 25 digital products and capabilities through 2007.

A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2005, 2004 and 2003, our engineering and development expenditures were approximately $2.4 million, $1.9 million and $1.5 million, respectively.

Intellectual Property

We presently have no United States patents in force. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. We also rely on trade secret laws and employee and third party non-disclosure agreements to protect our intellectual property rights.

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

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During 2005, 2004, and 2003, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component could delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

Demand for our “BK Radio” branded products is typically the greatest during the summer season because of the increased forest fire activity during that time of year.

Significant Customers

Sales to the United States Government represented approximately 51%, 46% and 50% of our total sales for the years ended December 31, 2005, 2004 and 2003, respectively. These sales were primarily to the United States Forest Service (USFS) and the DOI.

Sales to the USFS represented approximately 13%, 23%, and 27% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively. Our digital portable radio, the DPH, was added to the DOI contract in July 2003. For the years ended December 31, 2005, 2004 and 2003 sales to the DOI represented approximately 29%, 22% and 12% of total sales, respectively.

Backlog

Our order backlog was approximately $3.1 million, $2.7 million, and $2.8 as of December 31, 2005, 2004 and 2003, respectively.

Competition

The worldwide land mobile radio markets are estimated by various industry studies to exceed $5 billion annually. We compete with many domestic and foreign companies in these markets. One competitor holds a share of the market estimated to exceed 70%. We compete in these markets by capitalizing on our advantages and strengths, which include price, quality, speed, and customer responsiveness.

Employees

As of December 31, 2005, we had 83 full-time employees, most of whom are located at our West Melbourne, Florida facility; 41 of these employees are engaged in direct manufacturing or manufacturing support, 20 in engineering, 13 in sales and marketing, and 9 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of wireless communications equipment by customer location:

	2005	2004	2003
		(in Millions)

United States	$27.7	$20.3	$18.5
Other International	0.8	0.4	1.2
Total	$28.5	$20.7	$19.7

Item 1A.

Risk Factors

Various portions of this report  contain forward looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.

Our industry is characterized by rapidly changing technology

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog LMR products to digital LMR products. In addition, the APCO Project 25 standard, the new standard for LMR equipment, is being increasingly adopted and the market demand for APCO Project 25 products is growing.

We depend on the success of our LMR product line

We currently depend on our LMR products as our sole source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of new analog and digital LMR products. Even if we successfully develop these products, we cannot guarantee that they will achieve market acceptance.

We are engaged in a highly competitive industry

We face intense competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share and results of operations. We face intense competition from several companies currently offering LMR products. The largest producer of LMR products in the world currently is estimated to have in excess of 70% of the market for LMR products. This producer is also the world’s largest producer of APCO Project 25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and producing LMR products. These advantages may allow them:

•

to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

•

to engage in more extensive research and development;

•

to undertake more far-reaching marketing campaigns;

•

to be able to take advantage of acquisitions and other opportunities;

•

to adopt more aggressive pricing policies; and

•

make more attractive offers to potential employees, strategic partners and advertisers.

Many of our competitors have established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas as well. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

An increase in the demand for APCO Project 25 products, could benefit competitors who are better financed and have inventories that will meet such demand. APCO Project  25 products have already been brought to the market by several of our competitors. Our first APCO Project 25 portable radio was brought to market in 2003. Bringing such products to market and achieving a significant market penetration for these products will continue to require substantial expenditures of funds. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop products could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on a limited number of manufacturers to produce our products and on a limited number of suppliers of components

We contract with manufacturers to produce our products and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost effective manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2005, approximately 51% of our LMR sales were to agencies and departments of the federal government. These sales were primarily to the United States Forest Service and the Department of Interior. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense. There can be no assurance that we will be able to hire or retain necessary personnel. The inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. There can be no assurance that we will complete any additional asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We do not intend to seek stockholder approval for any such transactions unless required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, continued development of our LMR product lines through internal development as well as acquisitions, and, as a result, significant growth in our customer base. This growth and continued development, if it materializes, could place a significant strain on our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations, and financial condition could be adversely affected.

We are subject to government regulation

Failure to comply with government regulations applicable to our business could result in penalties. Our LMR products are regulated by the Federal Communications Commission. We believe that we are in substantial compliance with all applicable federal regulations governing our operations and we believe that we have obtained all licenses necessary for the operation of our business. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our operating results and financial condition and cause a decline of our stock price. In addition, there can be no assurance that we will not be adversely affected by existing or new regulatory requirements or interpretations.

We engage in business with manufacturers located in other countries

We place a substantial amount of emphasis on manufacturing in other countries and, accordingly, we are subject to special considerations and significant risks not typically associated with companies operating in the United States. These include the risks associated with the political, economic and legal environments, among others. Our operating results and financial condition may be adversely affected by, among other things, changes in the political and social conditions in these countries, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights

The United States patents that we owned have expired. We have no plans to renew them. We hold several trademarks related to the “RELM”  and BK Radio names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. Although we believe that trademark protection, trade secret laws and non-disclosure agreements should prevent another party from manufacturing and selling competing products under one or more of our trademarks or otherwise violating our intellectual property rights, there can be no assurance that the steps we have taken to protect our intellectual property rights will be successful. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

Our fluctuating quarterly operating results could cause volatility in our stock price

Our quarterly operating results may fluctuate significantly from quarter to quarter and may be below the expectations of public market analysts and investors, resulting in volatility for the market price for our common stock. Other factors affecting the volatility of our stock price include:

•

future announcements concerning us or our competitors;

•

the announcement or introduction of technological innovations or new products by us or our competitors;

•

changes in product pricing policies by us or our competitors;

•

changes in earnings estimates of us or our competitors by securities analysts;

•

additions or departures of key personnel; and

•

sales of our common stock.

Acts of war or terrorism could have a material adverse effect on our operations and financial condition

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, suppliers, distributors and resellers, and customers that could have a material adverse effect on our operations and financial condition. The economic uncertainty stemming from the terrorist attacks of September 11, 2001 may continue. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to control expenses, continue to invest in our business and make capital expenditures when they will increase productivity, profitably, or revenue.

We may be subject to costly litigation resulting in an adverse affect on our financial condition

We are currently involved in a lawsuit as a defendant. While there is no way to predict the success or failure of any litigation, we are vigorously defending this action. Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition. In addition, agreements regarding the purchase or sale of certain assets and businesses require us to indemnify the purchasers or buyers of such assets or businesses for any damages they may suffer if third party claims give rise to losses. Any such claims could require us to pay substantial damages, which could have a material adverse effect on our business, financial condition and results of operations.

Certain provisions in our charter documents and Nevada law may discourage a potential takeover

Certain provisions of our articles of incorporation and Nevada law could discourage or prevent potential acquisitions of our company that stockholders may consider favorable. Our articles of incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could be beneficial to our shareholders.

We do not intend to pay cash dividends on our common stock

We intend to retain earnings to fund the development and growth of our business and, therefore, do not intend paying cash dividends on our common stock in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure needs, as well as such other factors as the board of directors, in its sole discretion, deem relevant. In addition, our credit facility, under which no borrowings are currently outstanding, restricts our ability to pay dividends.

We may not be able to maintain our American Stock Exchange listing

Our common stock has been listed on the American Stock Exchange since October 14, 2005. There is no assurance that we will be able to satisfy the American Stock Exchange’s continued listing standards, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price. If our common stock is de-listed from the American Stock Exchange, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 1.7 million of our shares of outstanding common stock as of December 31, 2005 are owned by certain of our executive officers and directors and their affiliates and other persons holding restricted shares, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 67% of our outstanding shares of common stock as of December 31, 2005 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Owned

We do not currently own any real estate.

Leased

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $417,000, $395,000 and $384,000 in 2005, 2004 and 2003, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. We relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that we had leased for two years. This current lease has a term of five years and expires on December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81,110, for 2005. Rental, maintenance and tax expenses for the former facility were approximately $10,000, $32,000 and $33,000 for 2005, 2004 and 2003, respectively.

Item 3.

Legal Proceedings

On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas against RELM Wireless Corporation, RELM Communications, Incorporated, our former specialty-manufacturing subsidiary, and the purchaser of the assets of such former specialty-manufacturing subsidiary. In February 2006, the matter was settled with no financial impact to us.

We are involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholders Matters And Issuer Purchases Of Equity Securities

Our common stock began trading on the American Stock Exchange on October 14, 2005 under the symbol “RWC.” The following tables set forth the high and low closing sale price for our common stock for the quarterly periods for the years ended December 31, 2005 and 2004, as reported by the OTC Bulletin Board until October 13, 2005, and as reported by the American Stock Exchange from October 14, 2005. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Common Stock

	High	Low
2005 Quarter Ended
First Quarter	$2.55	$2.25
Second Quarter	2.46	2.00
Third Quarter	4.77	2.13
Fourth Quarter	8.30	4.50

	High	Low
2004 Quarter Ended
First Quarter	$3.70	$1.46
Second Quarter	3.29	1.85
Third Quarter	2.78	1.49
Fourth Quarter	2.52	1.71

On March 1, 2006, there were 1,192 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our revolving credit facility restricts our ability to pay cash dividends on our common stock.

Item 6.

Selected Financial Data

The following table summarizes selected financial data and balance sheet data of RELM which are derived from and should be read in conjunction with our audited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data (In Thousands, except per share data)

	Year ended December 31
	2005	2004	2003	2002	2001
Sales	$28,519	$20,656	$19,728	$15,978	$22,809

Pretax Income (Loss)	5,527	1,660	881	(3,631)	122
Net Income (Loss)	$10,292	$7,877	$868	$(3,631)	$122

Net Income (Loss) Per Share-Basic	$0.79	$0.68	$0.10	$(0.47)	$0.02

Net Income (Loss) Per Share-Diluted	$0.75	$0.65	$0.09	$(0.47)	$0.02

•

Results for 2005 and 2004 include a tax benefit of approximately $4.8 million and $6.2 million, respectively. The tax benefit and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” on page 20.

•

Results for 2002 include, 1) a $900,000 note receivable valuation allowance related to the purchase of the assets of the Company’s former paper-manufacturing subsidiary in the first quarter, 2) a collection allowance of $175,333 for a note receivable from the purchaser of the assets of our former specialty-manufacturing subsidiary, 3) the write-off of a technology agreement with a book value of $210,981, 4) the write-off of an investment banking services agreement with a book value of $119,851, and 5) $185,270 in costs related to the restructuring of our sales and marketing organization.

Balance Sheet Data (In Thousands)

	Year ended December 31
	2005	2004	2003	2002	2001
Working Capital	$18,833	$10,951	$5,273	$5,734	$9,262

Total Assets	31,116	19,693	12,229	12,856	17,623

Long-Term Debt	-0-	-0-	1,272	3,150	6,998

Total Stockholders’ Equity	27,818	17,454	5,985	4,872	6,482

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our operating results for the year ended December 31, 2005 improved compared to last year. Sales for 2005 increased by approximately $7.9 million (38.1%) compared to 2004 while gross margins as a percent of sales in 2005 improved to 51.5% from 44.0% in 2004. Pretax income of approximately $5.5 million in 2005 was approximately 233% ($3.9 million) higher than in 2004. Net income increased 30.8% ($2.4 million) to approximately $10.3 million, or $0.79 per basic and $0.75 per fully diluted share compared to last year’s net income of approximately $7.9 million or $0.68 per basic and $0.65 per fully diluted share.

Our balance sheet as of December 31, 2005 also improved significantly compared to the period ended December 31, 2004, including an approximately $2.1 million (68.3%) increase in cash and a $7.4 million (67.3%) increase in working capital. Additionally, we continue to be free of long-term debt.

During 2005, we experienced sales growth in both the government and public safety, and the commercial and industrial segments of our business, from new customers and contracts, as well as increasing demand from recurring customers and existing contracts. This growth was fueled primarily by the introduction of new products, both analog and digital, and the increasing momentum of our APCO Project 25 products. The migration of government and public safety two-way radio users to products with P25 digital technology, we believe, will continue to drive growth in digital sales and total sales. Additional new P25 digital products and related capabilities are planned for introduction in 2006 and 2007.

Gross margins showed continued improvement as we were able to leverage increasing volumes to successfully reduce manufacturing and support costs as a percentage of sales while improving manufacturing efficiencies and quality. Also, overall, our product lines are comprised of a greater  portion of new products incorporating recent, more cost-effective designs.

Selling, general and administrative (“SG&A”) expenses increased as we continued to invest in new product development and sales and marketing initiatives. The additional spending in these areas is intended to drive sales growth by expediting the introduction of new products, including additional APCO Project 25 digital products, while expanding and intensifying our sales activities.

In the fourth quarter 2005, we reevaluated the realizability of our net operating loss carryforwards and other deferred tax assets in accordance with SFAS Statement No. 109 and eliminated the valuation allowance against deferred tax assets. Consequently, we increased the value of our deferred tax asset and recognized a deferred tax benefit for the fourth quarter and year ended 2005. The deferred tax asset and income tax benefit are explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” starting on page 20.

On October 14, 2005, our common stock was listed on the American Stock Exchange and commenced trading under the symbol “RWC.”  We believe the listing has enhanced the overall visibility and liquidity of our common stock and ultimately should enable us to attract a broader base of institutional stockholders.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statement of operations expressed as a percent of sales:

	Percent of Sales for Year Ended December 31
	2005	2004	2003

Sales	100.0%	100.0%	100.0%
Cost of Products	48.5	56.0	61.4
Gross Margin	51.5	44.0	38.6
Selling, General, & Admin. Expenses	(32.1)	(34.7)	(32.2)
Interest Expense	(0.1)	(1.4)	(2.2)
Other Income	0.1	0.1	0.3
Pretax Income	19.4	8.0	4.5
Income Tax Benefit (Expense)	16.7	30.1	(0.1)
Net Income	36.1%	38.1%	4.4%

Fiscal Year 2005 Compared With Fiscal Year 2004

Sales

Net sales for the year ended December 31, 2005 increased approximately $7.9 million (38.1%) to approximately $28.5 million from $20.7 million for 2004.

In 2005, we realized sales growth in both the government and public safety, and the business and industrial markets of our business. This growth was from new customers and contracts, as well as increasing demand from recurring customers and existing contracts, and was fueled primarily by the introduction of new products, both analog and digital. We also benefited from the increasing momentum of our APCO Project 25 products. We brought twelve new radio products to market in 2005. Sales from new products for both of our markets (government and public safety, and business and industrial) increased approximately $6.2 million (60.1%) for the year ended December 31, 2005 compared to the same period last year. This includes sales of our BK Radio-brand analog and digital products sold principally to agencies of federal, state and local governments, as well as sales of RELM and RELM/BK-brand products sold primarily to business and industrial concerns. These products were introduced at various times during 2004 and 2005. Sales of other conventional analog products increased approximately $1.6 million (15.9%) for the year ended December 31, 2005 compared to the same period last year, reflecting strengthening overall demand for LMR products and our improved competitive position. More new products are planned for introduction in 2006, including additional APCO Project 25 digital products. We believe these planned new products combined with the new products that have already been introduced will continue to contribute to the growth of total sales.

To capitalize on the advantages of our new products and the accelerating migration to APCO Project 25 digital products, we expanded our sales and marketing initiatives in 2005. We expect to continue this focus in 2006, to aggressively pursue opportunities with state and federal government agencies as well as with business and industrial concerns.

Cost of Sales and Gross Margins

Cost of sales as a percentage of sales for the year ended December 31, 2005 decreased to 48.5% from 56.0% for 2004.

Gross margins showed improvement as we were able to leverage increasing volumes to successfully reduce manufacturing and support costs as a percentage of sales while maintaining our high quality standard. Contract manufacturing relationships continue to favorably impact our production efficiencies, and material and labor costs. They have also enabled us to effectively control internal manufacturing support expenses. Furthermore, the volume from increased sales during the year enabled us to more fully utilize and absorb our base of manufacturing support expenses. Additional sales growth and volume increases, we believe, may yield further improvements in cost of sales as a percentage of sales.

The mix of products in our total sales has also contributed to improved margins. Sales of higher-specification products to government and public-safety customers, including APCO Project 25 digital products, and sales of new RELM analog products increased for 2005 compared to 2004. Also, overall, our product lines are comprised of a greater  portion of new products incorporating recent, more cost-effective designs.

We continuously evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting and headquarters expenses. For the year ended December 31, 2005, SG&A expenses totaled approximately $9.2 million (32.1% of sales) compared to approximately $7.2 million (34.7% of sales) for 2004.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives, as well as increases in public company related expenses.

Product development and engineering expenses increased by approximately $0.6 million (30.6%) for the year ended December 31, 2005 compared to 2004. This increase was primarily the result of additional engineering staff and related payroll expenses, which are intended to expedite the development and introduction of new products, including additional APCO Project 25 digital products. Our internal development efforts are focused on our digital product program. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment. Our program is planned to yield additional products in 2006 and 2007. We anticipate that these products will be a primary source of sales growth in the future.

Sales and marketing expenses increased by approximately $0.9 million (28.8%) for the year ended December 31, 2005 compared to 2004. We incurred additional marketing, promotion and incentive expenses for focused initiatives designed to drive sales growth from both government and public safety opportunities for APCO Project 25 digital products, as well as from opportunities in the business and industrial market. Sales commissions as a percentage of sales decreased during the year as a greater portion of our sales were made through direct channels and at reduced commission rates.

General and administrative expenses increased by approximately $0.5 million (24.3%) for the year ended December 31, 2005 compared to 2004. The increase resulted from certain headquarters-related expenses and professional fees, including those related to achieving a listing on the American Stock Exchange, evaluating strategic alternatives and commencing an investor relations program. We also incurred additional expenses pertaining to compliance with public company internal control and reporting requirements.

Operating Income

Operating income for the year ended December 31, 2005 increased approximately $3.6 million (187.1%) to approximately $5.5 million compared to approximately $1.9 million for 2004. The improvement is attributed to sales growth and product mix as well as product and manufacturing improvements which reduced product costs as a percentage of sales.

Interest Expense

For the year ended December 31, 2005, interest expense decreased by approximately $250,000 (85.9%) to $41,000 from $291,000 for 2004. We incurred interest expense on our revolving line of credit. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate. Primarily as a result of cash generated from improved operations, the outstanding principal balance on the revolving line of credit was lower during 2005 compared to the prior year, and there was no outstanding balance as of December 31, 2005.

Our convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. As of December 31, 2004, notes totaling $700,000 were outstanding. The rights for those notes to convert and to earn interest expired on December 31, 2004. Notes totaling $550,000 were tendered, repaid and retired in January 2005. The remaining note totaling $150,000 was tendered, repaid and retired in August 2005.

Income Taxes

The income tax benefit for the year ended December 31, 2005 was approximately $4.8 million compared to $6.2 million for 2004.

As of December 31, 2005, we recognized a deferred tax asset of approximately $11.2 million. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total $22.9 million for federal purposes and $21.7 million for state purposes, with expirations starting in 2006 and ending in 2024.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005, 2004 and 2003, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our deferred tax assets recorded at December 31, 2005. Therefore, in the fourth quarter 2005, we eliminated the valuation allowance and recognized the entire deferred tax asset of approximately $11.2 million and a deferred tax benefit on our statement of operations of approximately $4.8 million.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to reduce some or the entire deferred tax asset recognized as of December 31, 2005.

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

Product development and engineering staff and expenses increased by approximately $0.4 million (27.4%) for the year ended December 31, 2004 compared to 2003. This increase is intended to expedite the completion and introduction of new products, including additional APCO Project 25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require substantial investment. Our internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2007. We anticipate that these products will be a primary source of sales growth in the future.

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

Operating Income

Operating income for the year ended December 31, 2004 increased approximately $0.6 million (52.0%) to approximately $1.9 million compared to approximately $1.3 million for 2003. The improvement is attributed to sales growth and product mix as well as product and manufacturing improvements, which reduced product costs.

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

The convertible notes matured on December 31, 2004. Notes totaling $2.25 million were repaid and retired on that date. As of December 31, 2004, notes totaling $700,000 remained outstanding. The rights for those notes to convert and to earn interest expired on December 31, 2004. Notes totaling $550,000 were tendered, repaid and retired in January 2005. The remaining note totaling $150,000 was repaid and retired in August 2005.

Income Taxes

The income tax benefit for the year ended December 31, 2004 was approximately $6.2 million compared to income tax expense of $13,000 for 2003.

As of December 31, 2004, we recognized a deferred tax asset of approximately $6.3 million, net of a valuation allowance of approximately $7.0 million. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total $29.2 million for federal purposes and $31.0 million for state purposes, with expirations starting in 2005 through 2024.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results during 2004, 2003 and 2002, and certain tax planning strategies.

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

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 2005, 2004 and 2003 have contributed to increases in wages, facilities, and certain raw material costs. These inflationary effects were more than offset by reduced manufacturing costs associated with our initiatives to contain other manufacturing support expenses and to utilize low-cost contract manufacturing.

Liquidity and Capital Resources

For the year ended December 31, 2005, net cash provided by operating activities totaled approximately $3.3 million compared to approximately $2.3 million in 2004. The increase in cash provided by operations is primarily attributable to net income for the year of approximately $10.3 million compared to net income of approximately $7.9 million for 2004. Changes in components of working capital, particularly accounts receivable and inventory, partially offset the cash generated by net income.

Inventory net of reserve increased in 2005 by approximately $2.5 million compared to a decrease of $1.3 million in 2004. The increase in 2005 was the result of expanded stocking levels to support anticipated sales growth and to improve responsiveness to customers and overall customer satisfaction. Sales growth during 2005 and extended terms provided during the year to certain customers increased accounts receivable by approximately $1.8 million, compared to an increase of approximately $0.8 million for 2004. Accounts payable in 2005 increased approximately $1.0 million compared to a reduction of approximately $0.4 million for 2004 as business levels increased substantially and generally we secured improved payment terms from our suppliers. Depreciation and amortization totaled approximately $0.5 million for 2005 compared to approximately $0.7 million for 2004. Depreciation on new capital purchases were more than offset by assets that completed their depreciation cycle.

Cash used in investing activities was primarily to fund the acquisition of equipment and leasehold improvements pertaining to our development of new digital products and computer equipment. Capital expenditures for 2005 were approximately $0.5 million compared to approximately $0.3 million for 2004. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $0.6 million was used in financing activities for 2005 compared to approximately $0.2 million for 2004. During 2005, we repaid the remaining outstanding subordinated convertible notes. In 2004, we repaid $2.25 million of subordinated convertible notes and $1.3 million on our revolving line of credit. These payments were largely offset by approximately $3.4 million in net proceeds from the exercise of our outstanding public warrants prior to the completion of our redemption of the warrants in June 2004.

We maintain a revolving line of credit with a maximum limit of $3.5 million, which expires in January 2007 and is secured by substantially all of the Company’s assets, principally trade receivables and inventory. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of December 31, 2005, we were in compliance with all such covenants. Under the formula for calculating the available credit under our facility, approximately $3.5 million was available as of December 31, 2005. The Company from time to time had borrowings under its revolving line of credit. All such borrowings were repaid during 2005. As of December 31, 2005, there was no outstanding balance on the facility.

Our cash balance at December 31, 2005 was approximately $5.3 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2005:

	Payments due by year ending December 31,
	Total	2006	2007	2008	2009	2010
	(In Thousands)
Future minimum lease commitments	2,433	502	502	502	502	425
Revolving credit facility	—	—	—	—	—	—
Purchase orders	3,344	3,344	—	—	—	—
Total	5,777	3,846	502	502	502	425

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years and will expire on June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $416,000, $395,000 and $384,000 in 2005, 2004 and 2003, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. We relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that we had leased for two years. This current lease has a term of five years and expires on December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81,000, for 2005. Rental, maintenance and tax expenses for the former facility were approximately $10,000, $32,000 and $33,000 for 2005, 2004 and 2003, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R).  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement No 123R.  Statement No. 123R was originally required to be adopted by the Company beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement No. 123R. Accordingly, the Company is required to adopt Statement No. 123R no later than January 1, 2006. The Company adopted Statement No. 123R as of January 1, 2006. The Company anticipates adopting the prospective method of determining compensation expense. The Company is currently assessing the impact of Statement No. 123R and anticipates that the adoption of this standard will result in the recognition of stock-based employee compensation expense and a corresponding reduction in net income for 2006.  The amount of expense that may be recognized for 2006 has not yet been determined.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concern the Company’s operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan”, and similar expressions and variations thereof identify certain of such forward-looking statements. Important factors that might cause our actual results to differ materially from the results contemplated by the forward looking statements are continued in the “Risk Factors” section in this Report and elsewhere in this Report and our future filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risks

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at the 1.00% over the prime rate. We have no variable rate debt under our revolving line of credit as of December 31, 2005.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing the financial and operating status of the Company. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain assumptions that if incorrect could create an adverse impact on the Company’s operations and financial position.

Revenue

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the U.S. Government are recognized when the products are delivered. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States and Staff Accounting Bulletin No. 104.

Allowance For Collection Losses

The allowance for collection losses was approximately $79,000 on gross trade receivables of approximately $5.6 million as of December 31, 2005. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2005. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2005 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables. For the last four years our average write offs has been less than $15,000 annually. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is 1.4% of gross receivables. We believe that revenues and total receivables will increase during 2006, and accordingly, we may experience an increase in this allowance balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of December 31, 2005.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was $2.6 million at December 31, 2005 as compared to $2.5 million in 2004. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual sales and usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review our actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management. Based on the review, considering business levels, future prospects, new products and technology changes, the valuation of specific inventory items may be adjusted to reflect a more accurate valuation, in the business judgment of management. Management also performs a determination of net realizable value for all finished goods with a selling price below cost. For all such items, the inventory is valued at not more than the selling price.

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s balance sheet and statement of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2005, 2004 and 2003, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust its valuation allowance related to its deferred tax assets in the future.

Item 8.

Financial Statements and Supplementary Data

See pages F-1 through F-19.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RELM Wireless Corporation

Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman LLP

Miami, Florida

February 23, 2006

RELM WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in Thousands, except share data)

	December 31 2005	December 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,283	$3,140
Trade accounts receivable (net of allowance for doubtful accounts of $79 in 2005 and $89 in 2004)	5,504	3,651
Inventories, net	7,091	4,735
Deferred tax assets, net	3,783	1,338
Prepaid expenses and other current assets	470	326

Total current assets	22,131	13,190

Property, plant and equipment, net	1,220	1,291
Deferred tax assets, net	7,407	4,924
Other assets	358	288

Total assets	$31,116	$19,693

See notes to  consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in Thousands, except share data)

	December 31 2005	December 31 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$700
Accounts payable	1,520	520
Accrued compensation and related taxes	1,280	549
Accrued warranty expense	153	118
Accrued other expenses and other current liabilities	345	352
Total current liabilities	3,298	2,239

Long-term debt	—	—

Commitments and Contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,135,324 and 12,872,618 issued and outstanding shares at December 31, 2005 and 2004, respectively	7,878	7,723
Additional paid-in capital	22,711	22,794
Accumulated Deficit	(2,771)	(13,063)
Total stockholders' equity	27,818	17,454

Total liabilities and stockholders' equity	$31,116	$19,693

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in Thousands, except share data)

	Years ended December 31
	2005	2004	2003
Sales	$28,519	$20,656	$19,728
Expenses
Cost of products	13,844	11,571	12,112
Selling, general & administrative	9,151	7,161	6,350
	22,995	18,732	18,462

Operating income	5,524	1,924	1,266
Other income (expense):
Interest expense	(41)	(291)	(442)
Other income (expense)	44	27	57
Total other income (expense)	3	(264)	(385)

Income before income taxes	5,527	1,660	881

Income tax benefit (expense)	4,765	6,217	(13)

Net income	$10,292	$7,877	$868

Net income per share-basic:	$0.79	$0.68	$0.10

Net income per share-diluted:	$0.75	$0.65	$0.09

Weighted average shares outstanding-basic	13,036	11,536	9,002
Weighted average shares outstanding-diluted	13,718	12,151	9,173

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in Thousands, except share data)

	Common Stock Shares	Amount	Additional paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2002	8,540,088	$5,123	$21,557	$(21,808)	$4,872
Common stock issued	500,000	300	—	—	300
Common stock option exercise	32,500	20	(2)	—	18
Fees for registration of shares	—	—	(73)	—	(73)
Other	497	—	—	—	—
Net income	—	—	—	868	868
Balance at December 31, 2003	9,073,085	5,443	21,482	(20,940)	5,985
Common stock issued	6,542	4	16	—	20
Common stock option exercise	12,500	8	4	—	12
Common stock warrant exercise	3,673,527	2,204	1,156	—	3,360
Note conversion	106,384	64	136	—	200
Other	580	—	—	—	—
Net income	—	—	—	7,877	7,877
Balance at December 31, 2004	12,872,618	7,723	22,794	(13,063)	17,454
Common stock option exercise	97,500	56	16	—	72
Common stock warrant exercise	165,206	99	(99)	—	—
Net income	—	—	—	10,292	10,292
Balance at December 31, 2005	13,135,324	$7,878	$22,711	$(2,771)	$27,818

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(in Thousands, Except Share Data and Percentages)

	Years ended December 31
	2005	2004	2003
Cash flows from operating activities
Net income	$10,292	$7,877	$868
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful accounts	(11)	28	(8)
Inventories reserve	164	(324)	200
Deferred tax benefit	(4,928)	(6,262)	—
Allowance for note receivable	—	—	35
Depreciation and amortization	548	678	675
Loss on disposal - PPE & other Assets	38	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,842)	(799)	(2,107)
Inventories	(2,520)	1,287	1,964
Accounts payable	1,000	(371)	(1,237)
Prepaid expenses and other current assets	(144)	33	(63)
Other assets	(70)	57	(243)
Accrued compensation and related taxes	731	2	81
Accrued warranty expense	35	36	(21)
Accrued other expenses and other current liabilities	(7)	73	134
Net cash provided by operating activities	3,286	2,315	278

Cash flows from investing activities
Purchases of property, plant and equipment	(515)	(330)	(170)
Collections on notes receivable	—	15	7
Net cash used in investing activities	(515)	(315)	(163)

Cash flows from financing activities
Proceeds from issuance of common stock	72	3,369	318
Net decrease in revolving credit lines	—	(1,272)	(698)
Repayment of debt	(700)	(2,250)	—
Financing transaction costs	—	—	(73)
Net cash used in financing activities	(628)	(153)	(453)

Increase (decrease) in cash	2,143	1,847	(338)
Cash and cash equivalents, beginning of year	3,140	1,293	1,631
Cash and cash equivalents, end of period	$5,283	$3,140	$1,293

Supplemental disclosure
Interest paid	$41	$291	$442
Income taxes paid	$45	$13	$—
Non-cash financing activity
Conversion of notes to stockholders' equity	$—	$200	$—
Conversion of warrants to stockholders' equity	$99	$23	$—

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in Thousands, except Share Data and Percentages)

1.

Summary of Significant Accounting Policies

Description of Business

The Company’s primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products which are sold in two primary markets: (1) the government and public safety market and (2) business and industrial market. The Company has only one reportable business segment.

Principles of Consolidation

The accounts of the Company and its subsidiary have been included in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost (determined by the average cost method) or market. Freight costs are classified as a component of cost of products in the consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations for the period.

Depreciation is generally computed on the straight-line method using lives of 3 to 10 years on machinery and equipment and 5 to 10 years on buildings and building improvements.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, with respect to notes receivable, the Company stops accruing interest when collection of a note becomes doubtful. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2005 is adequate.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the U.S. Government are recognized when the products are delivered. The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States of America and Staff Accounting Bulletin No. 104.

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s balance sheet and statement of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2005, 2004 and 2003, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation of its deferred tax assets in the future.

Concentration of Credit Risk

The Company is in the business of designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2005 and 2004, accounts receivable from governmental customers were approximately $3,964 and $2,324, respectively. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations and are comparable to losses for the portfolio as a whole.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100. From time to time, the Company had cash in financial institutions in excess of federally insured limits. As of December 31, 2005, the Company had cash in excess of FDIC limits of approximately $5,183.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Purchase orders are placed with these concerns from time to time and there are no guaranteed supply arrangements.

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

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company’s management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial instruments. The fair value of short-term and long-term debt approximates market, as the interest rates on these financial instruments approximate current rates available to the Company.

Advertising Costs

The cost for advertising is expensed as incurred. Advertising expense for 2005, 2004, and 2003 was $418, $363, and $241, respectively.

Engineering, Research and Development Costs

Included in selling, general and administrative expenses for 2005, 2004, and 2003 are research and development costs of $2,418, $1,853, and $1,455, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement No 123R. Statement No. 123R was originally required to be adopted by the Company beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement No. 123R. Accordingly, the Company is required to adopt Statement No. 123R no later than January 1, 2006. The Company adopted Statement No. 123R as of January 1, 2006. The Company anticipates adopting the prospective method of determining compensation expense. The Company is currently assessing the impact of Statement No. 123R and anticipates that the adoption of this standard will result in the recognition of stock-based employee compensation expense and a corresponding reduction in net income for 2006. The amount of expense that may be recognized for 2006 has not yet been determined.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

The Company accounts for stock options issued using the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. If the Company determined compensation cost based on the fair value of the options at the grant date, as contemplated by Statement 123R, the Company’s net income and basic and diluted net income per common share would have reflected the pro forma amounts shown below:

	Year ended December 31
	2005	2004	2003
Net income as reported	$10,292	$7,877	$868
Add: Stock-based employee	—	—	—
compensation expense included in reported net income, net of related tax effects
Deduct: Total stock-based employee	(146)	(124)	(84)
compensation expense determined under fair value based method for all awards, net of related tax effects

Pro forma net income	$10,146	$7,753	$784
Earnings per share:
Basic-as reported	$0.79	$0.68	$0.10
Basic – pro forma	$0.78	$0.67	$0.09
Diluted – as reported	$0.75	$0.65	$0.09
Diluted – pro forma	$0.74	$0.64	$0.09

Earnings Per Share

Earnings per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income and its components in its consolidated financial statements. The Company does not have any significant components of other comprehensive income to be reported under SFAS No. 130. Total comprehensive income is equal to net income reported in the consolidated financial statements.

Product Warranty

The Company offers two-year warranties to its customers depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term “so abnormal” was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29” (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2.

Inventories

Inventory, which is presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31
	2005	2004

Finished goods	$2,966	$1,952
Work in process	1,999	851
Raw materials	2,126	1,932
	$7,091	$4,735

The allowance for obsolete and slow moving inventory is as follows:

	Year ended December 31
	2005	2004	2003

Balance, beginning of year	$2,478	$2,802	$2,602
Charged to cost of sales	164	(324)	200
Balance, end of year	$2,642	$2,478	$2,802

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

3.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:

	Year ended December 31
	2005	2004	2003

Balance, beginning of year	$89	$61	$69
Provision for doubtful accounts	—	54	17
Uncollectible accounts written off	(10)	(28)	(25)
Balance, end of year	$79	$89	$61

4.

Debt Issuance Costs

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The debt issuance costs included grants of 50,000 shares of the Company’s stock valued at $163 and warrants to purchase 300,000 shares of the Company’s common stock valued at $409. The debt issuance costs, which originally totaled $817, were amortized on a straight-line basis over the life of the notes (5 years). At  December 31, 2004, the issuance costs have been fully amortized.

The warrants, which expired in May 2005, had an original exercise price of $3.25 per share. They contained provisions that protected the warrant holders against dilution should the Company issue shares of common stock at a price less than the warrants’ exercise price then in effect. These provisions provide for an adjustment in the warrants’ exercise price and the number of shares into which the warrants may be exercised. On two occasions, in March 2002 and August 2003, the Company issued shares of stock at a price below the warrants’ exercise price then in effect. Accordingly, the exercise price of the warrants has been adjusted to $1.88, which was the effective exercise price on December 31, 2004.

5.

Property, Plant and Equipment

Property, plant, and equipment as of December 31, 2005, and 2004 includes the following:

	2005	2004

Leasehold improvements	$238	$125
Machinery and equipment	4,337	9,174
Less accumulated depreciation	(3,355)	(8,008)
Net property, plant and equipment	$1,220	$1,291

Depreciation expense for 2005, 2004, and 2003 was $548, $507, and $493, respectively.

During the year ended December 31, 2005, the Company wrote off $5,240 of machinery and equipment, which was fully depreciated.

6.

Notes Receivable

During 2002, the purchaser of the Company’s former specialty manufacturing subsidiary, ceased making payments in accordance with an agreement. The original amount of the agreement was approximately $355. As of December 31, 2002, the amount due under the note was approximately $175 plus accrued interest. This note resulted from a 1997 agreement for the sale of the assets of the Company’s former specialty-manufacturing subsidiary. Since its inception, the terms of the obligation have been restructured several times to accommodate the purchaser. The last payment was received in March 2002. Since then, attempts to contact the purchaser and collect the past-due installment payments have been unsuccessful. In February 2003, the Company started legal proceedings to recover

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

6.

Notes Receivable (Continued)

the remaining amount due under the note plus accrued interest. In August 2005, the matter was settled for $120 in two equal cash payments during 2005 and the difference is reflected in Other income (expense).

7.

Debt

Long-term debt consists of the following:

	December 31
	2005	2004

Line of credit (interest rate is Prime Rate plus 1%, the minimum rate is 6.25%)	$—	$—
Convertible subordinated note, matured December 31, 2004, interest only payments at 8% per annum through December 31, 2004, at which time principal was due; the rights to earn interest and to convert expired on December 31, 2004	—	700
Total debt	—	700
Less current portion	—	(700)
Long-term debt	$—	$—

The Company maintains a revolving line of credit with a maximum limit of $3.5 million, which expires in January 2007 and is secured by substantially all of the Company’s assets, principally trade receivables and inventory. The credit agreement contains customary financial and restrictive covenants with which the Company must comply. As of December 31, 2005, the Company was in compliance with all such covenants. Under the formula for calculating the available credit under this facility, approximately $3.5 million was available under this facility as of December 31, 2005. As of December 31, 2005, there was no outstanding balance on the facility.

During 2004, certain of the Company’s convertible subordinated notes were converted into 106,384 shares of common stock. As a result of the conversions, the total amount due under the notes was reduced by $0.2 million. The remaining convertible subordinated notes matured on December 31, 2004. Notes totaling $2.25 million were tendered, repaid and retired on that date. As of December 31, 2004, notes totaling $700,000 remained outstanding. The rights for these notes to convert to RELM common stock and to earn interest expired on December 31, 2004. Notes totaling $700 were tendered, repaid and retired in 2005 in accordance with the terms of the notes.

8.

Leases

The Company leases approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $384, $395 and $417 in 2003, 2004 and 2005, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of the Company’s engineering team. The Company relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that the Company had leased for two years. This current lease has a term of five years and expires December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81 for 2005. Rental, maintenance and tax expenses for the former facility were approximately $33, $32 and $10 for 2003, 2004 and 2005, respectively.

At December 31, 2005, the future minimum lease commitments are as follows:  $502 in 2006 through 2009 and $425 in 2010.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

9.

Income Taxes

The provisions for income taxes for the years ended December 31 are summarized as follows:

	2005	2004	2003
Current:
Federal	$125	$45	$13
State	38	—	—
	163	45	13
Deferred:
Federal	(4,556)	(5,614)	—
State	(372)	(648)	—
	(4,928)	(6,262)	—
	$(4,765)	$(6,217)	$13

A reconciliation of the statutory United States income tax rate to the effective income tax rate for the years ended December 31 follows:

	2005	2004	2003
Statutory U.S. income tax rate	34.00%	34.00%	34.00%
States taxes, net of federal benefit	3.63%	3.63%	3.63%
Permanent differences	(1.14)%	0.52%	0.90%
Change in valuation allowance	(126.47)%	(372.39)%	(140.95)%
Change in net operating loss carryforwards and tax credits	.48%	(33.10)%	73.03%
Other	3.26%	(7.13)%	30.88%
Effective income tax rate	(86.24)%	(374.47)%	1.49%

The components of the deferred income tax assets (liabilities) are as follows:

	December 31
	2005		2004
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$2,065	$6,532	$1,504	$9,541
Tax credits	—	209	—	137
Section 263A costs	150	—	100	—
Research & development costs	139	810	139	951
Asset reserves:
Bad debts	30	—	34	—
Inventory reserve	994	—	933	—
Accrued expenses:
Compensation	348	—	124	—
All other	57	—	43	—
Total deferred tax assets	3,783	7,551	2,877	10,629
Deferred tax liabilities:
Depreciation	—	(144)	—	(255)
Total deferred tax liabilities	—	(144)	—	(255)
Subtotal	3,783	7,407	2,877	10,374
Valuation allowance	—	—	(1,539)	(5,450)
Net deferred tax assets	$3,783	$7,407	$1,338	$4,924

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

9.

Income Taxes (Continued)

As of December 31, 2005, the Company had a net deferred tax asset of approximately $11.2 million. This asset is primarily composed of net operating loss carry forwards (NOLs). The NOLs total $23.0 million for federal purposes and $21.8 million for state purposes, with expirations starting in 2006. During 2005 and 2004 the Company utilized $6,242 and $2,402, respectively, of its NOLs. The deferred tax asset and valuation reserve are based upon management’s conclusions regarding, among other considerations, the Company’s operating results during 2005, 2004, 2003 and 2002, its current and anticipated customer base and contracts, its new product introductions, certain tax planning strategies and management’s estimates of future earnings based on information currently available. SFAS Statement 109 requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset. Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will realize the benefit of its deferred tax assets. Accordingly, in the fourth quarter 2005 and 2004 the valuation allowance was reduced to $0 and $6,989 recognizing a deferred tax asset on its balance sheet and a corresponding tax benefit on its statement of operations of $4.8 million and $6.3 million, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s deferred tax asset may be necessary. It cannot presently be estimated what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2005 and 2004, the Company incurred $125 and $45, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards.

During the years ended December 31, 2005 and 2004, the valuation allowance changed by $6,989 and $6,262.

10.

Income Per Share

The following table sets the computation of basic and diluted income per share:

	Year ended December 31
	2005	2004	2003
Numerator:
Net income from continuing operations numerator for basic and diluted earnings per share	$10,292	$7,877	$868
Denominator:
Denominator for basic earnings per share weighted average shares	13,035,628	11,536,014	9,001,660
Denominator for diluted earnings per share weighted average shares	13,717,686	12,151,183	9,105,964
Basic income per share	$0.79	$0.68	$0.10
Diluted income per share	$0.75	$0.65	$0.09

For 2003, a total of 7,295,968 shares related to options and warrants and convertible debt are not included in the computation of income per share because to do so would have been anti-dilutive for these periods.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Shares Under Option	Option Price per Share			Weighted Average Exercise Price

Balance at December 31, 2002	1,418,500	$0.61	–	$3.06	$1.76
Options granted	125,000	0.26	–	1.14	0.41
Options exercised	(32,500)	0.406	–	1.00	0.54
Options expired or terminated	(147,000)	1.00	–	3.06	2.23
Balance at December 31, 2003	1,364,000	$0.26	–	$3.06	$1.67
Options granted	260,000	2.35	–	2.05	2.24
Options exercised	(12,500)	0.80	–	1.03	0.93
Options expired or terminated	(46,000)	0.80	–	2.875	2.39
Balance at December 31, 2004	1,565,500	$0.26	–	$3.06	$1.74
Options granted	196,000	2.10	–	4.50	3.58
Options exercised	(97,500)	0.26	–	1.05	0.76
Options expired or terminated	(120,500)	0.49	–	2.625	2.19
Balance at December 31, 2005	1,543,500	$0.26	–	$4.50	$2.00
Exercisable at December 31, 2005	1,421,768	$0.26	–	$4.50	$1.93

At December 31, 2005, 406,500 options were available for issuance under the two plans.

The weighted average contractual life of stock options outstanding as of December 31, 2005, 2004, and 2003 was 5.7, 6.1 and 7 years, respectively. Generally, employee options have a 10-year life and vest over a 4-year period from grant date. Director options have a five-year life and vest in eleven months from the grant date.

At December 31, 2005, 1,543,500 shares of common stock were reserved for issuance under outstanding options and 406,500 shares of common stock were reserved for the granting of additional options.

The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $2.15, $1.59 and $0.26 respectively, using the Black-Scholes option- pricing method. The following weighted-average assumptions were utilized:

The following table summarizes information about the Company’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 – $0.61	25,000	2.2	$0.33	25,000	$0.33
$0.80 – $1.15	742,500	5.5	$1.05	708,125	$1.05
$2.05 – $3.13	655,000	5.3	$2.69	618,750	$2.71
$4.50	121,000	9.8	$4.50	69,893	$4.50
	1,543,500	5.7	$2.00	1,421,768	$1.93

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

12.

Equity

In June 2004, the Company completed the redemption of all its outstanding public warrants to purchase common stock. Prior to completion of the redemption, approximately 99.4 percent of the public warrants were exercised, generating net proceeds to the Company of approximately $3,400 and a 3,424,470 share increase in outstanding shares of the Company’s common stock. Any public warrant or certificate representing a public warrant is invalid and no longer in force or effect. The redemption concluded the Company’s 2002 public rights offering.

From March 2002 through June 2004, the offering generated approximately $5,500 in total net proceeds, and resulted in the issuance of 6,864,777 shares of RELM common stock. The offering originated in March 2002, and the securities offered were “units.”  A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock. Units were offered initially to RELM’s equity holders in the form of a rights offering. The “right” allowed investors in the offering to purchase units at a 10 percent discount to the market price of a share of common stock. The warrant component gave investors the opportunity to buy the Company’s shares at a later date at a fixed price, and provided the opportunity for the Company to realize additional capital upon their exercise. On April 30, 2004, the Company announced the redemption of the public warrants. The public warrants, with an exercise price of $1.05, were exercisable for one share of common stock until 5:00 p.m. (New York time) on May 30, 2004. After that date, the warrants were no longer exercisable, and holders have the right to receive only the redemption price of $0.10 per warrant.

The Company’s revolving line of credit was established in August 2003. Concurrently, three funds affiliated with the Company directly purchased an aggregate of 500,000 shares of our common stock at $0.60 per share, which was the closing market price on the date the transaction was approved.

In 2004 and 2005, a total of 12,500 and 97,500, respectively, shares of the Company’s common stock were issued as a result of the exercise of employee stock options.

During 2005, stock purchase warrants were exercised for 165,206 shares in a cashless exercise.

The Company had no shares of its $1.00 par value preferred stock issued as of December 31, 2005 and 2004.

13.

Significant Customers

Sales to the United States government and to foreign markets as a percentage of the Company’s total sales were as follows for the year ended December 31:

	2005	2004	2003
U.S. Government	51%	46%	50%
Foreign markets	3%	2%	6%

Sales to the United States Government represented approximately 51%, 46% and 50% of our total sales for the years ended December 31, 2005 and 2004, and 2003, respectively. These sales were primarily to the various government agencies, including those within the U.S. Forest Service (USFS), and U.S. Department of the Interior (DOI). Sales to USFS agencies represented approximately 13%, 23%, and 27% of total sales for the years ended December 31, 2005, 2004, and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, sales to DOI agencies represented approximately 29%, 22%, and 12% of total sales, respectively.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

14.

Pension Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. In 2003, the Company elected not to contribute to the participants’ retirement plan. In 2005 and 2004 total contributions made by the Company were $73 and $61, respectively.

15.

Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $47, $34, and $6 in 2005, 2004 and 2003, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2005, 2004 and 2003 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2005	$118	295	(260)	$153

2004	$ 82	154	(118)	$118

2003	$103	38	(59)	$ 82

Legal Proceedings

On August 26, 2002, a products liability lawsuit was filed in the Probate Court of Galveston County, Texas against the Company, RELM Communications, Incorporated, the Company’s former specialty-manufacturing subsidiary, and the purchaser of the assets of such former specialty-manufacturing subsidiary. In February 2006, the matter was settled with no financial impact to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

16.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31 2005	June 30 2005	September 30 2005	December 31 2005
FISCAL 2005
Sales	$5,540	$6,408	$7,602	$8,969
Gross profit	2,439	3,266	4,178	4,792
Net income	332	511	1,166	8,282
Earnings per share – basic	0.03	0.04	0.09	0.63
Earning per share – diluted	0.02	0.04	0.09	0.58

	Quarters Ended
	March 31 2004	June 30 2004	September 30 2004	December 31 2004
FISCAL 2004
Sales	$4,970	$4,947	$5,186	$5,553
Gross profit	2,099	2,335	2,428	2,223
Net income	340	400	502	6,635
Earnings per share – basic	0.04	0.04	0.04	0.52
Earning per share – diluted	0.03	0.03	0.04	0.50

The increase in net income for the quarters ended December 31, 2005 and 2004 was primarily due to an income tax benefit of approximately $7,000 and $6,300, respectively, resulting from reductions in the valuation allowance against the Company’s deferred tax asset. The deferred tax asset is comprised largely of net operating loss carry forwards (NOLs). As of December 31, 2005 and 2004, the Company has deferred tax assets of approximately $11,200 and $6,300, respectively.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2006 annual meeting of stockholders.

Item 11.

Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2006 annual meeting of stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan Information set forth below, the information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2006 annual meeting of stockholders.

The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans, namely the 1996 Stock Option Plan for Non-Employee Directors and the 1997 Stock Option Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,543,500	$2.00	406,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,543,500	$2.00	406,500

Item 13.

Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2006 annual meeting of stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2006 annual meeting of stockholders.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

Page

Report of Independent Registered Certified Public Accounting Firm

F-1

Consolidated Balance Sheets

as of December 31, 2005 and 2004

F-2

Consolidated Statements of Operations

- years ended December 31, 2005, 2004 and 2003

F-4

Consolidated Statements of Changes in  Stockholders’ Equity

- years ended December 31, 2005, 2004 and 2003

F-5

Consolidated Statements of Cash Flows

- years ended December 31, 2005, 2004 and 2003

F-6

Notes to Consolidated Financial Statements

F-7

(b)

Exhibits:  The exhibits listed below are filed as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (2)
3(ii)	Certificate of Amendment to Articles of Incorporation (4)
3(iii)	By-Laws, as amended (10)
10.1	1996 Stock Option Plan for Non-Employee Directors (1)
10.2	1997 Stock Option Plan, as amended (11)
10.3	Uniden ESAS Technology Agreement (3)
10.4	Manufacturing Agreement (4)
10.5	Transaction Agreement for Real Estate Sale and Contract Manufacturing(3)
10.6	Change of Control Agreement between RELM Wireless Corporation and David P. Storey dated May 27, 2004 (9)
10.7	Change of Control Agreement between RELM Wireless Corporation and William P. Kelly dated May 27, 2004 (9)
10.8	Change of Control Agreement between RELM Wireless Corporation and Harold B. Cook dated May 27, 2004 (9)
10.9	Security and Loan Agreement (6)
10.10	Loan Modification Agreement (8)
10.11	Contract dated July 6, 2005 between RELM Wirelss Corporation and the United States Postal Service (12)
10.12	Form of Non-Employee Director Option Agreement (13)
10.13	Form of Option Agreement for 1997 Stock Option Plan (14)
14.1	Code of Ethics (7)
21	Subsidiary of Registrant (5)
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-25795)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Number	Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

———————

*

Included with this filing

(1)

Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) Annual Report on Form 10-K for the year ended December 31, 1996.

(2)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended  December 31, 1997.

(3)

Incorporated by reference from the Company’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1999, filed April 12, 2000.

(4)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(5)

Incorporated by reference from the Company’s Current Report on Form 8-K dated December 6, 2002.

(6)

Incorporated by reference from the Company’s Current Report on Form 8-K dated September 5, 2003.

(7)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)

Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2004.

(9)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 27, 2004.

(10)

Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-129113)

(11)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-112446)

(12)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

(13)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 11, 2005

(14)

Incorporated by reference from the Company’s Current Report on Form 8-K dated February 23, 2006

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit 10.1, 10.2, 10.6, 10.7, 10.8, 10.12 and 10.13.

(d)

Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 14th day of March 2006.

RELM WIRELESS CORPORATION

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

SIGNATURE	TITLE	DATE
/s/ GEORGE N. BENJAMIN, III George N. Benjamin, III	Chairman of the Board	March 14, 2006
/s/ DAVID P. STOREY David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 14, 2006
/s/ WILLIAM P. KELLY William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 14, 2006
/s/ DONALD F. U. GOEBERT Donald F. U. Goebert	Director	March 14, 2006
/s/ JAMES C. GALE James C. Gale	Director	March 14, 2006
/s/ RALPH R. WHITNEY JR. Ralph R. Whitney Jr.	Director	March 14, 2006
/s/ RANDOLPH K. PIECHOCKI Randolph K. Piechocki	Director	March 14, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-25795)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)