Form 10-Q
period 2006-03-31
RELM WIRELESS CORP
filed 2006-05-02
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-7336

______________

RELM WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

______________

Nevada	59-3486297
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

7100 Technology Drive
West Melbourne, Florida  32904

(Address of principal executive offices and Zip Code)

(321) 984-1414

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

There were 13,279,032 shares of common stock, $0.60 par value, of the registrant outstanding at April 15, 2006.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,781	$5,283
Trade accounts receivable (net of allowance for doubtful accounts of $79 in 2006 and 2005)	4,207	5,504
Inventories, net	7,022	7,091
Prepaid expenses and other current assets	566	470
Deferred tax assets, net	3,281	3,783
Total current assets	21,857	22,131

Property, plant and equipment, net	1,141	1,220
Other assets	612	358
Deferred tax assets, net	7,407	7,407
Total assets	$31,017	$31,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$992	$1,520
Accrued compensation and related taxes	506	1,280
Accrued warranty expense	153	153
Accrued other expenses and other current liabilities	344	345
Total current liabilities	1,995	3,298

Commitments and Contingencies

Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,278,432 and 13,135,324 issued and outstanding shares at
March 31, 2006 and December 31,2005, respectively	7,966	7,878
Additional paid-in capital	22,962	22,711
Accumulated Deficit	(1,906)	(2,771)
Total stockholders' equity	29,022	27,818

Total liabilities and stockholders' equity	$31,017	$31,116

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(see note 1)	(see note 1)
Sales	$7,182	$5,540
Expenses
Cost of products (includes non-cash stock-based employee compensation expense of $58 for the three months ended March 31, 2006)	3,357	3,100
Selling, general & administrative (includes non-cash stock-based employee compensation expense of $135 for the three months ended March 31, 2006)	2,473	1,950

Total expenses	5,830	5,050

Operating income	1,352	490
Other income (expense):
Interest expense	(6)	(5)
Interest income	41	12
Other income	—	8
Total other income	35	15

Income before income tax	1,387	505

Income tax expense	(522)	(173)

Net income	$865	$332

Net income per share-basic:	$0.07	$0.03

Net income per share-diluted:	$0.06	$0.02

Weighted average shares outstanding-basic	13,026	12,885
Weighted average shares outstanding-diluted	14,123	13,470

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2006	March 31 2005
Cash flows from operating activities
Net income	$865	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	—	(8)
Inventories reserve	77	(1)
Depreciation and amortization	128	132
Stock-based compensation expense	193	—
Change in operating assets and liabilities:
Accounts receivable	1,297	630
Inventories	(8)	(208)
Accounts payable	(528)	546
Prepaid expenses and other current assets	(96)	(82)
Other assets	(254)	8
Deferred tax asset	502	163
Accrued compensation and related taxes	(774)	50
Accrued warranty expense	0	13
Accrued other expenses and other current liabilities	(1)	(89)
Net cash provided by operating activities	1,401	1,486

Cash flows from investing activities
Purchases of property, plant and equipment	(49)	(137)
Net cash used in investing activities	(49)	(137)

Cash flows from financing activities
Proceeds from issuance of common stock	146	13
Repayment of debt	—	(550)
Cash provided by used in financing activities	146	(537)

Increase in cash	1,498	812
Cash and cash equivalents, beginning of period	5,283	3,140
Cash and cash equivalents, end of period	$6,781	$3,952

Supplemental disclosure
Interest paid	$6	$5
Income tax paid	$125	$45
Non-cash financing activity
Conversion of stock options to stockholders' equity	$11	$—
Conversion of warrants to stockholders' equity	$—	$37

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of income for the three months ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows for the three months ended March 31, 2006.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the Notes to the Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement No. 123R. The Company was required to adopt Statement No. 123R no later than January 1, 2006, and did so on that date utilizing the prospective method of determining compensation expense. For the three months ended March 31, 2006, the adoption of this method resulted in the recognition of non-cash, stock-based employee compensation expense totaling approximately $193. Additional discussion of stock-based compensation is found in Note 8 to the Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (continued)
Unaudited

(in Thousands, Except Share Data and Percentages)

2.

Significant Events and Transactions

In April 2006, the Company introduced the RELM/BK-branded RMV800 and RMU800 mobile radios for public safety emergency response and coordination applications. The new RELM/BK RM800 mobile radios have 512 channels with 256 programmable zones. The RELM/BK RMV800 operates in the 136-174MHz VHF frequency range, and the RELM/BK RMU800 operates in the 450-512 MHz UHF frequency range. A 5-watt audio output and voice compander assure exceptionally strong and clear audio quality while an optional 12-watt amplifier can be used for public address systems or situations with distracting noise.

In March 2006, the Company’s APCO Project 25 (P25) Radio, the DPHX5102X, was certified as intrinsically safe by Factory Mutual, a government-certified company charged with enforcing safety standards in hazardous environments. Intrinsically safe (IS) products are designed for use in hazardous environments where flammable gas, liquid or combustible dust may be present, including oil refineries, mines, chemical plants and flour mills. To be deemed intrinsically safe, products must pass a rigorous series of tests that certify they will not emit electrical sparks during normal operation.

In January 2006, the Company received orders totaling approximately $2,350 from federal and state government agencies for digital P25 portable and mobile radios. These orders were fulfilled by the Company during the first quarter 2006.

3.

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $79 on gross trade receivables of $4,286 at March 31, 2006. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of March 31, 2006. Because the amount that the Company will actually collect on the receivables outstanding as of March 31, 2006 cannot be known with certainty, the Company relies on prior experience. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 1.8% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer’s balance. As of March 31, 2006, there was no specific allowance.

4.

Inventories

The components of inventory, net of reserves totaling $2,719 at March 31, 2006 and $2,642 at December 31, 2005, respectively, consist of the following:

	March 31 2006	December 31, 2005
Finished goods	$3,273	$2,966
Work in process	1,959	1,999
Raw materials	1,790	2,126
	$7,022	$7,091

The reserve for slow-moving, excess, or obsolete inventory was $2,719 at March 31, 2006 as compared to $2,642 at December 31, 2005. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels,

Notes to Condensed Consolidated Financial Statements (continued)
Unaudited

(in Thousands, Except Share Data and Percentages)

the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual sales and usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

5.

Income Taxes

Non-cash deferred tax expense of approximately $502 has been recorded for the three months ended March 31, 2006.

As of March 31, 2006, the Company recognized a net deferred tax asset of approximately $10,688 compared to $11,190 as of December 31, 2005. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $21,600 for federal purposes and $20,400 for state purposes, with expirations starting in 2012 through 2022.

In order to fully realize the net deferred tax asset, the Company will need to generate sufficient taxable income in future years prior to the expiration of its NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005, 2004 and 2003, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its deferred tax assets recorded at March 31, 2006. Accordingly, no valuation allowance has been established and the Company has recognized the entire deferred tax asset of approximately $10,688.

The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to reduce some or the entire deferred tax asset recognized as of March 31, 2006.

Notes to Condensed Consolidated Financial Statements (continued)
Unaudited

(in Thousands, Except Share Data and Percentages)

6.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the three months ended March 31, 2006 are as follows:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2005	13,135,324	$7,878	$22,711	$(2,771)	$27,818

Common stock option exercise	143,108	88	58	—	146
Stock-based compensation expense	—	—	193	—	193
Net income	—	—	—	865	865
Balance at March 31, 2006	13,278,432	$7,966	$22,962	$(1,906)	$29,022

7.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income (numerator for basic and diluted earnings per share)	$865	$332
Denominator:
Denominator for basic earnings per share weighted average shares	13,026,493	12,884,803
Effect of dilutive securities:
Options	1,095,703	493,695
Warrants	—	91,825

Denominator for diluted earnings per share adjusted weighted average shares	14,122,196	13,470,323

Basic earnings per share	$0.07	$0.03

Diluted earnings per share	$0.06	$0.02

A total of 75,000 and 488,000 shares related to options are not included in the computation of earnings per share for the three months ended March 31, 2006 and 2005, respectively, because to do so would have been anti-dilutive for those periods.

8.

Stock-Based Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $193 of non-cash stock-based employee compensation during the quarter ended March 31, 2006. The Company considers its stock-based compensation expenses as a component of cost of products ($58) and selling, general and administrative expenses ($135). No amount of stock–based compensation expense was capitalized as part of capital expenditures or inventory for the period presented.

Notes to Condensed Consolidated Financial Statements (continued)
Unaudited

(in Thousands, Except Share Data and Percentages)

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The stock-based employee compensation expense recorded in the quarter ended March 31, 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

Quarter ended March 31, 2006
Expected Life in Years	5.43
Volatility	104.57%
Interest Rate	4.62%
Yield Rate	0.00%

A summary of stock option activity under our stock option plans as of December 31, 2005, and changes during the quarter ended March 31, 2006 are presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregrate Intrinsic Value
Outstanding as of 12/31/2005	1,553,500	$2.01
Issued	75,000	$11.40
Exercised	146,494	$1.21
Forfeited	—	—
Expired	—	—
Outstanding as of 3/31/2006	1,482,006	$2.56	5.70	$10,762,237

Shares execisable as of 3/31/2006	1,275,086	$1.99	5.24	$9,880,729

The weighted average grant-date fair value of options granted during the quarter ended March 31, 2006 was $9.16. A total of 146,494 stock options were exercised during the quarter ended March 31, 2006. The total intrinsic value of options exercised during this quarter was $1,240,963. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceed the exercise price of the stock option.

A summary of the status of nonvested shares as of December 31, 2005 and changes during the quarter ended March 31, 2006 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Options
Nonvested at December 31, 2005	141,920	$1.83
Granted	75,000	$9.16
Vested	(10,000)	$1.32

Nonvested at March 31, 2006	206,920	$4.51

Notes to Condensed Consolidated Financial Statements (continued)
Unaudited

(in Thousands, Except Share Data and Percentages)

As of March 31, 2006, there was approximately $792,146 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 5.43 years. The total fair value of the stock options vested during the quarter ended March 31, 2006 and year-to-date was approximately $13,200.

For the periods prior to January 1, 2006, the Company accounted for its employee and director stock option plans in accordance with the provision of APB Opinion No. 25. As permitted by SFAS No. 123, the Company measured employee compensation cost of its stock option plans using the intrinsic value method of accounting.

Prior  to the Company’s adoption of SFAS No. 123R, SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method now prescribed. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma change for compensation cost related to stock-based awards granted was recognized over the vesting period. For stock options, the vesting period represents the period of time between the date of grant and the date each option becomes exercisable.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, to stock based-based employee compensation for the quarter ended March 31, 2005, prior to the adoption of SFAS No. 123R.

Quarter ended March 31, 2005
Net income as reported	$332

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)

Pro forma net income	$296

Basic income per share:
As reported	$0.03
Pro forma	$0.02

Diluted income per share:
As reported	$0.02
Pro forma	$0.02

As a result of adopting Statement No. 123R on January 1, 2006, the Company’s income before income tax and net income for the quarter ended March 31, 2006 was approximately $193 lower than if it had continued to account for stock-based compensation under APB Opinion No. 25.

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

Other

As of March 31, 2006, the Company has commitments for purchase orders to suppliers of approximately $3,100.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

Executive Summary

Our operating results and financial position for the three months ended March 31, 2006 improved compared to the same quarter last year. Additionally, in 2006 we have introduced several new products and our P25 digital portable radios have been certified as intrinsically safe. These events, we believe, expand our addressable market and should contribute to future growth.

For the three months ended March 31, 2006, sales increased approximately 29.6% ($1.6 million) compared to the same quarter last year. Gross margins as a percent of sales for the three months ended March 31, 2006 improved to 53.3% compared to 44.0% for the same quarter last year. Pretax income for the three months ended March 31, 2006 increased approximately 175.9% ($0.9 million) compared to the same quarter last year. This includes approximately $193 of non-cash expense related to stock-based employee compensation. For additional information pertaining to this subject, please see note 8 to the condensed consolidated financial statements contained elsewhere in this report. For the three months ended March 31, 2006, we recognized non-cash deferred tax expense of approximately $0.5 million compared to $0.2 million for the same quarter last year. Net income for the three months ended March 31, 2006 totaled approximately $0.9 million ($0.07 per basic share and $0.06 per fully diluted share) compared to net income of approximately $0.3 million ($0.03 per basic share and $0.02 per fully diluted share) for the same quarter last year.

Our balance sheet as of March 31, 2006 also improved compared to December 31, 2005, including a 30.0% (approximately $1.5 million) increase in cash and a 5.5% (approximately $1.0 million) increase in working capital.

In April 2006, we introduced a new line of mobile radios, the RELM/BK-branded RM800 series, for public safety emergency response and coordination applications. These new models have 512 channels with 256 programmable zones. They operate in both the 136-174MHz VHF frequency range, and the 450-512 MHz UHF frequency range. A 5-watt audio output and voice compander assure exceptionally strong and clear audio quality while an optional 12-watt amplifier can be used for public address systems or situations with distracting noise.

In March 2006, our P25 Radio, the DPHX5102X, was certified as intrinsically safe (IS) by Factory Mutual, a government-certified company charged with enforcing safety standards in hazardous environments. Intrinsically safe products are designed for use in hazardous environments where flammable gas, liquid or combustible dust may be present, including oil refineries, mines, chemical plants and flour mills. To be deemed intrinsically safe, products must pass a rigorous series of tests that certify they will not emit electrical sparks during normal operation.

The introduction of the RM series products and the IS certification of our digital P25 portable radio, we believe, increase our addressable market.

Results of Operations

The following table shows each item from the condensed consolidated statements of income expressed as a percentage of sales:

	March 31 2006	March 31 2005
Sales	100.0%	100.0%
Cost of sales	(46.7)	(56.0)
Gross margin	53.3	44.0
Selling, general and
administrative expenses	(34.4)	(35.2)
Interest expense	(0.1)	(0.1)
Interest income	0.6	0.3
Other income	—	0.1
Pretax income	19.4	9.1
Income tax expense	(7.3)	(3.1)
Net income	12.1%	6.0%

Net Sales

Net sales for the three months ended March 31, 2006 increased approximately 29.6% ($1.6 million) to approximately $7.2 million from approximately $5.5 million for the same quarter last year.

Sales for the first quarter of 2006 increased in both the government and public safety, and the commercial and industrial segments of our business.

The growth in sales to the government and public safety sector was driven largely by our P25 digital products. During the past year we introduced additional P25 products such as our digital mobile radio and digital capabilities such as encryption, which expanded our addressable market and enabled us to add new customers. Also, government and public safety users are migrating to P25 digital technology at an increasing rate. We believe this migration will be a catalyst for future growth in digital sales and total sales. More new P25 digital products and related capabilities are planned for later this year and next year.

Likewise, sales of our business-grade products addressing commercial, industrial and certain government applications increased in the first quarter of 2006 compared to the same quarter last year primarily as a result of new products. Many of these products were introduced during 2005, including a complete new line of radios branded RELM/BK. They are gaining increased acceptance and momentum in the market.

Cost of Products and Gross Margin

Cost of Products as a percentage of sales for the three months ended March 31, 2006 decreased to 46.7% from 56.0% for the same quarter last year. For the first quarter of 2006, cost of products included non-cash stock-based employee compensation expense totaling approximately $58,000 (0.8% of sales).

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

The mix of products in our total sales has also contributed to improved margins. Sales of newer, higher-specification products that incorporate recent, more cost-effective product designs, particularly P25 digital products, and sales of new analog products, comprised a greater portion of our sales for the first quarter of 2006 compared to the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters and non-cash stock-based employee compensation expenses.

For the three months ended March 31, 2006, SG&A expenses totaled approximately $2.5 million (34.4% of sales) compared to approximately $2.0 million (35.2% of sales) for the same quarter last year. The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with non-cash stock-based employee compensation expense.

Engineering and product development expenses increased by approximately $161,000 (28.4%) for the three months ended March 31, 2006 compared to the same quarter last year, primarily due to additional staff and related expenses, as well as approximately $24,000 of non-cash stock-based employee compensation expense. The additional investment in engineering and product development is intended to expedite the completion and introduction of new products, including additional P25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require investment. Internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2007. We anticipate that these products will be a primary source of sales growth in the future.

Marketing and selling expenses increased by approximately $254,000 (31.8%) for the three months ended March 31, 2006 compared to the same quarter last year, and included approximately $9,000 of non-cash stock-based employee compensation expense. We incurred additional sales, marketing and promotion expenses for initiatives designed to drive sales growth from government and public safety opportunities for P25 digital products, as well as from opportunities with commercial, business and security concerns.

General and administrative expenses increased by approximately $109,000 (18.6%) for the three months ended March 31, 2006 compared to the same quarter last year primarily due to approximately $102,000 of non-cash stock-based employee compensation expense.

Operating Income

Operating income for the three months ended March 31, 2006 increased approximately 175.9% ($0.9 million) to approximately $1.4 million, compared to $490,000 for the same quarter last year. The improvement is attributable to sales growth as well as product and operating improvements which reduced product costs.

Net Interest Income

For the three months ended March 31, 2006, we earned approximately $35,000 in net interest income compared to $7,000 for the same quarter last year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The increase in net interest income is derived from our improved cash position, resulting from revenue growth and improved operations. We had no outstanding principal balance under the revolving line of credit as of March 31, 2006. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

Income Taxes

We recorded non-cash deferred tax expense of approximately $502,000 for the three months ended March 31, 2006, compared to $163,000 for the same quarter last year.

As of March 31, 2006, we recognized a net deferred tax asset of approximately $10.7 million compared to $11.2 million as of December 31, 2005. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $21,600 for federal purposes and $20,400 for state purposes, with expirations starting in 2012 through 2022.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005, 2004 and 2003, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our deferred tax asset recorded at March 31, 2006. Accordingly, no valuation allowance has been established and we have recognized the entire deferred tax asset of approximately $10.7 million.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to reduce some or the entire deferred tax asset recognized as of March 31, 2006.

Significant Customers

Sales to the United States government represented approximately $1.9 million (26.9%) of our total sales for the three months ended March 31, 2006 compared to approximately $1.9 million (34.2%) for the same quarter last year.

Inflation and Changing Prices

Inflation and changing prices for the three months ended March 31, 2006 contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize contract manufacturers.

Liquidity and Capital Resources

For the three months ended March 31, 2006, net cash provided by operating activities totaled approximately $1.4 million, compared to approximately $1.5 million for the same quarter last year. The cash provided by operations is primarily attributable to net income for the quarter of approximately $0.9 million compared to net income of approximately $0.3 million for the same period last year. Changes in components of working capital, particularly accounts receivable, also contributed to cash provided by operations.

Accounts receivable for the three months ended March 31, 2006 decreased approximately $1.3 million compared to a decrease of $0.6 million for the same period last year primarily due to collections on federal and state accounts. Inventory net of reserve was largely unchanged during the quarter compared to an increase of $0.2 million for the same quarter last year. Last year inventory levels were increased to meet increases in demand. Generally, we have maintained those inventory levels. Accrued compensation and related taxes for the three months ended March 31, 2006 decreased approximately $0.8 million compared to an increase of $0.1 million for the same period last year due to the payment of employee incentive compensation related to our 2005 performance. Net deferred tax assets decreased approximately $0.5 million reflecting the impact of deferred tax expense for the period compared to $0.2 million for the same quarter last year. This reflects our increased pretax income for the first quarter of 2006. Depreciation and amortization totaled approximately $128,000 for the three months ended March 31, 2006 compared to $132,000 for the same period last year as certain assets became fully depreciated or amortized.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the quarter were approximately $49,000 compared to approximately $137,000 for the same quarter last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $146,000 was provided by financing activities for the three months ended March 31, 2006, primarily from the issuance of common stock.  During the same quarter last year approximately $537,000 was used in financing activities to repay outstanding debt of the subordinated convertible notes. There were no amounts outstanding under the revolving line of credit as of March 31, 2006. We have a revolving line of credit for up to $3.5 million, which expires in January 2007 and is secured by substantially all of our assets, principally trade receivables and inventory. Under the formula for calculating the available credit on our facility, approximately $3.5 million was available as of March 31, 2006. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of March 31, 2006, we were in compliance with all such covenants.

Our cash balance at March 31, 2006 was approximately $6.8 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

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

Allowance For Collection Losses

The allowance for collection losses was approximately $79,000 on gross trade receivables of approximately $4.3 million as of March 31, 2006. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of March 31, 2006. Because the amount that we will actually collect on the receivables outstanding as of March 31, 2006 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables. For the last four years our average write-offs has been less than $15,000 annually. We maintain a general allowance of approximately 1% to 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is 1.8% of gross receivables. We believe that revenues and total receivables may increase during 2006, and accordingly, we may experience an increase in this allowance balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of March 31, 2006.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was $2.7 million at March 31, 2006 as compared to $2.6 million in 2005. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual sales and usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review our actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at 1.00% over the prime rate. As of March 31, 2006, we had no debt outstanding under this facility.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 9 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 2, 2006	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 2, 2006	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).