Form 10-Q
period 2006-06-30
RELM WIRELESS CORP
filed 2006-08-04
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

There were 13,301,987 shares of common stock, $0.60 par value, of the registrant outstanding at July 15, 2006.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data) (Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,560	$5,283
Trade accounts receivable (net of allowance for doubtful accounts of $78 in 2006 and $79 in 2005)	7,930	5,504
Inventories, net	6,888	7,091
Prepaid expenses and other current assets	463	470
Deferred tax assets, net	2,663	3,783
Total current assets	23,504	22,131

Property, plant and equipment, net	1,119	1,220
Other assets	604	358
Deferred tax assets, net	7,407	7,407
Total assets	$32,634	$31,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$900	$1,520
Accrued compensation and related taxes	782	1,280
Accrued warranty expense	163	153
Accrued other expenses and other current liabilities	340	345
Total current liabilities	2,185	3,298

Commitments and Contingencies

Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares:
13,301,987 and 13,135,324 issued and outstanding shares at
June 30, 2006 and December 31,2005, respectively	7,981	7,878
Additional paid-in capital	23,302	22,711
Accumulated Deficit	(834)	(2,771)
Total stockholders' equity	30,449	27,818

Total liabilities and stockholders' equity	$32,634	$31,116

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(see note 1)	(see note 1)	(see note 1)	(see note 1)
Sales	$8,596	$6,408	$15,780	$11,948
Expenses
Cost of products (includes non-cash stock-based employee compensation expense of $81 for the three months ended June 30, 2006 and $138 for the six months ended June 30, 2006)	3,713	3,142	7,071	6,242
Selling, general & administrative (includes non-cash stock-based employee compensation expense of $240 for the three months ended June 30, 2006 and $375 for the six months ended June 30, 2006	3,191	2,422	5,664	4,372
Total expenses	6,904	5,564	12,735	10,614

Operating income	1,692	844	3,045	1,334
Other income (expense):
Interest expense	(10)	(9)	(16)	(14)
Interest income	59	15	100	27
Other income (expense)	(23)	(31)	(24)	(23)
Total other income	26	(25)	60	(10)

Income before income tax	1,718	819	3,105	1,324

Income tax expense	(646)	(308)	(1,168)	(481)

Net income	$1,072	$511	$1,937	$843

Net income per share-basic:	$0.08	$0.04	$0.15	$0.07

Net income per share-diluted:	$0.08	$0.04	$0.14	$0.06

Weighted average shares outstanding-basic	13,292,936	13,034,100	13,231,153	13,031,051
Weighted average shares outstanding-diluted	14,188,597	13,506,155	14,281,086	13,513,333

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net income	$1,937	$843
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	(1)	(9)
Inventories reserve	52	41
Depreciation and amortization	264	272
Loss on disposal - PPE & other assets	—	28
Deferred tax asset provision	1,120	470
Change in operating assets and liabilities:
Accounts receivable	(2,425)	33
Inventories	151	(1,174)
Accounts payable	(620)	575
Prepaid expenses and other current assets	7	33
Other assets	(246)	14
Accrued compensation and related taxes	(498)	208
Deferred compensation expense	513	—
Accrued warranty expense	10	46
Accrued other expenses and other current liabilities	(5)	(1)
Net cash provided by operating activities	259	1,379

Cash flows from investing activities
Purchases of property, plant and equipment	(163)	(314)
Net cash used in investing activities	(163)	(314)

Cash flows from financing activities
Proceeds from issuance of common stock	181	29
Repayment of debt	—	(550)
Cash provided by (used in) financing activities	181	(521)

Increase in cash	277	544
Cash and cash equivalents, beginning of year	5,283	3140
Cash and cash equivalents, end of period	$5,560	$3,684

Supplemental disclosure
Interest paid	$16	$14
Income tax paid	$182	$45
Non-cash financing activity
Conversion of stock options to stockholders' equity	$12	$—
Conversion of warrants to stockholders' equity	$—	$99

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows for the three and six months ended June 30, 2006.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48. “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our consolidated financial statements.

2.

Significant Events and Transactions

In July 2006, the Company introduced the DPH-CMD, a new digital, high-specification, enhanced and expanded portable radio for field command and coordination functions. The DPH-CMD, like its analog counterpart, is capable of field communications over 500 channels, with 25 groups of 20 channels per group, in  the 136-174 MHz VHF frequency band. Additionally, the DPH-CMD is compliant with the APCO Project 25 digital standard for interoperability. Meeting rigid MIL-STD 810 C/D/E military specifications, the new product has also received FCC Type Acceptance as well as IC certification.

In July 2006, the United States Postal Service (USPS) exercised its first renewal option, extending the term of its contract with the Company by one year to July 2007. The Company was initially awarded the exclusive contract to provide portable two-way radios to the USPS in July 2005. The contract was for an initial term of one year and provides for four one-year renewals at the option of the USPS. It is terminable by either party upon 180 days’ written notice. The contract does not specify equipment purchase dates or quantities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

In June 2006, the Company modified its $3.5 million secured revolving credit facility. Under a modification agreement between the lender and the Company, the secured revolving credit facility’s maturity date was extended to January 1, 2008 from January 1, 2007 and its interest rate for borrowings was reduced initially by 0.50% and an additional 0.15% if the Company’s Net Profit (as defined in accordance with United States generally accepted accounting principles) for each fiscal quarter after the quarter ending June 30, 2006 is at least $1,700. Prior to the modification agreement, the secured revolving credit facility’s interest rate was prime plus 1% (with a minimum rate of 6.25%). The modification agreement also reduced the Company’s administrative fees and reporting requirements under the secured revolving credit facility. As of June 30, 2006, there were no borrowings outstanding under the secured revolving credit facility.

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

3.

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $78 on gross trade receivables of $8,008 at June 30, 2006. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of June 30, 2006. Because the amount that the Company will actually collect on the receivables outstanding as of June 30, 2006 cannot be known with certainty, the Company relies on prior experience. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company typically maintains a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 1.0% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer’s balance. As of June 30, 2006, there was no specific allowance.

4.

Inventories

The components of inventory, net of reserves totaling $2,694 at June 30, 2006 and $2,642 at December 31, 2005, respectively, consist of the following:

	June 30, 2006	December 31, 2005

Finished goods	$2,812	$2,966
Work in process	2,320	1,999
Raw materials	1,756	2,126
	$6,888	$7,091

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

The reserve for slow-moving, excess, or obsolete inventory was $2,694 at June 30, 2006 as compared to $2,642 at December 31, 2005. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual sales and usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

5.

Income Taxes

Non-cash deferred tax expense of approximately $619 and $1,120 has been recorded for the three and six months ended June 30, 2006, respectively. Also, alternative minimum tax expense totaling approximately $27 and $47 has been recorded for the three and six months ended June 30, 2006, respectively.

As of June 30, 2006, the Company recognized a net deferred tax asset of approximately $10,070 compared to $11,190 as of December 31, 2005. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $19,900 for federal purposes and $18,700 for state purposes, with expirations starting in 2012 through 2022.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at June 30, 2006. Accordingly, no valuation allowance has been established and the Company has recognized the entire net deferred tax asset of approximately $10,070.

The Company cannot presently estimate what, if any, changes to the valuation of its net deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to reduce some or the entire net deferred tax asset recognized as of June 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

6.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the six months ended June 30, 2006 are as follows:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2005	13,135,324	$7,878	$22,711	$(2,771)	$27,818

Common stock option exercise	166,663	103	78		181
Deferred stock-based compensation expense			513		513
Net income				1,937	1,937
Balance at June 30, 2006	13,301,987	$7,981	$23,302	$(834)	$30,449

7.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,072	$511	$1,937	$843
Denominator:
Denominator for basic earnings per share weighted average shares	13,292,936	13,034,100	13,231,153	13,031,051

Effect of dilutive securities:
Options	895,661	472,055	1,049,933	482,282

Denominator:
Denominator for diluted earnings per share weighted average shares	14,188,597	13,506,155	14,281,086	13,513,333
Basic income per share	$0.08	$0.04	$0.15	$0.07
Diluted income per share	$0.08	$0.04	$0.14	$0.06

A total of 75,000 and 110,000 shares related to options are not included in the computation of earnings per share for the three and six months ended June 30, 2006, respectively, and a total of 597,500 and 457,500 shares related to options are not included in the computation of earnings per share for the three and six months ended June 30, 2005 because to do so would have been anti-dilutive for those periods.

8.

Stock-Based Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $321 and $513, respectively, of non-cash stock-based employee compensation for the three and six months ended June 30, 2006. The Company considers its stock-based compensation expenses as a component of cost of products ($81 and $138, respectively, for the three and six months ended June 30, 2006) and selling, general and administrative expenses ($240 and $375, respectively, for the three and six months ended June 30, 2006). No amount of stock–based compensation expense was capitalized as part of capital expenditures or inventory for the period presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value  of a stock option grant. The stock-based employee compensation expense recorded in the three and six months ended June 30, 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Expected Life in Years	2.14	4.38
Volatility	76.67%	95.69%
Interest Rate	4.74%	4.66%
Yield Rate	0.00%	0.00%

A summary of stock option activity under our stock option plans as June 30, 2006, and changes during the three and six months ended June 30, 2006 are presented below:

	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Aggregate Intrinsic Value	Wgt. Avg. Grant Date Fair Value
As of 4/1/2006
Outstanding	1,482,006	$2.56	5.5	$5,809,576	$1.38
Vested	1,275,086	$1.99	5.0	$5,392,427	$1.03
Unvested	206,920	$6.08	8.3	$417,149	$3.58

Period activity
Issued	35,000	$7.38	—	$0	$3.09
Exercised	23,555	$1.50	—	$111,165	$0.62
Forfeited	545	$4.50	—	$937	$0.26
Expired	0	—	—	$0	—

As of 6/30/2006
Outstanding	1,492,906	$2.69	5.5	$5,697,474	$1.43
Vested	1,300,281	$2.04	5.1	$5,445,275	$1.05
Unvested	192,625	$7.08	8.5	$252,199	$4.02

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $3.35 and $7.24, respectively. A total of 23,355 and 170,049, respectively, stock options were exercised during the three and six months ended June 30, 2006. The total intrinsic value of options exercised during the three and six month periods were $111,165 and $1,136,908, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceed the exercise price of the stock option.

As of June 30, 2006, there was approximately $578,763 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 0.70 years. The total fair value of the stock options vested during the quarter ended June 30, 2006  was approximately $73,628.

For the periods prior to January 1, 2006, the Company accounted for its employee and director stock option plans in accordance with the provision of APB Opinion No. 25. As permitted by SFAS No. 123, the Company measured employee compensation cost of its stock option plans using the intrinsic value method of accounting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, to stock based-based employee compensation for the three and six months ended June 30, 2005, prior to the adoption of SFAS No. 123R.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported	$511	$843

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(69)

Pro forma net income	$477	$774

Basic income per share:
As reported	$0.04	$0.07
Pro forma	$0.04	$0.06

Diluted income per share:
As reported	$0.04	$0.06
Pro forma	$0.04	$0.06

As a result of adopting Statement No. 123R on January 1, 2006,  the Company’s income before income tax and net income for the three and six months ended June 30, 2006 was approximately $321 and $513, respectively, lower than if it had continued to account for stock-based compensation under APB Opinion No. 25.

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

Other

As of June 30, 2006, the Company had commitments for purchase orders to suppliers of approximately $2,789.

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

Executive Summary

Our operating results and financial position for the three and six months ended June 30, 2006 improved compared to the same periods last year. Additionally, to-date in 2006 we have introduced several new products, including the DPH-CMD, our new digital APCO Project 25 compliant radio for field command and coordination functions. Also our P25 digital portable radios have been certified as intrinsically safe. These events, we believe, expand our addressable market and should contribute to future growth.

For the three and six months ended June 30, 2006, sales increased approximately 34.1% ($2.2 million) and 32.1% ($3.8 million), respectively, compared to the same periods last year. Gross margins as a percent of sales for the three and six months ended June 30, 2006 improved to 56.8% and 55.2%, respectively, compared to 51.0% and 47.8%, respectively, for the same periods last year. Pretax income for the three and six months ended June 30, 2006 increased approximately 109.8% ($0.9 million) and 134.5% ($1.8 million), respectively, compared to the same periods last year. This includes non-cash expense related to stock-based employee compensation totaling $321,000 and $513,000 for the three and six months ended June 30, 2006, respectively. For additional information pertaining to this subject, please see note 8 to the condensed consolidated financial statements contained elsewhere in this report. For the three and six months ended June 30, 2006, we recognized non-cash deferred tax expense of approximately $0.6 million and $1.2 million, respectively, compared to approximately $0.3 million and $0.5 million, respectively, for the same periods last year. Net income for the three and six months ended June 30, 2006 totaled approximately $1.1 million ($0.08 per basic share and per fully diluted share) and $1.9 million ($0.15 per basic share and $0.14 per fully diluted share) compared to net income of approximately $0.5 million ($0.04 per basic share and per fully diluted share), respectively, and $0.8 million ($0.07 per basic share and $0.06 per fully diluted share), respectively, for the same periods last year.

Our balance sheet as of June 30, 2006 also improved compared to December 31, 2005, including an approximately $2.5 million (13.2%) increase in working capital and a $2.6 million (9.5%) increase in stockholders’ equity. We generated positive cash flow for the six months ended June 30, 2006 and continue to be long-term debt free.

In July 2006, we introduced the DPH-CMD, a digital, high-specification, enhanced and expanded portable radio for field command and coordination functions. The DPH-CMD, like its analog counterpart, is capable of field communications over 500 channels, with 25 groups of 20 channels per group, in  the 136-174 MHz VHF frequency band. Additionally, the DPH-CMD is compliant with the APCO Project 25 digital standard for interoperability. Meeting rigid MIL-STD 810 C/D/E military specifications, the new product has also received FCC Type Acceptance as well as IC certification.

In July 2006, the United States Postal Service (USPS) exercised its first renewal option, extending the term of its contract with us by one year to July 2007. We were originally awarded the exclusive contract to provide portable two-way radios to the USPS in July 2005. The contract was for an initial term of one year and provides for four one-year renewals at the option of the USPS. It is terminable by either party upon 180 days’ written notice. The contract does not specify equipment purchase dates or quantities.

In June 2006, we modified our $3.5 million secured revolving credit facility. Under a modification agreement between the lender and us,  the secured revolving credit facility’s maturity date was extended to January 1, 2008 from January 1, 2007 and its interest rate for borrowings was reduced initially by 0.50% and an additional 0.15% if our Net Profit (as defined in accordance with United States generally accepted accounting principles) for each fiscal quarter after the quarter ending June 30, 2006 is at least $1,700. Prior to the modification agreement, the secured revolving credit facility’s interest rate was prime plus 1% (with a minimum rate of 6.25%). The modification agreement also reduced the our administrative fees and reporting requirements under the secured revolving credit facility. As of June 30, 2006, we had no borrowings outstanding under the secured revolving credit facility.

In April 2006, we introduced a new line of mobile radios, the RELM/BK-branded RM800 series, for public safety emergency response applications. These new models have 512 channels with 256 programmable zones. They operate in both the 136-174MHz VHF frequency range, and the 450-512 MHz UHF frequency range. A 5-watt audio output and voice compander assure exceptionally strong and clear audio quality while an optional 12-watt amplifier can be used for public address systems or situations with distracting noise.

These new product introductions and product certifications, and additional new products planned for later this year and beyond, are designed to broaden our addressable market and fuel sales growth.

Results of Operations

The following table shows each item from the condensed consolidated statements of income expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(43.2)	(49.0)	(44.8)	(52.2)
Gross margin	56.8	51.0	55.2	47.8
Selling, general and administrative expenses	(37.1)	(37.8)	(35.9)	(36.6)
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest income	0.7	0.2	0.6	0.2
Other expense	(0.3)	(0.5)	(0.1)	(0.2)
Pretax income	20.0	12.8	19.7	11.1
Income tax expense	(7.5)	(4.8)	(7.4)	(4.0)
Net income	12.5%	8.0%	12.3%	7.1%

Net Sales

Net sales for the three months ended June 30, 2006 increased approximately 34.1% ($2.2 million) to approximately $8.6 million from approximately $6.4 million for the same quarter last year. Net sales for the six months ended June 30, 2006 increased approximately 32.1% ($3.8 million) to approximately $15.8 million from approximately $11.9 million for the same period last year.

Sales for the first six months of 2006 increased in both the government and public safety, and the commercial and industrial segments of our business. In particular, our P25 digital product line showed strength, increasing approximately $5.3 million (154.0%) compared to the same period last year.

The growth in sales to the government and public safety sector was driven largely by our P25 digital products. During the past year we introduced additional P25 products such as our digital mobile radio and digital capabilities such as encryption, which expanded our addressable market and enabled us to add new customers. Also, government and public safety users are migrating to P25 digital technology at an increasing rate. We believe this migration will be a catalyst for future growth in digital sales and total sales. We also plan to expand our addressable market through the introduction of more new P25 products and capabilities. In July 2006, we introduced the DPH-CMD digital P25 portable radio for command and coordination functions. More new P25 digital products and related capabilities are planned for later this year and next year.

Likewise, sales of our business-grade products addressing commercial, industrial and certain government applications increased during the first six months of 2006 compared to the same period last year primarily as a result of new products. Many of these products were first introduced during 2005, including a complete new line of radios branded RELM/BK. They are gaining increased acceptance and momentum in the market.

Cost of Products and Gross Margin

Cost of Products as a percentage of sales for the three and six months ended June 30, 2006 decreased to 43.2% and 44.8%, respectively, from 49.0% and 52.2%, respectively, for the same periods last year. For the three and six months ended June 30, 2006, cost of products included non-cash stock-based employee compensation expense totaling approximately $81,000 (0.9% of sales) and $138,000 (0.9%), respectively. We did not recognize non-cash stock-based employee compensation expense for the same periods last year.

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

The mix of products in our total sales has also contributed to improved margins. Sales of newer, higher-specification products that incorporate recent, more cost-effective product designs, particularly P25 digital products, and sales of newer analog products, comprised a greater portion of our sales for the first six months of 2006 compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters and non-cash stock-based employee compensation expenses.

For the three months ended June 30, 2006, SG&A expenses totaled approximately $3.2 million (37.1% of sales) compared to approximately $2.4 million (37.8% of sales) for the same quarter last year. For the six months ended June 30, 2006, SG&A expenses totaled approximately $5.7 million (35.9% of sales) compared to approximately $4.4 million (36.6% of sales) for the same period last year. For the three and six months ended June 30, 2006, SG&A expenses included non-cash stock-based employee compensation expense totaling approximately $240,000 (2.8% of sales) and $375,000 (2.4%), respectively. We did not recognize non-cash stock-based employee compensation expense for the same periods last year.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with non-cash stock-based employee compensation expense.

Engineering and product development expenses increased by approximately $245,000 (42.7%) and $408,000 (35.8%), respectively, for the three and six months ended June 30, 2006 compared to the same periods last year. These increases were primarily due to additional staff and related expenses, as well as non-cash stock-based employee compensation expense. The additional investment in engineering and product development is intended to expedite the completion and introduction of new products, including additional P25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require investment. Internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2007. We anticipate that these products will be a primary source of sales growth in the future.

Marketing and selling expenses increased by approximately $459,000 (42.1%) and $713,000 (37.8%), respectively, for the three and six months ended June 30, 2006 compared to the same periods last year. These increases were primarily due to increased commission expense from sales growth. We also increased staffing and incurred additional sales, marketing and promotion expenses for initiatives designed to drive sales growth from government and public safety opportunities for P25 digital products, as well as from opportunities with commercial, business and security concerns. Additionally, we recognized non-cash stock-based employee compensation expense during the first six months of 2006.

General and administrative expenses increased by approximately $66,000 (8.7%) and $171,000 (12.7%), respectively, for the three and six months ended June 30, 2006 compared to the same periods last year. These increases were entirely driven by non-cash stock-based employee compensation expense. For the three and six months ended June 30, 2006, general and administrative expenses, excluding non-cash stock-based employee compensation expense, decreased by approximately $88,000 (11.6%) and $84,000 (6.3%), respectively.

Operating Income

Operating income for the three and six months ended June 30, 2006 increased approximately 100.5% ($0.8 million)  and 128.3% ($1.7 million), respectively, compared to the same periods last year. The improvement is attributable to sales growth as well as product and operating improvements which reduced product costs.

Net Interest Income

For the three and six months ended June 30, 2006, we earned approximately $49,000 and $84,000, respectively, in net interest income compared to approximately $6,000 and $13,000, respectively, for the same periods last year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The increase in net interest income is derived from our improved cash position, resulting from revenue growth and improved operations. We had no outstanding principal balance under the revolving line of credit as of June 30, 2006. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

Income Taxes

We recorded non-cash deferred tax expense of approximately $619,000 and $1,121,000 for the three and six months ended June 30, 2006, respectively, compared to $308,000 and $481,000, respectively, for the same periods last year. Alternative minimum tax expense totaling approximately $27,000 and $47,000 has been recorded for the three and six months ended June 30, 2006, respectively.

As of June 30, 2006, we recognized a net deferred tax asset of approximately $10.1 million compared to approximately $11.2 million as of December 31, 2005. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $19,900 for federal purposes and $18,700 for state purposes, with expirations starting in 2012 through 2022.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at June 30, 2006. Accordingly, no valuation allowance has been established and we have recognized the entire net deferred tax asset of approximately $10.1 million.

We cannot presently estimate what, if any, changes to the valuation of our net deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to reduce some or the entire net deferred tax asset recognized as of June 30, 2006.

Significant Customers

Sales to the United States government represented approximately $6.0 million (69.8%) and $8.1 million (51.3%) of our total sales for the three and six months ended June 30, 2006, respectively, compared to approximately $2.1 million (31.9%)  and $3.9 million (33.0%), respectively, for the same periods last year.

Inflation and Changing Prices

Inflation and changing prices for the three and six months ended June 30, 2006 contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize contract manufacturers.

Liquidity and Capital Resources

For the six months ended June 30, 2006, net cash provided by operating activities totaled approximately $0.3 million, compared to approximately $1.4 million for the same period last year. The cash provided by operations is primarily attributable to net income for the period, which was partially offset by changes in components of working capital, particularly accounts receivable.

Accounts receivable for the six months ended June 30, 2006 increased approximately $2.4 million compared to a decrease of $0.3 million for the same period last year. This increase is primarily the result of one federal government account, on which collection is anticipated during the third quarter 2006. Inventory net of reserve decreased by approximately $0.2 million compared to an increase of approximately $1.2 million for the same period last year reflecting increased product sales. Also, inventory levels were increased last year to meet increases in demand and improve customer satisfaction. Accrued compensation and related taxes for the six months ended June 30, 2006 decreased approximately $0.5 million compared to an increase of approximately $0.2 million for the same period last year due to the payment of employee incentive compensation related to our 2005 performance. Deferred tax assets decreased approximately $1.1 million reflecting the impact of deferred tax expense for the period compared to approximately $0.5 million for the same period last year. This reflects our increased pretax income for the first six months of 2006. Depreciation and amortization totaled approximately $264,000 for the six months ended June 30, 2006 compared to $272,000 for the same period last year as certain assets became fully depreciated or amortized.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the six months ended June 30, 2006 were approximately $163,000 compared to approximately $314,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $181,000 was provided by financing activities for the six months ended June 30, 2006 from the issuance of common stock.  During the same period last year approximately $521,000 was used in financing activities to repay outstanding subordinated convertible notes.  We have a revolving credit facility for up to $3.5 million. In June 2006, our credit facility was modified to extend its maturity date, reduce the interest rate and facility expenses, and to ease reporting requirements. For additional information regarding the modifications to our credit facility, please see “-Executive Summary.”  The facility is secured by substantially all of our assets, principally trade receivables and inventory. Under the formula for calculating the available credit on our facility, approximately $3.5 million was available as of June 30, 2006. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of June 30, 2006, we were in compliance with all such covenants. There were no amounts outstanding under the revolving line of credit as of June 30, 2006.

Our cash balance at June 30, 2006 was approximately $5.6 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

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

Allowance for Collection Losses

The allowance for collection losses was approximately $78,000 on gross trade receivables of approximately $8.0 million as of June 30, 2006. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of June 30, 2006. Because the amount that we will actually collect on the receivables outstanding as of June 30, 2006 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables. For the last four years our average write-offs has been less than $15,000 annually. We maintain a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 1.0% of gross receivables. We believe that revenues and total receivables may increase during 2006, and accordingly, we may experience an increase in this allowance balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of June 30, 2006.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.7 million at June 30, 2006 as compared to approximately $2.6 million at December 31, 2005. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual sales and usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review our actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Income Taxes

We account for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our balance sheet and statement of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2005, 2004 and 2003, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at 0.5% over the prime rate. As of June 30, 2006, we had no debt outstanding under this facility.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER  INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 9 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company’s 2006 annual meeting of stockholders was held on May 10, 2006 at its corporate offices at 7100 Technology Drive, West Melbourne, Florida to vote on the election of six (6) directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitation. The holders of record of an aggregate of 10,675,892 shares of the Company’s common stock, out of 13,278,432 shares outstanding on the record date (March 29, 2006)  for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected, with voting as detailed below:

	For	Withheld
Donald F. U. Goebert	8,888,783	1,787,109
David P. Storey	10,257,849	418,043
Ralph R. Whitney	9,748,544	927,348
James C. Gale	10,194,694	481,198
George N. Benjamin III	10,255,201	420,691
Randolph K. Piechocki	10,253,899	321,993

Item 6.

Exhibits

Exhibit 10.1

Fifth Loan Modification Agreement dated as of June 14, 2006 by and among RELM Wireless Corporation, RELM Communications, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of RELM Wireless Corporation’s Current Report on Form 8-K dated June 14, 2006).

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 4, 2006	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 4, 2006	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).