Form 10-Q
period 2006-09-30
RELM WIRELESS CORP
filed 2006-11-02
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☐   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

There were 13,317,991 shares of common stock, $0.60 par value, of the registrant outstanding at October 15, 2006.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data) (Unaudited)

	September 30, 2006	December 31, 2005
	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,892	$5,283
Trade accounts receivable (net of allowance for doubtful accounts of $78 in 2006 and $79 in 2005)	5,584	5,504
Inventories, net	6,827	7,091
Prepaid expenses and other current assets	662	470
Deferred tax assets, net	2,042	3,783
Total current assets	25,007	22,131

Property, plant and equipment, net	994	1,220
Other assets	573	358
Deferred tax assets, net	7,407	7,407
Total assets	$33,981	$31,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$541	$1,520
Accrued compensation and related taxes	951	1,280
Accrued warranty expense	182	153
Accrued other expenses and other current liabilities	440	345
Total current liabilities	2,114	3,298

Commitments and Contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,317,991 and 13,135,324 issued and outstanding shares at September 30, 2006 and December 31, 2005, respectively	7,990	7,878
Additional paid-in capital	23,634	22,711
Accumulated earnings (deficit)	243	(2,771)
Total stockholders’ equity	31,867	27,818

Total liabilities and stockholders’ equity	$33,981	$31,116

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
Sales	$9,178	$7,602	$24,958	$19,550
Expenses
Cost of products (includes non -cash stock-based employee Compensation expense of $81 for the three months ended September 30, 2006 and $219 for the nine months ended September 30, 2006)	4,086	3,424	11,156	9,667
Selling, general & administrative (includes non-cash stock based employee compensation expense of $247 for the three months ended September 30, 2006 and $622 for the nine months ended September 30, 2006)	3,496	2,319	9,160	6,691
Total expenses	7,582	5,743	20,316	16,358

Operating income	1,596	1,859	4,642	3,192
Other income (expense):
Interest expense	(4)	(15)	(20)	(28)
Interest income	82	18	182	44
Other income (expense)	51	7	27	(16)
Total other income	129	10	189	—
Income before income tax	1,725	1,869	4,831	3,192

Income tax expense	(649)	(703)	(1,817)	(1,183)

Net income	$1,076	$1,166	$3,014	$2,009

Net income per share-basic:	$0.08	$0.09	$0.23	$0.15

Net income per share-diluted:	$0.08	$0.09	$0.21	$0.15

Weighted average shares outstanding-basic	13,306,561	13,101,016	13,258,467	13,054,458
Weighted average shares outstanding-diluted	14,248,139	13,704,831	14,275,388	13,553,644

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Note 1)	(Note 1)
Cash flows from operating activities
Net income	$3,014	$2,009
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	(1)	(10)
Deferred compensation expense	842	—
Inventories reserve	69	79
Depreciation and amortization	397	411
Loss on disposal - PPE & other assets	—	38
Deferred tax asset provision	1,741	1,173
Change in operating assets and liabilities:
Accounts receivable	(79)	(2,261)
Inventories	195	(1,264)
Prepaid expenses and other current assets	(192)	(88)
Other assets	(215)	(76)
Accounts payable	(979)	(228)
Accrued compensation and related taxes	(329)	448
Accrued warranty expense	29	46
Accrued other expenses and other current liabilities	95	1
Net cash provided by operating activities	4,587	278

Cash flows from investing activities
Purchases of property, plant and equipment	(172)	(386)
Net cash used in investing activities	(172)	(386)
Cash flows from financing activities
Proceeds from issuance of common stock	194	53
Repayment of debt	—	(700)
Cash provided by (used in) financing activities	194	(647)

Increase (decrease) in cash	4,609	(755)
Cash and cash equivalents, beginning of year	5,283	3140
Cash and cash equivalents, end of period	$9,892	$2,385

Supplemental disclosure
Interest paid	$20	$47
Income tax paid	$182	$45
Non-cash financing activity
Conversion of stock options to stockholders’ equity	$15	$—
Conversion of warrants to stockholders’ equity	$—	$99

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), which replaces Accounting Principles Board Opinions (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows for the three and nine months ended September 30, 2006.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

In July 2006, the Company was named as the exclusive subcontractor on a contract issued by a federal agency of the Department of Homeland Security to provide radio communications equipment to locations nationwide. The prime contractor entered into a four-year exclusive requirements agreement with the agency starting in July 2006. Under its relationship with the prime contractor, the Company will exclusively supply APCO Project 25 digital and analog two-way radio equipment as directed by the prime contractor. The agreement, with a maximum value of $3 million, does not specify purchase dates or quantities of equipment. The Company began supplying equipment during the third quarter 2006.

In September 2006, the Company announced the introduction of a new portable repeater in a lightweight, easily transportable, waterproof carrying case, the Rapid Deployment Portable Repeater (RDPR), also known as “The Go Box”, that enables emergency responders to quickly and effectively extend their wireless radio communications network, or set up a new network on the move.

In September 2006, the Company announced that it received orders from multiple government agencies valued at $5.1 million. This included orders from the Department of Defense (DOD), Homeland Security, the Department of Interior (DOI) and the USDA Forest Service. Approximately 84% of the orders were for digital P25 compliant radios. A portion of these orders shipped during the third quarter 2006. The remainder are expected to ship during the fourth quarter 2006.

3.

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $78 on gross trade receivables of $5,662 at September 30, 2006. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of September 30, 2006. Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2006 cannot be known with certainty, the Company relies on prior experience. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company typically maintains a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 1.4% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer’s balance. As of September 30, 2006, there was no specific allowance.

4.

Inventories

The components of inventory, net of reserves totaling $2,711 at September 30, 2006 and $2,642 at December 31, 2005, respectively, consist of the following:

	September 30, 2006	December 31, 2005

Finished goods	$2,563	$2,966
Work in process	2,462	1,999
Raw materials	1,802	2,126
	$6,827	$7,091

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

The reserve for slow-moving, excess, or obsolete inventory was $2,711 at September 30, 2006 as compared to $2,642 at December 31, 2005. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual sales and usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

5.

Income Taxes

Non-cash deferred tax expense of approximately $621 and $1,741 has been recorded for the three and nine months ended September 30, 2006, respectively. Also, alternative minimum tax expense totaling approximately $28 and $75 has been recorded for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2006, the Company recognized a net deferred tax asset of approximately $9,449 compared to $11,190 as of December 31, 2005. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $18,200 for federal purposes and $17,000 for state purposes, with expirations starting in 2012 through 2022.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at September 30, 2006. Accordingly, no valuation allowance has been established and the Company has recognized the entire net deferred tax asset of approximately $9,449.

The Company cannot presently estimate what, if any, changes to the valuation of its net deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to reduce some or the entire net deferred tax asset recognized as of September 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

6.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the nine months ended September 30, 2006 are as follows:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (deficit)	Total

Balance at December 31, 2005	13,135,324	$7,878	$22,711	$(2,771)	$27,818

Common stock option exercise	182,667	112	82		194
Deferred stock-based compensation expense			841		841
Net income				3,014	3,014
Balance at September 30, 2006	13,317,991	$7,990	$23,634	$243	$31,867

7.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,076	$1,166	$3,014	$2,009
Denominator:
Denominator for basic earnings per share weighted average shares	13,306,561	13,101,016	13,258,467	13,054,458

Effect of dilutive securities:
Options	941,578	603,815	1,016,921	499,185

Denominator:
Denominator for diluted earnings per share weighted average shares	14,248,139	13,704,831	14,275,388	13,553,644
Basic income per share	$0.08	$0.09	$0.23	$0.15
Diluted income per share	$0.08	$0.09	$0.21	$0.15

A total of 110,000 and 75,000 shares related to options are not included in the computation of earnings per share for the three and nine months ended September 30, 2006, respectively, and a total of 320,000 and 375,000 shares related to options are not included in the computation of earnings per share for the three and nine months ended September 30, 2005, respectively, because to do so would have been anti-dilutive for those periods.

8.

Stock-Based Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $328 and $842, respectively, of non-cash stock-based employee compensation for the three and nine months ended September 30, 2006. The Company considers its stock-based compensation expenses as a component of cost of products ($81 and $219, respectively, for the three and nine months ended September 30, 2006) and selling, general and administrative expenses ($247 and $622, respectively, for the three and nine months ended September 30, 2006). No amount of stock–based compensation expense was capitalized as part of capital expenditures or inventory for the period presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

UNAUDITED

(in Thousands, Except Share Data and Percentages)

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value  of a stock option grant. The stock-based employee compensation expense recorded in the three and nine months ended September 30, 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Expected Life in Years	5.8	5.8
Volatility	104.41%	98.02%
Interest Rate	4.70%	4.67%
Yield Rate	0.00%	0.00%

A summary of stock option activity under our stock option plans as September 30, 2006, and changes during the three and nine months ended September 30, 2006 are presented below:

	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
As of 6/30/2006
Outstanding	1,492,906	$2.69	5.5	$1.43	$5,697,474
Vested	1,300,281	$2.04	5.1	$1.05	$5,445,275
Unvested	192,625	$7.08	8.5	$4.02	$252,199

Period activity
Issued	40,000	$5.93	—	$4.84	—
Exercised	16,004	$1.34	—	$0.56	103,558
Forfeited	1,496	$2.10	—	$0.44	8,542
Expired	—	—	—	—	—

As of 9/30/2006
Outstanding	1,515,406	$2.79	5.38	$1.54	$7,874,395
Vested	1,292,781	$2.08	4.85	$1.09	$7,405,622
Unvested	222,625	$6.91	8.48	$4.12	$468,773

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $4.84 and $6.59, respectively. A total of 16,004 and 246,053, respectively, stock options were exercised during the three and nine months ended September 30, 2006. The total intrinsic value of options exercised during the three and nine month periods were $103,558 and $1,632,094, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceed the exercise price of the stock option.

As of September 30, 2006, there was approximately $443,898 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 0.64 years. The total fair value of the stock options vested during the quarter ended September 30, 2006 was approximately $50,453.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, to stock based-based employee compensation for the three and nine months ended September 30, 2005, prior to the adoption of SFAS No. 123R.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$1,166	$2,009

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(106)

Pro forma net income	$1,129	$1,903

Basic income per share:
As reported	$0.09	$0.15
Pro forma	$0.09	$0.15

Diluted income per share:
As reported	$0.09	$0.15
Pro forma	$0.08	$0.14

As a result of adopting Statement No. 123R on January 1, 2006, the Company’s income before income tax and net income for the three and nine months ended September 30, 2006 was approximately $328 and $842, respectively, lower than if it had continued to account for stock-based compensation under APB Opinion No. 25.

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

Other

As of September 30, 2006, the Company had commitments for purchase orders to suppliers of approximately $3,501.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•

changes in customer preferences;

•

our inventory and debt levels;

•

heavy reliance on sales to the United States government;

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

Executive Summary

For the three and nine months ended September 30, 2006 our revenues and cash position continued to grow compared to the same periods last year. Additionally, to-date in 2006 we have introduced several new products and product enhancements, including the Go-Box portable repeater, a 100-watt version of our mobile radio, and the DPH-CMD, our new digital APCO Project 25 compliant radio for field command and coordination functions. Also our P25 digital portable radios have been certified as intrinsically safe. These developments, we believe, expand our addressable market and should contribute to future growth.

For the three and nine months ended September 30, 2006, sales increased approximately 20.7% ($1.6 million) and 27.7% ($5.4 million), respectively, compared to the same periods last year. Gross margins as a percent of sales for the three and nine months ended September 30, 2006 improved to 55.5% and 55.3%, respectively, compared to 55.0% and 50.6%, respectively, for the same periods last year. Pretax income for the three months ended September 30, 2006 decreased approximately 7.7% ($0.1 million) compared to the same period last year. The current quarter includes non-cash expense related to stock-based employee compensation totaling

$328,000, while no stock-based employee compensation was recognized during the same quarter last year. Pretax income for the nine months ended September 30, 2006 increased approximately 51.3% ($1.6 million) compared to the same period last year. The nine months ended September 30, 2006 includes non-cash expense related to stock-based employee compensation totaling $842,000, while no stock-based employee compensation was recognized during the same period last year. For additional information pertaining to stock-based employee compensation expense, please see note 8 to the condensed consolidated financial statements contained elsewhere in this report. For the three and nine months ended September 30, 2006, we recognized non-cash deferred tax expense of approximately $0.6 million and $1.8 million, respectively, compared to approximately $0.7 million and $1.2 million, respectively, for the same periods last year. Net income for the three and nine months ended September 30, 2006 totaled approximately $1.1 million ($0.08 per basic share and per fully diluted share) and $3.0 million ($0.23 per basic share and $0.21 per fully diluted share), respectively, compared to net income of approximately $1.2 million ($0.09 per basic share and per fully diluted share) and $2.0 million ($0.15 per basic share and per fully diluted share), respectively, for the same periods last year.

Our balance sheet as of September 30, 2006 also improved compared to December 31, 2005, including an approximately $4.6 million (87.2%) increase in cash to approximately $9.9 million. We continue to be long-term debt free.

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

In July 2006, we were named as the exclusive subcontractor on a contract issued by a federal agency of the Department of Homeland Security to provide radio communications equipment to locations nationwide. The prime contractor entered into a four-year exclusive requirements agreement with the agency starting in July 2006. Under our relationship with the prime contractor, we will exclusively supply APCO Project 25 digital and analog two-way radio equipment as directed by the prime contractor. The agreement, with a maximum value of $3 million, does not specify purchase dates or quantities of equipment. We began supplying equipment during the third quarter 2006.

In September 2006, we announced the introduction of a new portable repeater in a lightweight, easily transportable, waterproof carrying case, the Rapid Deployment Portable Repeater (RDPR), also known as “The Go Box”, that enables emergency responders to quickly and effectively extend their wireless radio communications network, or set up a new network on the move.

In September 2006, we announced the receipt of orders from multiple government agencies valued at $5.1 million. This included orders from the Department of Defense (DOD), Homeland Security, the Department of Interior (DOI) and the USDA Forest Service. Approximately 84% of the orders were for digital P25 compliant radios. These orders are expected to ship in the third and fourth quarters of 2006.

These new product introductions and certifications, and additional new products planned for later this year and beyond, are designed to broaden our addressable market and fuel sales growth.

Results of Operations

The following table shows each item from the condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(44.5)	(45.0)	(44.7)	(49.4)
Gross margin	55.5	55.0	55.3	50.6
Selling, general and administrative expenses	(38.1)	(30.5)	(36.7)	(34.2)
Interest expense	0.0	(0.2)	(0.1)	(0.1)
Interest income	0.8	0.2	0.7	0.2
Other income (expense)	0.6	0.1	0.1	(0.1)
Pretax income	18.8	24.6	19.3	16.4
Income tax expense	(7.1)	(9.2)	(7.3)	(6.1)
Net income	11.7%	15.4%	12.0%	10.3%

Net Sales

Net sales for the three months ended September 30, 2006 increased approximately 20.7% ($1.6 million) to approximately $9.2 million from approximately $7.6 million for the same quarter last year. Net sales for the nine months ended September 30, 2006 increased approximately 27.7% ($5.4 million) to approximately $25.0 million from approximately $19.6 million for the same period last year.

The increase in net sales has been realized primarily in the government and public safety segment of our business, which grew for both the quarter and year to date. The growth in this segment’s sales was driven largely by our P25 digital products, sales of which increased approximately 23.7% and 87.3%, respectively, for the three and nine months ended September 30, 2006 compared to the same periods last year.

During the past year, we have broadened our digital product offerings, introducing additional P25 products such as our DPH-CMD portable radio, our Go-Box portable repeater and our digital mobile radio, as well as new digital capabilities such as encryption. These developments enable us to expand our addressable market and add new customers. Also, government and public safety users are migrating to P25 digital technology at an increasing rate. We believe this migration will be a catalyst for future growth in digital sales and total sales. We also plan to expand our addressable market through the introduction of additional P25 products and capabilities later this year and next year.

Sales of conventional analog products also increased during the quarter compared to the same period last year, reflecting increased demand for certain government, commercial and industrial applications. For the year to date sales of these products decreased compared to the same period last year as more users migrated to newer product designs incorporating P25 digital technology.

Cost of Products and Gross Margin

Cost of Products as a percentage of sales for the three and nine months ended September 30, 2006 decreased to 44.5% and 44.7%, respectively, from 45.0% and 49.4%, respectively, for the same periods last year.

For the three and nine months ended September 30, 2006, cost of products included non-cash stock-based employee compensation expense totaling approximately $81,000 (0.9% of sales) and $219,000 (0.9%), respectively. We did not recognize non-cash stock-based employee compensation expense for the same periods last year.

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

The mix of products in our total sales also impacts the cost of products and gross margins. For the quarter and year to date, sales of higher-specification products that incorporate recent, more cost-effective product designs, particularly P25 digital products, comprised a greater portion of our sales; contributing improved costs and gross margins compared to the same periods last year.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters and non-cash stock-based employee compensation expenses.

For the three months ended September 30, 2006, SG&A expenses totaled approximately $3.5 million (38.1% of sales) compared to approximately $2.3 million (30.5% of sales) for the same quarter last year. For the nine months ended September 30, 2006, SG&A expenses totaled approximately $9.2 million (36.7% of sales) compared to approximately $6.7 million (34.2% of sales) for the same period last year. For the three and nine months ended September 30, 2006, SG&A expenses included non-cash stock-based employee compensation expense totaling approximately $247,000 (2.7% of sales) and $622,000 (2.5%), respectively. We did not recognize non-cash stock-based employee compensation expense for the same periods last year.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with non-cash stock-based employee compensation expense.

Engineering and product development expenses increased by approximately $250,000 (40.6%) and $658,000 (37.5%), respectively, for the three and nine months ended September 30, 2006 compared to the same periods last year. These increases were primarily due to additional staff and related expenses, as well as non-cash stock-based employee compensation expense. The additional investment in engineering and product development is intended to expedite the completion and introduction of new products, including additional P25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require investment. Internal development efforts are focused on our digital product program. This program is planned to yield additional products through 2007. We anticipate that these products will be a primary source of sales growth in the future.

Marketing and selling expenses increased by approximately $650,000 (65.5%) and $1.3 million (47.4%), respectively, for the three and nine months ended September 30, 2006 compared to the same periods last year. These increases were primarily due to increased commission expense. We also added new sales staff and incurred additional sales, marketing and promotion expenses for initiatives designed to penetrate new customers and drive sales growth from government and public safety opportunities for P25 digital products, as well as from new opportunities with commercial, business and security concerns. Additionally, we recognized non-cash stock-based employee compensation expense during the quarter and year to date.

General and administrative expenses increased by approximately $277,000 (39.1%) and $449,000 (21.9%), respectively, for the three and nine months ended September 30, 2006 compared to the same periods last year. These increases were driven primarily by non-cash stock-based employee compensation expense, as well as certain headquarters and public-company related expenses. For the three and nine months ended September 30, 2006, general and administrative expenses included non-cash stock-based employee compensation expense of approximately $157,000 and $413,000, respectively.

Operating Income

Operating income for the three months ended September 30, 2006 decreased approximately 14.1% ($263,000) compared to the same period last year. SG&A expenses increased compared to the same period last year due to new product development as well as expanded sales and marketing initiatives. For the nine months ended September 30, 2006, operating income increased approximately 45.4% ($1.5 million) compared to the same period last year. The improvement is attributable to sales growth as well as new products and operating improvements which reduced product costs.

Net Interest Income

For the three and nine months ended September 30, 2006, we earned approximately $82,000 and $182,000, respectively, in net interest income compared to approximately $18,000 and $44,000, respectively, for the same periods last year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The increase in net interest income is derived from our improved cash position, resulting from revenue growth and improved operations. We had no outstanding principal balance under the revolving line of credit as of September 30, 2006. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

Income Taxes

We recorded non-cash deferred tax expense of approximately $621,000 and $1,741,000 for the three and nine months ended September 30, 2006, respectively, compared to $703,000 and $1,183,000, respectively, for the same periods last year. Alternative minimum tax expense totaling approximately $28,000 and $75,000 has been recorded for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2006, we recognized a net deferred tax asset of approximately $9.4 million compared to approximately $11.2 million as of December 31, 2005. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $18.2 million for federal purposes and $17.0 million for state purposes, with expirations starting in 2012 through 2022.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at September 30, 2006. Accordingly, no valuation allowance has been established and we have recognized the entire net deferred tax asset of approximately $9.4 million.

We cannot presently estimate what, if any, changes to the valuation of our net deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to reduce some or the entire net deferred tax asset recognized as of September 30, 2006.

Significant Customers

Sales to the United States government represented approximately $5.6 million (61.5%) and $13.8 million (55.1%) of our total sales for the three and nine months ended September 30, 2006, respectively, compared to approximately $4.2 million (55.3%) and $8.1 million (41.7%), respectively, for the same periods last year.

Inflation and Changing Prices

Inflation and changing prices for the three and nine months ended September 30, 2006 contributed to increases in certain costs. These inflationary effects were more than offset by increases in sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize contract manufacturers.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, net cash provided by operating activities totaled approximately $4.6 million, compared to approximately $0.3 million for the same period last year. The cash provided by operations is attributable to pretax earnings of approximately $4.8 million for the period.

Accounts receivable for the nine months ended September 30, 2006 decreased approximately $0.1 million compared to an increase of $2.3 million for the same period last year, which was driven by significant sales late in the period that were collected in subsequent periods. Inventory net of reserve decreased by approximately $0.2 million, reflecting increased product sales, compared to an increase of approximately $1.3 million for the same period last year. Also, inventory levels were increased during the prior year to meet increases in demand and improve customer satisfaction. Accounts payable decreased approximately $1.0 million compared to $0.2 million for the same period last year as obligations to suppliers were satisfied. Accrued compensation and related taxes for the nine months ended September 30, 2006 decreased approximately $0.3 million compared to an increase of approximately $0.4 million for the same period last year. The decrease is a result of the payment of employee incentive compensation related to our 2005 performance. Deferred tax assets decreased approximately $1.7 million reflecting the impact of deferred tax expense for the period compared to approximately $1.2 million for the same period last year. This reflects our increased pretax income for the first nine months of 2006. Depreciation and amortization totaled approximately $0.4 million for the nine months ended September 30, 2006 and was largely unchanged from the same period last year.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the nine months ended September 30, 2006 were approximately $172,000 compared to approximately $386,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $194,000 was provided by financing activities for the nine months ended September 30, 2006 from the issuance of common stock.  During the same period last year approximately $647,000 was used in financing activities to repay outstanding subordinated convertible notes.  We have a revolving credit facility for up to $3.5 million. The facility is secured by substantially all of our assets, principally trade receivables and inventory. Under the formula for calculating the available credit on our facility, approximately $3.5 million was available as of September 30, 2006. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of September 30, 2006, we were in compliance with all such covenants. There were no amounts outstanding under the revolving line of credit as of September 30, 2006.

Our cash balance at September 30, 2006 was approximately $9.9 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s (SEC) financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing the financial and operating status of the Company. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain assumptions that if incorrect could create an adverse impact on the Company’s operations and financial position.

Revenue

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the United States government are recognized when the products are delivered. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States and Staff Accounting Bulletin No. 104.

Allowance For Collection Losses

The allowance for collection losses was approximately $78,000 on gross trade receivables of approximately $5.7 million as of September 30, 2006. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of September 30, 2006. Because the amount that we will actually collect on the receivables outstanding as of September 30, 2006 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables. For the last four years our average write-offs has been less than $15,000 annually. We maintain a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 1.4% of gross receivables. Because revenues and total receivables have increased during 2006, we believe we may experience an increase in this allowance balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of September 30, 2006.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.7 million at September 30, 2006 as compared to approximately $2.6 million at December 31, 2005. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual sales and usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review our actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at 0.5% over the prime rate. As of September 30, 2006, we had no debt outstanding under this facility.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 2, 2006	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 2, 2006	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).