Form 10-K
period 2006-12-31
RELM WIRELESS CORP
filed 2007-03-07
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

______________

RELM WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	000-07336	59-3486297
(State of other jurisdiction of incorporation or organization	(Commission file number)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006, based on the closing price of such stock on the American Stock Exchange on such date, was $72,071,333.

As of February 28, 2007, 13,341,661 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2007 annual shareholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s proxy statement will be filed within 120 days after December 31, 2006.

TABLE OF CONTENTS

PART I

Item 1.     Business.

1

Item 1A.  Risk Factors

7

Item 1B.  Unresolved Staff Comments

11

Item 2.     Properties

11

Item 3.     Legal Proceedings

12

Item 4.     Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.     Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases

of Equity Securities

13

Item 6.     Selected Financial Data

15

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

23

Item 8.     Financial Statements and Supplementary Data

24

PART III

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

25

Item 9A.  Controls and Procedures

25

Item 9B.  Other Information

25

PART IV

Item 10.   Directors, Executive Officers of the Registrant, and Corporate Governance

26

Item 11.   Executive Compensation

26

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

26

Item 13.   Certain Relationships and Related Transactions, and Director Independence

26

Item 14.   Principal Accountant Fees and Services

26

Item 15.   Exhibits and Financial Statement Schedules

27

SIGNATURES

29

i

PART I

Item 1.

Business.

General

RELM Wireless Corporation (RELM) provides two-way radio communications equipment of the highest quality and reliability.

In business for 60 years, RELM is a public company (Amex:RWC) designing, manufacturing and marketing wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (APCO Project 25, or P25).

We offer products under three brand names: BK Radio, RELM/BK and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market. RELM/BK-branded products serve both of these markets.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government and public safety applications. These products have more extensive features and capabilities than those offered in the RELM and RELM/BK lines. Our P25 digital products are marketed under the BK Radio brand.

RELM-branded products provide basic, inexpensive, yet feature-rich and reliable, two-way communications for commercial and industrial users, such as hotels, construction firms, schools, and taxicab and limousine companies. Typically these users are not radio professionals, and require easy, fast, inexpensive communication among a defined group of users.

RELM/BK-branded products enhance our ability to address the requirements of a broader range of LMR users. These products are professional-grade in performance and durability with a wide range of features in small packages at affordable prices. They provide an effective migration path from our RELM-branded products to our highest-specification BK Radio products.

We provide superior products and value to a wide array of customers with demanding requirements; including, for example, emergency, public safety and military customers of federal and state government agencies, as well as various commercial concerns.  Our two-way radio products excel in applications within harsh and hazardous conditions. They offer high-specification performance, durability and reliability at a low cost relative to comparable offerings.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414.

Available Information

Our Internet website address is www.relm.com. We make available on our Internet website free of charge our Annual Reports on Form10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as practicable after we electronically file and/or furnish such material with or to the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Audit Committee Charter and Corporate Governance Guidelines are available at our website. The information contained on our website is not incorporated by reference in this report. A copy of any of these materials also may be obtained, free of charge, upon request from our investor relations department.

Events of 2006

In September 2006, we introduced a new portable repeater in a lightweight, easily transportable, waterproof carrying case, the Rapid Deployment Portable Repeater (RDPR), also known as “The Go Box”, that enables emergency responders to quickly and effectively extend their wireless radio communications network, or set up a new network on the move.

In September 2006, we received orders from multiple government agencies valued at $5.1 million. This included orders from the Department of Defense (DOD), Homeland Security, the Department of Interior (DOI) and the USDA Forest Service. Approximately 84% of the orders were for digital P25 compliant radios. These orders were shipped during the third and fourth quarters of 2006.

In July 2006, we introduced the DPH-CMD, a new digital, high-specification, enhanced and expanded portable radio for field command and coordination functions. The DPH-CMD, like its analog counterpart, is capable of field communications over 500 channels, with 25 groups of 20 channels per group, in the 136-174 MHz VHF frequency band. Additionally, the DPH-CMD is compliant with the APCO Project 25 digital standard for interoperability. Meeting rigid MIL-STD 810 C/D/E military specifications, the new product has also received Federal Communications Commission (FCC) Type Acceptance as well as Industry Canada (IC) certification.

In July 2006, the United States Postal Service (USPS) exercised its first renewal option, extending the term of its contract with us by one year to July 2007. We were initially awarded the exclusive contract to provide portable two-way radios to the USPS in July 2005. The contract was for an initial term of one year and provides for four one-year renewals at the option of the USPS. It is terminable by either party upon 180 days’ written notice. The contract does not specify equipment purchase dates or quantities.

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

In June 2006, we modified our $3.5 million secured revolving credit facility. Under our modification agreement with the lender, the secured revolving credit facility's maturity date was extended to January 1, 2008 from January 1, 2007 and its interest rate for borrowings was reduced initially by 0.50% and an additional 0.15% if our Net Profit (as defined in accordance with accounting principles generally accepted in the United States of America) for each fiscal quarter after the quarter ending June 30, 2006 is at least $1.7 million. Prior to the modification agreement, the secured revolving credit facility’s interest rate was prime-plus 1% (with a minimum rate of 6.25%). The modification agreement also reduced administrative fees and reporting requirements under the secured revolving credit facility. As of December 31, 2006, there were no borrowings outstanding under the secured revolving credit facility.

In April 2006, we introduced the RELM/BK-branded RMV800 and RMU800 mobile radios for public safety emergency response and coordination applications. The new RELM/BK RM800 mobile radios have 512 channels with 256 programmable zones. The RELM/BK RMV800 operates in the 136-174MHz VHF frequency range, and the RELM/BK RMU800 operates in the 450-512 MHz UHF frequency range. A 5-watt audio output and voice compander assure exceptionally strong and clear audio quality while an optional 12-watt amplifier can be used for public address systems or situations with distracting noise.

In March 2006, our P25 Radio, the DPHX5102X, was certified as intrinsically safe by Factory Mutual, a government-certified company charged with enforcing safety standards in hazardous environments. Intrinsically safe (IS) products are designed for use in hazardous environments where flammable gas, liquid or combustible dust may be present, including oil refineries, mines, chemical plants and flour mills. To be deemed intrinsically safe, products must pass a rigorous series of tests that certify they will not emit electrical sparks during normal operation.

In January 2006, we received orders totaling approximately $2.4 from federal and state government agencies for digital P25 portable and mobile radios. These orders were shipped during the first quarter 2006.

Industry Overview

Land mobile radio (LMR) communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency medical personnel), commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, taxis, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communication needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $200 for a basic analog portable, to thousands of dollars for a fully featured P25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. A typical user may transmit and receive 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life is 8 years for a portable radio and 11 years for a mobile, depending upon the application in which the unit is deployed and its handling.

LMR systems are the longest-used form of wireless dispatch communications used in the U.S., having been first placed in service in 1921. LMR is also the most widely used form of dispatch communications in the United States. Initially, LMR was used almost exclusively by law enforcement. At that time all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional radio frequency spectrum was allocated by the FCC for LMR use.

Until recently, the LMR industry was characterized by slow growth, reflecting several factors:

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

As a result of the lack of available spectrum, several years ago the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively requires LMR users to migrate to digital technology. Responding to the mandate, APCO, in concert with several LMR manufacturers, including RELM, recommended an industry standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P25 equipment or otherwise adopt the standard, compliance with the standard is increasingly becoming the key consideration for government and public safety purchasers. Accordingly, we anticipate that the demand for P25 equipment will fuel LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. Presently, the migration to P25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

The North American LMR market is estimated to currently approach $5 billion in annual sales, growing to over $7 billion in annual sales by 2010. Presently, one manufacturer dominates the market. However, the open architecture of the P25 standard is designed to eliminate the ability of one or more major companies to lockout competitors. Formerly, because of proprietary characteristics incorporated in many analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a company other than the initial provider of the system. Additionally, the system infrastructure technology was prohibitive for smaller communications companies to develop. P25 provides an environment in which users will have a wider selection of LMR suppliers, including smaller companies such as RELM.

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

We employ both analog and digital technologies in our products. Our digital products are compliant with P25 specifications.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement and emergency medical personnel. In most instances, BK Radio branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 82% of total sales for 2006, 76% of total sales for 2005 and 76% of total sales for 2004.

Government and public safety users currently use products that employ either P25 digital or analog technology. However, public safety users in federal, state and local government agencies and certain other countries are migrating at an increasing rate to digital P25 products. The evolution of the standard and compliant digital products is explained in the Industry Overview section starting on page 3 of this report.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and taxicab and limousine companies. Users in this market continue to use predominantly analog products. We offer products to this market under the RELM and RELM/BK brand names. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 18% of total sales for 2006, 24% of total sales for 2005 and 24% of total sales for 2004.

Engineering, Research and Development

Our engineering and development activities are conducted by a team of 22 employees. Their primary development focus is the execution of our plan to design P25 digital products. Our first P25 digital product, named the DPH, was introduced to the market in 2003. Shortly thereafter, the DPH was added to the contract to supply agencies of the U.S. Department of Interior (DOI) with digital two-way communications equipment.

Most recently in 2006 our team completed development of a rapid deployment portable repeater, a P25 digital portable radio for field command and coordination functions, mobile radios for public safety emergency response control, and an intrinsically-safe-certified portable radio designed for use in hazardous environments where flammable gas, liquid or combustible dust may be present.

In 2005, we completed development of and introduced a new line of mobile radios with both high-power (45 watts) and low-power (25 watts) models, an enhanced analog portable radio for field command and coordination functions, two models of portable analog radios, marking the debut of the new RELM/BK product line of mid-range professional-grade radios, and our P25 digital mobile radio, the DMH.

In 2004, we completed development of digital encryption capabilities for the DPH. The new encryption capabilities meet Data Encryption Standard and Advanced Encryption Standard specifications, and the DPH meets or exceeds technical specifications for compliance with the P25 standard for digital public safety radio equipment, including encryption. Encryption enables secured two-way communications and is important to many LMR users particularly those involved in public safety, security and disaster recovery functions. We plan to develop and introduce a broad range of additional P25 digital products over the next two years.

A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2006, 2005 and 2004, our engineering and development expenditures were approximately $3.1 million, $2.4 million and $1.9 million, respectively.

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

We plan to continue to utilize contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product. To ensure that products manufactured by others meet our standards, our West Melbourne production and engineering team works closely with its ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and to conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During 2006, 2005, and 2004, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component could delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

Demand for our “BK Radio” branded products is typically the greatest during the summer season because of the increased forest fire activity during that time of year.

Significant Customers

Sales to the United States Government represented approximately 53%, 51% and 46% of our total sales for the years ended December 31, 2006, 2005 and 2004, respectively. These sales were primarily to the United States Forest Service (USFS) and the DOI.

Sales to the USFS represented approximately 18%, 13% and 23% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively. Sales to the DOI represented approximately 11%, 29% and 22% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Backlog

Our order backlog was approximately $3.3 million, $3.1 million, and $2.7 as of December 31, 2006, 2005 and 2004, respectively.

Competition

The North American LMR market is estimated to currently approach $5 billion in annual sales, growing to over $7 billion in annual sales by 2010. We compete with many domestic and foreign companies in this market. One dominant competitor holds a significant market share. We compete by capitalizing on our advantages and strengths, which include price, quality, speed, and customer responsiveness.

Employees

As of December 31, 2006, we had 92 full-time employees, most of whom are located at our West Melbourne, Florida facility; 46 of these employees are engaged in direct manufacturing or manufacturing support, 22 in engineering, 14 in sales and marketing, and 10 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of wireless communications equipment by customer location:

	2006	2005	2004
		(in Millions)

United States	$31.9	$27.7	$20.3
Other International	0.5	0.8	0.4
Total	$32.4	$28.5	$20.7

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

We are engaged in a highly competitive industry

We face intense competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share and results of operations. The largest producer of LMR products in the world currently is estimated to have well in excess of half the market for LMR products. This producer is also the world’s largest producer of P25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and producing LMR products. These advantages may allow them:

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

An increase in the demand for P25 products could benefit competitors who are better financed and have inventories that will meet such demand. P25 products have been brought to the market by several of our competitors. Our first P25 portable radio was brought to market in 2003. Bringing such products to market and achieving a significant market penetration for these products will continue to require substantial expenditures of funds. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

Government agencies may incur budget deficits and budgets may be delayed or limited

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2006, approximately 53% of our LMR sales were to agencies and departments of the federal government. These sales were primarily to the USFS and the DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

Retention of our executive officers and key personnel is critical to our business

Our success is largely dependent on the personal efforts of our President and Chief Executive Officer, our Chief Financial Officer, our Vice President of Operations and our Engineering Vice Presidents. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. In 2006, we obtained key-man life insurance of $5 million on the life of our President and Chief Executive Officer. Notwithstanding such life insurance, the loss of services from any of our executive officers due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. There can be no assurance that we will complete any asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We do not intend to seek stockholder approval for any such transactions unless required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, continued development of our LMR product lines through internal development as well as acquisitions, and, as a result, significant growth in our customer base. This growth and continued development, if it materializes, could place a significant strain on our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations, and financial condition could be adversely affected.

We are subject to government regulation

Failure to comply with government regulations applicable to our business could result in penalties. Our LMR products are regulated by the FCC. As a public company we are subject to regulations of the Securities and Exchange Commission. We believe that we are in substantial compliance with all applicable federal regulations governing our business and we believe that we have obtained all licenses necessary for the operation of our business. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition and cause a decline of our stock price. In addition, there can be no assurance that we will not be adversely affected by existing or new regulatory requirements or interpretations.

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. We place a substantial amount of emphasis on manufacturing in other countries. Approximately 60% of our material, subassembly and product procurements in 2006 were sourced internationally. Accordingly, we are subject to special considerations and significant risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be adversely affected by, among other things, changes in the political and social conditions in these countries, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

The governments of these countries may implement economic reform policies at any time. It is possible that changes in leadership could lead to changes in economic policy. Additionally, the laws and regulations applicable to us may be subject to change, which could have a material adverse effect on our business, operating results and financial condition.

We carry substantial quantities of inventory

We carry a significant amount of inventory to service customer requirements in a timely manner. If we are unable to sell this inventory over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our net sales and gross margins. In addition, it is critical to our success that we accurately predict trends in consumer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could harm our business, operating results and financial condition.

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights

We own no United States patents. We hold several trademarks related to the “RELM” and BK Radio names and certain product names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information.

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

•

changes in earnings estimates by us or our competitors by securities analysts;

•

additions or departures of key personnel; and

•

sales of our common stock.

Acts of war or terrorism could have a material adverse effect on our operations and financial condition

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, suppliers, manufacturers, and customers that could have a material adverse effect on our operations and financial condition. The economic uncertainty stemming from terrorist attacks may continue. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to control expenses, continue to invest in our business and make capital expenditures when they will increase productivity, profitably, or sales.

We may be subject to costly litigation resulting in an adverse affect on our financial condition

We are currently involved in arbitration as a defendant. While there is no way to predict the success or failure of any litigation, we are vigorously defending this action. Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition. In addition, agreements regarding the purchase or sale of certain assets and businesses could require us to indemnify the purchasers or sellers of such assets or businesses for any damages they may suffer if third party claims give rise to losses. Any such claims could require us to pay substantial damages, which could have a material adverse effect on our business, financial condition and results of operations.

Certain provisions in our charter documents and Nevada law may discourage a potential takeover

Certain provisions of our articles of incorporation and Nevada law could discourage or prevent potential acquisitions of our company that stockholders may consider favorable. Our articles of incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could be unfavorable to our shareholders.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 1.8 million of our shares of outstanding common stock as of December 31, 2006 are owned by certain of our executive officers and directors and their affiliates and other persons holding restricted shares, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 87% of our outstanding shares of common stock as of December 31, 2006 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Owned

We do not currently own any real estate.

Leased

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $477,000, $416,000 and $395,000 in 2006, 2005 and 2004, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. We relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that we had leased for two years. This current lease has a term of five years and expires on December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81,000 for 2006 and 2005, respectively. Rental, maintenance and tax expenses for the former facility were approximately $10,000 and $32,000 for 2005 and 2004, respectively.

Item 3.

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of management that the ultimate disposition of these matters would not have a material effect upon the Company’s business, consolidated financial position or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the American Stock Exchange under the symbol “RWC.” The following tables set forth the high and low closing sale price for our common stock for the quarterly periods for the years ended December 31, 2006 and 2005, as reported by the OTC Bulletin Board from January 1, 2005 through October 13, 2005, and as reported by the American Stock Exchange from October 14, 2005 through December 31, 2006. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Common Stock

	High	Low
2006 Quarter Ended
First Quarter	$11.40	$6.46
Second Quarter	10.15	5.08
Third Quarter	8.02	5.61
Fourth Quarter	8.29	5.58

	High	Low
2005 Quarter Ended
First Quarter	$2.66	$1.93
Second Quarter	2.46	2.00
Third Quarter	4.77	2.13
Fourth Quarter	8.30	4.50

(b) Holders.

On February 28, 2007, there were 1,190 holders of record of our common stock.

(c) Dividends.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2007 meeting of stockholders.

(e) Performance Graph.

The following graph compares the five-year cumulative total stockholder return on our common stock with the five-year cumulative total return of the American Stock Exchange Total Return Index (U.S.) (the “AMEX Composite”) and the American Stock Exchange Technology Index (the “AMEX Technology”). The comparisons cover the five years ended December 31, 2006 and are based on an assumed investment of $100 as of December 31, 2001 and the reinvestment of any dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast future performance of our common stock.

	AMEX Composite	AMEX Technology	RELM
12/31/2001	$100.00	$100.00	$100.00
12/31/2002	100.08	58.27	46.67
12/31/2003	144.57	92.62	147.62
12/31/2004	178.46	109.44	214.29
12/31/2005	220.35	101.88	696.19
12/31/2006	262.17	127.50	571.43

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.

Selected Financial Data

The following table summarizes selected financial data and balance sheet data of RELM which are derived from and should be read in conjunction with our audited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data (In Thousands, except per share data)

	Year ended December 31,
	2006	2005	2004	2003	2002
Sales	$32,445	$28,519	$20,656	$19,728	$15,978

Pretax Income (Loss)	5,925	5,527	1,660	881	(3,631)
Net Income (Loss)	$3,427	$10,292	$7,877	$868	$(3,631)

Net Income (Loss) Per Share-Basic	$0.26	$0.79	$0.68	$0.10	$(0.47)

Net Income (Loss) Per Share-Diluted	$0.24	$0.75	$0.65	$0.09	$(0.47)

•

Non-cash tax expense of approximately $2.3 million is included in the results for 2006, while the results for 2005 and 2004 include a tax benefit of approximately $4.8 million and $6.2 million, respectively. The tax benefit and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” included elsewhere in this report.

•

Non-cash stock-based compensation expense totaling approximately $827,000 is included in the results for 2006. Non-cash stock-based compensation expense was not recognized in previous years.

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

Balance Sheet Data (In Thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Working Capital	$25,597	$18,833	$10,951	$5,273	$5,734

Total Assets	35,306	31,116	19,693	12,229	12,856

Long-Term Debt	-0-	-0-	-0-	1,272	3,150

Total Stockholders’ Equity	32,301	27,818	17,454	5,985	4,872

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During 2006, our financial condition continued to strengthen and our results from operations improved compared to the previous year. This is attributed to several factors, including new product introductions, the successful penetration of new customers, and overall industry growth fueled largely by increasing adoption of the APCO Project 25 standard and customer migration to compliant digital products.

New products and product enhancements that were introduced in 2006 include the Go-Box portable repeater, a high-power mobile radio and a new digital APCO Project 25-compliant portable radio, the DPH-CMD, for field command and coordination functions. Product enhancements include an IS certified design for our APCO Project 25 digital portable radios, which enables their deployment in hazardous environments where flammable gas, liquid or combustible dust may be present, including oil refineries, mines, chemical plants and flour mills. To be deemed intrinsically safe, products must pass a rigorous series of tests, which certify they will not emit electrical sparks during normal operation. Also, in January 2007, our digital encryption module was validated by the National Institute of Standards and Technology (NIST) as FIPS 140-2 compliant. We believe NIST’s validation of the encryption module will enhance our initiatives to address a broader and growing array of market opportunities for P25 digital radios, particularly in homeland security and the military.

Sales for 2006 increased by approximately $3.9 million (13.8%) to $32.4 million from $28.5 million for 2005. Our growth in sales was driven primarily by digital APCO Project 25-compliant products sold to the government and public safety sector of the market, reflecting the industry-wide increase in demand for such products, combined with our introduction of new products and penetration of new customers. Sales of our APCO project 25 digital products increased approximately 44.2% from 2005. Government and public safety two-way radio users, we believe, will continue migrating to products with APCO Project 25 digital technology. We plan to introduce additional new digital products in 2007 and 2008.

Gross margins as a percent of sales in 2006 improved to 53.9% from 51.5% in 2005. Our margins have continued to improve as higher margin digital products have comprised a greater portion of total sales for 2006 compared to 2005.

Selling, general and administrative expenses increased as we continued to invest in new product development and sales and marketing initiatives. The additional spending in these areas is intended to drive sales growth by expediting the introduction of new products, including additional APCO Project 25 digital products, while expanding and intensifying our sales activities.

Pretax income in 2006 increased by approximately $0.4 million (7.2%) to approximately $5.9 million from approximately $5.5 million in 2005. Pretax income for 2006 includes the impact of non-cash stock-based compensation expense totaling $0.8 million (2.6% of total sales). No stock-based compensation expense was recognized in 2005. For 2006, pretax income excluding this expense increased 22.2% ($1.2 million). For additional information pertaining to stock-based compensation expense, see note 11 to the consolidated financial statements found elsewhere in this report.

Income tax expense for 2006 totaled $2.5 million compared to an income tax benefit of $4.8 million for 2005; a comparative expense increase of $7.3 million. The tax expense for 2006 is almost entirely non-cash; primarily the result of utilizing our federal and state net operating loss carryforwards.

Due to the impact of the aforementioned non-cash expenses related to stock-based compensation and income taxes, 2006 net income was approximately $3.4 million, or $0.26 per basic and $0.24 per fully diluted share, compared to 2005 net income of approximately $10.3 million, or $0.79 per basic and $0.75 per fully diluted share.

The strength and liquidity of our balance sheet as of December 31, 2006 improved significantly as cash and cash equivalents increased 151% ($8.0 million) to approximately $13.3 million from $5.3 million as of December 31, 2005. Meanwhile, our current liabilities as of December 31, 2006 decreased 8.9% ($0.3 million) to approximately $3.0 million from approximately $3.3 million as of December 31, 2005. Additionally, we continue to be free of long-term debt.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statement of operations expressed as a percent of sales:

	Percent of Sales for Year Ended December 31,
	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Cost of Products	46.1	48.5	56.0
Gross Margin	53.9	51.5	44.0
Selling, General, & Admin. Expenses	(36.6)	(32.1)	(34.7)
Net Interest Income (Expense)	0.9	(0.1)	(1.4)
Other Income	0.1	0.1	0.1
Pretax Income	18.3	19.4	8.0
Income Tax Benefit (Expense)	(7.7)	16.7	30.1
Net Income	10.6%	36.1%	38.1%

Fiscal Year 2006 Compared With Fiscal Year 2005

Sales

Net Sales for 2006 increased by approximately $3.9 million (13.8%) to $32.4 million from $28.5 million for 2005. By comparison, recent published reports estimate that in 2006 the annual growth of land mobile radio market sales was between 7% and 10%.

Our growth in sales was driven primarily by digital APCO Project 25-compliant products sold to the government and public safety segment of the market, reflecting the industry-wide increase in demand for such products, combined with our introduction of new products and penetration of new customers. Sales of our APCO project 25 digital products in 2006 increased approximately 44.2% from 2005.

During the past year, we broadened our digital product offerings, introducing additional P25 products such as our DPH-CMD portable radio, our Go-Box portable repeater and our digital mobile radio, as well as new digital capabilities such as encryption. These developments enable us to expand our addressable market and add new customers, including agencies of homeland security and the military. Government and public safety two-way radio users, we believe, will continue migrating to products with APCO Project 25 digital technology, which should serve as a catalyst for future growth in digital sales and total sales. We also have plans to further expand our addressable market through the introduction of additional P25 products and capabilities in 2007 and 2008.

Sales of conventional analog products in 2006 decreased approximately 6.5% from the previous year. Although gains were realized in certain commercial and industrial market segments, demand for analog products in the government and public safety market declined during the year as more users migrated to newer product designs incorporating P25 digital technology.

Cost of Products and Gross Margins

Cost of Products as a percentage of sales for 2006 decreased to 46.1% from 48.5% for 2005. For 2006, the cost of products included non-cash stock-based compensation expense totaling approximately $203,000 (0.6% of sales). We did not recognize non-cash stock-based compensation expense in 2005.

Contract manufacturing relationships have helped improve our production efficiencies and reduce material and labor costs. They have also enabled us to effectively control internal manufacturing support expenses. Furthermore, we have been able to leverage increased sales volumes to improve our utilization of manufacturing related assets. We believe further efficiencies and cost reductions can be realized from volume increases in the future.

The mix of products in our total sales also impacts the cost of products and gross margins. For 2006, sales of higher-specification products that incorporate recent, more cost-effective product designs, particularly P25 digital products, comprised a greater portion of our sales; yielding higher average selling prices and improved gross margins compared to the prior year.

We continuously evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters, and non-cash stock-based compensation expenses. For the year ended December 31, 2006, SG&A expenses totaled approximately $11.9 million (36.6% of sales) compared to approximately $9.2 million (32.1% of sales) for 2005. For 2006, SG&A expenses included non-cash stock-based compensation expense totaling approximately $624,000 (1.9% of sales). We did not recognize non-cash stock-based compensation expense for the prior year.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with non-cash stock-based compensation expense.

Engineering and product development expenses in 2006 increased by approximately $662,000 (27.4%) compared to last year. These increases were primarily due to additional staff and development expenses, as well as non-cash stock-based compensation expense. The additional investment in engineering and product development is intended to enhance our ability to complete and introduce new products, including additional P25 digital products. Bringing such products to market and achieving a significant share of the market will continue to require investment. Internal development efforts are focused on our digital product program. This program is planned to yield additional products in 2007 and 2008. We believe such products will be a primary source of sales growth in the future.

Marketing and selling expenses increased by approximately $1.5 million (39.7%) for 2006 compared to last year. This increase was the result of several factors. Commission expense increased directly as a result of increased sales revenues. Also, a greater portion of sales were derived from commissionable sources. During 2006, we added new sales staff, and incurred expenses designed to raise and enhance our profile, facilitating our ability to penetrate new customers and drive sales growth, particularly from government and public safety opportunities for P25 digital products. Additionally, we recognized non-cash stock-based compensation expense during the year.

General and administrative expenses for 2006 increased by approximately $479,000 (20.8%) compared to last year. This increase was almost entirely driven by non-cash stock-based compensation expense, which was not recognized in the prior year.

Operating Income

Operating income for 2006 increased approximately 7.2% ($398,000) compared to last year. Non-cash stock-based compensation totaling $827,000 impacted 2006 operating income significantly. This expense was not recognized in the prior year. Excluding that impact, operating income increased approximately 22.2% ($1.2 million). The improvement is attributable to sales growth and mix as well as new products and operating improvements that reduced product costs.

Interest Income, net

For 2006, we earned approximately $285,000 in net interest income compared to $30,000 for the prior year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The increase in net interest income is derived from our improved cash position, resulting from revenue growth and improved operations. We had no outstanding principal balance under the revolving line of credit as of December 31, 2006. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

Income Taxes

Income tax expense for 2006 totaled approximately $2.5 million compared to an income tax benefit of approximately $4.8 million for the prior year, a comparative expense increase of $7.3 million. The expense for 2006 is largely non-cash as we utilized deferred tax assets related primarily to federal and state net operating loss carryforwards. In 2005, significant tax benefits resulted from the recognition of deferred tax assets.

As of December 31, 2006, our deferred tax asset totaled approximately $8.9 million. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total $16.0 million for federal and state purposes, with expirations starting in 2018 and ending in 2022.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results during 2006, 2005 and 2004, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our deferred tax assets recorded at December 31, 2006. Accordingly, no valuation allowance was recognized as of December 31, 2006.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to reduce some or the entire deferred tax asset recognized as of December 31, 2006.

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

To capitalize on the advantages of our new products and the accelerating migration to APCO Project 25 digital products, we expanded our sales and marketing initiatives in 2005. We expect to continue this focus in 2006.

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

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results during 2005 and 2004, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our deferred tax assets recorded at December 31, 2005. Therefore, in the fourth quarter 2005, we eliminated the valuation allowance and recognized the entire deferred tax asset of approximately $11.2 million and a deferred tax benefit on our consolidated statement of operations of approximately $4.8 million.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to reduce some or the entire deferred tax asset recognized as of December 31, 2005.

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 2006, 2005 and 2004 contributed to increases in certain costs. These effects were more than offset by increasing sales of higher priced products and reduced manufacturing costs associated with our initiatives to utilize contract manufacturers.

Liquidity and Capital Resources

For the year ended December 31, 2006, net cash provided by operating activities totaled approximately $8.0 million, compared to approximately $3.3 million for the same period last year. The cash provided by operations is primarily attributable to net income for the year of approximately $3.4 million compared to approximately $10.3 million for 2005. Changes in components of working capital, particularly accounts receivable and deferred taxes also generated cash.

Accounts receivable for the year ended December 31, 2006 decreased approximately $1.9 million compared to an increase of approximately $1.8 million for the same period last year. During 2006, collections from large government accounts improved compared to the prior year, during which sales growth late in the year coupled with extended payment terms to certain customers increased accounts receivable. Inventory net of reserve increased in 2006 by approximately $0.4 million compared to a $2.5 million increase in 2005. The increase in 2005 was the result of expanded stocking levels to support anticipated sales growth and to improve responsiveness to customers and overall customer satisfaction. In 2006, inventories increased slightly late in the year as sales volumes slowed. Deferred tax assets decreased approximately $2.3 million reflecting the impact of non-cash deferred tax expense for the year compared to an increase of approximately $4.9 million for the prior year when we recognized our remaining deferred tax assets. Accounts payable decreased approximately $0.3 million in 2006 compared to an increase of $1.0 million in 2005 as obligations to suppliers were satisfied. Depreciation and amortization totaled approximately $0.5 million for 2006 and 2005 as we invested in additional engineering related equipment.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the year ended December 31, 2006 were approximately $224,000 compared to approximately $515,000 for last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $229,000 was provided by financing activities for the year ended December 31, 2006 from the issuance of common stock.  During the same period last year, approximately $628,000 was used in financing activities primarily to repay outstanding subordinated convertible notes.

We have a revolving credit facility for up to $3.5 million. The facility is secured by substantially all of our assets, principally trade receivables and inventory. Under the formula for calculating the available credit on our facility, approximately $3.5 million was available as of December 31, 2006. The credit agreement contains customary financial and restrictive covenants with which we must comply. As of December 31, 2006, we were in compliance with all such covenants. There were no amounts outstanding under the revolving line of credit as of December 31, 2006.

Our cash balance at December 31, 2006 was approximately $13.3 million. We believe these funds combined with cash generated from operations and borrowing availability under our credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2006:

	Payments due by year ending December 31,
	Total	2007	2008	2009	2010	2011
	(In Thousands)
Future minimum lease commitments	1,825	533	533	533	226	0
Purchase orders	3,055	3,055	0	0	0	0
Total	4,880	3,588	533	533	226	0

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years and will expire on June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $477,000, $416,000 and $395,000 in 2006, 2005 and 2004, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. We relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that we had leased for two years. The current lease expires on December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81,000 for 2006 and 2005, respectively. Rental, maintenance and tax expenses for the former facility were approximately $10,000 and $32,000 for 2005 and 2004, respectively.

Recent Accounting Pronouncements

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

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concern RELM’s operations, economic performance and financial condition. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of RELM, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “will,” “anticipate” “should,” “could,” “may,” “plan,” and similar expressions and variations thereof identify certain of such forward-looking statements. Important factors that might cause our actual results to differ materially from the results contemplated by the forward looking statements are contained in the “Risk Factors” section in this report and elsewhere in this report and our future filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report, and RELM assumes no obligation to update the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at prime rate plus 0.5%. As of December 31, 2006, we had no debt outstanding under this facility.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing the financial and operating status of RELM. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain assumptions that if incorrect could create an adverse impact on RELM's operations and financial position.

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

Allowance for Collection Losses

The allowance for collection losses was approximately $67,000 on gross trade receivables of approximately $3.6 million as of December 31, 2006. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2006. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2006 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables. For the last four years our average write-offs has been less than $11,000 annually. We maintain a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 1.8% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of December 31, 2006.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $3.0 million at December 31, 2006 as compared to approximately $2.6 million at December 31, 2005. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual sales and usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review our actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Income Taxes

We account for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2006, 2005 and 2004, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Item 8.

Financial Statements and Supplementary Data

See pages F-1 through F-20

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

RELM Wireless Corporation

Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Miami, Florida

March 2, 2007

RELM WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in Thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,266	$5,283
Trade accounts receivable (net of allowance for doubtful accounts of $67 in 2006 and $79 in 2005)	3,565	5,504
Inventories, net	7,440	7,091
Deferred tax assets	3,490	3,783
Prepaid expenses and other current assets	841	470

Total current assets	28,602	22,131

Property, plant and equipment, net	913	1,220
Deferred tax assets, net	5,360	7,407
Other assets	431	358

Total assets	$35,306	$31,116

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in Thousands, except share data)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,172	$1,520
Accrued compensation and related taxes	1,234	1,280
Accrued warranty expense	205	153
Accrued other expenses and other current liabilities	394	345
Total current liabilities	3,005	3,298

Commitments and Contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,341,661 and 13,135,324 issued and outstanding shares at December 31, 2006 and 2005, respectively	8,004	7,878
Additional paid-in capital	23,641	22,711
Accumulated earnings (deficit)	656	(2,771)
Total stockholders' equity	32,301	27,818

Total liabilities and stockholders' equity	$35,306	$31,116

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in Thousands, except share data)

	Years ended December 31,
	2006	2005	2004
Sales, net	$32,445	$28,519	$20,656
Expenses
Cost of products (includes non-cash share-based employee compensation of $203 for 2006)	14,968	13,844	11,571
Selling, general & administrative (includes non-cash share-based employee compensation of $624 for 2006)	11,869	9,151	7,161
	26,837	22,995	18,732

Operating income	5,608	5,524	1,924
Other income (expense):
Interest expense	(21)	(41)	(291)
Interest income	306	71	32
Other income (expense)	32	(27)	(5)
Total other income (expense)	317	3	(264)

Income before income taxes	5,925	5,527	1,660

Income tax (expense) benefit	(2,498)	4,765	6,217

Net income	$3,427	$10,292	$7,877

Net income per share-basic:	$0.26	$0.79	$0.68

Net income per share-diluted:	$0.24	$0.75	$0.65

Weighted average shares outstanding-basic	13,278	13,036	11,536
Weighted average shares outstanding-diluted	14,196	13,718	12,151

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in Thousands, except share data)

	Common Stock Shares	Amount	Additional paid-In Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2003	9,073,085	$5,443	$21,482	$(20,940)	$5,985
Common stock issued	6,542	4	16	—	20
Common stock option exercise	12,500	8	4	—	12
Common stock warrant exercise	3,673,527	2,204	1,156	—	3,360
Note conversion	106,384	64	136	—	200
Other	580	—	—	—	—
Net income	—	—	—	7,877	7,877
Balance at December 31, 2004	12,872,618	7,723	22,794	(13,063)	17,454
Common stock option exercise	97,500	56	16	—	72
Common stock warrant exercise	165,206	99	(99)	—	—
Net income	—	—	—	10,292	10,292
Balance at December 31, 2005	13,135,324	7,878	22,711	(2,771)	27,818
Common stock option exercise	206,337	126	103	—	229
Share-based compensation expense	—	—	827	—	827
Net income	—	—	—	3,427	3,427
Balance at December 31, 2006	13,341,661	$8,004	$23,641	$656	$32,301

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(in Thousands, Except Share Data and Percentages)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$3,427	$10,292	$7,877
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful accounts	(12)	(11)	28
Inventories reserve	318	164	(324)
Deferred tax benefit	2,340	(4,928)	(6,262)
Depreciation and amortization	531	548	678
Deferred compensation expense	827	—	—
Loss on disposal of long-lived assets	—	38	—
Changes in operating assets and liabilities:
Accounts receivable	1,951	(1,842)	(799)
Inventories	(667)	(2,520)	1,287
Prepaid expenses and other current assets	(371)	(144)	33
Other assets	(73)	(70)	57
Accounts payable	(348)	1,000	(371)
Accrued compensation and related taxes	(46)	731	2
Accrued warranty expense	52	35	36
Accrued other expenses and other current liabilities	49	(7)	73
Net cash provided by operating activities	7,978	3,286	2,315

Cash flows from investing activities
Purchases of property, plant and equipment	(224)	(515)	(330)
Collections on notes receivable	—	—	15
Net cash used in investing activities	(224)	(515)	(315)

Cash flows from financing activities
Proceeds from issuance of common stock	229	72	3,369
Net decrease in revolving credit lines	—	—	(1,272)
Repayment of debt	—	(700)	(2,250)
Net cash provided by (used in) financing activities	229	(628)	(153)

Increase in cash	7,983	2,143	1,847
Cash and cash equivalents, beginning of year	5,283	3,140	1,293
Cash and cash equivalents, end of year	$13,266	$5,283	$3,140

Supplemental disclosure
Interest paid	$21	$41	$291
Income taxes paid	$182	$45	$13
Non-cash financing activity Conversion of stock options to stockholders' equity	$15	$—	$—
Conversion of notes to stockholders' equity	$—	$—	$200
Conversion of warrants to stockholders' equity	$—	$99	$23

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Inventories

Inventories are stated at the lower of cost (determined by the average cost method) or market. Freight costs are classified as a component of cost of products in the consolidated statements of income.

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In addition, with respect to notes receivable, the Company stops accruing interest when collection of a note becomes doubtful. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2006 is adequate.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2006, 2005 and 2004, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation of its deferred tax assets in the future.

Concentration of Credit Risk

The Company is in the business of designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2006 and 2005, accounts receivable from governmental customers were approximately $1,103 and $3,964, respectively. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations and are comparable to losses for the portfolio as a whole.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100. From time to time, the Company had cash in financial institutions in excess of federally insured limits. As of December 31, 2006, the Company had cash in excess of FDIC limits of approximately $13,000.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. The Company also places a substantial emphasis on manufacturing in other countries. Approximately 60% of the Company’s material, subassembly and product procurements in 2006 were sourced internationally. Purchase orders are placed with these concerns from time to time and there are no guaranteed supply arrangements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include accounts receivable allowances, inventory obsolescence reserves, and warranty reserves. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial instruments.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004.

Advertising Costs

The cost for advertising is expensed as incurred. Advertising expense for 2006, 2005, and 2004 was $731, $418, and $363, respectively.

Engineering, Research and Development Costs

Included in selling, general and administrative expenses for 2006, 2005, and 2004 are research and development costs of $3,079, $2,418, and $1,853, respectively.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement No 123R. Statement No. 123R was originally required to be adopted by the Company beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement No. 123R. Accordingly, the Company adopted Statement No. 123R on January 1, 2006.  The Company has adopted the modified prospective transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 and included (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. Results for prior periods have not been restated.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

As a result of adopting Statement No. 123R on January 1, 2006, income before income taxes for the year ended December 31, 2006 was approximately $827,000 lower, than if the Company had continued to account for share-based compensation under APB No. 25. Both basic and diluted earnings per common share for the year ended December 31, 2006 were $0.06 lower than if the Company had continued to account for share-based compensation under APB No. 25.

Prior to January 1, 2006, the Company accounted for stock options issued using the intrinsic value method and, accordingly, no compensation cost was recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. If the Company determined compensation cost based on the fair value of the options at the grant date, as contemplated by Statement No. 123R, the Company’s net income and basic and diluted net income per common share would have reflected the pro forma amounts shown below:

	2005	2004
Net income as reported	$10,292	$7,877
Add: Share-based employee	—	—
compensation expense included in reported net income, net of related tax effects
Deduct: Total share-based employee
compensation expense determined under fair value based method for all awards, net of related tax effects	(146)	(124)

Pro forma net income	$10,146	$7,753
Earnings per share:
Basic-as reported	$0.79	$0.68
Basic – pro forma	$0.78	$0.67
Diluted – as reported	$0.75	$0.65
Diluted – pro forma	$0.74	$0.64

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

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. The Company does not believe adoption will have a material impact on its financial statements.

2.

Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2006	2005

Finished goods	$3,439	$2,966
Work in process	2,071	1,999
Raw materials	1,930	2,126
	$7,440	$7,091

The allowance for obsolete and slow moving inventory is as follows:

	Year ended December 31,
	2006	2005	2004

Balance, beginning of year	$2,642	$2,478	$2,802
Charged to cost of sales	318	164	(324)
Balance, end of year	$2,960	$2,642	$2,478

3.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:

	Year ended December 31,
	2006	2005	2004

Balance, beginning of year	$79	$89	$61
Provision for doubtful accounts	—	—	54
Uncollectible accounts written off	(12)	(10)	(28)
Balance, end of year	$67	$79	$89

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

4.

Debt Issuance Costs

On March 16, 2000, the Company completed the private placement of $3,250 of convertible subordinated notes. The debt issuance costs included grants of 50,000 shares of the Company’s stock valued at $163 and warrants to purchase 300,000 shares of the Company’s common stock valued at $409. The debt issuance costs, which originally totaled $817, were amortized on a straight-line basis over the life of the notes (5 years). At December 31, 2004, the issuance costs were fully amortized.

The warrants, which expired in May 2005, had an original exercise price of $3.25 per share. They contained provisions that protected the warrant holders against dilution should the Company issue shares of common stock at a price less than the warrants’ exercise price then in effect. These provisions provide for an adjustment in the warrants’ exercise price and the number of shares into which the warrants may be exercised. On two occasions, in March 2002 and August 2003, the Company issued shares of stock at a price below the warrants’ exercise price then in effect. Accordingly, the exercise price of the warrants was adjusted to $1.88, which was the effective exercise price on December 31, 2004.

5.

Property, Plant and Equipment, net

Property, plant and equipment, net as of December 31, 2006, and 2005 include the following:

	2006	2005

Leasehold improvements	$238	$238
Machinery and equipment	4,561	4,337
Less accumulated depreciation and amortization	(3,886)	(3,355)
Net property, plant and equipment	$913	$1,220

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $531, $548 and $507, respectively.

During the year ended December 31, 2005, the Company wrote off $5,240 of machinery and equipment, which was fully depreciated.

6.

Notes Receivable

During 2002, the purchaser of the Company’s former specialty manufacturing subsidiary, ceased making payments in accordance with an agreement. The original amount of the agreement was approximately $355. As of December 31, 2002, the amount due under the note was approximately $175 plus accrued interest. This note resulted from a 1997 agreement for the sale of the assets of the Company’s former specialty-manufacturing subsidiary. After its inception, the terms of the obligation were restructured several times to accommodate the purchaser. The last payment was received in March 2002. Thereafter, attempts to contact the purchaser and collect the past-due installment payments were unsuccessful. In February 2003, the Company started legal proceedings to recover the remaining amount due under the note plus accrued interest. In August 2005, the matter was settled for $120 in two equal cash payments during 2005 and the difference was reflected in Other income (expense).

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

7.

Debt

The Company maintains a revolving line of credit with a maximum limit of $3,500, which expires in January 2008 and is secured by substantially all of the Company’s assets, principally trade receivables and inventory. The interest rate is Prime Rate plus 0.5%. The credit agreement contains customary financial and restrictive covenants with which the Company must comply. As of December 31, 2006, the Company was in compliance with all such covenants. Under the formula for calculating the available credit under this facility, approximately $3,500 was available under this facility as of December 31, 2006. As of December 31, 2006, there was no outstanding balance on the facility.

8.

Leases

The Company leases approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $395, $416 and $477 in 2004, 2005 and 2006, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The Company relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that the Company had leased for two years. This current lease has a term of five years and expires December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81 for 2006 and 2005. Rental, maintenance and tax expenses for the former facility were approximately $32 and $10 for 2004 and 2005, respectively.

At December 31, 2006, the future minimum lease commitments are as follows: $533 in 2007 through 2009 and $226 in 2010.

9.

Income Taxes

The income tax (expense) benefit is summarized as follows:

	Year ended December 31,
	2006	2005	2004

Current:
Federal	$(139)	$125	$45
State	(20)	38	—
	$(159)	$163	$45

Deferred:
Federal	$(2,126)	$4,556	$5,614
State	(213)	372	648
	(2,339)	4,928	6,262
	$(2,498)	$4,765	$6,217

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

9.

Income Taxes (Continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year ended December 31,
	2006	2005	2004

Statutory U.S. income tax rate	34.00%	34.00%	34.00%
States taxes, net of federal benefit	3.63%	3.63%	3.63%
Permanent differences	5.47%	(1.14)%	0.52%
Change in valuation allowance	0.00%	(126.47)%	(372.39)%
Change in net operating loss carryforwards and tax credits	(6.35)%	.48%	(33.10)%
Alternative minimum taxes	2.35%	2.24%	2.70%
Other	3.08%	1.02%	(9.83)%

Effective income tax rate	42.18%	(86.24)%	(374.47)%

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2006		2005
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$1,862	$4,211	$2,065	$6,532
Tax credits	—	504	—	209
Section 263A costs	174	—	150	—
Research & development costs	139	671	139	810

Asset reserves:
Bad debts	25	—	30	—
Inventory reserve	1,114	—	994	—

Accrued expenses:
Compensation	99	—	348	—
Warranty	77	—	57	—
Total deferred tax assets	3,490	5,386	3,783	7,551

Deferred tax liabilities:
Depreciation	—	(26)	—	(144)
Total deferred tax liabilities	—	(26)	—	(144)

Net deferred tax assets	$3,490	$5,360	$3,783	$7,407

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

9.

Income Taxes (Continued)

As of December 31, 2006, the Company had a net deferred tax asset of approximately $8,850. This asset is primarily composed of net operating loss carry forwards (NOLs). The NOLs total $16,100 for federal and for state purposes, with expirations starting in 2018. During 2006 and 2005, the Company utilized $6,993 and $6,242, respectively, of its NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s history of operating results, its current and anticipated customer base and contracts, its new product introductions, certain tax planning strategies and management’s estimates of future earnings based on information currently available. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset. Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will realize the benefit of its deferred tax assets. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s deferred tax asset may be necessary. If future losses are incurred, it may be necessary reduce some or the entire deferred tax asset recognized as of December 31, 2006. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2006, 2005 and 2004 the Company incurred $139, $125 and 45, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

10.

Income Per Share

The following table sets the computation of basic and diluted income per share:

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income from continuing operations numerator for basic and diluted earnings per share	$3,427	$10,292	$7,877
Denominator:
Denominator for basic earnings per share weighted average shares	13,278,429	13,035,628	11,536,014
Denominator for diluted earnings per share weighted average shares	14,196,279	13,717,686	12,151,183
Basic income per share	$0.26	$0.79	$0.68
Diluted income per share	$0.24	$0.75	$0.65

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

11.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $827 of non-cash share-based employee compensation expense during the year ended December 31, 2006. The Company considers its non-cash share-based compensation expense as a component of cost of products ($203) and selling, general and administrative expenses ($624). No amount of non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the period presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash stock-based employee compensation expense recorded in the year ended December 31, 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2006	FY 2005	FY 2004
Expected Volatility	69.5% - 104.6%	76.6% - 103.7%	108.7% - 108.8%
Weighted-Average Volatility	98.02%	86.90%	108.79%
Expected Dividends	0.00	0.00	0.00
Expected Term (In years)	3.0 - 5.8	1.0 - 4.0	1.0 - 4.0
Risk-Free Rate	4.67%	4.14%	2.98%

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

11.

Non-Cash Share-Based Employee Compensation (Continued)

A summary of stock option activity under our stock option plans as of December 31, 2006, and changes during the year ended December 31, 2006 are presented below:

As of 1/1/2006		Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding		1,553,500	2.01	—	1.37	—
Vested		1,411,580	1.91	—	1.32	—
Nonvested		141,920	2.97	—	1.85	—

Period activity
Issued		150,000	9.01	—	6.59	—
Exercised		204,938	1.29	—	0.82	—
Forfeited		32,418	9.60	—	7.57	—
Expired		—	—	—	—	—

As of 12/31/2006
Outstanding		1,466,144	2.66	5.10	1.84	5,219,361
Vested		1,364,856	2.47	4.91	1.76	5,097,954
Nonvested		101,288	5.14	7.61	2.98	121,407

Outstanding:		Stock Options Outstanding	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)

Range of
Exercise Prices ($)
0.26	0.61	20,000	0.35	1.20
0.80	1.15	583,000	1.07	4.66
2.05	3.16	624,900	2.71	4.30
4.50	6.18	153,840	4.87	9.03
7.35	11.40	84,404	9.74	7.76
		1,466,144	2.66	5.10

Exercisable:		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)
Range of
Exercise Prices ($)
0.26	0.61	20,000	0.35
0.80	1.15	583,000	1.07
2.05	3.16	602,400	2.72
4.50	6.18	100,052	4.67
7.35	11.40	10,000	7.40
		1,315,452	2.14

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

11.

Non-Cash Share-Based Employee Compensation (Continued)

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

12.

Equity

In June 2004, the Company completed the redemption of all its outstanding public warrants to purchase common stock. Prior to completion of the redemption, approximately 99.4% of the public warrants were exercised, generating net proceeds to the Company of approximately $3,400 and a 3,424,470 share increase in outstanding shares of the Company’s common stock. Any public warrant or certificate representing a public warrant is invalid and no longer in force or effect. The redemption concluded the Company’s 2002 public rights offering.

From March 2002 through June 2004, the offering generated approximately $5,500 in total net proceeds, and resulted in the issuance of 6,864,777 shares of RELM common stock. The offering originated in March 2002, and the securities offered were “units.” A unit was comprised of one share of RELM common stock and one warrant to purchase one share of RELM common stock. Units were offered initially to RELM’s equity holders in the form of a rights offering. The “right” allowed investors in the offering to purchase units at a 10 percent discount to the market price of a share of common stock. The warrant component gave investors the opportunity to buy the Company’s shares at a later date at a fixed price, and provided the opportunity for the Company to realize additional capital upon their exercise. On April 30, 2004, the Company announced the redemption of the public warrants. The public warrants, with an exercise price of $1.05, were exercisable for one share of common stock until 5:00 p.m. (New York time) on May 30, 2004. After that date, the warrants were no longer exercisable, and holders were entitled to receive only the redemption price of $0.10 per warrant.

In 2005 and 2006, a total of 97,500 and 204,938, respectively, shares of the Company’s common stock were issued as a result of the exercise of employee stock options.

During 2005, stock purchase warrants were exercised for 165,206 shares in a cashless exercise.

The Company had no shares of its $1.00 par value preferred stock issued as of December 31, 2006 and 2005.

13.

Significant Customers

Sales to the United States government and to foreign markets as a percentage of the Company’s total sales were as follows for the year ended December 31:

	2006	2005	2004
U.S. Government	53%	51%	46%
Foreign markets	2%	3%	2%

Sales to the United States Government represented approximately 53%, 51% and 46% of our total sales for the years ended December 31, 2006, 2005, and 2004, respectively. These sales were primarily to the various government

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

13.

Significant Customers (Continued)

agencies, including those within the U.S. Forest Service (USFS), and U.S. Department of the Interior (DOI). Sales to the USFS represented approximately 18%, 13% and 23% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively. Sales to the DOI represented approximately 11%, 29% and 22% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively.

14.

Pension Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. In 2006 and 2005 total contributions made by the Company were $85 and $73, respectively.

15.

Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $56, $47 and $34 in 2006, 2005 and 2004, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $3,055 as of December 31, 2006.

Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2006, 2005 and 2004 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2006	$153	257	(205)	$205

2005	$118	295	(260)	$153

2004	$ 82	154	(118)	$118

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

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

16.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Fiscal 2006
Sales	$7,182	$8,596	$9,178	$7,489
Gross profit	3,825	4,883	5,092	3,677
Net income	865	1,072	1,076	414
Earnings per share – basic	0.07	0.08	0.08	0.03
Earning per share – diluted	0.06	0.08	0.08	0.03

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Fiscal 2005
Sales	$5,540	$6,408	$7,602	$8,969
Gross profit	2,439	3,266	4,178	4,792
Net income	332	511	1,166	8,282
Earnings per share – basic	0.03	0.04	0.09	0.63
Earning per share – diluted	0.02	0.04	0.09	0.58

The increase in net income for the quarter ended December 31, 2005 was primarily due to an income tax benefit of approximately $7,000 resulting from reductions in the valuation allowance against the Company’s deferred tax asset. The deferred tax asset is comprised largely of net operating loss carry forwards (NOLs). As of December 31, 2006 and 2005, the Company has deferred tax assets of approximately $8,900 and $11,000, respectively.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers of the Registrant, and Corporate Governance

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2007 annual meeting of stockholders.

Item 11.

Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2007 annual meeting of stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2007 annual meeting of stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2007 annual meeting of stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2007 annual meeting of stockholders.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

Page

Report of Independent Registered Certified Public Accounting Firm

F-1

Consolidated Balance Sheets

as of December 31, 2006 and 2005

F-2, F-3

Consolidated Statements of Income

- years ended December 31, 2006, 2005 and 2004

F-4

Consolidated Statements of Changes in Stockholders’ Equity

- years ended December 31, 2006, 2005 and 2004

F-5

Consolidated Statements of Cash Flows

- years ended December 31, 2006, 2005 and 2004

F-6

Notes to Consolidated Financial Statements

F-7

(b)

Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (2)
3(ii)	Certificate of Amendment to Articles of Incorporation (4)
3(iii)	By-Laws, as amended (10)
10.1	1996 Stock Option Plan for Non-Employee Directors (1)
10.2	1997 Stock Option Plan, as amended (11)
10.3	Uniden ESAS Technology Agreement (3)
10.4	Manufacturing Agreement (4)
10.5	Transaction Agreement for Real Estate Sale and Contract Manufacturing(3)
10.6	Change of Control Agreement between RELM Wireless Corporation and David P. Storey dated May 27, 2004 (9)
10.7	Change of Control Agreement between RELM Wireless Corporation and William P. Kelly dated May 27, 2004 (9)
10.8	Change of Control Agreement between RELM Wireless Corporation and Harold B. Cook dated May 27, 2004 (9)
10.9	Security and Loan Agreement (6)
10.10 10.11	Loan Modification Agreement (8) Loan Modification Agreement (15)
10.12	Contract dated July 6, 2005 between RELM Wirelss Corporation and the United States Postal Service (12)
10.13	Form of Non-Employee Director Option Agreement (13)
10.14	Form of Option Agreement for 1997 Stock Option Plan (14)
14.1	Code of Ethics (7)
21	Subsidiary of Registrant (5)
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-25795)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Number	Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

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

(13)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 11, 2005

(14)

Incorporated by reference from the Company’s Current Report on Form 8-K dated February 23, 2006

(15)

Incorporated by reference from the Company’s Current Report on Form 8-K dated June 14, 2006

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit 10.1, 10.2, 10.6, 10.7, 10.8, 10.13 and 10.14.

(d)

Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 7th day of March 2007.

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

SIGNATURE	TITLE	DATE
/s/ GEORGE N. BENJAMIN, III George N. Benjamin, III	Chairman of the Board	March 7, 2007
/s/ DAVID P. STOREY David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 7, 2007
/s/ WILLIAM P. KELLY William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 7, 2007
/s/ DONALD F. U. GOEBERT Donald F. U. Goebert	Director	March 7, 2007
/s/ JAMES C. GALE James C. Gale	Director	March 7, 2007
/s/ RALPH R. WHITNEY JR. Ralph R. Whitney Jr.	Director	March 7, 2007
/s/ RANDOLPH K. PIECHOCKI Randolph K. Piechocki	Director	March 7, 2007
/s/ WARREN N. ROMINE Warren N. Romine	Director	March 7, 2007
/s/ TIMOTHY W. O’NEIL Timothy W. O’Neil	Director	March 7, 2007
/s/ JOHN WELLHAUSEN John Wellhausen	Director	March 7, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-25795)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)