Form 10-Q
period 2007-03-31
RELM WIRELESS CORP
filed 2007-05-08
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☑                                       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐             Accelerated Filer ☐             Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                       No ☑

There were 13,341,661 shares of common stock, $0.60 par value, of the registrant outstanding at April 15, 2007.

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	March 31, 2007	December 31, 2006
	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,775	$13,266
Trade accounts receivable (net of allowance for doubtful accounts of $56 in 2007 and $67 in 2006)
	2,980	3,565
Inventories, net	8,187	7,440
Deferred tax assets	3,649	3,490
Prepaid expenses and other current assets	769	841
Total current assets	27,360	28,602

Property, plant and equipment, net	905	913
Deferred tax assets, net	5,360	5,360
Other assets	392	431
Total assets	$34,017	$35,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$968	$1,172
Accrued compensation and related taxes	581	1,234
Accrued warranty expense	240	205
Accrued other expenses and other current liabilities	200	394
Total current liabilities	1,989	3,005

Commitments and Contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.
	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,341,661 issued and outstanding shares at March 31, 2007 and December 31,2006, respectively

	8,004	8,004
Additional paid-in capital	23,712	23,641
Accumulated earnings	312	656
Total stockholders' equity	32,028	32,301

Total liabilities and stockholders' equity	$34,017	$35,306

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Note 1)	(Note 1)

Sales, net	$4,631	$7,182
Expenses
Cost of products (includes non-cash share-based employee compensation of $9 and $58 for the three months ended March 31, 2007 and 2006, respectively)	2,668	3,357
Selling, general & administrative (includes non- cash share-based employee compensation expense of $62 and $135 for the three months ended March 31, 2007 and 2006, respectively)	2,609	2,473
Total expenses	5,277	5,830

Operating (loss) income	(646)	1,352
Other income (expense):
Interest expense	(3)	(6)
Interest income	148	41
Other income (expense)	(2)	—
Total other income	143	35

(Loss) income before income tax benefit (expense)	(503)	1,387

Income tax benefit (expense)	159	(522)

Net (loss) income	$(344)	$865

Net (loss) income per share-basic:	$(0.03)	$0.07

Net (loss) income per share-diluted:	$(0.03)	$0.06

Weighted average shares outstanding-basic	13,341,661	13,026,493
Weighted average shares outstanding-diluted	13,341,661	14,122,196

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Note 1)	(Note 1)
Cash flows from operating activities
Net (loss) income	$(344)	$865
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Allowance for doubtful accounts	(11)	—
Inventory reserve	74	77
Deferred tax (benefit) expense	(159)	502
Depreciation and amortization	91	128
Deferred compensation expense	71	193
Change in operating assets and liabilities:
Accounts receivable	596	1,297
Inventories	(821)	(8)
Prepaid expenses and other current assets	72	(96)
Other assets	39	(254)
Accounts payable	(204)	(528)
Accrued compensation and related taxes	(653)	(774)
Accrued warranty expense	35	—
Accrued other expenses and other current liabilities	(194)	(1)
Net cash (used in) provided by operating activities	(1,408)	1,401

Cash flows from investing activities
Purchases of property, plant and equipment	(83)	(49)
Net cash used in investing activities	(83)	(49)

Cash flows from financing activities
Proceeds from issuance of common stock	—	146
Net cash provided by financing activities	—	146

(Decrease) increase in cash	(1,491)	1,498
Cash and cash equivalents, beginning of period	13,266	5,283
Cash and cash equivalents, end of period	$11,775	$6,781

Supplemental disclosure
Interest paid	$3	$6
Income taxes paid	$142	$125
Non-cash financing activity
Conversion of stock options to stockholders' equity	$—	$11

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2006 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007. The effect of adopting FIN 48 did not have a material impact on its consolidated financial statements.

2.  Significant Events and Transactions

In February 2007, we received Federal Information Processing Standards (FIPS) 140-2 validation from the National Institute of Standards and Technology (NIST) certifying secure encryption for our cryptographic module used with BK Radio APCO Project 25 (P25) digital radios. FIPS validation confirms that our cryptographic module has passed rigorous field tests and provides radio users with independent assurance that the module meets or exceeds the highest performance standards.

3.  Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $56 on gross trade receivables of $3,036 at March 31, 2007. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of March 31, 2007. Because the amount that the Company will actually collect on the receivables outstanding as of March 31, 2007 cannot be known with certainty, the Company relies on prior experience. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company typically maintains a general allowance up to approximately 5% of the trade accounts receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. As revenues and total receivables increase, the allowance balance may also increase. Currently, the Company’s allowance for collection losses is approximately 1.8% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade accounts receivables based on the age of each invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer’s balance. As of March 31, 2007, there was no specific allowance.

4.  Inventories, net

The components of inventory, net of reserves totaling $3,030 at March 31, 2007 and $2,960 at December 31, 2006, respectively, consist of the following:

	March 31,	December 31,
	2007	2006

Finished goods	$3,626	$3,439
Work in process	2,398	2,071
Raw materials	2,163	1,930
	$8,187	$7,440

The reserve for slow-moving, excess, or obsolete inventory was $3,030 at March 31, 2007 as compared to $2,960 at December 31, 2006. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual usage over the most recent three years, projects that amount over a four-year horizon, and reserves 25% of the excess amount (which excess amount equals inventory on hand less the four year projected usage amount). For finished goods and subassembly inventory with usage in the past year, the Company reviews the annual usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

5.  Income Taxes

A non-cash deferred tax benefit of approximately $159 has been recorded for the three months ended March 31, 2007.

As of March 31, 2007, the Company’s deferred tax asset of approximately $9,009 compared to $8,850 as of December 31, 2006 is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $16,500 for federal and state purposes, with expirations starting in 2018.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at March 31, 2007. Accordingly, no valuation allowance has been established and the Company has not recorded a valuation allowance.

The Company cannot presently estimate what, if any, changes to the valuation of its net deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of March 31, 2007.

6.  Stockholders’ Equity

The consolidated changes in stockholders’ equity for the three months ended March 31, 2007 are as follows:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Total

Balance at December 31, 2006	13,341,661	$8,004	$23,641	$656	$32,301

Share-based compensation expense	—	—	71	—	71
Net loss	—	—	—	(344)	(344)
Balance at March 31, 2007	13,341,661	$8,004	$23,712	$312	$32,028

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

7.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net (loss) income (numerator for basic and diluted earnings per share)	$(344)	$865

Denominator:
Denominator for basic earnings per share weighted average shares	13,341,661	13,026,493

Effect of dilutive securities:
Options	—	1,095,703

Denominator:
Denominator for diluted earnings per share weighted average shares
	13,341,661	14,122,196

Basic (loss) income per share	$(0.03)	$0.07
Diluted (loss) income per share	$(0.03)	$0.06

A total of 1,481,231 shares related to options are not included in the computation of loss per share for the three months ended March 31, 2007, and a total of 75,000 shares related to options are not included in the computation of earnings per share for the three months ended March 31, 2006, because to do so would have been anti-dilutive for those periods.

8.  Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $71 and $193 of non-cash share-based employee compensation expense for the three months ended March 31, 2007 and 2006, respectively. The Company considers its non-cash share-based compensation expenses as a component of cost of products ($9 and $58 for the three months ended March 31, 2007 and 2006, respectively) and selling, general and administrative expenses ($62 and $135 for the three months ended March 31, 2007 and 2006, respectively). No amount of non-cash share–based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2007 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

vesting exercise and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Three Months Ended
March 31, 2007
Expected Term in Years	3.0
Expected Volatility	70.60%
Weighted-Average Volatility	70.63%
Interest Rate	4.68%
Yield Rate	0.00%

A summary of stock option activity under our stock option plans as March 31, 2007, and changes during the three months ended March 31, 2007 are presented below:

	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
As of 1/01/2007
Outstanding	1,466,144	$2.66	—	$1.84	—
Vested	1,364,856	$2.47	—	$1.76	—
Unvested	101,288	$5.14	—	$2.96	—

Period activity
Issued	15,000	$6.33	—	$3.14	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	—	—	—	—	—

As of 3/31/2007
Outstanding	1,481,144	$2.69	4.85	$1.86	$2,588,301
Vested	1,369,856	$2.47	4.67	$1.76	$2,559,501
Unvested	111,288	$5.42	7.04	$3.04	$ 28,800

The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 was $3.14. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

9.  Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Other

As of March 31, 2007, the Company had commitments for purchase orders to suppliers of approximately $1,939.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

For the three months ended March 31, 2007, our sales and gross margins decreased compared to the same period last year, and we recognized an operating loss. These results, we believe, are largely a reflection of decreased federal and state government spending due to budgetary and funding constraints that adversely affected us during the quarter. We expect these constraints to abate as the year progresses and do not believe that they are indicative of a material weakness in our business.

For the three months ended March 31, 2007, sales decreased approximately 35.5% ($2.6 million), compared to the same quarter last year. Gross margins as a percent of sales for the three months ended March 31, 2007 were 42.4% compared to 53.3% for the same quarter last year. Pretax loss for the three months ended

March 31, 2007 was approximately $0.5 million compared to pretax income of approximately $1.4 million for the same quarter last year.

For the three months ended March 31, 2007, we recognized a deferred tax benefit of approximately $0.2 million compared to tax expense of approximately $0.5 million for the same quarter last year. Net loss for the three months ended March 31, 2007 totaled approximately $0.3 million ($0.03 per basic share and per fully diluted share), compared to net income of approximately $0.9 million ($0.07 per basic share and $.06 per fully diluted share) for the same quarter last year.

During the three months ended March 31, 2007, we used approximately $1.5 million of cash, driven in part by an increase in inventory built in anticipation of higher levels of customer orders. We continue to be long-term debt free.

In February 2007, we received Federal Information Processing Standards (FIPS) 140-2 validation from the National Institute of Standards and Technology (NIST) certifying secure encryption for our cryptographic module used with BK Radio APCO Project 25 (P25) digital radios. FIPS validation confirms that our cryptographic module has passed rigorous field tests and provides radio users with independent assurance that the module meets or exceeds the highest performance standards.

We are continuing to aggressively pursue our P25 product development program and anticipate new product and capability introductions later this year, which we believe will broaden our addressable market and help generate new sales growth.

Results of Operations

The following table shows certain items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales
	Three Months Ended
	March 31, 2007	March 31, 2006

Sales, net	100.0%	100.0%
Cost of products	(57.6)	(46.7)
Gross margin	42.4	53.3
Selling, general and administrative expenses	(56.3)	(34.4)
Interest expense	(0.1)	(0.1)
Interest income	3.2	0.6
Other income (expense)	—	—
Pretax (loss) income	(10.8)	19.5
Income tax benefit (expense)	3.4	(7.3)
Net (loss) income	(7.4%)	12.1%

Net Sales

Net sales for the three months ended March 31, 2007 decreased approximately 35.5% ($2.6 million) to approximately $4.6 million from approximately $7.2 million for the same quarter last year.

The decrease in net sales is attributed primarily to the government and public safety segment of our business, which experienced a slowing of procurement activity from federal and state government agencies driven by budgetary and funding constraints. These agencies are also the primary purchasers of P25 digital products. Accordingly, our sales of these products were $1.6 million (33.9% of sales) for the first quarter 2007, compared to $3.4 million (47.9% of sales) for the same quarter last year.

Despite the recent slowing, we continue to believe in the future prospects for growth in the land mobile radio market and for RELM, particularly regarding P25 digital products. We are expanding our digital development program to bring new P25 products and capabilities to market later this year and next. During the first quarter, we received Federal Information Processing Standards (FIPS) 140-2 validation from the National Institute of Standards and Technology (NIST) certifying secure encryption for our cryptographic module used with BK Radio APCO Project 25 (P25) digital radios. FIPS validation confirms that our cryptographic module has passed rigorous field tests and provides radio users with independent assurance that the module meets or exceeds the highest performance standards. Such validation is required by a large portion of government and public safety customers.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for the three months ended March 31, 2007 increased to 57.6% from 46.7% for the same quarter last year.

The increase is attributed primarily to the mix of products in our total sales and reduced product volumes. For the quarter ended March 31, 2007, sales of higher margin digital products comprised approximately 34% of total sales compared to 48% for the same quarter last year. Additionally, due to lower sales volumes we did not fully utilize and absorb our base of manufacturing and support expenses.

We are continuing to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. As sales volumes increase, we believe we will realize improved cost efficiencies, as well as a resumption of the purchases by government and public safety users of P25 digital products.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

For the three months ended March 31, 2007, SG&A expenses totaled approximately $2.6 million (56.3% of sales) compared to approximately $2.5 million (34.4% of sales) for the same quarter last year.

The increase in SG&A expenses compared to the same quarter last year is attributed primarily to increases in selling and marketing initiatives and the implementation of a new enterprise-wide computer system.

Marketing and selling expenses increased by approximately $138,000 (13.5%) for the three months ended March 31, 2007 compared to the same quarter last year. This increase was primarily due to staff-related expenses as well as additional marketing and promotion expenses for initiatives designed to penetrate new customers and drive sales growth from government and public safety opportunities for P25 digital products, as well as from new opportunities with commercial, business and security concerns. Increases in these expenses were partially offset by reduced sales commission expenses.

General and administrative expenses increased by approximately $64,000 (9.2%) for the three months ended March 31, 2007 compared to the same quarter last year. This increase was driven primarily by expenses associated with a new enterprise-wide computer system, which was implemented on January 1, 2007.

Operating (Loss) Income

Operating loss for the three months ended March 31, 2007 was $646,000 compared to operating income of approximately $1.4 million for the same quarter last year. The decrease is attributable to lower net sales combined with a less profitable product mix in total sales.

Net Interest Income

For the three months ended March 31, 2007, we earned approximately $145,000 in net interest income compared to approximately $35,000 for the same quarter last year. We earn interest income on our cash balances and incur interest expense on borrowings on our revolving line of credit. The increase in net interest income is derived from our improved cash position compared to the same quarter last year. We had no outstanding principal balance under the revolving line of credit as of March 31, 2007. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

Income Taxes

We recorded a non-cash deferred tax benefit of approximately $159,000 for the three months ended March 31, 2007 compared to a $502,000 expense for the same quarter last year.

As of March 31, 2007, the Company has a deferred tax asset of approximately $9.0 million compared to approximately $8.8 million as of December 31, 2006. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $16.5 million for federal and state purposes, with expirations starting in 2018.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2006, 2005 and 2004.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From the evaluation it has been concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at March 31, 2007. Accordingly, no valuation allowance has been established.

We cannot presently estimate what, if any, changes to the valuation of our net deferred tax asset may be deemed appropriate in the future. If future losses are incurred, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of March 31, 2007.

Significant Customers

Sales to the United States government represented approximately $1.0 million (21.57%) of our total sales for the three months ended March 31, 2007, compared to approximately $1.9 million (26.9%) for the same quarter last year.

Inflation and Changing Prices

While inflation and changing prices for the three months ended March 31, 2007 contributed to increases in certain costs, these inflationary effects did not have a material impact on our operations.

Liquidity and Capital Resources

For the three months ended March 31, 2007, net cash used in operating activities totaled approximately $1.4 million, compared to net cash provided by operating activities of approximately $1.4 million for the same quarter last year. The cash used in operations in 2007 is attributable primarily to a net loss of approximately $0.3 million combined with inventory growth of approximately $0.8 million for the quarter.

Accounts receivable for the three months ended March 31, 2007 decreased approximately $0.6 million compared to a decrease of $1.3 million for the same quarter last year, reflecting collection efforts and lower sales volumes. Inventories increased by approximately $0.8 million in anticipation of greater sales order levels than were actually realized. Also, approximately $0.7 million was used to satisfy accrued compensation and tax-related obligations compared to approximately $0.8 million for the same quarter last year. Accounts payable decreased approximately $0.2 million compared to $0.5 million for the same period last year in satisfying obligations to suppliers. Deferred tax assets increased approximately $0.2 million compared to an approximately $0.5 million decrease for the same quarter last year, reflecting the tax impact of our pretax loss for the quarter. Depreciation and amortization totaled approximately $0.1 million for the three months ended March 31, 2007 and was largely unchanged from the same quarter last year.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the three months ended March 31, 2007 were approximately $83,000 compared to approximately $49,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

No cash was provided by or used in financing activities for the three months ended March 31, 2007.  During the same period last year approximately $146,000 was provided by the issuance of common stock.

We have a revolving credit facility (“Facility”) for up to $3.5 million. The Facility is secured by substantially all of our assets, principally trade receivables and inventory. The facility contains customary financial and restrictive covenants with which we must comply. As of March 31, 2007, we were not in compliance with the covenant stipulating that we will maintain a cumulative net profit at the end of each quarter for 2007. Compliance with this covenant was waived by the lender for the quarter ended March 31, 2007. We have no borrowings outstanding under the revolving line of credit as of March 31, 2007.

Our cash balance at March 31, 2007 was approximately $11.8 million. We believe these funds combined with cash generated from operations and borrowing availability under our Facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

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

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $56,000 on gross trade receivables of approximately $3.0 million as of March 31, 2007. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of March 31, 2007. Because the amount that we will actually collect on the receivables outstanding as of March 31, 2007 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. For the last four years our average write-offs has been less than $11,000 annually. We typically maintain a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance for collection losses is approximately 1.8% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivables based on the age of each invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of March 31, 2007.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $3.0 million at March 31, 2007 as compared to approximately $3.0 million at December 31, 2006. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual usage over the most recent three years, project that amount over a four-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the four year projected usage amount). For finished goods and subassembly inventory with usage in the past year, we review the annual usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Income Taxes

We account for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2006, 2005 and 2004, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at prime plus 0.5%. As of March 31, 2007, we had no debt outstanding under this facility.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 8, 2007	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 8, 2007	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).