Form 10-Q
period 2007-06-30
RELM WIRELESS CORP
filed 2007-08-08
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐    No ☒

There were 13,361,661 shares of common stock, $0.60 par value, of the registrant outstanding at July 15, 2007.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	June 30, 2007	December 31, 2006
	(Note 1)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$12,871	$13,266
Trade accounts receivable (net of allowance for doubtful accounts of $56 in June 30, 2007 and $67 in December 31, 2006, respectively)	5,215	3,565
Inventories, net	7,142	7,440
Deferred tax assets	2,755	3,490
Prepaid expenses and other current assets	891	841
Total current assets	28,874	28,602

Property, plant and equipment, net	851	913
Deferred tax assets, net	5,360	5,360
Other assets	568	431
Total assets	$35,653	$35,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$781	$1,172
Accrued compensation and related taxes	725	1,234
Accrued warranty expense	257	205
Accrued other expenses and other current liabilities	300	394
Total current liabilities	2,063	3,005

Commitments and Contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,361,661 and 13,341,661 issued and outstanding shares at June 30, 2007 and December 31,2006, respectively	8,016	8,004
Additional paid-in capital	23,795	23,641
Accumulated earnings	1,779	656
Total stockholders' equity	33,590	32,301

Total liabilities and stockholders' equity	$35,653	$35,306

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(see note 1)	(see note 1)	(see note 1)	(see note 1)

Sales	$9,413	$8,596	$14,044	$15,780
Expenses
Cost of products (includes non-cash share-based employee compensation expense of $7 and $81 for the three months ended June 30, 2007 and 2006, respectively, and $16 and $138 for the six months ended June 30, 2007 and 2006, respectively)	3,973	3,713	6,641	7,071
Selling, general & administrative (includes non-cash share-based employee compensation expense of $60 and $240 for the three months ended June 30, 2007 and 2006, respectively, and $122 and $375 for the six months ended June 30, 2007 and 2006, respectively)	3,184	3,191	5,793	5,664
Total Expenses	7,157	6,904	12,434	12,735

Operating income	2,256	1,692	1,610	3,045

Other income (expense):
Interest expense	(1)	(10)	(3)	(16)
Interest income	151	59	299	100
Other income (expense)	3	(23)	(1)	(24)
Total other income	153	26	295	60

Income before income tax expense	2,409	1,718	1,905	3,105

Income tax expense	(942)	(646)	(782)	(1,168)

Net income	$1,467	$1,072	$1,123	$1,937

Net income per share-basic:	$0.11	$0.08	$0.08	$0.15

Net income per share-diluted:	$0.10	$0.08	$0.08	$0.14

Weighted average shares outstanding-basic	13,345,837	13,292,936	13,343,760	13,231,153

Weighted average shares outstanding-diluted	14,039,126	14,188,597	14,106,785	14,281,086

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities
Net income	$1,123	$1,937
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Allowance for doubtful accounts	(46)	(1)
Inventories reserve	170	52
Depreciation and amortization	184	264
Change in operating assets and liabilities:
Accounts receivable	(1,604)	(2,425)
Inventories	128	151
Prepaid expenses and other current assets	(50)	7
Other assets	(137)	(246)
Deferred tax asset	735	1,120
Accounts payable	(391)	(620)
Accrued compensation and related taxes	(509)	(498)
Deferred compensation expense	138	513
Accrued warranty expense	52	10
Accrued other expenses and other current liabilities	(94)	(5)
Net cash (used in) provided by operating activities	(301)	259

Cash flows from investing activities
Purchases of property, plant and equipment	(122)	(163)
Net cash used in investing activities	(122)	(163)

Cash flows from financing activities
Proceeds from issuance of common stocks	28	181
Cash provided by financing activities	28	181

(Decrease) Increase in cash	(395)	277
Cash and cash equivalents, beginning of period	13,266	5,283
Cash and cash equivalents, end of period	$12,871	$5,560

Supplemental disclosure
Interest paid	$3	$16
Income tax paid	$142	$182
Non-cash financing activity
Conversion of stock options to stockholders’ equity	$—	$12

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2006 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s financial condition and results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007. The effect of adopting FIN 48 did not have a material impact on the Company’s consolidated financial statements.

2. Significant Events and Transactions

In June 2007, the West Virginia Division of Forestry (WVDF) awarded to an authorized RELM/BK Radio dealer a contract to supply the WVDF with BK Radio-brand P25 digital portable radios and accessories, exclusively. The WVDF placed its initial purchase order under the contract of approximately $156,000. The contract, which does not specify purchase dates or quantities of equipment, commenced on May 21, 2007 and has a term of one year with two one-year renewals at the WVDF’s option.

In May 2007, the California Department of Forestry (CDF) extended its contract with an authorized RELM BK Radio dealer, for purchases of RELM BK Radio products through June 30, 2008. Under the contract, Silverado provides BK Radio-brand portable two-way radios to the CDF for deployment in forests throughout the state. This contract is also open to all state agencies other than the CDF and may be utilized to purchase either P25 digital or analog products. Neither the contract nor the extension specifies purchase dates or quantities of equipment.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

In May 2007, the Company was awarded a contract to service two-way radio products for the United States Forest Service (USFS). The contract provides for an initial base period extending from May 17, 2007 through the end of the federal fiscal year on September 30, 2007, and for two one-year extensions at the option of the USFS. The contract does not specify firm service dates or quantities. Accordingly, the ultimate value of the contract is not established, though the initial base period of 4.5 months is estimated to be $200.

In May 2007, the Company received a certificate of award for a contract to be a supplier of two-way radio communications equipment to the state government of North Carolina. The contract is for equipment purchases of up to an estimated $2 million with an initial term of one year and two one-year renewal options at the option of the state government. The contract includes a select group of suppliers who meet technical criteria established by the state, and does not specify purchase dates or quantities of equipment from any particular supplier.

In May 2007, the Company received orders totaling $5.0 million from agencies of the United States Federal Government. Approximately 97% of the orders were for P25 compliant, digital products. These orders were shipped in the second quarter of 2007.

In May 2007, the Company and Silicon Valley Bank amended the Company's secured revolving credit facility with borrowing availability of up to $3.5 million. The parties replaced the credit facility's net profit covenant that required the Company to maintain a cumulative net profit at the end of each quarter for 2007, with a tangible net worth covenant, among other amendments. The tangible net worth covenant requires that the Company maintain for each of the last three quarters of 2007 a "tangible net worth" (as defined in the credit agreement, as amended, for the credit facility) of at least $28 million, increasing by (a) 50% of quarterly profits and (b) 75% of the amount received in respect of issuances of equity and the principal amount of the issuance of "subordinated debt" (as defined in the credit agreement, as amended, for the credit facility), in each case received after April 1, 2007. Reference is made to the Company's Current Report on Form 8-K dated May 23, 2007, as filed with the Securities and Exchange Commission on May 29, 2007, for the text of the amendment to the credit agreement for the credit facility.

In April 2007, the Company entered into a distribution agreement with Daniels Electronics Ltd., a leading supplier of high-reliability base stations and repeaters for public safety applications. Under the agreement, Daniels’ entire line of products will be distributed as part of RELM’s two-way radio communication solutions, particularly for government and public safety applications.

3. Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $56 on gross trade receivables of $5,271 at June 30, 2007. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of June 30, 2007. Because the amount that the Company will actually collect on the receivables outstanding as of June 30, 2007 cannot be known with certainty, the Company relies on prior experience along with other factors discussed below. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company typically maintains a general allowance under 5% of the gross trade accounts receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate an inability to pay but turn out to have such an inability. As sales and total gross receivables increase, the allowance balance may also increase. Currently, the Company’s allowance for collection losses is approximately 1.1% of gross trade receivables. The Company may also maintain a specific allowance for customer accounts that the Company knows may not be collectible due to reasons such as bankruptcy and other customer liquidity issues. The Company analyzes the trade accounts receivables based on the age of each invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of a particular customer’s balance. As of June 30, 2007, there was no specific allowance.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

4. Inventories, net

The components of inventory, net of reserves totaling $3,131 at June 30, 2007 and $2,960 at December 31, 2006, respectively, consist of the following:

	June 30, 2007	December 31, 2006

Finished goods	$2,927	$3,439
Work in process	2,050	2,071
Raw materials	2,165	1,930
	$7,142	$7,440

The reserve for slow-moving, excess, or obsolete inventory was $3,131 at June 30, 2007 as compared to $2,960 at December 31, 2006. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual usage over the most recent three years, projects that amount over a three-year horizon, and reserves 25% of the excess amount (which excess amount equals inventory on hand less the three year projected usage amount). For finished goods and subassembly inventory with usage in the past year, the Company reviews the annual usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

5. Income Taxes

Income tax expense, which is primarily non-cash deferred expense, totaling approximately $942 and $782, has been recorded for the three and six months ended June 30, 2007, respectively.

As of June 30, 2007, the Company’s deferred tax asset totaled approximately $8,115, compared to $8,850 as of December 31, 2006, and is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $14,000 for federal and state purposes, with expirations starting in 2018 and ending in 2022.

In order to fully realize the net deferred tax asset, the Company will need to generate sufficient taxable income in future years prior to the expiration of its NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon the

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2006, 2005 and 2004, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From the evaluation it has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at June 30, 2007. Accordingly, no valuation allowance has been established. However, if future losses are incurred, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of June 30, 2007.

6. Stockholders’ Equity

The consolidated changes in stockholders’ equity for the six months ended June 30, 2007 are as follows:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Total

Balance at December 31, 2006	13,341,661	$8,004	$23,641	$656	$32,301

Common stock option exercise	20,000	12	16	—	28
Share-based compensation expense	—	—	138	—	138
Net income	—	—	—	1,123	1,123
Balance at June 30, 2007	13,361,661	$8,016	$23,795	$1,779	$33,590

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,467	$1,072	$1,123	$1,937
Denominator:
Denomination for basic earnings per share weighted average shares	13,345,837	13,292,936	13,343,760	13,231,153

Effect of dilutive securities:
Options	693,289	895,661	763,025	1,049,933

Denominator:
Denominator for diluted earnings per share weighted average shares	14,039,126	14,188,597	14,106,785	14,281,086

Basic income per share	$0.11	$0.08	$0.08	$0.15
Diluted income per share	$0.10	$0.08	$0.08	$0.14

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

8. Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $67 and $138 of non-cash share-based employee compensation expense for the three and six months ended June 30, 2007, respectively, compared to $321 and $513 for the same periods last year. The Company considers its non-cash share-based compensation expenses as a component of cost of products ($7 and $16 for the three and six months ended June 30, 2007, respectively compared to $81 and $138 for the same periods last year) and selling, general and administrative expenses ($60 and $122 for the three and six months ended June 30, 2007, respectively, compared to $240 and $375 for the same periods last year). No amount of non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2007 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Three Months Ended June 30, 2007

Expected Term in Years	3.0-6.0
Expected Volatility	64.2%-89.4%
Weighted-Average Volatility	70.52%
Interest Rate	4.66%
Yield Rate	0.00%

A summary of stock option activity under our stock option plans as June 30, 2007, and changes during the three months ended June 30, 2007 are presented below:

As of 4/1/2007	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Wgt. Avg. Grant Date Fair Value

Outstanding	1,481,144	2.69	—	1.86
Vested	1,369,856	2.47	—	1.76
Nonvested	111,288	5.42	—	3.04

Period activity
Issued	40,000	4.17	—	2.24
Exercised	20,000	1.38	—	0.55
Forfeited	0	—	—	—
Expired	0	—	—	—

As of 6/30/2007
Outstanding	1,501,144	2.75	4.68	1.88
Vested	1,383,606	2.58	4.47	1.78
Nonvested	117,538	4.81	7.18	3.06

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

The weighted average grant-date fair value of options granted during the three months ended June 30, 2007 was $2.24. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

9. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Other

As of June 30, 2007, the Company had commitments for purchase orders to suppliers of approximately $2,446.

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

Executive Summary

For the three months ended June 30, 2007, our sales, gross margins and operating income improved compared to the same quarter last year. Total sales increased as funding for some of our federal and state customers increased during the second quarter from earlier in the year as evidenced by our previously announced contract awards and orders. Also, sales of P25 digital products comprised a larger portion of our total sales. Overall, budgets and funding for some of our government customers remain constrained and unpredictable in some areas.

Operating results for the six months ended June 30, 2007 declined compared to the same period last year; primarily a reflection of decreased federal and state government spending in the first quarter due to budgetary and funding constraints.

For the three months ended June 30, 2007, sales increased approximately 9.5% ($0.8 million), compared to the same quarter last year, while sales for the six months ended June 30, 2007 decreased 11.0% ($1.7 million) compared to the same period last year.

Gross margins as a percent of sales for the three months ended June 30, 2007 increased to 57.8% compared to 56.8% for the same quarter last year. For the six months ended June 30, 2007 gross margins were 52.7% compared to 55.2% for the same period last year. Pretax income for the three months ended June 30, 2007 increased 40.2% ($0.7 million) to approximately $2.4 million compared to pretax income of approximately $1.7 million for the same quarter last year, while pretax income for the six months ended June 30, 2007 was approximately $1.9 million compared to $3.1 million for the same period last year.

For the three and six months ended June 30, 2007, we recognized a primarily non-cash deferred tax expense of approximately $0.9 million and $0.8 million, respectively, compared to $0.6 million and $1.2 million for the same periods last year.

Net income for the three and six months ended June 30, 2007 totaled approximately $1.5 million ($0.11 per basic share and $0.10 per fully diluted share) and $1.1 million ($0.08 per basic share and $0.08 per fully diluted share), respectively, compared to approximately $1.1 million ($0.08 per basic share and per fully diluted share) and $1.9 million ($0.15 per basic share and $0.14 per fully diluted share) for the same periods last year.

During the quarter a North Carolina state contract was awarded to RELM, and a West Virginia state contract exclusively for RELM BK Radio products was awarded to an authorized dealer. These contracts are indicative of our penetration of new customers and markets. Additionally, we secured a service contract with the U.S. Forest Service, and the contract with the California department of Forestry was extended for one year.

We are continuing to aggressively pursue our P25 product development program and anticipate new product and capability introductions later this year, which we believe will broaden our addressable market and facilitate our efforts for new sales growth.

Results of Operations

The following table shows certain items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(42.2)	(43.2)	(47.3)	(44.8)
Gross Margin	57.8	56.8	52.7	55.2
Selling, general and administrative expenses	(33.8)	(37.1)	(41.2)	(35.9)
Interest expense	0.0	(0.1)	0.0	(0.1)
Interest income	1.6	0.7	2.1	0.6
Other expense	0.0	(0.3)	0.0	(0.1)
Pretax income	25.6	20.0	13.6	19.7
Income tax expense	(10.0)	(7.5)	(5.6)	(7.4)
Net income	15.6%	12.5%	8.0%	12.3%

Net Sales

Net sales for the three months ended June 30, 2007 increased approximately 9.5% ($0.8 million) to $9.4 million from $8.6 million for the same quarter last year. Net sales for the six months ended June 30, 2007 decreased approximately 11.0% ($1.7 million) to $14.0 million from $15.8 million for the same period last year.

Sales for the second quarter 2007 showed improvement in the government and public safety segment of our business compared to the previous quarter and compared to the same quarter last year, as funding for some of our federal and state customers improved from earlier in the year as evidenced by several previously announced contract awards and orders. Overall, however, budgets and funding for our government customers continue to be constrained and unpredictable, and may remain so for the balance of 2007.

Primarily as a result of the improved government funding, sales of P25 digital products increased to approximately 62.2% ($5.9 million) of total sales for the quarter compared to 60.7% ($5.2 million) for the same quarter last year, and compared to 33.9% ($1.6 million) for the previous quarter. For the year-to-date, sales of P25 digital products comprised 52.6% ($7.4 million) of net sales compared to 54.9% ($8.7 million) for the same period last year.

Although the current government fiscal climate is difficult, we do not believe that it will adversely affect in a material manner future demand for our P25 digital products. Accordingly, we have expanded our sales and marketing efforts to penetrate new customers. We also remain focused on our digital development program and anticipate introducing new P25 products and capabilities later this year and in 2008.

To date this year, the business and industrial segment of our business has remained consistent with the same periods last year, comprising approximately 9.0% of total sales for the quarter and approximately 12.0% for the six months ended June 30, 2007.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for the three months ended June 30, 2007 decreased to 42.2% from 43.2% for the same quarter last year. Cost of Products as a percentage of sales for the six months ended June 30, 2007 increased to 47.3% from 44.8% for the same period last year.

Changes in our cost of products are primarily related to product mix and throughput. For the second quarter 2007, P25 digital products comprised a greater portion of total sales compared to the prior quarter and compared to the same quarter last year, and total sales volumes increased. These factors combined to decrease product costs as a percentage of sales and increase gross margins.

Conversely, lower P25 digital sales and total sales for the first quarter 2007 combined to increase product costs and decrease gross margins for the year-to-date. Also, due to lower sales volumes we did not fully utilize and absorb our base of manufacturing and support expenses in the first quarter.

We are continuing to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. As sales volumes increase, we believe we will realize improved cost efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

For the three months ended June 30, 2007, SG&A expenses totaled approximately $3.2 million (33.8% of sales) compared to $3.2 million (37.1% of sales) for the same quarter last year. For the six months ended June 30, 2007, SG&A expenses totaled approximately $5.8 million (41.2% of sales) compared to $5.7 million (35.9% of sales) for the same period last year. For the quarter and year-to-date, minor increases in G&A expenses were largely offset by decreases in product development expenses.

Marketing and selling expenses decreased by approximately $51,000 (3.3%) and increased by approximately $88,000 (3.4%), for the three and six months ended June 30, 2007, respectively, compared to the same periods last year. The decrease for the quarter was primarily due to non-recurring marketing and promotion expenses incurred last year and was partially offset by commissions from higher sales, and by staffing expenses related to our growing direct sales force, focused primarily on attaining new customers and opportunities in the government and public safety and P25 digital arenas. The increase for the six months ended June 30, 2007 was primarily due to staff-related expenses and additional marketing and promotion expenses for new sales initiatives.

Engineering and product development expenses decreased by approximately $82,000 (10.0%) and $149,000 (9.6%), for the three and six months ended June 30, 2007, respectively, compared to the same periods last year. Last year we incurred one-time expenses related to the introduction of specific new products.

General and administrative expenses increased by approximately $126,000 (15.3%) and $191,000 (12.6%), for the three and six months ended June 30, 2007, respectively, compared to the same periods last year. These increases were associated primarily with the implementation of a new enterprise-wide computer system, property insurance and public-company related costs, and were partially offset by a decrease in non-cash share-based compensation expense.

Operating Income

Operating income for the three and six months ended June 30, 2007 increased approximately 33.3% ($0.6 million) and decreased approximately 47.1% ($1.4 million), respectively, compared to the same periods last year. The improvement for the second quarter 2007 is attributable to growth in total sales and in sales of higher-margin P25 digital products. For the current year-to-date, total sales and P25 digital product sales declined compared to the same period last year, which adversely impacted operating income compared to the same period last year.

Net Interest Income

For the three and six months ended June 30, 2007, we earned approximately $150,000 and $296,000, respectively, in net interest income compared to approximately $49,000 and $84,000, respectively, for the same periods last year. We earn interest income on our cash balances and incur interest expense on borrowings, if any, from our revolving line of credit. The increase in net interest income is derived from our improved cash position, resulting from growth and improved operations. We had no outstanding principal balance under the revolving line of credit as of June 30, 2007. The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

Income Taxes

We recorded tax expense of approximately $942,000 and $782,000 for the three and six months ended June 30, 2007, respectively, compared to a $646,000 and $1.2 million expense, respectively, for the same periods last year.

As of June 30, 2007, the Company has a deferred tax asset of approximately $8.1 million compared to approximately $8.8 million as of December 31, 2006. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs total approximately $14.0 million for federal and state purposes, with expirations starting in 2018 and ending in 2022.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and corresponding tax benefit is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2006, 2005 and 2004, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From the evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at June 30, 2007. Accordingly, no valuation allowance has been established. However, if future losses are incurred, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of June 30, 2007.

Significant Customers

Sales to the United States government represented approximately $6.4 million (67.8%) and $7.4 million (52.3%) of our total sales for the three and six months ended June 30, 2007, respectively, compared to $6.0 million (69.8%) and $8.1 million (51.3%) for the same periods last year.

Inflation and Changing Prices

Inflation and changing prices for the three and six months ended June 30, 2007 did not have a material impact on our operations.

Liquidity and Capital Resources

For the six months ended June 30, 2007, net cash used in operating activities totaled approximately $0.3 million, compared to net cash provided by operating activities of approximately $0.3 million for the same period last year. The cash used in operations in 2007 is attributable primarily to increases in accounts receivable, which was largely offset by net income and changes in deferred tax assets for the period. Accounts receivable for the six months ended June 30, 2007 increased approximately $1.6 million compared to $2.4 million for the same period last year, reflecting sales growth during the second quarter. Inventories increased approximately $0.1 million for the six month period compared to a decrease of $0.2 million for the same period last year in anticipation of greater sales order levels than were actually realized. Also, approximately $0.5 million was used to satisfy accrued compensation and tax-related obligations compared to approximately $0.5 million for the same quarter last year. Accounts payable decreased approximately $0.4 million compared to $0.6 million for the same period last year in satisfying obligations to suppliers. Deferred tax assets decreased approximately $0.7 million compared to approximately $1.1 million for the same period last year, reflecting the tax impact of our lower pretax income for the period compared to the same period last year. Depreciation and amortization totaled approximately $0.2 million for the six months ended June 30, 2007 compared to $0.3 million for the same quarter last year.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to our development of new digital products as well as computer and test equipment. Capital expenditures for the six months ended June 30, 2007 were approximately $122,000 compared to approximately $163,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Cash provided by financing activities for the six months ended June 30, 2007 and 2006 totaled $28,000 and $181,000, respectively, and was derived from the issuance of stock related to the exercise of employee and director stock options.

We have a revolving credit facility (“Facility”) for up to $3.5 million. The Facility is secured by substantially all of our assets, principally trade receivables and inventory. The Facility contains customary financial and restrictive covenants with which we must comply. As of June 30, 2007, we were in compliance with all such covenants. We have no borrowings outstanding under the revolving line of credit as of June 30, 2007.

Our cash balance at June 30, 2007 was approximately $12.9 million. We believe these funds combined with cash generated from operations and borrowing availability under our Facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

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

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $56,000 on gross trade receivables of approximately $5.3 million as of June 30, 2007. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of June 30, 2007. Because the amount that we will actually collect on the receivables outstanding as of June 30, 2007 cannot be known with certainty as of this report’s date, we rely on prior experience and the factors discussed below. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We typically maintain a general allowance less than 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance for collection losses is approximately 1.1% of gross receivables. As sales and total gross receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivables based on the age of each invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of June 30, 2007.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $3.1 million at June 30, 2007 as compared to approximately $3.0 million at December 31, 2006. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual usage over the most recent three years, project that amount over a three-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the three year projected usage amount). For finished goods and subassembly inventory with usage in the past year, we review the annual usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount (which excess amount equals inventory on hand less the five year projected usage amount). We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Income Taxes

We account for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”, as modified by FIN 48. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2006, 2005 and 2004, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at prime plus 0.5%. As of June 30, 2007, we had no debt outstanding under this facility.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 9 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company's 2007 annual meeting of stockholders was held on May 16, 2007 at its corporate offices at 7100 Technology Drive, West Melbourne, Florida for the following purposes:

1.

To elect seven (7) directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified;

2.

To approve the RELM Wireless Corporation 2007 Non-Employee Directors’ Stock Option Plan; and

3.

To approve the RELM Wireless Corporation 2007 Incentive Compensation Plan.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation. The holders of record of an aggregate of 11,968,657 shares of the Company's common stock, out of 13,341,661 shares outstanding on the record date (April 2, 2007) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected, with voting as detailed below:

	For	Withheld

Donald F. U. Goebert	10,655,436	1,313,221
David P. Storey	11,462,978	505,679
Timothy W. O’Neil	11,526,661	441,996
Warren N. Romine	11,527,360	441,297
George N. Benjamin III	11,522,957	445,700
Randolph K. Piechocki	11,546,547	422,110
John Wellhausen	11,529,494	439,163

On the proposal to approve the RELM Wireless Corporation 2007 Non-Employee Directors’ Stock Option Plan, 5,583,904 shares were voted for the proposal, 411,604 shares were voted against the proposal and 27,699 shares abstained from the vote. The affirmative vote of the holders of a majority of all shares casting votes, either in person or by proxy, at the annual meeting was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.

On the proposal to approve the 2007 Incentive Compensation Plan, 5,650,667 shares were voted for the proposal, 349,623 shares were voted against the proposal and 22,917 shares abstained from the vote. The affirmative vote of the holders of a majority of all shares casting votes, either in person or by proxy, at the annual meeting was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.

As disclosed in the Company’s proxy statement for the annual meeting, because both the 2007 Non-Employee Directors’ Stock Option Plan and the 2007 Incentive Compensation Plan were approved by stockholders at the annual meeting, under the terms of the 2007 Incentive Compensation Plan, the Company does not have authority to grant options under the 2007 Non-Employee Directors’ Stock Option Plan. The 2007 Non-Employee Directors’ Stock Option Plan is in effect only with respect to its 15,000 currently outstanding stock options, which were granted to three of the Company’s non-employee directors in January 2007 following their appointment as members of the Company’s board of directors in August 2006.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 8, 2007	By: /s/David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 8, 2007	By: /s/William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).