Form 10-Q
period 2007-09-30
RELM WIRELESS CORP
filed 2007-11-13
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐            No ☒

There were 13,395,871 shares of common stock, $0.60 par value, of the registrant outstanding at October 15, 2007.

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	September 30, 2007	December 31, 2006
	(Note 1)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$15,188	$13,266
Trade accounts receivable (net of allowance for doubtful accounts of $53 in September 30, 2007 and $67 in December 31, 2006, respectively)	4,998	3,565
Inventories, net	7,435	7,440
Deferred tax assets	2,048	3,490
Prepaid expenses and other current assets	1,218	841
Total current assets	30,887	28,602

Property, plant and equipment, net	1,263	913
Deferred tax assets, net	5,360	5,360
Other assets	557	431
Total assets	$38,067	$35,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,472	$1,172
Dividends payable	6,690	—
Accrued compensation and related taxes	820	1,234
Accrued warranty expense	243	205
Accrued other expenses and other current liabilities	710	394
Total current liabilities	9,935	3,005

Commitments and Contingencies

Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares 13,380,039 and 13,341,661 issued and outstanding shares at September 30, 2007 and December 31, 2006, respectively	8,027	8,004
Additional paid-in capital	23,882	23,641
Accumulated (deficit) earnings (Net of dividends declared of $6,690 at September 30, 2007 and $0 at December 31, 2006, respectively)	(3,777)	656
Total stockholders' equity	28,132	32,301

Total liabilities and stockholders' equity	$38,067	$35,306

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(see note 1)	(see note 1)	(see note 1)	(see note 1)

Sales, net	$8,370	$9,178	$22,414	$24,958
Expenses
Cost of products (includes non-cash share-based employee compensation expense of $6 and $81 for the three months ended September 30, 2007 and 2006, respectively, and $22 and $219 for the nine months ended September 30, 2007 and 2006, respectively)	3,659	4,086	10,301	11,156
Selling, general & administrative (includes non-cash share-based employee compensation expense of $40 and $247 for the three months ended September 30, 2007 and 2006, respectively, and $162 and $622 for the nine months ended September 30, 2007 and 2006, respectively)	2,970	3,496	8,763	9,160
Total expenses	6,629	7,582	19,064	20,316

Operating income	1,741	1,596	3,350	4,642

Other income (expense):
Interest expense	(1)	(4)	(3)	(20)
Interest income	187	82	485	182
Other (expense) income	(52)	51	(52)	27
Total other income	134	129	430	189

Income before income tax expense	1,875	1,725	3,780	4,831

Income tax expense	(740)	(649)	(1,523)	(1,817)

Net income	$1,135	$1,076	$2,257	$3,014

Net income per share-basic:	$0.08	$0.08	$0.17	$0.23

Net income per share-diluted:	$0.08	$0.08	$0.16	$0.21

Weighted average shares outstanding-basic	13,365,656	13,306,561	13,351,139	13,258,467

Weighted average shares outstanding-diluted	14,093,117	14,248,139	14,092,568	14,275,388

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities
Net income	$2,257	$3,014
Adjustments to reconcile net income to net cash provided by operating activities
Allowance for doubtful accounts	(49)	(1)
Inventories reserve	170	69
Depreciation and amortization	277	397
Loss on disposal-PPE & other assets	47	—
Change in operating assets and liabilities:
Accounts receivable	(1,384)	(79)
Inventories	(165)	195
Prepaid expenses and other current assets	(377)	(192)
Other assets	(126)	(215)
Deferred tax asset	1,442	1,741
Accounts payable	300	(979)
Accrued compensation and related taxes	(414)	(329)
Deferred compensation expense	184	842
Accrued warranty expense	38	29
Accrued other expenses and other current liabilities	316	95
Net cash provided by operating activities	2,516	4,587

Cash flows from investing activities
Purchases of property, plant and equipment	(674)	(172)
Net cash used in investing activities	(674)	(172)

Cash flows from financing activities
Proceeds from issuance of common stocks	80	194
Cash provided by financing activities	80	194

Increase in cash	1,922	4,609
Cash and cash equivalents, beginning of period	13,266	5,283
Cash and cash equivalents, end of period	$15,188	$9,892

Supplemental disclosure
Interest paid	$3	$20
Income tax paid	$142	$182
Non-cash financing activity
Conversion of stock options to stockholders’ equity	$—	$15
Dividends declared on common stock	$6,690	$—

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2006 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s financial condition and results of operations and does not believe it will have a material impact on the Company’s financial statements.

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

2.  Significant Events and Transactions

In September 2007, the Company received orders totaling $2.6 million from agencies of the United States Federal Government, most of which were shipped during the month.  Approximately 86% of the orders were for P25-compliant digital products.  The balance of the orders is expected to ship during the fourth quarter of 2007.

In September 2007, the Company’s Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock that was paid on October 22, 2007 to shareholders of record on October 10, 2007.  Accordingly, the Company recorded payables of $6.7 million during the third quarter 2007. The declaration and payment of future cash dividends, if any, is subject to the Board of Director’s discretion and final determination based upon its consideration of the Company’s operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

In September 2007, prior to declaration of the foregoing cash dividend, the Company and Silicon Valley Bank amended the Company's secured revolving credit facility with borrowing availability of up to $3,500 to permit the payment of the cash dividend and reduce the amount of the "tangible net worth" covenant to $25,000 from $28,000.  Reference is made to the Company's Current Report on Form 8-K dated September 28, 2007, as filed with the Securities and Exchange Commission on October 1, 2007, for the text of the amendment to the credit agreement for the credit facility.

In September 2007, the Company announced that it received Federal Information Processing Standards (FIPS) 140-2 validation from the National Institute of Standards and Technology (NIST) validating over-the-air rekeying (OTAR); a functionality utilized with the cryptographic module for BK Radio-brand P25 digital radios, which are compliant with the APCO Project 25 (P25) technical standard for interoperable communications.  OTAR enables encryption security keys to be changed over the air electronically, eliminating the need to return radio units for manual rekeying.  This functionality improves the efficiency of the rekeying process, reduces associated costs and expands the Company’s addressable market.

In August 2007, the United States Postal Service (USPS) exercised the second extension of its exclusive supply contract with the Company.  The extension is effective through July 14, 2008.  The original contract, executed in July 2005, was for one year and has two remaining one-year extensions at the option of the USPS.  Under the terms of the contract, the Company became the exclusive provider of two-way portable radios and accessories to USPS installations throughout the United States and its territories and possessions, including main and associate post offices, administrative offices, training and technical centers, and headquarters.  Structured as an exclusive requirements contract, all USPS two-way radio requirements in these categories are provided by the Company.  The contract does not specify purchase dates or quantities of equipment, and is terminable by either party upon 180 days’ written notice.

3.  Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $53 on gross trade receivables of $5,051 at September 30, 2007.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of September 30, 2007.  Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2007 cannot be known with certainty, the Company relies on prior experience along with other factors discussed below.  The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales.

4.  Inventories, net

The components of inventory, net of reserves totaling $3,131 at September 30, 2007 and $2,960 at December 31, 2006, respectively, consist of the following:

	September 30, 2007	December 31, 2006

Finished goods	$2,395	$3,439
Work in process	2,453	2,071
Raw materials	2,587	1,930
	$7,435	$7,440

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

The reserve for slow-moving, excess, or obsolete inventory was $3,131 at September 30, 2007 as compared to $2,960 at December 31, 2006. Such reserve is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual usage over the most recent three years, projects that amount over a three-year horizon, and reserves 25% of the excess amount. For finished goods and subassembly inventory with usage in the past year, the Company reviews the annual usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount. The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

5.  Income Taxes

Income tax expense, which is primarily non-cash deferred expense, totaling approximately $740 and $1,523, has been recorded for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, the Company’s deferred tax asset totaled approximately $7,408, compared to $8,850 as of December 31, 2006, and is primarily composed of net operating loss carry forwards (NOLs).  These NOLs total approximately $12,500 for federal and state purposes, with expirations starting in 2018 and ending in 2022.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From the evaluation it has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at September 30, 2007. Accordingly, no valuation allowance has been established.  However, if future losses are incurred, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of September 30, 2007.

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

6.  Stockholders’ Equity

The consolidated changes in stockholders’ equity for the nine months ended September 30, 2007 are as follows:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total

Balance at December 31, 2006	13,341,661	$8,004	$23,641	$656	$32,301

Common stock option exercise	38,378	23	57	—	80
Share-based compensation expense	—	—	184	—	184
Dividends declared				(6,690)	(6,690)
Net income	—	—	—	2,257	2,257
Balance at September 30, 2007	13,380,039	$8,027	$23,882	$(3,777)	$28,132

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

7.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,135	$1,076	$2,257	$3,014
Denominator:
Denomination for basic earnings per share weighted average shares	13,365,656	13,306,561	13,351,139	13,258,467

Effect of dilutive securities:
Options	727,461	941,578	741,429	1,016,921

Denominator:
Denominator for diluted earnings per share weighted average shares	14,093,117	14,248,139	14,092,568	14,275,338

Basic income per share	$0.08	$0.08	$0.17	$0.23
Diluted income per share	$0.08	$0.08	$0.16	$0.21

8.  Non-Cash Share-Based Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $46 and $184 of non-cash share-based employee compensation expense for the three and nine months ended September 30, 2007, respectively, compared to $328 and $841 for the same periods last year.  The Company considers its non-cash share-based compensation expenses as a component of cost of products ($6 and $22 for the three and nine months ended September 30, 2007, respectively, compared to $81 and $219 for the same periods last year) and selling, general and administrative expenses ($40 and $162 for the three and nine months ended September 30, 2007, respectively, compared to $247 and $622 for the same periods last year).  No non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2007 was calculated using the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options.  The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future.  However, the declaration and payment of future cash dividends are subject to the Board of Directors’ discretion based upon its consideration of the Company’s operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.  The Company estimated its future stock option exercises.  The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the Company’s employees.  The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited

(in Thousands, Except Share Data and Percentages)

Nine Months Ended September 30, 2007

Expected Term in Years	3.0-6.0
Expected Volatility	64.2%-89.4%
Weighted-Average Volatility	70.52%
Interest Rate	4.66%
Yield Rate	0.00%

A summary of stock option activity under our stock option plans as of September 30, 2007, and changes during the three months ended September 30, 2007 are presented below:

As of 7/1/2007	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Wgt. Avg. Grant Date Fair Value

Outstanding	1,501,144	2.75	—	1.88
Vested	1,383,606	2.58	—	1.78
Nonvested	117,538	4.81	—	3.06

Period activity
Issued	0	—	—	—
Exercised	20,000	1.33	—	0.53
Forfeited	1,000	4.50	—	2.68
Expired	0	—	—	—

As of 9/30/2007
Outstanding	1,480,144	2.77	4.47	1.90
Vested	1,372,606	2.62	4.30	1.82
Nonvested	107,538	4.71	6.75	2.90

9.  Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Other

As of September 30, 2007, the Company had commitments for purchase orders to suppliers of approximately $2,578.

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

Executive Summary

For the three months ended September 30, 2007, sales were lower than the same quarter last year.  Gross margins and operating income, however, improved compared to the same quarter last year.  We have seen sales in both the second and third quarters rebound from the first quarter, when funding was more severely limited for some of our federal and state customers.   During the third quarter we successfully penetrated several federal agencies with which we had not previously done business.  Also, as anticipated, sales of P25 digital products grew, comprising a larger portion of our total sales compared to the same quarter last year.  Overall, budgets and funding for some of our government customers remain constrained and unpredictable in some areas, as the timeline for approval of a federal budget for 2008 is uncertain.

Operating results for the nine months ended September 30, 2007 declined compared to the same period last year; primarily a reflection of decreased federal and state government spending in the first quarter due to budgetary and funding limitations.

For the three months ended September 30, 2007, sales decreased approximately 8.8% ($0.8 million), compared to the same quarter last year, while sales for the nine months ended September 30, 2007 decreased 10.2% ($2.5 million) compared to the same period last year.

Gross margins as a percent of sales for the three months ended September 30, 2007 increased to 56.3% compared to 55.5% for the same quarter last year.    For the nine months ended September 30, 2007 gross margins were 54.0% compared to 55.3% for the same period last year.  Pretax income for the three months ended September 30, 2007 increased 11.7% ($0.2 million) to approximately $1.9 million compared to pretax income of approximately $1.7 million for the same quarter last year, while pretax income for the nine months ended September 30, 2007 was approximately $3.8 million compared to approximately $4.8 million for the same period last year.

For the three and nine months ended September 30, 2007, we recognized a primarily non-cash deferred tax expense of approximately $0.7 million and $1.5 million, respectively, compared to approximately $0.6 million and $1.8 million for the same periods last year.

Net income for the three and nine months ended September 30, 2007 totaled approximately $1.1 million ($0.08 per basic share and per fully diluted share) and $2.3 million ($0.17 per basic share and $0.16 per fully diluted share), respectively, compared to approximately $1.1 million ($0.08 per basic share and per fully diluted share) and $3.0 million ($0.23 per basic share and $0.21 per fully diluted share) for the same periods last year.

We are continuing to aggressively pursue our P25 product development program and anticipate new product and capability introductions later this year, which we believe will broaden our addressable market and facilitate our efforts for new sales growth.

Results of Operations

The following table shows certain items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(43.7)	(44.5)	(46.0)	(44.7)
Gross Margin	56.3	55.5	54.0	55.3
Selling, general and administrative expenses	(35.5)	(38.1)	(39.1)	(36.7)
Interest expense	0.0	0.0	0.0	(0.1)
Interest income	2.2	0.8	2.2	0.7
Other expense	(0.6)	0.6	(0.2)	0.1
Pretax income	22.4	18.8	16.9	19.3
Income tax expense	(8.8)	(7.1)	(6.8)	(7.3)
Net income	13.6%	11.7%	10.1%	12.0%

Net Sales

Net sales for the three months ended September 30, 2007 decreased approximately 8.8% $ (0.8 million) to approximately $8.4 million from $9.2 million for the same quarter last year.  Net sales for the nine months ended September 30, 2007 decreased approximately 10.2% ($2.5 million) to approximately $22.4 million from approximately $25.0 million for the same period last year.

Sales for the third quarter, although lower than the second quarter and the same quarter last year, largely maintained the rebound from the first quarter.  Sales of P25 digital products in the government and public safety segment of our business improved compared to the same quarter last year while sales of analog products in this market segment slowed as customers continue to migrate toward P25 digital products.  Funding for some of our federal and state customers improved from the first quarter.  Overall, however, budgets and funding for our government customers continue to be unpredictable.

Sales of P25 digital products increased to approximately 56.1% ($4.7 million) of total sales for the quarter compared to 48.2% ($4.4 million) for the same quarter last year.  For the year-to-date, sales of P25 digital products comprised 54.0% ($12.1 million) of net sales compared to 52.4% ($13.1 million) for the same period last year.

Although we are currently experiencing a difficult fiscal climate with some of our federal and state government customers, we do not believe that it will adversely affect in a material manner future demand for our P25 digital products.  Accordingly, we plan to continue expanding our sales and marketing efforts to penetrate new customers.  We also remain focused on our digital development program and anticipate introducing new P25 products and capabilities later this year and in 2008.

To date this year, the business and industrial segment of our business has remained consistent with the same periods last year, comprising approximately 11.9% of total sales for the quarter and approximately 12.3% for the nine months ended September 30, 2007.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for the three months ended September 30, 2007 decreased to 43.7% from 44.5% for the same quarter last year.  Cost of Products as a percentage of sales for the nine months ended September 30, 2007 increased to 46.0% from 44.7% for the same period last year.

Changes in our cost of products are primarily related to product mix and manufacturing volume.  For the third quarter 2007, P25 digital products and higher margin analog products comprised a greater portion of total sales compared to the same quarter last year, while manufacturing volumes remained relatively constant.  These factors combined to decrease product costs as a percentage of sales and increase gross margins.

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

For the three months ended September 30, 2007, SG&A expenses totaled approximately $3.0 million (35.5% of sales) compared to approximately $3.5 million (38.1% of sales) for the same quarter last year.  For the nine months ended September 30, 2007, SG&A expenses totaled approximately $8.8 million (39.1% of sales) compared to approximately $9.2 million (36.7% of sales) for the same period last year.

Marketing and selling expenses decreased by approximately $302,000 (18.4%) and $249,000 (5.9%), for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year.  The decreases were primarily due to lower marketing and promotion expenses and from lower sales commissions.  These were partially offset by staffing expenses related to our direct sales force, focused primarily on attaining new customers and opportunities in the government and public safety and P25 digital arenas.

Engineering and product development expenses decreased by approximately $93,000 (10.7%) and $242,000 (10.0%), for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year.  Last year we incurred expenses related to the introduction of specific new products, as well as higher non-cash share-based compensation expenses.

General and administrative expenses decreased by approximately $129,000 (13.1%) and increased $59,000 (2.4%), for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year.  Decreases in non-cash share-based compensation expenses were partially offset by costs associated primarily with the implementation of a new enterprise-wide computer system, property insurance and public-company related costs.

Operating Income

Operating income for the three and nine months ended September 30, 2007 increased approximately 9.1% ($0.1 million) and decreased approximately 27.8% ($1.3 million), respectively, compared to the same periods last year.  The improvement for the third quarter 2007 is attributable to sales of higher-margin P25 digital products and reduced SG&A expenses.  For the current year-to-date, total sales and P25 digital product sales declined compared to the same period last year, which adversely impacted operating income compared to the same period last year.

Net Interest Income

For the three and nine months ended September 30, 2007, we earned approximately $186,000 and $482,000, respectively, in net interest income compared to approximately $78,000 and $162,000, respectively, for the same periods last year.  We earn interest income on our cash balances and incur interest expense on borrowings, if any, from our revolving line of credit.  The increase in net interest income is derived from our improved cash position, resulting from growth and improved operations.  We had no outstanding principal balance under the revolving line of credit as of September 30, 2007.  The interest rate on our revolving line of credit is variable and will fluctuate with the prime lending rate.

Income Taxes

We recorded tax expense of approximately $740,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively, compared to a $649,000 and $1.8 million expense, respectively, for the same periods last year.

As of September 30, 2007, the Company has a deferred tax asset of approximately $7.4 million compared to approximately $8.8 million as of December 31, 2006.  This asset is primarily composed of net operating loss carry forwards (NOLs).  These NOLs total approximately $12.5 million for federal and state purposes, with expirations starting in 2018 and ending in 2022.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From the evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at September 30, 2007. Accordingly, no valuation allowance has been established.  However, if future losses are incurred, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of September 30, 2007.

Significant Customers

Sales to the United States government represented approximately $5.9 million (70.0%) and $13.2 million (59.1%) of our total sales for the three and nine months ended September 30, 2007, respectively, compared to $5.6 million (61.5%) and $13.8 million (55.1%) for the same periods last year.

Inflation and Changing Prices

Inflation and changing prices for the three and nine months ended September 30, 2007 did not have a material impact on our operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, net cash provided by operating activities totaled approximately $2.5 million, compared to net cash provided by operating activities of approximately $4.6 million for the same period last year.  For the nine months ended September 30, 2007, cash was provided from net income of approximately $2.3 million compared to net income of approximately $3.0 million for the same period last year, and from changes in deferred tax assets totaling approximately $1.4 million compared to approximately $1.7 million for the same period last year.  The decrease in deferred tax assets reflected the tax impact of our pretax income for the period compared to the same period last year.  Accounts receivable for the nine months ended September 30, 2007 increased approximately $1.4 million compared to approximately $0.1 million for the same period last year, reflecting sales realized later in the third quarter.  Approximately $0.4 million was used to satisfy accrued compensation and tax-related obligations compared to approximately $0.3 million for the same period last year.  Depreciation and amortization totaled approximately $0.3 million for the nine months ended September 30, 2007 compared to $0.4 million for the same period last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products, as well as computer and test equipment.  Capital expenditures for the nine months ended September 30, 2007 were approximately $674,000 compared to approximately $172,000 for the same period last year.  We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Financing activities for the nine months ended September 30, 2007 provided $0.1 million in cash due to the issuance of common stock related to the exercise of stock options.  For the same period last year, cash totaling $0.2 million was provided by the issuance of common stock related to the exercise of stock options.

We have a revolving credit facility (“Facility”) for up to $3.5 million.  The Facility is secured by substantially all of our assets, principally trade receivables and inventory.  The Facility contains customary financial and restrictive covenants with which we must comply.  As of September 30, 2007, we were in compliance with all such covenants.  We have no borrowings outstanding under the Facility as of September 30, 2007. The Facility expires on January 1, 2008.  We expect to either renew or replace the Facility prior to its expiration.

Our cash balance at September 30, 2007 was approximately $15.1 million.  Our cash balance at October 22, 2007, after paying the special cash dividend of approximately $6.6 million ($0.50 per share of common stock) on such date, was approximately $8.5 million.  We believe these funds combined with cash generated from operations and borrowing availability under our Facility (including any renewal or replacement thereof) are sufficient to meet our current working capital requirements for the next twelve months.  If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

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

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $53,000 on gross trade receivables of approximately $5.0 million at September 30, 2007. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of September 30, 2007. Because the amount that we will actually collect on the receivables outstanding as of September 30, 2007 cannot be known with certainty as of this report’s date, we rely on prior experience along with other factors discussed below. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $3.1 million at September 30, 2007 as compared to approximately $3.0 million at December 31, 2006. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual usage over the most recent three years, project that amount over a three-year horizon, and reserve 25% of the excess amount. For finished goods and subassembly inventory with usage in the past year, we review the annual usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount. We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate.  The lender presently charges interest at prime plus 0.5%.  As of September 30, 2007, we had no debt outstanding under this facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

Item 1.

 Legal Proceedings

Reference is made to Note 9 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 6.  Exhibits

Exhibit 10.1

Consent and Seventh Amendment to Loan and Security Agreement entered into as of September 28, 2007 by and among RELM Wireless Corporation, RELM Communications, Inc. and Silicon Valley Bank (incorporated by reference from the Company's Current Report on Form 8-K dated September 28, 2007 and filed with the Securities and Exchange Commission on October 1, 2007).

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 13, 2007	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 13, 2007	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).