Form 10-K
period 2007-12-31
RELM WIRELESS CORP
filed 2008-03-05
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

______________

RELM WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	000-07336	59-3486297
(State of other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2007, based on the closing price of such stock on the American Stock Exchange on such date, was $60,540,183.60.

As of February 29, 2008, 13,395,871 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2007 annual shareholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s proxy statement will be filed within 120 days after December 31, 2007.

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

14

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

23

Item 8.          Financial Statements and Supplementary Data

24

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

25

Item 9A(T).  Controls and Procedures

25

Item 9B.       Other Information

26

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

27

Item 11.       Executive Compensation

27

Item 12.       Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

27

Item 13.       Certain Relationships and Related Transactions, and Director Independence

27

Item 14.       Principal Accountant Fees and Services

27

PART IV

Item 15.       Exhibits and Financial Statement Schedules

28

SIGNATURES

30

PART I

Item 1.

Business.

General

RELM Wireless Corporation (RELM) provides two-way radio communications equipment of the highest quality and reliability.

In business for over 60 years, RELM is a public company (AMEX: RWC) designing, manufacturing and marketing wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (APCO Project 25, or P-25). Our P-25 digital products function in the VHF band (136MHz – 174MHz), while our analog products function in both the VHF and UHF (380MHz – 470MHz and 450MHz – 512MHz) bands.

We offer products under three brand names: BK Radio, RELM/BK and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market. RELM/BK-branded products serve both of these markets.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government and public safety applications. These products have more extensive features and capabilities than those offered in the RELM and RELM/BK lines. Our P-25 digital products are marketed under the BK Radio brand.

RELM-branded products provide basic, inexpensive, yet feature-rich and reliable, two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services. Typically these users are not radio professionals, and require easy, fast, inexpensive communication among a defined group of users.

RELM/BK-branded products enhance our ability to address the requirements of a broader range of land mobile radio users. These products are professional-grade in performance and durability with a wide range of features in small packages at affordable prices. They provide an effective migration path from our RELM-branded products to our highest-specification BK Radio products.

We provide superior products and value to a wide array of customers with demanding requirements; including, for example, emergency, public safety and military customers of federal and state government agencies, as well as various commercial enterprises. Our two-way radio products excel in applications within harsh and hazardous conditions. They offer high-specification performance, durability and reliability at a low cost relative to comparable offerings.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and the telephone number is (321) 984-1414.

Available Information

Our Internet website address is www.relm.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as practicable after we electronically file and/or furnish such material with or to the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Audit Committee Charter and Corporate Governance Guidelines are available at our website. The information contained on our website is not incorporated by reference in this report. A copy of any of these materials also may be obtained, free of charge, upon request from our investor relations department.

Events of 2007

In December 2007, our new next-generation P-25 digital portable radio, the BK Radio KNG P150, received equipment authorization from the Federal Communications Commission (FCC) for use in the United States. The KNG P150 provides interoperability under the Project 25 standard (P-25) established by the Association of Public-Safety Communications Officials - International (APCO).

In December 2007, we established a secured revolving credit facility with RBC Centura Bank (RBC) to replace a secured revolving credit facility with Silicon Valley Bank (SVB), which was due to expire on January 1, 2008. The RBC facility provides borrowing availability of up to $10 million. The secured revolving credit facility with SVB had borrowing availability of up to $3.5 million. There were no borrowings outstanding under the SVB facility on the date of termination, nor were there any borrowings under the RBC facility as of December 31, 2007.

In September 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to shareholders of record on October 10, 2007. The declaration and payment of future cash dividends, if any, is subject to the Board of Directors’ discretion and final determination based upon its consideration of the Company’s operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility with RBC regulates our ability to pay cash dividends.

In September 2007, we received Federal Information Processing Standards (FIPS) 140-2 validation from the National Institute of Standards and Technology (NIST) validating over-the-air rekeying (OTAR); a functionality utilized with the cryptographic module for BK Radio-brand P-25 digital radios, which are compliant with the APCO Project 25 (P-25) technical standard for interoperable communications. OTAR enables encryption security keys to be changed over the air electronically, eliminating the need to return radio units for manual rekeying. This functionality improves the efficiency of the rekeying process and reduces associated costs.

In August 2007, our exclusive supply contract with the United States Postal Service (USPS) was extended for a second time through July 14, 2008. The original contract, executed in July 2005, was for one year and has two remaining one-year renewals at the option of the USPS. Under the terms of the contract, we became the exclusive provider of two-way portable radios and accessories to USPS installations throughout the United States and its territories and possessions, including main and associate post offices, administrative offices, training and technical centers, and headquarters. Structured as an exclusive requirements contract, all USPS two-way radio requirements in these categories are provided by RELM. The contract does not specify purchase dates or quantities of equipment, and is terminable by either party upon 180 days’ written notice.

In June 2007, one of our dealers was awarded a contract to be the exclusive supplier of BK Radio-brand P-25 digital portable radios and accessories to the West Virginia Division of Forestry (WVDF). Shortly thereafter the WVDF placed its initial purchase order under the contract of approximately $156,000. The contract, which does not specify purchase dates or quantities of equipment, commenced on May 21, 2007 and has a term of one year with two one-year renewals at the WVDF’s option.

In May 2007, the California Department of Forestry (CDF) extended its contract with our authorized RELM BK Radio dealer, for purchases of RELM BK Radio products through June 30, 2008. The CDF’s original contract with our dealer had an estimated value of $5.4 million with a three-year term expiring on June 30, 2007. Under the contract, our dealer provides BK Radio-brand portable two-way transceivers to the CDF for deployment in forests throughout the state. This contract is also open to all state agencies other than the CDF and may be utilized to purchase either P-25 digital or analog products. Neither the contract nor the extension specifies purchase dates or quantities of equipment.

In May 2007, we were awarded a contract to service two-way radio products for the United States Forest Service (USFS). The contract provided for an initial base period extending from May 17, 2007 through the end of the federal fiscal year on September 30, 2007, and for two one-year extensions. The contract does not specify firm service dates or quantities. Accordingly, the ultimate value of the contract is not established.

In May 2007, we received a certificate of award for a contract to be a supplier of two-way radio communications equipment to the state government of North Carolina. The contract is for equipment purchases of up to an estimated $2 million with an initial term of one year and two one-year renewal options. The contract includes a select group of suppliers who meet technical criteria established by the state, and does not specify purchase dates or quantities of equipment from any particular supplier.

In February 2007, we received a FIPS 140-2 validation from the NIST certifying secure encryption for our cryptographic module used with the BK Radio digital portable DPH 5102x radio, also compliant with the APCO Project 25 (P-25) technical standard for interoperable digital, analog and mixed-mode public safety radio communications. For portable radio users requiring secure encrypted communications, FIPS certification provides independent assurance that our BK Radio DPH 5102x meets that requirement.

Industry Overview

Land mobile radio (LMR) communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communication needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $200 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. A typical user may transmit and receive 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

LMR systems are the longest-used form of wireless dispatch communications used in the United States, having been first placed in service in 1921. LMR is also the most widely used form of dispatch communications in the United States. Initially, LMR was used almost exclusively by law enforcement. Initially, all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional radio frequency spectrum was allocated by the FCC for LMR use.

Until recently, the LMR industry was characterized by slow growth, reflecting several factors:

•

LMR is a mature industry, having been in existence for over 80 years;

•

some LMR users are in mature industry segments that have experienced slow growth rates; and

•

most significantly, growth was hampered by the lack of available radio spectrum, which prevented existing users from expanding their systems and hindered efforts of many potential new users from obtaining licenses for new systems.

As a result of the limited spectrum availability, several years ago the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively meant that LMR users had to migrate to digital technology. Responding to the mandate, the Association of Public Safety Communications Officials (APCO), in concert with several LMR manufacturers, including RELM, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is increasingly becoming the key consideration for government and public safety purchasers. Accordingly, even though there were indications of reduced Government agency LMR spending in 2007, we anticipate that an expanding demand for P-25 equipment will fuel LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. Presently, the migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

By some estimates, the North American LMR market for infrastructure and subscriber units is approximately $5 billion in annual sales, and is forecasted to grow to approximately $7 billion in annual sales by 2010. Presently, one manufacturer dominates the market. However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more major companies to lockout competitors. Formerly, because of proprietary characteristics incorporated in many analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a company other than the initial provider of the system. Additionally, the system infrastructure technology was prohibitive for smaller communications companies to develop. P-25 provides an environment in which users will have a wider selection of LMR suppliers, including smaller companies such as RELM.

Description of Products

We design, manufacture, and market wireless communications equipment consisting of two-way radios, repeaters, base stations, and related components and subsystems. We do not provide complete, integrated, communications systems and infrastructure. Two-way radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal, reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.

We employ both analog and digital technologies in our products. Our digital products are compliant with P-25 specifications.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement and emergency responder personnel. In most instances, BK Radio branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 88% of total sales for 2007, 82% of total sales for 2006 and 76% of total sales for 2005.

Government and public safety users currently use products that employ either P-25 digital or analog technology. However, public safety users in federal, state and local government agencies and certain other countries are migrating at an increasing rate to digital P-25 products. The evolution of the standard and compliant digital products is explained in the Industry Overview section starting on page 3 of this report.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Users in this market continue to use predominantly analog products. We offer products to this market under the RELM and RELM/BK brand names. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 12% of total sales for 2007, 18% of total sales for 2006 and 24% of total sales for 2005.

Engineering, Research and Development

Our engineering and development activities are conducted by a team of 22 employees. Their primary development focus is the execution of our plan to design P-25 digital products. Our first P-25 digital product, named the DPH, was introduced to the market in 2003. Shortly thereafter, the DPH was added to the contract to supply agencies of the U.S. Department of Interior (DOI) with digital two-way communications equipment.

Completed in 2007 were the developments of a FIPS-Certified cryptographic module and associated Over-The-Air-Rekeying (OTAR) function. Also, the FCC issued an equipment authorization for our next-generation P-25 digital portable radio, the KNG P150.

In 2006, our team developed a rapid deployment portable repeater, a P-25 digital portable radio for field command and coordination functions, mobile radios for public safety emergency response control, and an intrinsically-safe-certified portable radio designed for use in hazardous environments where flammable gas, liquid or combustible dust may be present.

In 2005, we completed development of and introduced a new line of mobile radios with both high-power (45 watts) and low-power (25 watts) models, an enhanced analog portable radio for field command and coordination functions, two models of portable analog radios, marking the debut of the new RELM/BK product line of mid-range professional-grade radios, and our P-25 digital mobile radio, the DMH.

A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2007, 2006 and 2005, our engineering and development expenditures were approximately $2.9 million, $3.1 million and $2.4 million, respectively.

Intellectual Property

We presently have no United States patents in force. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. We also rely on trade secret laws, employee and third party non-disclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available for every aspect of our manufacturing. Consistent with that strategy, several years ago we successfully implemented several outside contract manufacturing arrangements. These arrangements, some of which are with offshore concerns, have been updated and modified to meet our present business requirements, and continue to be instrumental in controlling our product costs, allowing us to improve our competitive position and gross margins.

Contract manufacturers produce various subassemblies and products on our behalf. Generally, the contract manufacturers procure raw materials from RELM-approved sources and complete manufacturing activities in accordance with our specifications. Original Equipment Manufacturer (OEM) agreements govern the business relationship with each contract manufacturer. These agreements typically have various terms and may be renewed upon agreement by both parties. The scope of the contracts may also be expanded to include new products in the future.

We plan to continue to utilize contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product; all of which contributes toward minimized product costs. To ensure that products manufactured by others meet our quality standards, our West Melbourne production and engineering team works closely with our ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During 2007, 2006, and 2005, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component could delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

Demand for our “BK Radio” branded products is typically the greatest during the summer season because of the increased forest fire activity during that time of year and our high concentration of sales to agencies that participate in fire-suppression efforts.

Significant Customers

Sales to the United States Government represented approximately 57%, 53% and 51% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively. These sales were primarily to the USFS and the DOI.

Backlog

Our order backlog was approximately $2.1 million, $3.3 million, and $3.1 as of December 31, 2007, 2006 and 2005, respectively.

Competition

We compete with many domestic and foreign companies primarily in the North American market. One dominant competitor holds a significant market share. We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2007, we had 101 full-time employees, most of whom are located at our West Melbourne, Florida facility; 45 of these employees are engaged in direct manufacturing or manufacturing support, 22 in engineering, 24 in sales and marketing, and 10 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of wireless communications equipment by customer location:

	2007	2006	2005
		(in Millions)

United States	$26.8	$31.9	$27.7
Other International	0.2	0.5	0.8
Total	$27.0	$32.4	$28.5

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

Our industry is characterized by rapidly changing technology

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog LMR products to digital LMR products. In addition, the APCO Project 25 standard is being increasingly adopted.

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

We are engaged in a highly competitive industry

We face intense competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share and results of operations. The largest producer of LMR products in the world currently is estimated to have well in excess of half the market for LMR products. This producer is also the world’s largest producer of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and producing LMR products. These advantages may allow them:

•

to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

•

to engage in more extensive research and development;

•

to undertake more far-reaching marketing campaigns;

•

to be able to take advantage of acquisitions and other opportunities;

•

to adopt more aggressive pricing policies; and

•

to make more attractive offers to potential employees, strategic partners and advertisers.

Many of our competitors have established extensive networks of sales locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas as well. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

An increase in the demand for P-25 products could benefit competitors who are better financed and have inventories on-hand that will meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003. Bringing such products to market and achieving a significant market penetration for these products will continue to require time and substantial expenditures of funds. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

Government agencies may incur budget deficits and budgets may be delayed or limited

Government spending deficits at the federal, state and local levels continue to be a factor for certain government agencies. We expect continued prioritization of limited funds for public safety applications. However, we have no assurance that funding for areas where our products may be deployed will not be reduced or even eliminated.

We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2007, approximately 57% of our LMR sales were to agencies and departments of the federal government. These sales were primarily to the USFS and the DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

Retention of our executive officers and key personnel is critical to our business

Our success is largely dependent on the personal efforts of our President and Chief Executive Officer, our Chief Financial Officer, and our Vice President of Operations, and other key employees. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. We carry key-man life insurance of $5 million on the life of our President and Chief Executive Officer. Notwithstanding such life insurance, the loss of services from any of our executive officers or these other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense. There can be no assurance that we will be able to hire or retain necessary personnel. The inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. There can be no assurance that we will complete any asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We do not intend to seek stockholder approval for any such transactions unless required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, continued development of our LMR product lines through internal development and growth in our customer base. This growth and continued development, if it materializes, could significantly tax our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be adversely affected.

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

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. We place a substantial amount of emphasis on manufacturing in other countries. Approximately 86% of our material, subassembly and product procurements in 2007 were sourced internationally. Accordingly, we are subject to special considerations and significant risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

Acts of war or terrorism could have a material adverse effect on our operations and financial condition

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, suppliers, manufacturers, and customers that could have a material adverse effect on our operations and financial condition. The economic uncertainty stemming from terrorist attacks may continue. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to prudently manage expenses, while continuing to invest in our business and make capital expenditures when they will increase productivity, profitably, or sales.

We may be subject to costly litigation resulting in an adverse affect on our financial condition

We are currently involved in arbitration as a defendant and counter-claimant. While there is no way to predict the success or failure of any litigation, we are vigorously defending this action. Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, infringement claims may increase. Any such claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could have a material adverse effect upon our business, results of operations and financial condition. In addition, agreements regarding the purchase or sale of certain assets and businesses could require us to indemnify the purchasers or sellers of such assets or businesses for any damages they may suffer if third party claims give rise to losses. Any such claims could require us to pay substantial damages, which could have a material adverse effect on our business, financial condition and results of operations.

Certain provisions in our charter documents and Nevada law may discourage a potential takeover

Certain provisions of our articles of incorporation and Nevada law could discourage or prevent potential acquisitions of our company that stockholders may consider favorable. Our articles of incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could be unfavorable to our stockholders.

There is no assurance that we will pay future cash dividends on our common stock

Although we paid a special cash dividend of $0.50 per share of common stock in October 2007, there is no assurance that we will pay future cash dividends on our common stock. This special cash dividend was the first cash dividend we have ever paid on our common stock. The declaration and payment of future cash dividends, if any, on our common stock is subject to our Board of Directors’ discretion and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility, under which no borrowings are currently outstanding, regulates our ability to pay cash dividends.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 1.7 million of our shares of outstanding common stock as of December 31, 2007 are owned by certain of our executive officers and directors and their affiliates and other persons holding restricted shares, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 87% of our outstanding shares of common stock as of December 31, 2007 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Owned

We do not currently own any real estate.

Leased

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $464,000, $477,000 and $416,000 in 2007, 2006 and 2005, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. We relocated to this facility in April 2005. The lease has a term of five years and expires on December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81,000 for 2007, 2006 and 2005.

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

None.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases Of Equity Securities

(a) Market Information.

Our common stock trades on the American Stock Exchange under the symbol “RWC.” The following tables set forth the high and low closing sale price for our common stock for the quarterly periods for the years ended December 31, 2007 and 2006, as reported by the American Stock Exchange. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Common Stock

	High	Low
2007 Quarter Ended
First Quarter	$ 6.43	$ 3.97
Second Quarter	5.22	3.83
Third Quarter	5.62	4.04
Fourth Quarter	4.79	3.00

	High	Low
2006 Quarter Ended
First Quarter	$11.40	$ 6.46
Second Quarter	10.15	5.08
Third Quarter	8.02	5.61
Fourth Quarter	8.29	5.58

(b) Holders.

On February 29, 2008, there were 1,125 holders of record of our common stock.

(c) Dividends.

In September 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to shareholders of record on October 10, 2007. The declaration and payment of future cash dividends, if any, is subject to the Board of Directors’ discretion and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility, under which no borrowings are currently outstanding, regulates our ability to pay cash dividends.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for our 2008 meeting of stockholders.

(e) Performance Graph.

The following graph compares the five-year cumulative total stockholder return on our common stock with the five-year cumulative total return of the American Stock Exchange Total Return Index (U.S.) (the “AMEX Composite”) and the American Stock Exchange Technology Index (the “AMEX Technology”). The comparisons cover the five years ended December 31, 2007 and are based on an assumed investment of $100 as of December 31, 2002 and the reinvestment of any dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast future performance of our common stock.

	AMEX Composite	AMEX Technology	RELM
12/31/2002	100.00	100.00	100.00
12/31/2003	143.18	147.88	316.33
12/31/2004	175.20	177.15	459.18
12/31/2005	215.26	165.29	1,491.84
12/31/2006	257.04	213.06	1,224.49
12/31/2007	299.37	231.42	714.44

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

Item 6.

Selected Financial Data

The following table summarizes selected financial data and balance sheet data of RELM which are derived from and should be read in conjunction with our audited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data (In Thousands, except per share data)

	Year s Ended December 31
	2007	2006	2005	2004	2003
Sales, net	$26,976	$32,445	$28,519	$20,656	$19,728

Income before income taxes	$2,817	$5,925	$5,527	$1,660	$881
Net income	$1,846	$3,427	$10,292	$7,877	$868

Net income per share-basic	$0.14	$0.26	$0.79	$0.68	$0.10

Net income per share-diluted	$0.13	$0.24	$0.75	$0.65	$0.09

•

Non-cash tax expense of approximately $1.0 million and $2.3 million is included in the results for 2007 and 2006, respectively, while the results for 2005 and 2004 include a tax benefit of approximately $4.8 million and $6.2 million, respectively. The tax benefit and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” included elsewhere in this report.

•

Non-cash share-based employee compensation expense totaling approximately $222,000 and $827,000 is included in the results for 2007 and 2006, respectively.

•

In September, 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to shareholders of record on October 10, 2007.

Balance Sheet Data (In Thousands)

	As of December 31
	2007	2006	2005	2004	2003
Working Capital	$20,634	$25,597	$18,883	$10,951	$5,273

Total assets	$30,145	$35,306	$31,116	$19,693	$12,229

Long-term debt	$-0-	$-0-	$-0-	$-0-	$1,272

Total stockholders’ equity	$27,794	$32,301	$27,818	$17,454	$5,985

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During 2007, our business slowed compared with the prior year. Sales, gross margins and operating income in 2007 were lower than last year. For 2007 sales decreased approximately 16.9% ($5.5 million), compared to last year. This included a 19.1% ($3.1 million) decline in sales of P-25 digital products. Sales of analog products decreased 14.7% compared to the prior year.

During 2007 many of our customers struggled with limited, or the absence of LMR funding. Although we penetrated several federal agencies with which we had not previously done business, funding and economic factors precluded them from significantly impacting total sales. These limitations also resulted in reduced sales of P-25 digital products compared to last year. Although federal funding remains unpredictable, the approval in January of a 2008 federal budget improves the prospects for funding to our customers, which in turn could stimulate LMR procurements in 2008.

Gross margins as a percent of sales for the year ended December 31, 2007 were 51. 2% compared to 53.9% in the prior year, reflecting the reduction of P-25 products in our sales mix and reduced total sales.

Overall selling, general and administrative expenses decreased as a result of lower sales commissions, and non-cash share-based employee compensation expense. We have, however, expanded our sales and marketing staff in furtherance of our efforts to drive sales growth and penetrate new markets and customers. Our P-25 product development program is continuing and expected to yield in early 2008 the introduction of our first product in a line of next generation P-25 digital radios. This product line, we believe, will broaden our addressable market and facilitate our efforts for new sales growth.

Income before income tax for the year ended December 31, 2007 decreased 52.5% ($3.1 million) to approximately $2.8 million compared to pretax income of approximately $5.9 million last year.

Income tax expense for both 2007 and 2006 totaled approximately $1.0 million and $2.5 million, respectively. The expense is almost entirely non-cash; the result of utilizing our federal and state net operating loss carryforwards.

Net income for 2007 totaled approximately $1.8 million ($0.14 per basic share and $0.13 per fully diluted share), compared to approximately $3.4 million ($0.26 per basic share and $0.24 per fully diluted share) last year.

Our balance sheet as of December 31, 2007 remained strong with approximately $8.4 million in cash and $20.6 million in working capital with no long-term debt. In October 2007, we paid to stockholders a special cash dividend of $0.50 per share ($6.7 million in the aggregate).

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of income expressed as a percent of sales:

	Percent of Sales for Year Ended December 31
	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Cost of products	(48.8)	(46.1)	(48.5)
Gross margin	51.2	53.9	51.5
Selling, general, and administrative expenses	(42.8)	(36.6)	(32.1)
Net interest income (expense)	2.2	0.9	(0.1)
Other income (expense)	(0.2)	0.1	0.1
Income before income tax expense	10.4	18.3	19.4
Income taxes benefit (expense)	(3.6)	(7.7)	16.7
Net income	6.8%	10.6%	36.1%

Fiscal Year 2007 Compared With Fiscal Year 2006

Sales, net

Net Sales for 2007 decreased by approximately $5.5 million (16.9%) to approximately $27.0 million from approximately $32.4 million for 2006, with sales declining in both of our markets.

The decline was attributed primarily to the government and public safety market, which comprised approximately 88% of total sales for the year. Sales of P-25 digital products decreased to $13.2 million, or 48.8% of total sales, compared with $16.3 million, or 50.2% of total sales, for the prior year. Our customers in this market were impacted by budget and funding constraints, as the Federal Government operated without an approved budget throughout the year. These circumstances resulted in reduced procurement activity from our largest existing customer agencies. We successfully penetrated new federal and state agencies during the year. The funding environment, however, limited their impact on product sales.

In January 2008, a Federal budget was approved for the government’s fiscal year ending September 30, 2008. This, we believe, improves our customers’ and potential customers’ prospects for access to funding in 2008. Also, the first product in our line of next-generation P-25 digital radios was approved by the FCC in December 2007. We plan to broaden the line during 2008 by following with models in additional frequency ranges. Successful execution of these developments will provide us with access to new markets and customers that heretofore we have been unable to serve, including agencies of homeland security and the military. We believe the migration of government and public safety two-way radio users to P-25 digital technology will continue and serve as a catalyst for future growth in digital sales and total sales. Sales of conventional analog products in 2007 decreased approximately 14.7% from the previous year.

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2007 increased to 48.8% from 46.1% last year. The cost of products includes non-cash share-based employee compensation expense totaling approximately $23,000 (0.09% of sales) and $203,000 (0.6% of sales) for 2007 and 2006, respectively.

Changes in our cost of products are primarily related to product mix and manufacturing volume. During 2007, particularly during the first and fourth quarters, sales of P-25 digital products and higher margin analog products were lower and comprised a smaller portion of reduced total sales compared to the previous year. Also, with reduced total sales, manufacturing volumes decreased, and therefore we did not fully utilize and absorb our base of manufacturing and support expenses. These factors combined to increase product costs as a percentage of sales and decrease gross margins.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. As sales volumes increase, and the anticipated growth of P-25 product sales resumes, we believe we will realize improved cost efficiencies and gross margin performance.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses. For the year ended December 31, 2007, SG&A expenses totaled approximately $11.6 million (42.8% of sales) compared to approximately $11.9 million (36.6% of sales) for 2006. SG&A expenses include non-cash share-based employee compensation expense totaling approximately $199,000 (0.7% of sales) and $624,000 (1.9% of sales)in 2007 and 2006, respectively.

Engineering and product development expenses in 2007 decreased by approximately $170,000 (5.5%) compared to last year. This decrease was primarily non-cash share-based employee compensation expense recorded the prior year. The cost necessary to execute our P-25 new product development plans will continue. Our development program is intended to enhance our position by designing additional P-25 digital products with competitive advantages. We believe such products will be a primary source of sales growth in the future. Bringing them to market and achieving a significant share of the market will continue to require investment.

Marketing and selling expenses decreased by approximately $238,000 (4.4%) for 2007 compared to last year. This decrease was primarily the result of sales commission expenses, which declined directly as a result of lower sales revenues. This was partially offset by the addition of direct sales staff and related sales and marketing expenses, all of which are designed to raise and enhance our profile, penetrate new customers and drive sales growth, particularly from government and public safety opportunities for P-25 digital products.

General and administrative expenses for 2007 increased by approximately $58,000 (1.7%) compared to last year. Increases in costs associated primarily with the implementation of a new enterprise-wide computer system, property insurance, public-company and other headquarters related expenses were partially offset by decreases in non-cash share-based employee compensation expenses.

Operating Income

Operating income for 2007 decreased approximately 59.6% ($3.3 million) compared to last year. During 2007, total sales decreased and the mix of product sales was less favorable, with the decline in sales of higher-margin P-25 digital products, compared to last year. These factors combined to adversely impact operating income.

Interest Income, net

For 2007, we earned approximately $598,000 in net interest income compared to $285,000 for the prior year. We earn interest income on our cash balances and would incur interest expense on borrowings from our revolving line of credit. The increase in net interest income is derived from our improved cash position throughout the year compared to last year. Also, we had no borrowings outstanding at any time during 2007 under our revolving lines of credit. The interest rate on our revolving line of credit is variable and will fluctuate with the London Inter-Bank Offering Rate (LIBOR).

Income Taxes

Income tax expense for 2007 totaled approximately $1.0 million compared to $2.5 million for the prior year. The expense for 2007 is largely non-cash as we utilized deferred tax asset related primarily to federal and state net operating loss carryforwards. Taxable income decreased in 2007 primarily as a result of lower sales and gross margins.

As of December 31, 2007, our deferred tax asset totaled approximately $7.9 million. This asset is primarily composed of net operating loss carryforwards (NOLs). These NOLs are available for federal and state purposes, and expire through 2022.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our deferred tax assets recorded at December 31, 2007.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to record an additional valuation allowance related to the deferred tax asset recorded as of December 31, 2007.

Fiscal Year 2006 Compared With Fiscal Year 2005

Sales

Net Sales for 2006 increased by approximately $3.9 million (13.8%) to $32.4 million from $28.5 million for 2005.

Our growth in sales was driven primarily by P-25 digital products sold to the government and public safety segment of the market, reflecting the industry-wide increase in demand for such products, combined with our introduction of new products and penetration of new customers. Sales of our P-25 digital products in 2006 increased approximately 44.2% from 2005.

During 2006, we broadened our digital product offerings, introducing additional P-25 digital products such as our DPH-CMD portable radio, our Go-Box portable repeater and our digital mobile radio, as well as new digital capabilities such as encryption. These developments helped to expand our addressable market. Government and public safety two-way radio users, we believe, will continue migrating to products with P-25 digital technology, which should serve as a catalyst for future growth in digital sales and total sales.

Sales of conventional analog products in 2006 decreased approximately 6.5% from the previous year. Although gains were realized in certain commercial and industrial market segments, demand for analog products in the government and public safety market declined during the year as more users migrated to newer product designs incorporating P-25 digital technology.

Cost of Products and Gross Margins

Cost of Products as a percentage of sales for 2006 decreased to 46.1% from 48.5% for 2005. For 2006, the cost of products included non-cash share-based employee compensation expense totaling approximately $203,000 (0.6% of sales). We did not recognize non-cash share-based employee compensation expense in 2005.

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

The mix of products in our total sales also impacts the cost of products and gross margins. For 2006, sales of higher-specification products that incorporate recent, more cost-effective product designs, particularly P-25 digital products, comprised a greater portion of our sales; yielding higher average selling prices and improved gross margins compared to the prior year.

We continuously evaluate manufacturing alternatives to improve quality and reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses. For the year ended December 31, 2006, SG&A expenses totaled approximately $11.9 million (36.6% of sales) compared to approximately $9.2 million (32.1% of sales) for 2005. For 2006, SG&A expenses included non-cash share-based employee compensation expense totaling approximately $624,000 (1.9% of sales). We did not recognize non-cash share-based employee compensation expense prior to 2006.

The overall increase in SG&A expenses is attributed primarily to increases in product development and selling and marketing initiatives combined with non-cash share-based employee compensation expense.

Engineering and product development expenses in 2006 increased by approximately $662,000 (27.4%) compared to last year. These increases were primarily due to additional staff and development expenses, as well as non-cash share-based employee compensation expense. The additional investment in engineering and product development is intended to enhance our ability to complete and introduce new products, including additional P-25 digital products.

Marketing and selling expenses increased by approximately $1.5 million (39.7%) for 2006 compared to last year. This increase was the result of several factors. Commission expense increased directly as a result of increased sales revenues. Also, a greater portion of sales were derived from commissionable sources. During 2006, we added new sales staff, and incurred expenses designed to raise and enhance our profile, facilitating our ability to penetrate new customers and drive sales growth, particularly from government and public safety opportunities for P-25 digital products. Additionally, we recognized non-cash share-based employee compensation expense during the year.

General and administrative expenses for 2006 increased by approximately $479,000 (20.8%) compared to last year. This increase was almost entirely driven by non-cash share-based employee compensation expense, which was not recognized in the prior year.

Operating Income

Operating income for 2006 increased approximately 7.2% ($398,000) compared 2005. Non-cash share-based employee compensation expense totaling $827,000 impacted 2006 operating income significantly. This expense was not recognized in the prior year. Excluding that impact, operating income increased approximately 22.2% ($1.2 million). The improvement is attributable to sales growth and mix as well as new products and operating improvements that reduced product costs.

Interest Income, net

For 2006, we earned approximately $285,000 in net interest income compared to $30,000 for the prior year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The increase in net interest income is derived from our improved cash position, resulting from revenue growth and improved operations. We had no outstanding principal balance under the revolving line of credit as of December 31, 2006. The interest rate on our then revolving line of credit was variable and fluctuated with the prime lending rate.

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

As of December 31, 2006, our deferred tax asset totaled approximately $8.9 million. This asset is primarily composed of net operating loss carryforwards (NOLs). These NOLs are available for federal and state purposes, and expire through 2022.

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

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of December 31, 2006.

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 2007, 2006 and 2005 did not have a material impact on our operations.

Liquidity and Capital Resources

For the year ended December 31, 2007, net cash provided by operating activities totaled approximately $2.6 million, compared to approximately $8.0 million for the same period last year. The cash provided by operations is primarily attributable to net income for the year of approximately $1.8 million compared to approximately $3.4 million for 2006.

Accounts receivable for the year ended December 31, 2007 decreased approximately $1.6 million compared to a decrease of $1.9 million for the same period last year. The decline was attributed to reduced sales in 2007. Inventory net of reserve increased in 2007 by approximately $1.5 million compared to a $0.4 million increase in 2006. The additional inventory in 2007 was primarily in preparation to manufacture our next generation products that are expected to be introduced in 2008. Lower sales also contributed to additional on-hand inventories. Deferred tax assets decreased approximately $0.9 million compared to $2.3 million for the prior year attributable to lower taxable income in 2007 from 2006. Depreciation and amortization totaled approximately $0.4 million for 2007 compared to $0.5 million in 2006. Although in 2007, we invested in additional manufacturing and engineering related equipment, this was offset as certain assets reached the end of their depreciable lives.

Cash used in investing activities was primarily to fund the acquisition of equipment pertaining to the development and manufacture of new digital products. Capital expenditures for the year ended December 31, 2007 were approximately $862,000 compared to approximately $224,000 for last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

Net cash totaling approximately $6.6 million was used in financing activities for the year ended December 31, 2007, almost all of which was the result of paying a special cash dividend of $0.50 per share in October 2007. During the same period last year, approximately $229,000 was provided by financing activities from the issuance of common stock.

In December 2007, we established a secured revolving credit facility with RBC Centura Bank (RBC) to replace a secured revolving credit facility with Silicon Valley Bank (SVB), which was due to expire on January 1, 2008. The RBC facility provides borrowing availability of up to $10 million. The secured revolving credit facility with SVB had borrowing availability of up to $3.5 million. There were no borrowings outstanding under the SVB facility on the date of termination, nor were there any borrowings under the RBC facility as of December 31, 2007. The RBC facility is available on a revolving basis during the period commencing on December 6, 2007 and ending on December 5, 2009. Under the loan agreement for the RBC facility, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. For instance, we are required to maintain: (x) a ratio of “Funded Debt to EBITDA” (as defined in the loan agreement), calculated on a rolling 4 quarters basis, of not greater than 2.5:1.0 and (y) “Tangible Net Worth” (as defined in the loan agreement) of at least $22,000,000.

Advances under the RBC facility will bear interest at a variable rate equal to LIBOR plus 175 basis points pursuant to the terms and subject to the conditions of that certain promissory note executed by us on December 6, 2007 in favor of RBC. Under the promissory note, advances may be prepaid in whole or in part without premium or penalty. Our obligations under the RBC facility are secured by substantially all of our assets, principally accounts receivable and inventory, pursuant to the terms and subject to the conditions of that certain pledge & security agreement executed by us on December 6, 2007 in favor of RBC.

As of December 31, 2007, we were in compliance with all covenants under these loan agreements with RBC.

Our cash balance at December 31, 2007 was approximately $8.4 million. We believe these funds combined with cash generated from operations and borrowing availability under our secured revolving credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2007:

	Payments due by year ending December 31,
	Total	2008	2009	2010	2011	2012
	(In Thousands)
Future minimum lease commitments	1,329	548	548	233	—	—
Purchase orders	2,418	2,418	—	—	—	—
Total	3,747	2,966	548	233	—	—

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $464,000, $477,000 and $416,000 in 2007, 2006 and 2005, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. We relocated to this facility in April 2005. The lease has a term of five years and expires on December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81,000 for 2007, 2006 and 2005.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s financial condition and results of operations and does not believe it will have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on our earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial condition and results of operations and does not believe that it will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in this report and in our subsequent filings with the Securities and Exchange Commission. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at the London Interbank Offering Rate (LIBOR) prime rate plus 175 basis points. As of December 31, 2007, we had no debt outstanding under this facility.

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

Revenue

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped by the Company or delivered to the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the United States government are recognized when the products are delivered. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with accounting principles generally accepted in the United States of America and Staff Accounting Bulletin No. 104.

Allowance for Collection Losses

The allowance for collection losses was approximately $52,000 on gross trade receivables of approximately $2.0 million as of December 31, 2007. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2007. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2007 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 2.5% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We had no specific allowance as of December 31, 2007.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.2 million at December 31, 2007 as compared to approximately $3.0 million at December 31, 2006. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual usage over the most recent three years, project that amount over a three-year horizon, and reserve 25% of the excess amount. For finished goods and subassembly inventory with usage in the past year, we review the annual usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount. We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Income Taxes

We account for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”, as modified by FIN 48. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Item 8.

Financial Statements and Supplementary Data

See pages F-1 through F-21

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RELM Wireless Corporation

Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Miami, Florida

March 3, 2008

RELM WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in Thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,452	$13,266
Trade accounts receivable (net of allowance for doubtful accounts of $52 in 2007 and $67 in 2006)	1,992	3,565
Inventories, net	8,899	7,440
Deferred tax assets	2,545	3,490
Prepaid expenses and other current assets	1,097	841

Total current assets	22,985	28,602

Property, plant and equipment, net	1,338	913
Deferred tax assets, net	5,359	5,360
Other assets	463	431

Total assets	$30,145	$35,306

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in Thousands, except share data)

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,161	$1,172
Accrued compensation and related taxes	687	1,234
Accrued warranty expense	240	205
Accrued other expenses and other current liabilities	263	394
Total current liabilities	2,351	3,005

Commitments and contingencies

Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,395,871 and 13,341,661 issued and outstanding shares at December 31, 2007 and 2006, respectively	8,037	8,004
Additional paid-in capital	23,953	23,641
Accumulated earnings (deficit)	(4,196)	656
Total stockholders' equity	27,794	32,301

Total liabilities and stockholders' equity	$30,145	$35,306

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in Thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Sales, net	$26,976	$32,445	$28,519
Expenses
Cost of products	13,154	14,968	13,844
Selling, general and administrative	11,554	11,869	9,151
	24,708	26,837	22,995

Operating income	2,268	5,608	5,524
Other income (expense):
Interest expense	(4)	(21)	(41)
Interest income	602	306	71
Other income (expense)	(49)	32	(27)
Total other income (expense)	549	317	3

Income before income taxes	2,817	5,925	5,527

Income tax (expense) benefit	(971)	(2,498)	4,765

Net income	$1,846	$3,427	$10,292

Net income per share-basic:	$0.14	$0.26	$0.79

Net income per share-diluted:	$0.13	$0.24	$0.75

Weighted average shares outstanding-basic	13,362	13,278	13,036
Weighted average shares outstanding-dilute	14,062	14,196	13,718

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in Thousands, except share data)

	Common Stock Shares	Amount	Additional paid-In Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2004	12,872,618	$7,723	$22,794	$(13,063)	$17,454
Common stock option exercise	97,500	56	16	—	72
Common stock warrant exercise	165,206	99	(99)	—	—
Net income	—	—	—	10,292	10,292
Balance at December 31, 2005	13,135,324	7,878	22,711	(2,771)	27,818
Common stock option exercise	206,337	126	103	—	229
Share-based compensation expense	—	—	827	—	827
Net income	—	—	—	3,427	3,427
Balance at December 31, 2006	13,341,661	$8,004	23,641	656	32,301
Common stock option exercise	54,210	33	90	—	123
Share-based compensation expense	—	—	222	—	222
Cash dividends paid	—	—		(6,698)	(6,698)
Net income				1,846	1,846
Balance at December 31, 2007	13,395,871	$8,037	$23,953	$(4,196)	$27,794

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(in Thousands, Except Share Data and Percentages)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$1,846	$3,427	$10,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Allowance for doubtful accounts	(15)	(12)	(11)
Inventories reserve	352	318	164
Deferred tax (expense) benefit	946	2,339	(4,928)
Depreciation and amortization	390	531	548
Share-based compensation expense	222	827	—
Loss on disposal of long-lived assets	47	—	38
Changes in operating assets and liabilities:
Accounts receivable	1,588	1,951	(1,842)
Inventories	(1,811)	(667)	(2,520)
Prepaid expenses and other current assets	(256)	(371)	(144)
Other assets	(32)	(73)	(70)
Accounts payable	(11)	(347)	1,000
Accrued compensation and related taxes	(547)	(46)	731
Accrued warranty expense	35	52	35
Accrued other expenses and other current liabilities	(131)	49	(7)
Net cash provided by operating activities	2,623	7,978	3,286

Cash flows from investing activities
Purchases of property, plant and equipment	(862)	(224)	(515)
Net cash (used in) provided by investing activities	(862)	(224)	(515)

Cash flows from financing activities
Proceeds from issuance of common stock	123	229	72
Dividends paid on common stock	(6,698)	—	—
Repayment of debt	—	—	(700)
Net cash provided by (used in) financing activities	(6,575)	229	(628)

(Decrease) increase in cash	(4,814)	7,983	2,143
Cash and cash equivalents, beginning of year	13,266	5,283	3,140
Cash and cash equivalents, end of year	$8,452	$13,266	$5,283

Supplemental disclosure
Interest paid	$4	$21	$41
Income taxes paid	$142	$182	$45
Non-cash financing activity Conversion of stock options to stockholders' equity	$—	$15	$—
Conversion of warrants to stockholders' equity	$—	$—	$99

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Inventories

Inventories are stated at the lower of cost (determined by the average cost method) or market. Freight costs are classified as a component of cost of products in the accompanying consolidated statements of income.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2007 is adequate.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, as modified by FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2007 and 2006, accounts receivable from governmental customers were approximately $428 and $1,103, respectively. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations and are comparable to losses for the portfolio as a whole.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2007, the Company had cash in excess of FDIC limits of approximately $8,400.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. The Company also places a substantial emphasis on manufacturing in other countries. Approximately 86% of the Company’s material, subassembly and product procurements in 2007 were sourced internationally, compared to 60% in 2006. Purchase orders are placed with these concerns from time to time and there are no guaranteed supply arrangements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include accounts receivable allowances, inventory obsolescence reserves, and warranty reserves. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value because of the short-term nature of these financial instruments.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense for 2007, 2006, and 2005 was $426, $731, and $418, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the year ended December 31, 2007, 2006, and 2005 are research and development costs of $2,918, $3,079, and $2,418, respectively.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement No 123R. Statement No. 123R was originally required to be adopted by the Company beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement No. 123R. Accordingly, the Company adopted Statement No. 123R on January 1, 2006. The Company has adopted the modified prospective transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 and included (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. Results for periods prior to 2006 have not been restated.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

As a result of adopting Statement No. 123R on January 1, 2006, income before income taxes for the years ended December 31, 2007 and 2006 were approximately $222 and $827 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. For the year ended December 31, 2007, the basic earnings per common share were $0.01 lower than if the Company had continued to account for share-based compensation under APB No. 25, while the diluted earnings were $0.02 lower. Both basic and diluted earnings per common share for the year ended December 31, 2006 were $0.06 lower than if the Company had continued to account for share-based compensation under APB No. 25.

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

Year Ended December 31,
2005
Net income as reported	$10,292
Add: Share-based employee	—
compensation expense included in reported net income, net of related tax effects
Deduct: Total share-based employee
compensation expense determined under fair value based method for all awards, net of related tax effects	(146)

Pro forma net income	$10,146
Earnings per share:
Basic-as reported	$0.79
Basic – pro forma	$0.78
Diluted – as reported	$0.75
Diluted – pro forma	$0.74

Earnings Per Share

Earnings per share amounts are computed and presented for all periods in accordance with SFAS No. 128, Earnings per Share.

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to report comprehensive income and its components in its consolidated financial statements. The Company does not have any significant components of other comprehensive income to be reported under SFAS No. 130. Total comprehensive income is equal to net income reported for all periods presented in the consolidated financial statements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s financial condition and results of operations and does not believe it will have a material impact on the Company’s consolidated financial statements

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007. The effect of adopting FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on our earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial condition and results of operations and does not believe that it will have a material impact on the Company’s consolidated financial statements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

1.

Summary of Significant Accounting Policies (Continued)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on our earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial condition and results of operations and does not believe that it will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

2.

Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2007	2006

Finished goods	$3,060	$3,439
Work in process	2,906	2,071
Raw materials	2,933	1,930
	$8,899	$7,440

The allowance for obsolete and slow moving inventory is as follows:

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$2,960	$2,642	$2,478
Charged to cost of sales	352	318	164
Disposal of inventory	(1,088)	—	—
Balance, end of year	$2,224	$2,960	$2,642

3.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is composed of the following:

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$67	$79	$89
Provision for doubtful accounts	35	—	—
Uncollectible accounts written off	(50)	(12)	(10)
Balance, end of year	$52	$67	$79

4.

Property, Plant and Equipment, net

Property, plant and equipment, net as of December 31, 2007, and 2006 include the following:

	2007	2006

Leasehold improvements	$243	$238
Machinery and equipment	3,603	4,561
Less accumulated depreciation and amortization	(2,508)	(3,886)
Net property, plant and equipment	$1,338	$913

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $390, $531 and $548, respectively.

During the year ended December 31, 2007, the Company wrote off $1,815 of tooling with a loss of $47. For the year ended December 2005, the Company wrote off $5,240 of machinery and equipment, which was fully depreciated.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

5.

Debt

In December 2007, the Company established a secured revolving credit facility with RBC Centura Bank (RBC) to replace a secured revolving credit facility with Silicon Valley Bank (SVB), which was due to expire on January 1, 2008. The RBC facility provides borrowing availability of up to $10 million. The secured revolving credit facility with SVB had borrowing availability of up to $3.5 million. There were no borrowings outstanding under the SVB facility on the date of termination, nor were there any borrowings under the RBC facility as of December 31, 2007.

The RBC facility is available on a revolving basis during the period commencing on December 6, 2007 and ending on December 5, 2009. Under the loan agreement for the RBC facility, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. For instance, the Company is required to maintain (x) a ratio of “Funded Debt to EBITDA” (as defined in the loan agreement), calculated on a rolling 4 quarters basis, of not greater than 2.5:1.0 and (y) “Tangible Net Worth” (as defined in the loan agreement) of at least $22,000,000.

Advances under the RBC facility will bear interest at a variable rate equal to LIBOR plus 175 basis points pursuant to the terms and subject to the conditions of that certain promissory note executed by the Company on December 6, 2007 in favor of RBC. Under the promissory note, advances may be prepaid in whole or in part without premium or penalty. The Company’s obligations under the RBC facility are secured by substantially all of its assets, principally accounts receivable and inventory, pursuant to the terms and subject to the conditions of that certain pledge & security agreement executed by the Company on December 6, 2007 in favor of RBC.

As of December 31, 2007, the Company was in compliance with all covenants under these loan agreements with RBC.

6.

Leases

The Company leases approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. Rental, maintenance and tax expenses for this facility were approximately $464, $477 and $416 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The Company relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that the Company had leased for two years. This current lease has a term of five years and expires December 31, 2009. Rental, maintenance and tax expenses for this new facility were approximately $81 for the years ended December 31,2007, 2006 and 2005.

At December 31, 2007, the future minimum lease commitments are as follows: $548 in 2008 and 2009 and $233 in 2010.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

7.

Income Taxes

The income tax (expense) benefit is summarized as follows:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$(23)	$(139)	$(125)
State	(2)	(20)	(38)
	$(25)	$(159)	$(163)

Deferred:
Federal	$(836)	$(2,126)	$4,556
State	(110)	(213)	372
	(946)	(2,339)	4,928
	$(971)	$(2,498)	$4,765

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2007	2006	2005

Statutory U.S. income tax rate	34.00%	34.00%	34.00%
States taxes, net of federal benefit	3.63%	3.63%	3.63%
Permanent differences	2.18%	5.47%	(1.14)%
Change in valuation allowance	13.48%	0.00%	(126.47)%
Change in net operating loss carryforwards and tax credits	(13.67)%	(6.35)%	.48%
Alternative minimum taxes	1.00%	2.35%	2.24%
Other	(5.93)%	3.08%	1.02%

Effective income tax rate	34.69%	42.18%	(86.24)%

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

7.

Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2007		2006
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$1,151	$4,389	$1,862	$4,211
Tax credits	—	747	—	504
Section 263A costs	208	—	174	—
Research & development costs	139	532	139	671

Asset reserves:
Bad debts	20	—	25	—
Inventory reserve	837	—	1,114	—

Accrued expenses:
Non qualified stock options	—	80	—	—
Compensation	100	—	99	—
Warranty	90	—	77	—
Deferred tax assets	2,545	5,748	3,490	5,386
Less valuation allowance	—	(380)	—	—
Total deferred tax assets	2,545	5,368	3,490	5,386

Deferred tax liabilities:
Depreciation	—	(9)	—	(26)
Total deferred tax liabilities	—	(9)	—	(26)

Net deferred tax assets	$2,545	$5,359	$3,490	$5,360

As of December 31, 2007, the Company had a net deferred tax asset of approximately $7,900. This asset is primarily composed of net operating loss carry forwards (NOLs). The NOLs total approximately $14,800 for federal and for state purposes, with expirations starting in 2018. Included in the Company’s NOLs as of December 31, 2007 is approximately $1,000 from the exercises of stock options. The benefit from the utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $380 and is reserved through a valuation allowance at December 31, 2007, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

During 2007 and 2006, the Company utilized $1,810 and $6,993, respectively, of its NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts and product introductions, certain tax planning strategies and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2007, 2006 and 2005.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

7.

Income Taxes (Continued)

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset. Based on this evaluation, the weight of available evidence supports the conclusion that the Company is more likely than not to realize the benefit of its net deferred tax assets. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2007. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2007, 2006 and 2005 the Company incurred $23, $139 and $125, respectively, in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

In June 2006 the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007.

As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2007, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2007 and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2007 are reported as a component of income tax expense.

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years prior to 2002.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

8.

Income Per Share

The following table sets the computation of basic and diluted income per share:

	Years ended December 31,
	2007	2006	2005
Numerator:
Net income from continuing operations numerator for basic and diluted earnings per share	$1,846	$3,427	$10,292
Denominator:
Denominator for basic earnings per share weighted average shares	13,362,174	13,278,429	13,035,628
Effect of dilutive securities:
Stock options	699,918	917,850	682,058
Denominator for diluted earnings per share weighted average shares	14,062,092	14,196,279	13,717,686
Basic income per share	$0.14	$0.26	$0.79
Diluted income per share	$0.13	$0.24	$0.75

Approximately 129,000 stock options for the year ended December 31, 2007 were excluded from the calculation because they were anti-dilutive.

9.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $222 and $827 of non-cash share-based employee compensation expense during the years ended December 31, 2007 and 2006, respectively, and is included as a component of cost of products and selling, general and administrative expenses . No amount of non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the year ended December 31, 2007 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2007	FY 2006	FY 2005
Expected Volatility	64.2% - 89.4%	69.5% - 104.6%	76.6% - 103.7%
Weighted-Average Volatility	70.52%	98.02%	86.90%
Expected Dividends	0.00	0.00	0.00
Expected Term (In years)	3.0 - 6.0	3.0 - 5.8	1.0 - 4.0
Risk-Free Rate	4.66%	4.67%	4.14%

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

9.

Non-Cash Share-Based Employee Compensation (Continued)

A summary of stock option activity under our stock option plans as of December 31, 2007, and changes during the year ended December 31, 2007 are presented below:

As of January 1, 2007		Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding		1,466,144	2.66	—	1.84	—
Vested		1,364,856	2.47	—	1.76	—
Nonvested		101,288	5.14	—	2.96	—

Period activity
Issued		55,000	4.76	—	2.49	—
Exercised		55,832	1.66	—	0.86	—
Forfeited		1,000	4.50	—	2.68	—
Expired		—	—	—	—	—

As of December 31, 2007
Outstanding		1,464,312	2.77	4.19	1.90	1,457,161
Vested		1,395,562	2.69	4.08	1.85	1,450,611
Nonvested		68,750	4.43	6.58	2.92	6,550

Outstanding:		Stock Options Outstanding	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)

Range of
Exercise Prices ($)
0.26	0.61	5,000	0.26	0.34
0.80	1.15	575,500	1.07	3.70
2.05	3.13	594,900	2.74	3.28
4.17	6.33	204,508	4.85	7.27
7.39	11.40	84,404	9.74	6.76
		1,464,312	2.77	4.19

Exercisable:		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)
Range of
Exercise Prices ($)
0.26	0.61	5,000	0.26
0.80	1.15	575,500	1.07
2.05	3.13	586,150	2.74
4.17	6.33	144,508	4.90
7.39	11.40	84,404	9.74
		1,395,562	2.69

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

10.

Equity

In 2007, 2006, and 2005 a total of 55,832, 206,337, and 97,500, respectively, shares of the Company’s common stock were issued as a result of the exercise of employee stock options.

During 2005, stock purchase warrants were exercised for 165,206 shares in a cashless exercise.

11.

Significant Customers

Sales to the United States government represented approximately 57%, 53% and 51% of our total sales for the years ended December 31, 2007, 2006, and 2005, respectively. These sales were primarily to the various government agencies, including those within the U.S. Forest Service (USFS), and U.S. Department of the Interior (DOI). Sales to foreign markets are approximately 1%, 2%, and 3% of total sales in 2007, 2006, and 2005.

12.

Pension Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. In 2007, 2006 and 2005 total contributions made by the Company were $109, $85 and $73, respectively.

13.

Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $58, $56 and $47 for the years ended December 31, 2007, 2006 and 2005, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $2,418 as of December 31, 2007.

Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2007, 2006 and 2005 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2007	$205	240	(205)	$240

2006	$153	257	(205)	$205

2005	$118	295	(260)	$153

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, Except Share Data and Percentages)

14.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Years Ended December 31, 2007
Sales	$4,631	$9,413	$8,370	$4,563
Gross profit	1,963	5,440	4,711	1,709
Net income (loss)	(344)	1,467	1,135	(412)
Earnings (loss) per share – basic	(0.03)	0.11	0.08	(0.03)
Earning (loss) per share – diluted	(0.03)	0.10	0.08	(0.03)

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Years Ended December 31, 2006
Sales	$7,182	$8,596	$9,178	$7,489
Gross profit	3,825	4,883	5,092	3,677
Net income	865	1,072	1,076	414
Earnings per share – basic	0.07	0.08	0.08	0.03
Earning per share – diluted	0.06	0.08	0.08	0.03

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  During this evaluation, a material weakness in internal control over financial reporting, as described below, was identified.  As a result of this material weakness, our Chief  Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 .

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with United States generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, and this assessment identified a material weakness in our internal control over financial reporting regarding the accounting for income taxes over our stock-based compensation plans.  In particular, our initial income tax provision did not correctly record non-cash income tax expense of approximately $380,000 and non-cash income tax benefit of approximately $80,000 related to certain non-qualified employee stock options.  Our tax provision has been revised to incorporate the proper accounting treatment for these options and our consolidated financial statements for the year ended December 31, 2007 properly reflect this revision.

In making the assessment of internal control over financial reporting management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated  Framework. Because of the material weakness described in the preceding paragraph, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

We are actively engaged in the implementation of remediation efforts to address the material weakness in internal control over financial reporting regarding the accounting for income taxes over our stock-based compensation plans.  These remediation efforts include devising and implementing effective controls to review and monitor the accuracy of the components of the income tax calculation with regard to stock-based compensation plans and seeking the engagement of a nationally recognized professional tax advisor.

This report does not contain an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described above..

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2008 annual meeting of stockholders.

Item 11.

Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2008 annual meeting of stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2008 annual meeting of stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2008 annual meeting of stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2008 annual meeting of stockholders.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

Page

Report of Independent Registered Certified Public Accounting Firm

F-1

Consolidated Balance Sheets

as of December 31, 2007 and 2006

F-2, F-3

Consolidated Statements of Income

- years ended December 31, 2007, 2006 and 2005

F-4

Consolidated Statements of Changes in Stockholders’ Equity

- years ended December 31, 2007, 2006 and 2005

F-5

Consolidated Statements of Cash Flows

- years ended December 31, 2007, 2006 and 2005

F-6

Notes to Consolidated Financial Statements

F-7

(b)

Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (2)
3(ii)	Certificate of Amendment to Articles of Incorporation (3)
3(iii)	By-Laws, as amended (7)
10.1	1996 Stock Option Plan for Non-Employee Directors (1)
10.2	1997 Stock Option Plan, as amended (8)
10.3	2007 Non—Employee Directors’ Stock Option Plan (13)
10.4	2007 Incentive Compensation Plan (13)
10.5	Manufacturing Agreement (3)
10.6	Change of Control Agreement between RELM Wireless Corporation and David P. Storey dated May 27, 2004 (6)
10.7	Change of Control Agreement between RELM Wireless Corporation and William P. Kelly dated May 27, 2004 (6)
10.8	Change of Control Agreement between RELM Wireless Corporation and Harold B. Cook dated May 27, 2004 (6)
10.9	Loan Agreement entered into effective as of December 6, 2007 by and between RELM Wireless Corporation and RBC Centura Bank (12)
10.10	Promissory Note dated December 6, 2007 executed by RELM Wireless Corporation in favor of RBC Centura Bank (12)
10.11	Pledge & Security Agreement entered into effective as of December 6, 2007 by RELM Wireless Corporation in favor of RBC Centura Bank (12)
10.12	Contract dated July 6, 2005 between RELM Wireless Corporation and the United States Postal Service (9)
10.13	Form of Non-Employee Director Option Agreement (10)
10.14	Form of Option Agreement for 1997 Stock Option Plan (11)
14.1	Code of Ethics (5)
21	Subsidiary of Registrant (4)
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-25795 and Registration No. 333—147354)*
24	Power of Attorney (included on signature page)

Number	Exhibit

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

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

(4)

Incorporated by reference from the Company’s Current Report on Form 8-K dated December 6, 2002.

(5)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(6)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 27, 2004.

(7)

Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-129113)

(8)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-112446)

(9)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

(10)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 11, 2005

(11)

Incorporated by reference from the Company’s Current Report on Form 8-K dated February 23, 2006

(12)

Incorporated by reference from the Company’s Current Report on Form 8-K dated December 6, 2007.

(13)

Incorporated by reference from the Company’s definitive Proxy Statement dated April 5, 2007, relating to the 2007 annual stockholders’ meeting.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit 10.1, 10.2, 10.3, 10.4, 10.6, 10.7, 10.8, 10.13 and 10.14.

(d)

Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 5th day of March 2008.

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

SIGNATURE	TITLE	DATE
/s/ GEORGE N. BENJAMIN, III George N. Benjamin, III	Chairman of the Board	March 5, 2008
/s/ DAVID P. STOREY David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2008
/s/ WILLIAM P. KELLY William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 5, 2008
/s/ DONALD F. U. GOEBERT Donald F. U. Goebert	Director	March 5, 2008
/s/ RANDOLPH K. PIECHOCKI Randolph K. Piechocki	Director	March 5, 2008
/s/ WARREN N. ROMINE Warren N. Romine	Director	March 5, 2008
/s/ TIMOTHY W. O’NEIL Timothy W. O’Neil	Director	March 5, 2008
/s/ JOHN WELLHAUSEN John Wellhausen	Director	March 5, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)