Form 10-Q
period 2008-03-31
RELM WIRELESS CORP
filed 2008-05-07
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 13,400,871 shares of common stock, $0.60 par value, of the registrant outstanding at May 6, 2008.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	March 31, 2008	December 31, 2007
	(Note 1)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,306	$8,452
Trade accounts receivable (net of allowance for doubtful accounts of $124 at March 31, 2008 and $52 at December 31, 2007, respectively)	1,883	1,992
Inventories, net	9,726	8,899
Deferred tax assets	3,244	2,545
Prepaid expenses and other current assets	937	1,097
Total current assets	22,096	22,985

Property, plant and equipment, net	1,332	1,338
Deferred tax assets, net	5,359	5,359
Other assets	415	463
Total assets	$29,202	$30,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,508	$1,161
Accrued compensation and related taxes	661	687
Accrued warranty expense	244	240
Accrued other expenses and other current liabilities	329	263
Total current liabilities	2,742	2,351

Commitments and Contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,395,871 issued and outstanding shares at March 31, 2008 and December 31, 2007, respectively	8,037	8,037
Additional paid-in capital	23,978	23,953
Accumulated (deficit)	(5,555)	(4,196)
Total stockholders' equity	26,460	27,794

Total liabilities and stockholders' equity	$29,202	$30,145

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Note 1)	(Note 1)
Sales, net	$3,510	$4,631
Expenses
Cost of products	2,126	2,668
Selling, general and administrative	3,504	2,609
Total expenses	5,630	5,277

Operating loss	(2,120)	(646)

Other income (expense):
Interest expense	(1)	(3)
Interest income	66	148
Other (expense) income	(3)	(2)
Total other income	62	143

Loss before income tax benefit	(2,058)	(503)

Income tax benefit	699	159

Net loss	$(1,359)	$(344)

Net loss per share-basic:	$(0.10)	$(0.03)

Net loss per share-diluted:	$(0.10)	$(0.03)

Weighted average shares outstanding-basic	13,395,871	13,341,661

Weighted average shares outstanding-diluted	13,395,871	13,341,661

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Note 1)	(Note 1)
Cash flows from operating activities
Net loss	$(1,359)	$(344)
Adjustments to reconcile net loss to net cash -used in operating activities:
Allowance for doubtful accounts	71	(11)
Inventories reserve	259	74
Depreciation and amortization	88	91
Change in operating assets and liabilities:
Accounts receivable	38	596
Inventories	(1,086)	(821)
Prepaid expenses and other current assets	160	72
Other assets	48	39
Deferred tax asset	(699)	(159)
Accounts payable	347	(204)
Accrued compensation and related taxes	(26)	(653)
Deferred compensation expense	25	71
Accrued warranty expense	4	35
Accrued other expenses and other current liabilities	66	(194)
Net cash used in operating activities	(2,064)	(1,408)

Cash flows from investing activities
Purchases of property, plant and equipment	(82)	(83)
Net cash used in investing activities	(82)	(83)

Decrease in cash	(2,146)	(1,491)
Cash and cash equivalents, beginning of period	8,452	13,266
Cash and cash equivalents, end of period	$6,306	$11,775

Supplemental disclosure
Cash paid for interest	$—	$3
Cash paid for income tax	$28	$142

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the first quarter 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on our earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 in the first quarter 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

2.

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $124 on gross trade receivables of $2,007 at March 31, 2008. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of March 31, 2008. Because the amount that the Company will actually collect on the receivables outstanding as of March 31, 2008 cannot be known with certainty, the Company relies on prior experience along with other factors discussed below. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 2.6% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. The Company also maintains a specific allowance for customer accounts that it knows may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. The Company analyzes its trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of the customer’s balance. The Company established a specific allowance totaling approximately $72 as of March 31, 2008.

3.

Inventories, net

The components of inventory, net of reserves totaling $2,484 at March 31, 2008 and $2,224 at December 31, 2007, respectively, consist of the following:

	March 31, 2008	December 31, 2007
Finished goods	$3,918	$3,060
Work in process	3,354	2,906
Raw materials	2,454	2,933
	$9,726	$8,899

The reserve for slow-moving, excess, or obsolete inventory was $2,484 at March 31, 2008 as compared to $2,224 at December 31, 2007. Such reserve is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual usage over the most recent three years, projects that amount over a three-year horizon, and reserves 25% of the excess amount. For finished goods and subassembly inventory with usage in the past year, the Company reviews the annual usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount. The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

4.

Income Taxes

Income tax benefit, which is primarily a non-cash deferred benefit, totaling approximately $699, has been recorded for the three months ended March 31, 2008.

As of March 31, 2008, the Company’s deferred tax asset totaled approximately $8,603, compared to $7,904 as of December 31, 2007, and is primarily composed of net operating loss carry forwards (NOLs). These NOLs are available for federal and state purposes with expiration dates starting 2018.

In order to fully realize the net deferred tax asset, the Company will need to generate sufficient taxable income in future years prior to the expiration of its NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From its evaluation the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at March 31, 2008. Accordingly, no valuation allowance has been established. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of March 31, 2008.

5.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the three months ended March 31, 2008 are as follows:

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2007	13,395,871	$8,037	$23,953	$(4,196)	$27,794

Share-based compensation expense	—	—	25	—	25
Net loss	—	—	—	(1,359)	(1,359)
Balance at March 31, 2008	13,395,871	$8,037	$23,978	$(5,555)	$26,460

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

6.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss (numerator for basic and diluted earnings per share)	$(1,359)	$(344)
Denominator:
Denominator for basic and diluted earnings per share weighted average shares	13,395,871	13,341,661

Basic and diluted loss per share	$(0.10)	$(0.03)

A total of 768,000 shares and a total of 1,481,231shares related to options are not included in the computation of loss per share for the three months ended March 31, 2008 and March 31, 2007, respectively, because to do so would have been anti-dilutive for those periods.

7.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $25 of non-cash share-based employee compensation expense for the three months ended March 31, 2008, compared to $71 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($1 for the three months ended March 31, 2008, compared to $9 for the same period last year) and selling, general and administrative expenses ($24 for the three months ended March 31, 2008, compared to $62 for the same period last year). No non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. There were no options granted during the three months ended March 31, 2008. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2008 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future. The declaration and payment of future cash dividends are subject to the Company’s Board of Directors’ discretion based upon its consideration of the Company’s operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. The Company has estimated future stock option exercises by the optionees. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the optionees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

FY 2007

Expected Term in Years	3.0-6.0
Expected Volatility	64.2%-89.4%
Weighted-Average Volatility	70.52%
Risk-Free Rate	4.66%
Expected Dividends	0.00

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under our stock option plans as of March 31, 2008, and changes during the three months ended March 31, 2008 are presented below:

	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)
As of January 1, 2008
Outstanding	1,464,312	2.77	—	1.90	—
Vested	1,395,562	2.69	—	1.85	—
Nonvested	68,750	4.43	—	2.92	—

Period activity
Issued	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	30,000	6.36	—	3.90	—
Expired	—	—	—	—	—

As of March 31, 2008
Outstanding	1,434,312	2.70	3.89	1.86	335,990
Vested	1,390,562	2.66	3.84	1.85	335,990
Nonvested	43,750	4.01	5.44	2.19	0

8.

Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Other

As of March 31, 2008, the Company had commitments for purchase orders to suppliers of approximately $3,101.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

Reported dollar amounts in management’s discussion and analysis are disclosed in millions or as whole dollar amounts.

Executive Summary

Overall, our financial and operating results for the first quarter ended March 31, 2008 declined compared with the same quarter last year. Reductions in sales and gross margins combined with higher operating expenses yielded an operating loss of approximately $2.1 million for the quarter compared with an operating loss of approximately $0.6 million for the first quarter last year. We continued to experience reduced LMR procurement activity in our addressable markets for the second consecutive quarter, particularly in the federal government sector. Public reports of federal agencies’ procurement and buying activity clearly shows declining land mobile radio

(LMR) spending levels for the fourth quarter 2007 and the first quarter 2008. Although the current and near-term economic and business climate is uncertain, we continue to believe, based upon customer requirements and the approval of a federal budget earlier this year, that prospects for sales orders should improve in the coming months. Additionally, we anticipate introducing a number of new P25 digital products, as well as new analog products that will enable us to compete for a broader range of sales opportunities.

For the first quarter ended March 31, 2008, total sales declined approximately $1.1 million (24.2%), compared with the first quarter last year. Sales of P25 digital products comprised approximately $1.2 million, or 34.6% of total sales; a decline of $0.4 million, or 22.5%, from the first quarter last year.

Gross margins for the first quarter ended March 31, 2008 were 39.4% compared with 42.4% for the first quarter last year, reflecting lower volumes and a less favorable mix of product sales.

Selling, general and administrative expenses increased approximately $0.9 million (34.3%) compared with the first quarter last year primarily due to expenses related to the development of our new line of next-generation P25 digital products and headquarter expenses. We expect product development expenses to return to more normalized levels upon completion of these development projects at various times through the remainder of this year.

Pretax loss for the quarter was approximately $2.1 million compared with approximately $0.5 million for the first quarter last year. Income tax benefit for the first quarter 2008 was approximately $0.7 million compared with approximately $0.2 million for the same quarter last year. Net loss for the first quarter 2008 was approximately $1.4 million, or $0.10 per basic and fully diluted share, compared with a net loss of approximately $0.3 million, or $0.03 per basic and fully diluted share, for the first quarter last year.

As of March 31, 2008, we had approximately $6.3 million in cash compared with approximately $8.4 million in cash as of December 31, 2007.

Results of Operations

The following table shows certain items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended March 31,
	2008	2007

Sales	100.0%	100.0%
Cost of products	(60.6)	(57.6)
Gross margin	39.4	42.4
Selling, general and administrative expenses	(99.8)	(56.3)
Interest expense	0.0	(0.1)
Interest income	1.9	3.2
Other expense	(0.1)	—
Pretax loss	(58.6)	(10.8)
Income tax benefit	19.9	3.4
Net loss	(38.7%)	(7.4%)

Net Sales

Net sales for the first quarter ended March 31, 2008 totaled approximately $3.5 million compared with approximately $4.6 million for the first quarter last year. Sales of P25 digital products in the first quarter 2008 were $1.2 million, or 34.6% of total sales, compared with $1.6 million, or 33.9% of total sales, for the first quarter last year.

The decline was primarily due to decreased LMR procurements in our government and public safety addressable market, particularly with federal government agencies; a continuation of the overall decline in purchasing we experienced during the fourth quarter 2007.

The extent and timing of improvement in these conditions cannot be predicted with certainty. Based on budget and spending information from customers and end-users, however, we believe that sales activity should improve during the next two quarters. Sales prospects are also anticipated to improve as we broaden our addressable market with a new generation of P25 digital products as well as additional analog products with enhanced features, all of which are planned for introduction this year.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for the first quarter ended March 31, 2008 was 60.6% compared with 57.6% for the first quarter last year.

Changes in our cost of products are primarily related to product mix and manufacturing volume. During the first quarter 2008, total sales declined from the same quarter last year. Sales of higher margin products, including P-25 digital products, declined in the first quarter as well. Also, because of lower sales, manufacturing volumes decreased. Accordingly, we did not fully utilize and absorb our base of manufacturing and support expenses. These factors combined to increase product costs as a percentage of sales and decrease gross margins.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. An increase in sales volumes and the anticipated growth of P-25 product sales combined with the introduction of planned new products, we believe, will result in improved cost efficiencies and gross margin performance as the year progresses.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

For the first quarter ended March 31, 2008, SG&A expenses totaled approximately $3.5 million (99.8% of sales) compared with approximately $2.6 million (56.3% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter 2008 increased by approximately $693,000 (104.7%) compared with the first quarter last year. This increase was entirely driven by the application of additional variable engineering resources to speed the final completion and introduction of our new P25 digital product line. Upon completion of these development projects later this year, engineering expenses are expected to return to more normalized levels.

Marketing and selling expenses increased by approximately $17,000 (1.4%) for the first quarter ended March 31, 2008, compared with the same quarter. We incurred expenses associated with initiatives and staffing designed to raise and enhance our profile, penetrate new customers and drive sales growth, particularly from government and public safety opportunities for P-25 digital products, as well as expenses associated with the collection of a doubtful trade account receivable. These additional expenses were partially offset by lower sales commissions resulting from the decline in total sales.

General and administrative expenses increased by approximately $185,000 (24.4%) compared to the first quarter last year, primarily due to non-recurring headquarters expenses.

Operating Loss

Operating loss for the first quarter ended March 31, 2008 was approximately $2.1 million (60.4% of sales), compared to a loss of $0.6 million (13.9% of sales) for the same quarter last year. The larger loss for the first quarter 2008 is attributable primarily to lower total sales and lower sales of higher-margin P25 digital products, as well as increased engineering, product development and headquarters expenses.

Net Interest Income

For the first quarter ended March 31, 2008, we earned approximately $65,000 in net interest income compared to approximately $145,000 for the same quarter last year. We earn interest income on our cash balances and incur interest expense on borrowings, if any, from our revolving line of credit. The decline in net interest income is derived from our lower cash position, which resulted primarily from our operating loss as well as the payment in the fourth quarter 2007 of a cash dividend of $0.50 per share of common stock. We had no outstanding principal balance under the revolving line of credit as of March 31, 2008. The interest rate on our revolving line of credit is variable based on the London Interbank Offering Rate (LIBOR) plus 175 basis points.

Income Taxes

We recorded a tax benefit of approximately $699,000 for the quarter ended March 31, 2008, compared with $159,000 for the same quarter last year.

As of March 31, 2008, the Company had a deferred tax asset of approximately $8.6 million compared to approximately $7.9 million as of December 31, 2007. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs are available for federal and state purposes, and expire through 2022.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at March 31, 2008. Accordingly, no valuation allowance has been established. We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of March 31, 2008.

Significant Customers

Sales to the United States government represented approximately $1.0 million (31.1%) of our total sales for the first quarter ended March 31, 2008, compared to approximately $1.0 million (21.6%) for the same quarter last year.

Inflation and Changing Prices

Inflation and changing prices for the three months ended March 31, 2008 did not have a material impact on our operations.

Liquidity and Capital Resources

For the first quarter ended March 31, 2008, net cash used in operating activities totaled approximately $2.1 million, compared to net cash used in operating activities of approximately $1.4 million for the same quarter last year. Cash used in operating activities in the first quarter 2008 was largely the result of a net loss totaling approximately $1.4 million compared to a net loss of approximately $0.3 million for the same quarter last year, and increases in inventories and deferred tax assets. Net inventories for the first quarter 2008 increased approximately $0.8 million primarily due to slower than anticipated sales. For the same quarter last year, net inventories increased approximately $0.7 million. Deferred tax assets for the first quarter 2008 increased approximately $0.7 million as a result of the pretax loss and associated tax benefit. For the first quarter last year deferred tax assets increased by approximately $0.2 million. Accounts receivable for the first quarter ended March 31, 2008 decreased approximately $0.1 million compared to a decrease of approximately $0.6 million for the same quarter last year, reflecting lower sales and an additional allowance for doubtful accounts. Depreciation and amortization totaled approximately $0.1 million for the quarter ended March 31, 2008, which was substantially the same as for the same quarter last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products. Capital expenditures for the quarter ended March 31, 2008 were approximately $82,000 compared to approximately $83,000 for the same quarter last year. We anticipate that future capital expenditures will be funded through existing cash balances, operating cash flow and our revolving line of credit.

In December 2007, we established a secured revolving credit facility with RBC Centura Bank (RBC). The facility provides borrowing availability of up to $10 million. There were no borrowings under the facility as of March 31, 2008. The facility is available on a revolving basis during the period that commenced on December 6, 2007 and ending on December 5, 2009. Under the loan agreement for the facility, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. For instance, we are required to maintain: (x) a ratio of “Funded Debt to EBITDA” (as defined in the loan agreement), calculated on a rolling 4 quarters basis, of not greater than 2.5:1.0 and (y) “Tangible Net Worth” (as defined in the loan agreement) of at least $22,000,000.

Advances under the facility will bear interest at a variable rate equal to LIBOR plus 175 basis points pursuant to the terms and subject to the conditions of that certain promissory note executed by us on December 6, 2007 in favor of RBC. Under the promissory note, advances may be prepaid in whole or in part without premium or penalty. Our obligations under the facility are secured by substantially all of our assets, principally accounts receivable and inventory, pursuant to the terms and subject to the conditions of that certain pledge & security agreement executed by us on December 6, 2007 in favor of RBC. As of March 31, 2008, we were in compliance with all covenants under these loan agreements with RBC.

Our cash balance at March 31, 2008 was approximately $6.3 million. We believe these funds combined with cash generated from operations and borrowing availability under our secured revolving credit facility are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

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

Allowance for Collection Losses

The allowance for collection losses was approximately $124,000 on gross trade receivables of approximately $2.0 million as of March 31, 2008. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of March 31, 2008. Because the amount that we will actually collect on the receivables outstanding as of March 31, 2008 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our allowance on trade receivables is approximately 2.6% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. We established a specific allowance totaling approximately $72,000 as of March 31, 2008.

Inventory Reserve

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.5 million at March 31, 2008 compared with approximately $2.2 million at December 31, 2007. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, we reserve 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year we reserve 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, we review the annual usage over the most recent three years, project that amount over a three-year horizon, and reserve 25% of the excess amount. For finished goods and subassembly inventory with usage in the past year, we review the annual usage over the most recent three years, project that amount over a five-year horizon, and reserve 25% of the excess amount. We believe that 25% represents the value of excess inventory we would not be able to recover due to new product introductions and other technological advancements over the next five years. We review actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

Income Taxes

We account for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”, as modified by FIN 48. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at LIBOR plus 175 basis points. As of March 31, 2008, we had no debt outstanding under this facility.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2008, responding to a material weakness in internal control over financial reporting identified in 2007 regarding the accounting for income taxes related to our stock-based compensation plans, we took remediation actions to address this material weakness. These actions included devising and implementing effective controls to review and monitor the accuracy of the components of the income tax calculation with regard to stock-based compensation plans and engaging a nationally recognized professional tax advisor.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 7, 2008	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 7, 2008	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).