Form 10-Q
period 2008-06-30
RELM WIRELESS CORP
filed 2008-08-13
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 000-07336

———————

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

Yes ☐      No ☒

There were 13,400,871 shares of common stock, $0.60 par value, of the registrant outstanding at August 7, 2008.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$5,189	$8,452
Trade accounts receivable (net of allowance for doubtful accounts of $52 at June 30, 2008 and at December 31, 2007, respectively)	3,092	1,992
Inventories, net	9,714	8,899
Deferred tax assets, net	3,369	2,545
Prepaid expenses and other current assets	1,068	1,097
Total current assets	22,432	22,985

Property, plant and equipment, net	1,443	1,338
Deferred tax assets, net	5,359	5,359
Capitalized software, net	405	—
Other assets	398	463
Total assets	$30,037	$30,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,474	$1,161
Accrued compensation and related taxes	833	687
Accrued warranty expense	270	240
Accrued other expenses and other current liabilities	246	263
Total current liabilities	3,823	2,351

Commitments and Contingencies

Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,400,871 issued and outstanding shares at June 30, 2008 and 13,395,871 issued and outstanding shares at December 31, 2007, respectively	8,040	8,037
Additional paid-in capital	23,988	23,953
Accumulated (deficit)	(5,814)	(4,196)
Total stockholders' equity	26,214	27,794

Total liabilities and stockholders' equity	$30,037	$30,145

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Sales, net	$6,299	$9,413	$9,808	$14,044
Expenses
Cost of products	3,099	3,973	5,226	6,641
Selling, general and administrative	3,618	3,184	7,122	5,793
Total Expenses	6,717	7,157	12,348	12,434

Operating (loss) income	(418)	2,256	(2,540)	1,610

Other income (expense):
Net interest income	39	150	105	296
Other income (expense)	(4)	3	(7)	(1)
Total other income	35	153	98	295

(Loss) income before income tax benefit (expense)	(383)	2,409	(2,442)	1,905

Income tax benefit (expense)	124	(942)	824	(782)

Net (loss) income	$(259)	$1,467	$(1,618)	$1,123

Net (loss) income per share-basic:	$(0.02)	$0.11	$(0.12)	$0.08

Net (loss) income per share-diluted:	$(0.02)	$0.10	$(0.12)	$0.08

Weighted average shares outstanding-basic	13,398,948	13,345,837	13,397,409	13,343,760

Weighted average shares outstanding-diluted	13,398,948	14,039,126	13,397,409	14,106,785

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities
Net (loss) income	$(1,618)	$1,123
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	(46)
Inventories reserve	260	170
Depreciation and amortization	190	184
Change in operating assets and liabilities:
Accounts receivable	(1,100)	(1,604)
Inventories	(1,075)	128
Prepaid expenses and other current assets	29	(50)
Other assets	(340)	(137)
Deferred tax asset	(824)	735
Accounts payable	1,313	(391)
Accrued compensation and related taxes	146	(509)
Deferred compensation expense	37	138
Accrued warranty expense	30	52
Accrued other expenses and other current liabilities	(17)	(94)
Net cash used in operating activities	(2,969)	(301)

Cash flows from investing activities
Purchases of property, plant and equipment	(295)	(122)
Net cash used in investing activities	(295)	(122)

Cash flows from financing activities
Proceeds from issuance of common stock	1	28
Cash provided by financing activities	1	28

Decrease in cash	(3,263)	(395)
Cash and cash equivalents, beginning of period	8,452	13,266
Cash and cash equivalents, end of period	$5,189	$12,871

Supplemental disclosure
Cash paid for interest	$3	$3
Cash paid for income tax	$31	$142

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

Unaudited

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In September 2006, SFAS. 157, “Fair Value Measurements”, was issued.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Certain aspects of SFAS 157 relating to financial instruments were effective at the beginning of the first quarter 2008 and did not have a material impact on the Company. Implementation of SFAS 157 relating to other non-financial assets and liabilities has been delayed for one year. We do not anticipate these provisions to have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 in the first quarter 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, SFAS No. 141 was issued (revised 2007), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

RELM WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)

Unaudited

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements (Continued)

In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement” was issued. This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe the adoption of SFAS 162 will have a material impact on the consolidated financial statements.

2.

Significant Events and Transactions

In June 2008, the Company announced that the first product in its new BK Radio high-performance KNG series of P25 digital radios has been released for sale. The KNG-P150, operating in the 136–174MHz frequency band, is designed with the demanding needs of professional applications, including public safety, law enforcement and the military. In addition to its high-specification performance, the KNG-P150 is also among the smallest and lightest professional-grade P25 digital portable radio in the market. Additional KNG portable models will be released this year and the entire KNG series is upgradeable to P25 Trunking.

In April 2008, the United States Postal Service (USPS) exercised the third extension of its exclusive supply contract with the Company. The extension is effective through July 14, 2009. The original contract, executed in July 2005, was for one year and has one remaining one-year extension at the option of the USPS. Under the terms of the contract, the Company became the exclusive provider of two-way portable radios and accessories to USPS installations throughout the United States and its territories and possessions, including main and associate post offices, administrative offices, training and technical centers, and headquarters. Structured as an exclusive requirements contract, all USPS two-way radio requirements in these categories are provided by the Company. The contract does not specify purchase dates or quantities of equipment, and is terminable by either party upon 180 days’ written notice.

3.

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $52 on gross trade receivables of $3,144 at June 30, 2008. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on the Company’s gross receivables as of June 30, 2008. Because the amount that the Company will actually collect on the receivables outstanding as of June 30, 2008 cannot be known with certainty, the Company relies on prior experience along with other factors discussed below. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 1.7% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. The Company also maintains a specific allowance for customer accounts that it knows may not be collectible due to

RELM WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)

Unaudited

(in Thousands, Except Share Data and Percentages)

3.

Allowance for Collection Losses (Continued)

various reasons such as bankruptcy and other customer liquidity issues. The Company analyzes its trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of the customer’s balance. The Company has not established such a reserve for any specific customer as of June 30, 2008.

4.

Inventories, net

The components of inventory, net of reserves totaling $2,485 at June 30, 2008 and $2,224 at December 31, 2007, respectively, consist of the following:

	June 30, 2008	December 31, 2007
Finished goods	$4,301	$3,060
Work in process	2,786	2,906
Raw materials	2,627	2,933
	$9,714	$8,899

The reserve for slow-moving, excess, or obsolete inventory was $2,485 at June 30, 2008 as compared to $2,224 at December 31, 2007. Such reserve is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual usage over the most recent three years, projects that amount over a three-year horizon, and reserves 25% of the excess amount. For finished goods and subassembly inventory with usage in the past year, the Company reviews the annual usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount. The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

5.

Income Taxes

Income tax benefit, which is primarily a non-cash deferred benefit, totaling approximately $124 and $824, has been recorded for the three and six months ended June 30, 2008, respectively.

As of June 30, 2008, the Company’s deferred tax asset totaled approximately $8,728, compared to $7,904 as of December 31, 2007, and is primarily composed of net operating loss carry forwards (NOLs). These NOLs are available for federal and state purposes with expiration dates through 2022.

RELM WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)

Unaudited

(in Thousands, Except Share Data and Percentages)

5.

Income Taxes (Continued)

In order to fully realize the net deferred tax asset, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration. SFAS. 109, “Accounting for Income Taxes” requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From its evaluation the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at June 30, 2008. Accordingly, no valuation allowance has been established. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of June 30, 2008.

6.

Capitalized Software

The Company capitalizes software development costs in accordance with SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding ten years, based on the estimated economic life of the product. Capitalized software costs are $405 as of June 30, 2008.

7.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the six months ended June 30, 2008 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2007	13,395,871	$8,037	$23,953	$(4,196)	$27,794
Common stock option exercise	5,000	3	(2)	—	1
Share-based compensation expense	—	—	37	—	37
Net loss	—	—	—	(1,618)	(1,618)
Balance at June 30, 2008	13,400,871	$8,040	$23,988	$(5,814)	$26,214

RELM WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)

Unaudited

(in Thousands, Except Share Data and Percentages)

8.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Net (loss) income (numerator for basic and diluted earnings per share)	$(259)	$1,467	$(1,618)	$1,123
Denominator:
Denominator for basic earnings per share weighted average shares	13,398,948	13,345,837	13,397,409	13,343,760

Effect of dilutive securities:
Options	—	693,289	—	763,025

Denominator:
Denominator for diluted earnings per share weighted average shares	13,398,948	14,039,126	13,397,409	14,106,785

Basic (loss) income per share	$(0.02)	$0.11	$(0.12)	$0.08
Diluted (loss) income per share	$(0.02)	$0.10	$(0.12)	$0.08

A total of 600,500 shares and a total of 680,500 shares related to options are not included in the computation of loss per share for the three and six months ended June 30, 2008, respectively, because to do so would have been anti-dilutive for those periods.

9.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, the Company recorded $11 and $37 of non-cash share-based employee compensation expense for the three and six months ended June 30, 2008, respectively, compared to $67 and $138 for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 and $1 for the three and six months ended June 30, 2008, respectively, compared to $7 and $16 for the same periods last year) and selling, general and administrative expenses ($11 and $36 for the three and six months ended June 30, 2008, respectively, compared to $60 and $122 for the same periods last year). No non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2008 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future. The declaration and payment of future cash dividends are subject to the Company’s Board of Directors’ discretion based upon its consideration of the Company’s operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. The Company has estimated future stock option exercises by the optionees. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the optionees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

RELM WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS (CONTINUED)

Unaudited

(in Thousands, Except Share Data and Percentages)

9.

Non-Cash Share-Based Employee Compensation (Continued)

Three Months Ended
June 30, 2008

Expected Term in Years	3.0-6.0
Expected Volatility	61.7%-87.3%
Weighted-Average Volatility	79.98%
Risk-Free Rate	3.14%
Expected Dividends	0.00

A summary of stock option activity under our stock option plans as of June 30, 2008, and changes during the three months ended June 30, 2008 are presented below:

As of April 1, 2008	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)

Outstanding	1,434,312	2.70	—	1.86	—
Vested	1,390,562	2.66	—	1.85	—
Nonvested	43,750	4.01	—	2.19	—

Period activity
Issued	105,000	1.67	—	1.09	—
Exercised	5,000	0.26	—	0.10	6,200
Forfeited	10,000	5.85	—	4.78	—
Expired	97,400	3.06	—	2.18	—

As of June 30, 2008
Outstanding	1,426,912	2.58	4.26	1.77	248,520
Vested	1,315,245	2.65	3.86	1.82	248,520
Nonvested	111,667	1.82	8.51	1.22	—

10.

Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of its business. It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Other

As of June 30, 2008, the Company had commitments for purchase orders to suppliers of approximately $2,122.

Significant Customers

Sales to the United States government represented approximately $2.5 million (39.5%) and $3.6 million (36.5%) of the Company’s total sales for the three and six months ended June 30, 2008, respectively, compared with approximately $6.4 million (67.8%) and $7.4 million (52.3%) for the same periods last year.

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

Executive Summary

Although our financial and operating results for the second quarter ended June 30, 2008 improved considerably from the preceding quarter, they were below those reported for the same quarter last year. While both sales and gross margins rebounded from the first quarter, engineering expenses continued to be above normal levels as we accelerate the completion and introduction of our new KNG line of products, the first model of which was introduced and shipped in June 2008. These circumstances combined to yield an operating loss of approximately $0.4 million for the second quarter 2008 compared with operating income of approximately $2.3 million for the same quarter last year and compared with an operating loss of approximately $2.1 million for the first quarter 2008.

Procurement activity in our addressable markets during the second quarter 2008 increased from the first quarter 2008, including purchases of P25 digital products by federal government agencies, but remains well below that of last year. Although the current and foreseeable economic and business climate is uncertain, our new line of P25 products should expand the market opportunities that we can address, thereby enhancing our prospects for sales growth.

For the second quarter ended June 30, 2008, total sales were approximately $6.3 million, a decrease of approximately $3.1 million (33.1%), compared with the same quarter last year. For the first quarter 2008, sales totaled approximately $3.5 million. Sales of P25 digital products for the second quarter comprised approximately $2.6 million, or 41.8% of total sales compared with approximately $5.9 million and 62.2% of total sales for the same quarter last year; a decline of $3.3 million, or 54.9%.

For the six months ended June 30, 2008, total sales were approximately $9.8 million, compared with approximately $14.0 million for the first six months last year. For the period, sales of P25 digital products totaled approximately $3.9 million, or 39.3% of total sales compared with approximately $7.4 million or 52.6% of total sales for the same period last year; a decline of approximately $3.5 million, or 47.9%.

Gross margins for the three and six months ended June 30, 2008 were 50.8% and 46.7%, respectively, compared with 57.8% and 52.7%, respectively, for the same periods last year, reflecting lower volumes and a less favorable mix of product sales.

Selling, general and administrative expenses totaled approximately $3.6 million and $7.1 million for the three and six months ended June 30, 2008, respectively, compared to approximately $3.2 million and $5.8 million, respectively for the same periods last year. Increases in operating expenses were primarily due to expenses related to the development of our new line of next-generation P25 digital products. We expect product development expenses to return to more normalized levels upon completion of these development projects at various times through the remainder of this year.

Pretax loss for the three and six months ended June 30, 2008 was approximately $0.4 million and $2.4 million, respectively, compared with pretax income of approximately $2.4 million and $1.9 million, respectively, for the same periods last year.

Income tax benefit for the three and six months ended June 30, 2008 was approximately $0.1 million and $0.8 million, respectively, compared with income tax expense of approximately $0.9 million and $0.8 million, respectively, for the same periods last year. Net loss for the three and six months ended June 30, 2008 was approximately $0.3 million and $1.6 million, respectively, or $0.02 and $0.12 per basic and fully diluted share, respectively. This compares with net income of approximately $1.5 million and $1.1 million, respectively, or $0.11 per basic and $.10 per fully diluted share and $0.08 per basic and fully dilute share, respectively, for the same periods last year.

As of June 30, 2008, we had approximately $5.2 million in cash compared with approximately $8.5 million as of December 31, 2007.

Results of Operations

The following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(49.2)	(42.2)	(53.3)	(47.3)
Gross margin	50.8	57.8	46.7	52.7
Selling, general and administrative expenses	(57.4)	(33.8)	(72.6)	(41.2)
Interest expense	(0.0)	0.0	(0.0)	0.0
Interest income	0.7	1.6	1.1	2.1
Other expense	(0.1)	0.0	(0.1)	0.0
Pretax income (loss)	(6.0)	25.6	(24.9)	13.6
Income tax benefit (expense)	2.0	(10.0)	8.4	(5.6)
Net income (loss)	(4.0)%	15.6%	(16.5)%	8.0%

Net Sales

Net sales for the second quarter ended June 30, 2008 totaled approximately $6.3 million compared with approximately $9.4 million for the second quarter last year.  Sales of P25 digital products in the second quarter 2008 were approximately $2.6 million, or 41.8% of total sales, compared with approximately $5.9 million, or 62.2% of total sales, for the second quarter last year.

Net sales for the six months ended June 30, 2008 totaled approximately $9.8 million compared with approximately $14.0 million for the same period last year.  Sales of P25 digital products for the six months ended June 30, 2008 were approximately $3.9 million, or 39.3% of total sales, compared with approximately $7.4 million, or 52.6% of total sales, for the same period last year.

Sales during the second quarter 2008 strengthened from an extraordinarily weak first quarter 2008, due to improved procurement activity from our federal customers.  Comparatively, however, purchases for our federal and state customers remain below last year’s levels.  We anticipate modest improvements to continue during at least the third quarter 2008.  The extent and timing of more significant and sustained improvement in these conditions, however, cannot be predicted with certainty.

During the second quarter 2008, we introduced the first product in a new line of next-generation P25 digital products.  The line will be expanded in the next few months to include frequencies in which we have not previously offered digital products.  We believe this will increase our addressable opportunities and, accordingly, improve our prospects for gaining market share and sales growth.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for the three and six months ended June 30, 2008 was 49.2% and 53.3%, respectively, compared with 42.2% and 47.3%, respectively, for the same periods last year.

Changes in our cost of products are primarily related to product mix and manufacturing volume.  During the first two quarters of 2008, total sales and sales of higher margin products declined from the same periods last year.  Also, because of lower sales, manufacturing volumes decreased.  Accordingly, we did not fully utilize and absorb our base of manufacturing and support expenses.  These factors combined to increase product costs as a percentage of sales and decrease gross margins.  Gross margins improved during the second quarter 2008 compared to the first quarter 2008 primarily due to increases in total sales and sales of P25 digital products.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. Increasing sales volumes and P-25 product sales combined with the introduction of planned new products, we believe, should result in improved cost efficiencies and gross margin performance as the year progresses.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

For the second quarter ended June 30, 2008, SG&A expenses totaled approximately $3.6 million (57.4% of sales) compared with approximately $3.2 million (33.8% of sales) for the same quarter last year. For the six months ended June 30, 2008, SG&A expenses totaled approximately $7.1 million (72.6% of sales) compared with approximately $5.8 million (41.2% of sales) for the same period last year.

Engineering and product development expenses for the three and six months ended June 30, 2008 increased by approximately $763,000 (103.5%) and $1.5 million (104.1%), respectively, compared with the same periods last year. This increase was entirely driven by the application of additional variable engineering resources to speed the finalization and introduction of our new P25 digital product line, the first model of which was launched in June 2008. Upon completion of these development projects later this year, engineering expenses are expected to return to more normalized levels.

Marketing and selling expenses for the three and six months ended June 30, 2008 decreased by approximately $77,000 (5.1%) and $60,000 (2.2%), respectively, compared with the same periods last year. Sales commissions declined as a result of lower sales levels for both the quarter and six month period. This was partially offset by expenses related to additional sales staff compared to the prior year. We incurred expenses associated with initiatives designed to raise and enhance our profile, penetrate new customers and drive sales growth, particularly from government and public safety opportunities for P-25 digital products.

General and administrative expenses for the three and six months ended June 30, 2008 decreased by approximately $252,000 (26.6%) and $67,000 (3.9%), respectively, compared with the same periods last year primarily due to reductions in professional fees and headquarters expenses.

During the second quarter 2008, we implemented actions to reduce certain staff and SG&A expenses consistent with the sluggish and uncertain business climate. We estimate that these actions will reduce our expenses annually and for the remainder of this year by approximately $1.7 million and $1.4 million, respectively. We do not believe that these actions will impact the execution of our strategic business plan objectives.

Operating Loss

Operating loss for the three and six months ended June 30, 2008 was approximately $0.4 million (6.6% of sales) and $2.5 million (25.9% of sales), respectively, compared to operating income of approximately $2.3 million (24.0% of sales) and $1.6 million (11.5% of sales), respectively, for the same periods last year. The operating loss for the first two quarters of 2008 is attributable primarily to lower total sales and sales of higher-margin P25 digital products, as well as increased engineering and product development expenses.

Net Interest Income

For the three and six months ended June 30, 2008, we earned approximately $39,000 and $105,000, respectively, in net interest income compared to approximately $150,000 and $296,000 for the same periods last year. We earn interest income on our cash balances and incur interest expense on borrowings, if any, from our revolving line of credit. The decline in net interest income is derived from our lower cash position, which resulted primarily from our operating losses as well as the payment in the fourth quarter 2007 of a cash dividend of $0.50 per share of common stock. We had no outstanding principal balance under the revolving line of credit as of June 30, 2008. The interest rate on our revolving line of credit is variable based on the London Interbank Offering Rate (LIBOR) plus 175 basis points.

Income Taxes

We recorded an income tax benefit of approximately $124,000 and $824,000 for the three and six months ended June 30, 2008, respectively, compared with income tax expense of $942,000 and $782,000 for the same periods last year.

As of June 30, 2008, we had a deferred tax asset of approximately $8.7 million compared to approximately $7.9 million as of December 31, 2007. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs are available for federal and state purposes, and expire through 2022.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at June 30, 2008. Accordingly, no valuation allowance has been established. We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of June 30, 2008.

Inflation and Changing Prices

Inflation and changing prices for the three and six months ended June 30, 2008 did not have a material impact on our operations.

Liquidity and Capital Resources

For the six months ended June 30, 2008, net cash used in operating activities totaled approximately $3.0 million, compared to net cash used in operating activities of approximately $0.3 million for the same period last year. Cash used in operating activities in the first six months of 2008 was largely the result of a net loss totaling approximately $1.6 million compared to net income of approximately $1.1 million for the same period last year, as well as increases in inventories and trade receivables. Net inventories for the first six months of 2008 increased approximately $0.8 million primarily due to slower than anticipated sales. For the same period last year, net inventories decreased approximately $0.3 million. Deferred tax assets for the first six months of 2008 increased approximately $0.8 million as a result of the pretax loss and associated tax benefit. For the same period last year deferred tax assets decreased by approximately $0.7 million. Trade receivables for the first six months ended June 30, 2008 increased approximately $1.1 million compared to an increase of approximately $1.6 million for the same period last year, reflecting lower sales for the current period. Trade payables for the six months ended June 30, 2008 increased approximately $1.3 million compared with a decrease of $0.4 million for the same period last year, which reflects greater utilization of payment terms with suppliers. Depreciation and amortization totaled approximately $0.1 million for the six months ended June 30, 2008, which was substantially unchanged from the same period last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products. Capital expenditures for the six months ended June 30, 2008 were approximately $295,000 compared to approximately $122,000 for the same period last year. We anticipate that future capital expenditures will be funded through existing cash balances and operating cash flow.

We have a secured revolving credit facility with RBC Centura Bank (RBC). The facility provides a line of credit of up to $10 million. Our obligations under the facility are secured by substantially all of our assets, principally accounts receivable and inventory. There were no borrowings under the facility as of June 30, 2008. Advances under the facility would bear interest at a variable rate equal to LIBOR plus 175 basis points and are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial covenants and the absence of events of default. As of June 30, 2008, we were in compliance with the financial covenants and there were no events of default. In accordance with the terms of the credit facility, however, there was no borrowing availability under the financial covenants as of June 30, 2008.

Our cash balance at June 30, 2008 was approximately $5.2 million. We believe these funds combined with anticipated cash generated from operations are sufficient to meet our current working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain estimates and assumptions that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact the Company’s operations and financial position. Item 7A of our Annual Report on Form 10-K for fiscal year ended December 31, 2007 includes a detailed discussion of these critical accounting policies.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at LIBOR plus 175 basis points. As of June 30, 2008, we had no debt outstanding under this facility.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

During the second quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 9 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company's 2008 annual meeting of stockholders was held on May 21, 2008 at its corporate offices at 7100 Technology Drive, West Melbourne, Florida to elect seven (7) directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation. The holders of record of an aggregate of 11,439,435 shares of the Company's common stock, out of 13,395,871 shares outstanding on the record date (April 10, 2008) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected, with voting as detailed below:

	For	Withheld
Donald F. U. Goebert	9,771,673	1,667,762
David P. Storey	10,458,648	980,787
Timothy W. O’Neil	10,535,982	903,453
Warren N. Romine	10,535,988	903,447
George N. Benjamin III	10,252,263	1,187,172
Randolph K. Piechocki	10,544,038	895,397
John Wellhausen	9,899,018	1,540,417

Item 6.

Exhibits

Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 13, 2008	By:	/s/ David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 13, 2008	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).