Form 10-Q
period 2008-09-30
RELM WIRELESS CORP
filed 2008-11-06
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-07336

———————

RELM WIRELESS CORPORATION

 (Exact name of registrant as specified in its charter)

———————

Nevada	59-3486297
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7100 Technology Drive, West Melbourne, Florida 32904

 (Address of Principal Executive Office) (Zip Code)

(321) 984-1414

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer			Accelerated filer
Non-accelerated filer	✓	(Do not check if a smaller	Smaller reporting company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  There were 13,410,871 shares of common stock, $0.60 par value, of the registrant outstanding at November 1, 2008.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data) (Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,919	$8,452
Trade accounts receivable (net of allowance for doubtful accounts of $52
at September 30, 2008 and at December 31, 2007, respectively)	3,076	1,992
Inventories, net	9,857	8,899
Deferred tax assets, net	3,304	2,545
Prepaid expenses and other current assets	844	1,097
Total current assets	22,000	22,985
Property, plant and equipment, net	1,432	1,338
Deferred tax assets, net	5,359	5,359
Capitalized software, net	870	––
Other assets	375	463
Total assets	$30,036	$30,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,192	$1,161
Accrued compensation and related taxes	713	687
Accrued warranty expense	298	240
Accrued other expenses and other current liabilities	257	263
Total current liabilities	3,460	2,351
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	––	––
Common stock; $.60 par value; 20,000,000 authorized shares:
13,410,871 issued and outstanding shares at September 30, 2008 and 13,395,871 issued and outstanding shares at December 31, 2007, respectively	8,046	8,037
Additional paid-in capital	24,006	23,953
Accumulated deficit	(5,476)	(4,196)
Total stockholders' equity	26,576	27,794
Total liabilities and stockholders' equity	$30,036	$30,145

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Sales, net	$5,790	$8,370	$15,599	$22,414
Expenses
Cost of products	2,852	3,659	8,077	10,301
Selling, general and administrative	2,553	2,970	9,676	8,763
Total expenses	5,405	6,629	17,753	19,064

Operating income (loss)	385	1,741	(2,154)	3,350

Other income (expense):
Net interest income	29	186	134	482
Other expense	(2)	(52)	(9)	(52)
Total other income	27	134	125	430

Income (loss) before income tax (expense) benefit	412	1,875	(2,029)	3,780

Income tax (expense) benefit	(75)	(740)	749	(1,523)

Net income (loss)	$337	$1,135	$(1,280)	$2,257

Net income (loss) per share-basic:	$0.03	$0.08	$(0.10)	$0.17

Net income (loss) per share-diluted:	$0.02	$0.08	$(0.10)	$0.16

Weighted average shares outstanding-basic	13,404,567	13,365,656	13,399,809	13,351,139

Weighted average shares outstanding-diluted	13,527,716	14,093,117	13,399,809	14,092,568

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net (loss) income	$(1,280)	$2,257
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Allowance for doubtful accounts	––	(49)
Inventories reserve	140	170
Depreciation and amortization	290	277
Loss on disposal-PPE & other assets	––	47
Change in operating assets and liabilities:
Accounts receivable	(1,084)	(1,384)
Inventories	(1,098)	(165)
Prepaid expenses and other current assets	253	(377)
Other assets	(782)	(126)
Deferred tax asset	(759)	1,442
Accounts payable	1,031	300
Accrued compensation and related taxes	26	(414)
Deferred compensation expense	50	184
Accrued warranty expense	58	38
Accrued other expenses and other current liabilities	(6)	316
Net cash (used in) provided by operating activities	(3,161)	2,516

Cash flows from investing activities
Purchases of property, plant and equipment	(384)	(674)
Net cash used in investing activities	(384)	(674)

Cash flows from financing activities
Proceeds from issuance of common stock	12	80
Cash provided by financing activities	12	80

Net change in cash and cash equivalents	(3,533)	1,922
Cash and cash equivalents, beginning of period	8,452	13,266
Cash and cash equivalents, end of period	$4,919	$15,188

Supplemental disclosure
Cash paid for interest	$3	$3
Cash paid for income tax	$38	$142

Non-cash financing activity
Dividends declared on common stock	$––	$6,690

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), was issued.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Certain aspects of SFAS 157 relating to financial instruments were effective at the beginning of the first quarter 2008 and did not have a material impact on the Company. Implementation of SFAS 157 relating to other non-financial assets and liabilities has been delayed for one year. The Company does not anticipate these provisions to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 in the first quarter 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements (Continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

2.

Allowance for Collection Losses

The allowance for collection losses on trade receivables was approximately $52 on gross trade receivables of $3,128 at September 30, 2008. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables as of September 30, 2008. Because the amount that the Company will actually collect on the receivables outstanding as of September 30, 2008 cannot be known with certainty, the Company relies on prior experience along with other factors discussed below. The Company’s historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. The Company maintains a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, the Company’s allowance on trade receivables is approximately 1.7% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. The Company also maintains a specific allowance for customer accounts that it knows may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. The Company analyzes its trade receivable portfolio based on the age of each customer’s invoice. In this way, the Company can identify those accounts that are more likely than not to have collection problems. The Company may reserve a portion or all of the customer’s balance. The Company has not established such a reserve for any specific customer as of September 30, 2008.

3.

Inventories, net

The components of inventory, net of reserves totaling $2,366 at September 30, 2008 and $2,224 at December 31, 2007, respectively, consist of the following:

	September 30, 2008	December 31, 2007
Finished goods	$3,892	$3,060
Work in process	3,324	2,906
Raw materials	2,641	2,933
	$9,857	$8,899

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

3.

Inventories, net (Continued)

The reserve for slow-moving, excess, or obsolete inventory was $2,366 at September 30, 2008 as compared to $2,224 at December 31, 2007. Such reserve is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that the Company will actually recoup through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing its inventory levels, the Company classifies inventory as having been used or unused during the past year. For raw material inventory with no usage in the past year, the Company reserves 85% of its cost, which takes into account a 15% scrap value, while for finished goods inventory with no usage in the past year the Company reserves 80% of its cost. For raw material inventory with usage in the past year, in order to get the most pertinent usage profile, the Company reviews the annual usage over the most recent three years, projects that amount over a three-year horizon, and reserves 25% of the excess amount. For finished goods and subassembly inventory with usage in the past year, the Company reviews the annual usage over the most recent three years, projects that amount over a five-year horizon, and reserves 25% of the excess amount. The Company believes that 25% represents the value of excess inventory it would not be able to recover due to new product introductions and other technological advancements over the next five years. The Company reviews actual recovery experience on the sale of excess or obsolete inventory in order to assure that the reserve and recovery percentages utilized in the analysis are reasonable.

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

4.

Income Taxes

Income tax expense totaling approximately $75 has been recorded for the three months ended September 30, 2008. For the nine months ended September 30, 2008, income tax benefit, which is primarily non-cash deferred tax benefit, totaling approximately $749 has been recorded.

As of September 30, 2008, the Company’s deferred tax assets totaled approximately $8,663, compared to $7,904 as of December 31, 2007, and is primarily composed of net operating loss carry forwards (NOLs). These NOLs are available to offset Federal or state taxable income and expire starting in 2018 through 2022.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From its evaluation the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at September 30, 2008. Accordingly, no valuation allowance has been established. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may occur in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of September 30, 2008.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

5.

Capitalized Software

The Company capitalizes software development costs in accordance with SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding ten years, based on the estimated economic life of the product. Capitalized software costs totaled $870 as of September 30, 2008.

6.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the nine months ended September 30, 2008 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2007	13,395,871	$8,037	$23,953	$(4,196)	$27,794
Common stock option exercise	15,000	9	3	––	12
Share-based compensation expense	––	––	50	––	50
Net loss	––	––	––	(1,280)	(1,280)
Balance at September 30, 2008	13,410,871	$8,046	$24,006	$(5,476)	$26,576

7.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$337	$1,135	$(1,280)	$2,257
Denominator:
Denominator for basic earnings per share weighted average shares	13,404,567	13,365,656	13,399,809	13,351,139

Effect of dilutive securities:
Options	123,149	727,461	––	741,429

Denominator:
Denominator for diluted earnings per share weighted average shares	13,527,716	14,093,117	13,399,809	14,092,568

Basic income (loss) per share	$0.03	$0.08	$(0.10)	$0.17
Diluted income (loss) per share	$0.02	$0.08	$(0.10)	$0.16

A total of 630,500 shares related to options are not included in the computation of loss per share for the nine months ended September 30, 2008, because to do so would have been anti-dilutive for that period.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

8.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, “Share-Based Payment”, the Company recorded $14 and $50 of non-cash share-based employee compensation expense for the three and nine months ended September 30, 2008, respectively, compared to $46 and $184 for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 and $1 for the three and nine months ended September 30, 2008, respectively, compared to $6 and $22 for the same periods last year) and selling, general and administrative expenses ($14 and $49 for the three and nine months ended September 30, 2008, respectively, compared to $40 and $162 for the same periods last year). No non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2008 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the facts that the Company presently has no intention to pay cash dividends in the future and the Company is prohibited from doing so under its current secured revolving credit facility.  The Company has estimated future stock option exercises by the optionees. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the optionees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Three Months Ended
September 30, 2008
Expected Term in Years	3.0-6.0
Expected Volatility	61.7%-87.3%
Weighted-Average Volatility	79.98%
Risk-Free Rate	3.14%
Expected Dividends	0.00

A summary of stock option activity under our stock option plans as of September 30, 2008, and changes during the three months ended September 30, 2008 are presented below:

	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)
As of July 1, 2008
Outstanding	1,426,912	2.58	––	1.77	––
Vested	1,315,245	2.65	––	1.82	––
Nonvested	111,667	1.82	––	1.22	––
Period activity
Issued	––	––	––	––	––
Exercised	10,000	0.99	––	0.70	18,400
Forfeited	250,000	2.79	––	2.00	––
Expired	––	––	––	––	––
As of September 30, 2008
Outstanding	1,166,912	2.55	3.71	1.73	196,745
Vested	1,061,912	2.64	3.26	1.79	196,745
Nonvested	105,000	1.67	8.24	1.09	––

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

9.

Commitments and Contingencies

Legal Proceedings

The Company may from time to time be involved in claims and legal actions arising in the ordinary course of its business. It is the opinion of the Company’s management that the ultimate disposition of these matters would not have a material effect upon the Company’s consolidated financial position or results of operations.

Other

As of September 30, 2008, the Company had commitments for purchase orders to suppliers of approximately $2,076.

Significant Customers

Sales to the United States government represented approximately $3,000 (51.8%) and $6,600 (42.2%) of the Company’s total sales for the three and nine months ended September 30, 2008, respectively, compared with approximately $5,900 (70.0%) and $13,200 (59.1%) for the same periods last year.

10.

Subsequent Events

As previously reported, on October 23, 2008, the Company, RELM Communications, Inc., the Company’s wholly-owned subsidiary, and Silicon Valley Bank, as lender (“SVB”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $3,500 (the “SVB Credit Facility”). The SVB Credit Facility replaced the Company’s existing secured revolving credit facility with RBC Centura Bank, which the Company terminated immediately prior to entry into the SVB Credit Facility. The secured revolving credit facility with RBC Centura Bank provided a line of credit up to $10,000. However, there were neither any borrowings outstanding or borrowing available under the facility on October 23, 2008, the date of termination.

The SVB Credit Facility will be available on a revolving basis during the period commencing on October 23, 2008 and ending on October 22, 2010. Under the terms and conditions of the Loan and Security Agreement, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.  For instance, the Company is required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the Loan and Security Agreement) of at least 1.75 : 1.00 and (2) “tangible net worth” (as defined in the Loan and Security Agreement) of at least $24 million increasing by (i) 50% of quarterly net profits and (ii) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt. Violation of this covenant is not an event of default when no borrowings are outstanding. Furthermore, the Company is prohibited from paying cash dividends on its common stock.

Advances under the SVB Credit Facility will bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime the Company’s quarterly net income is greater than $1,000. Under the terms and conditions of the Loan and Security Agreement, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the Loan and Security Agreement, the Company’s obligations are secured by substantially all of its assets, principally accounts receivable and inventory. The Company was in compliance with all covenants under the Loan and Security Agreement as of the date of this report. As of October 23, 2008, the inception date of the SVB Credit Facility, and as of the date of this report, the Company had no borrowings outstanding under the SVB Credit Facility and it had approximately $2,700 of borrowing available under the SVB Credit Facility

The foregoing description of the SVB Credit Facility, including the Loan and Security Agreement, does not purport to be complete and is qualified in its entirety by reference to the text of the Loan and Security Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2008, as filed with the Securities and Exchange Commission on October 28, 2008, and incorporated herein by this reference.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•

changes in customer preferences;

•

our inventory and debt levels;

•

heavy reliance on sales to agencies of the United States government;

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

Executive Summary

Our third quarter 2008 financial and operating results improved from the first two quarters of 2008, however they were below those reported for the third quarter last year. While total sales for the third quarter 2008 were about 8.1% lower than the preceding quarter, sales of digital products increased over the same period resulting in improved gross margins. Additionally, during the third quarter we continued to implement actions initiated in the second quarter to reduce operating expenses. Consequently, we realized approximately $0.4 million of operating income for the third quarter; our first quarterly operating profit for 2008. During the first two quarters of 2008, we reported an operating loss totaling approximately $2.5 million.

Procurement activity in our addressable markets for the third quarter, particularly with federal government agencies, continued to be slow compared to that of prior years, primarily attributable in our view to economic and budgetary constraints. Procurements, however, remained consistent with what we experienced in the second quarter of this year and were improved from the first quarter. The funding and business climate for our government customers remains uncertain for the foreseeable future.

For the third quarter ended September 30, 2008, total sales were approximately $5.8 million, a decrease of approximately $2.6 million (30.8%), compared with the same quarter last year, and a decrease of $0.5 million (8.1%) compared to the preceding quarter. Sales of P25 digital products for the third quarter comprised approximately $2.9 million (49.8% of total sales) compared with approximately $4.7 million (56.1% of total sales) for the same quarter last year, and compared with $2.6 million (41.8% of total sales) for the second quarter 2008.

For the nine months ended September 30, 2008, total sales were approximately $15.6 million, compared with approximately $22.4 million for the first nine months last year. For the nine-month period, sales of P25 digital products totaled approximately $6.7 million (43.2% of total sales) compared with approximately $12.1 million (54.0% of total sales) for the same period last year.

Gross margins for the three and nine months ended September 30, 2008 were 50.7% and 48.2%, respectively, compared with 56.3% and 54.0%, respectively, for the same periods last year, reflecting lower sales volumes and a less favorable mix of product sales.

Selling, general and administrative expenses totaled approximately $2.6 million and $9.7 million for the three and nine months ended September 30, 2008, respectively, compared to approximately $3.0 million and $8.8 million, respectively, for the same periods last year. During the third quarter we continued to implement actions initiated in the second quarter to reduce SG&A expenses primarily in the areas of engineering, selling and marketing. Increased SG&A expenses for the nine-month period were primarily the result of engineering expenses associated with the development of our new line of P25 digital products.

Pretax income for the three months ended September 30, 2008 was approximately $0.4 million compared with approximately $1.9 million for the same period last year. For the nine months ended September 30, 2008 we reported a pretax loss of approximately $2.0 million compared with pretax income of approximately $3.8 million for the same period last year.

Income tax expense for the three months ended September 30, 2008 was approximately $0.1 million compared with approximately $0.7 million for the same period last year. For the nine months ended September 30, 2008 we recognized income tax benefit of approximately $0.7 million compared to income tax expense of approximately $1.5 million for the same period last year.

Net income for the three months ended September 30, 2008 was approximately $0.3 million, or $0.03 per basic share and $0.02 per fully diluted share, compared to approximately $1.1 million, or $0.08 per basic and fully diluted share, for the same period last year. For the nine months ended September 30, 2008, net loss was approximately $1.3 million, or $0.10 per basic and fully diluted share, compared with net income of approximately $2.3 million, or $0.17 per basic share and $0.16 per fully diluted share, for the same period last year.

As of September 30, 2008, we had approximately $4.9 million in cash compared with approximately $8.5 million as of December 31, 2007.

Results of Operations

The following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(49.3)	(43.7)	(51.8)	(46.0)
Gross margin	50.7	56.3	48.2	54.0
Selling, general and administrative expenses	(44.1)	(35.5)	(62.0)	(39.1)
Net interest income	0.5	2.2	0.9	2.2
Other expense	(0.0)	(0.6)	(0.1)	(0.2)
Pretax income (loss)	7.1	22.4	(13.0)	16.9
Income tax (expense) benefit	(1.3)	(8.8)	4.8	(6.8)
Net income (loss)	5.8%	13.6%	(8.2)%	10.1%

Net Sales

Net sales for the third quarter ended September 30, 2008 totaled approximately $5.8 million compared with approximately $8.4 million for the third quarter last year. Sales of P25 digital products in the third quarter 2008 were approximately $2.9 million, or 49.8% of total sales, compared with approximately $4.7 million, or 56.1% of total sales, for the third quarter last year, and compared with $2.6 million (41.8% of total sales) for the second quarter 2008.

Net sales for the nine months ended September 30, 2008 totaled approximately $15.6 million compared with approximately $22.4 million for the same period last year. Sales of P25 digital products for the nine months ended September 30, 2008 were approximately $6.7 million, or 43.2% of total sales, compared with approximately $12.1 million, or 54.0% of total sales, for the same period last year.

Sales during the third quarter were approximately 8.1% lower than the preceding quarter, but improved from the weak first quarter 2008, as procurement activity primarily from our federal customers remained sluggish relative to prior years. The extent and timing of significant and sustained improvement in these conditions cannot be predicted with certainty.

The first product in our new line of next-generation P25 digital products was introduced immediately preceding the start of the third quarter. During the third quarter we largely completed the development of additional products in this line that operate in frequencies in which we have not previously offered digital products. We believe this will increase our addressable opportunities and, accordingly, improve our prospects for gaining market share and sales growth.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for the three and nine months ended September 30, 2008 was 49.3% and 51.8%, respectively, compared with 43.7% and 46.0%, respectively, for the same periods last year.

Changes in our cost of products are primarily related to product mix and manufacturing volume. During the first three quarters of 2008, total sales and sales of higher margin products declined from the same periods last year. Also, because of lower sales, manufacturing volumes decreased. Accordingly, we did not fully utilize and absorb our base of manufacturing and support expenses. These factors combined to increase product costs as a percentage of sales and decrease gross margins. Gross margins improved during the third quarter 2008 compared to the preceding quarter primarily due to increased sales of P25 digital products.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. Increasing sales volumes and P-25 product sales combined with the introduction of planned new products, we believe, should result in improved cost efficiencies and gross margin performance.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses. In the third quarter 2008, we continued to implement actions initiated in the second quarter 2008 to reduce certain staff-related and other SG&A expenses in response to the sluggish and uncertain business climate. We realized the benefit of these expense reductions during the three months ended September 30, 2008. These actions did not, nor are they anticipated to, adversely impact the execution of our strategic business plan.

For the third quarter ended September 30, 2008, SG&A expenses totaled approximately $2.6 million (44.1% of sales) compared with approximately $3.0 million (35.5% of sales) for the same quarter last year. For the nine months ended September 30, 2008, SG&A expenses totaled approximately $9.7 million (62.0% of sales) compared with approximately $8.8 million (39.1% of sales) for the same period last year.

Engineering and product development expenses for the three and nine months ended September 30, 2008 increased by approximately $37,000 (4.8%) and $1.5 million (69.8%), respectively, compared with the same periods last year. This increase was entirely driven by the application of additional variable engineering resources to speed the finalization and introduction of our new P25 digital product line, the first model of which was launched at the end of the second quarter 2008. Portions of the development have been completed. Consequently, engineering and product development expenses decreased in the third quarter compared to the preceding quarters in 2008.

Marketing and selling expenses for the three and nine months ended September 30, 2008 decreased by approximately $244,000 (18.2%) and $307,000 (7.6%), respectively, compared with the same periods last year. Sales commissions declined as a result of lower sales levels for both the quarter and nine month period. Also during the third quarter we continued to implement actions initiated in the second quarter 2008 to reduce marketing and selling payroll and expenses. For the nine-month period the decrease in commission expense from the same period last year was partially offset by expenses related to sales staff as well as expenses associated with initiatives designed to raise and enhance our profile, penetrate new customers and drive sales growth, particularly from government and public safety opportunities for P-25 digital products.

General and administrative expenses for the three and nine months ended September 30, 2008 decreased by approximately $204,000 (23.8%) and $268,000 (10.5%), respectively, compared with the same periods last year primarily due to reductions in professional fees and headquarters expenses.

Operating Income (Loss)

Operating income for the three months ended September 30, 2008 was approximately $0.4 million (6.6% of sales) compared with approximately $1.7 million (20.8% of sales) for the same period last year. For the nine months ended September 30, 2008 we reported an operating loss of approximately $2.2 million (13.8% of sales) compared with operating income of approximately $3.4 million (14.9% of sales) for the same period last year. The operating income for the third quarter was derived primarily from growth in sales of higher-margin P25 digital products as well as reductions in operating expenses. The operating loss for the nine month period is attributable primarily to lower total sales and product development expenses in the first half of 2008 related to our new line of P25 digital products.

Net Interest Income

For the three and nine months ended September 30, 2008, we earned approximately $29,000 and $134,000, respectively, in net interest income compared to approximately $186,000 and $482,000 for the same periods last year. We earn interest income on our cash balances and incur interest expense on borrowings, if any, from our revolving line of credit. The decline in net interest income is derived from our lower cash position, which resulted primarily from our operating losses in 2008 as well as the payment in the fourth quarter 2007 of a cash dividend of $0.50 per share of common stock. We had no outstanding principal balance under the revolving line of credit in effect as of September 30, 2008. The interest rate on such revolving line of credit as of September 30, 2008 was variable based on the London Interbank Offering Rate (LIBOR) plus 175 basis points.

Income Taxes

We recorded income tax expense of approximately $75,000 for the three months ended September 30, 2008, compared with $740,000 for the same period last year. For the nine months ended September 30, 2008 we recorded an income tax benefit of approximately $749,000 compared with income tax expense of approximately $1.5 million for the same period last year.

As of September 30, 2008, we had a deferred tax asset of approximately $8.7 million compared to approximately $7.9 million as of December 31, 2007. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs are available to offset against any federal and state purposes, and expire starting in 2018 through 2022.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. SFAS No. 109, “Accounting for Income Taxes” requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2007, 2006 and 2005, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax asset recorded at September 30, 2008. Accordingly, no valuation allowance has been established. We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax asset recorded as of September 30, 2008.

Inflation and Changing Prices

Inflation and changing prices for the three and nine months ended September 30, 2008 did not have a material impact on our operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, net cash used in operating activities totaled approximately $3.2 million, compared to net cash provided by operating activities of approximately $2.5 million for the same period last year. Cash used in operating activities in the first nine months of 2008 was largely the result of a net loss totaling approximately $1.3 million compared to net income of approximately $2.3 million for the same period last year, as well as increases in inventories and trade receivables. Net inventories for the first nine months of 2008 increased approximately $1.0 million primarily due to slower than anticipated sales. For the same period last year, net inventories were flat. Deferred tax assets for the first nine months of 2008 increased approximately $0.8 million as a result of the pretax loss and associated tax benefit. For the same period last year deferred tax assets decreased by approximately $1.4 million. Trade receivables for the first nine months ended September 30, 2008 increased approximately $1.1 million compared to an increase of approximately $1.4 million for the same period last year, reflecting lower sales for the current period. Trade payables for the nine months ended September 30, 2008 increased approximately $1.0 million compared with $0.3 million for the same period last year, which reflects greater utilization of payment terms with suppliers. Depreciation and amortization totaled approximately $0.3 million for the nine months ended September 30, 2008, compared with $0.3 million for the same period last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products. Capital expenditures for the nine months ended September 30, 2008 were approximately $384,000 compared to approximately $674,000 for the same period last year. We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

As of September 30, 2008, we had a secured revolving credit facility with RBC Centura Bank (RBC). The facility provided a line of credit of up to $10 million.  Our obligations under the facility were secured by substantially all of our assets, principally accounts receivable and inventory. There were no borrowings under the facility as of September 30, 2008. Advances under the facility would bear interest at a variable rate equal to LIBOR plus 175 basis points and would generally be subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial covenants and the absence of events of default. As of September 30, 2008, we were in compliance with the financial covenants and there were no events of default. In accordance with the terms of the credit facility, however, there was no borrowing availability under the financial covenants as of September 30, 2008.

On October 22, 2008, we terminated the RBC credit facility and established a secured revolving credit facility with Silicon Valley Bank (SVB). The facility provides borrowing availability of up to $3.5 million and is governed by a loan and security agreement entered into between us and SVB on October 23, 2008. The facility is available on a revolving basis during the period that commenced on October 23, 2008 and ending on October 22, 2010. Under the terms and conditions of the loan and security agreement for the facility, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.

Advances under the facility will bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of October 23, 2008, the inception date of the facility, and as of the date of this report, we had no borrowings outstanding under the facility and we had approximately $2.7 million of borrowing availability under the facility.  Reference is made to Note 11 (Subsequent Events) to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding this facility.

Our cash balance at September 30, 2008 was approximately $4.9 million. We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. If sales volumes increase substantially, additional sources of working capital may be required to fulfill the demand.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements. The processes for determining the allowance for collection of trade receivables and the reserves for excess or obsolete inventory involve certain estimates and assumptions that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact the Company’s operations and financial position. Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of these critical accounting policies.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facilities, which bear interest at variable rates. As of September 30, 2008, we had no debt outstanding under the facility then in effect.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

During the third quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 10 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 5, 2008	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 5, 2008	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).