Form 10-K
period 2008-12-31
RELM WIRELESS CORP
filed 2009-03-09
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

7100 Technology Drive

West Melbourne, Florida 32904

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each Exchange on Which Registered
Common Stock, par value $.60	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, based on the closing price of such stock on the American Stock Exchange on such date, was $17,514,829.50.

As of February 28, 2009, 13,410,871 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2009 annual stockholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

TABLE OF CONTENTS

PART I

1

Item 1.          Business.

1

Item 1A.       Risk Factors

6

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

14

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

22

Item 8.          Financial Statements and Supplementary Data

23

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A(T).  Controls and Procedures

24

Item 9B.       Other Information

24

PART III

25

Item 10.        Directors, Executive Officers and Corporate Governance

25

Item 11.        Executive Compensation

25

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

25

Item 13.        Certain Relationships and Related Transactions, and Director Independence

25

Item 14.        Principal Accountant Fees and Services

25

PART IV

26

Item 15.        Exhibits and Financial Statement Schedules

26

SIGNATURES

28

i

PART I

Item 1.

Business.

General

RELM Wireless Corporation (RELM) provides two-way radio communications equipment of the highest quality and reliability.

In business for over 60 years, RELM is a public company (AMEX: RWC) designing, manufacturing and marketing wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (APCO Project 25, or P-25). Our P-25 digital products and our analog products currently function in the VHF (136MHz – 174MHz) and UHF (380MHz – 470MHz, 450MHz – 520MHz and 800 MHz) bands.

We offer products under three brand names: BK Radio, RELM/BK and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market. RELM/BK-branded products serve both of these markets.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government and public safety applications. These products have more extensive features and capabilities than those offered in the RELM and RELM/BK lines. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG product line that was launched in 2008.

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

We provide superior products and value to a wide array of customers with demanding requirements; including, for example, emergency, public safety, homeland security and military customers of federal and state government agencies, as well as various commercial enterprises.  Our two-way radio products excel in applications within harsh and hazardous conditions. They offer high-specification performance, durability and reliability at a low cost relative to comparable offerings.

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

Events of 2008

In November 2008, we were named as a contractor under a blanket purchase agreement (BPA) from the U.S. General Services Administration. This BPA will be utilized by various federal government agencies for the purchase of analog and digital radio equipment, conventional and trunked, operating in the VHF, UHF and 700/800 MHz frequency bands. The total estimated value of the BPA is $500 million over a maximum term of five years. The BPA named a select group of companies, including RELM, that meet established technical criteria. The BPA does not specify purchase dates or quantities of equipment from any particular supplier.

In October 2008, we established a $3.5 million secured revolving line of credit with Silicon Valley Bank (SVB). The secured revolving line of credit has a two-year term and is secured by substantially all of our assets, principally trade receivables and inventory. The revolving line of credit with SVB replaced our revolving line of credit with RBC Centura Bank, which we terminated prior to opening the SVB facility.

In October and June 2008, we introduced the KNG P400 and the KNG P150 P25 digital portable radios, respectively. The P400 operates in the UHF (380-470MHz) frequency band while the P150 operates in the VHF frequency band (136-174MHz). Both models are designed for the demanding needs of professional applications, including public safety, law enforcement and the military. We have never before offered P25 digital radios in the UHF band, which has precluded us from participating in that segment of the market. The P400 provides us with significant additional opportunities various agencies, such as the Departments of Defense and Homeland Security, as well as in law enforcement, among others.

In April 2008, the United States Postal Service (USPS) exercised the third extension of its exclusive supply contract with RELM. The extension is effective through July 14, 2009. The original contract, executed in July 2005, was for one year and has one remaining one-year extension at the option of the USPS. Under the terms of the contract, we became the exclusive provider of two-way portable radios and accessories to USPS installations throughout the United States and its territories and possessions, including main and associate post offices, administrative offices, training and technical centers, and headquarters. Structured as an exclusive requirements contract, we fulfill all USPS two-way radio requirements in these categories. The contract does not specify purchase dates or quantities of equipment, and is terminable by either party upon 180 days’ written notice.

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

LMR systems are the most widely-used and longest-used form of wireless dispatch communications used in the United States, having been first placed in service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional radio frequency spectrum was allocated by the FCC for LMR use.

The LMR industry has typically been characterized by slow growth, reflecting several factors:

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

Years ago, as a result of the limited spectrum availability, the Federal Communications Commission (FCC) mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively meant that the industry had to migrate to digital technology. Responding to the mandate, the Association of Public Safety Communications Officials (APCO), in concert with several LMR manufacturers, including RELM, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to: i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Accordingly, although LMR spending for many federal government agencies declined in 2008, we anticipate that expanding demand for P-25 equipment will fuel LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. Presently, the migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

By some estimates, the North American LMR market for infrastructure and subscriber units is approximately $5 billion in annual sales. Presently, one manufacturer dominates the market. However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more major companies to lockout competitors. Formerly, because of proprietary characteristics incorporated in many analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a company other than the initial provider of the system. Additionally, the system infrastructure technology was prohibitive for smaller communications companies to develop. P-25 provides an environment in which users will have a wider selection of LMR suppliers, including smaller companies such as RELM.

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

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 86% of total sales for 2008, 88% of total sales for 2007 and 82% of total sales for 2006.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Users in this market continue to use predominantly analog products. We offer products to this market under the RELM and RELM/BK brand names. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 14% of total sales for 2008, 12% of total sales for 2007 and 18% of total sales for 2006.

Engineering, Research and Development

Our engineering and development activities are conducted by a team of 22 employees combined with contract engineering resources. Their primary development focus is the design of our line of next generation P-25 digital products, the KNG Series. The first two models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Additional products in the KNG line are planned for introduction in 2009 and beyond. During 2008 we deployed more resources to the development of KNG products to speed their completion and expand their competitive advantages.

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

For 2008, 2007 and 2006, our engineering and development expenses were approximately $4.5 million, $2.9 million and $3.1 million, respectively.

Intellectual Property

We presently have no United States patents in force. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. We also rely on trade secret laws and employee and third party non-disclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available for every aspect of our manufacturing. Consistent with that strategy, for many years we have successfully utilized outside contract arrangements for different segments of our manufacturing operations. These arrangements, some of which are with offshore concerns, have been managed and updated to meet our present requirements, and continue to be instrumental in controlling our product costs, allowing us to improve our competitive position and gross margins.

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

We plan to continue to utilize contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product; all of which contributes toward minimized product costs. To ensure that products manufactured by others meet our quality standards, our production and engineering team works closely with our ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers.

We retain all document control. We also work with our contract manufacturers to improve process control and product design, and conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases. During 2008, 2007, and 2006, our operations have not been impaired due to delays from single source suppliers. However, the absence of a single source component could delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

Demand for our BK Radio-branded products is typically the greatest during the summer season because of the increased forest fire activity during that time of year and our high concentration of sales to agencies that participate in fire-suppression efforts.

Significant Customers

Sales to the United States Government represented approximately 42%, 57% and 53% of our total sales for the years ended December 31, 2008, 2007 and 2006, respectively. These sales were primarily to agencies of the United States Forest Service (USFS) and the DOI.

Backlog

Our order backlog was approximately $2.6 million, $2.1 million, and $3.3 million as of December 31, 2008, 2007 and 2006, respectively.

Competition

We compete with many domestic and foreign companies primarily in the North American market. One dominant competitor holds a significant market share. We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2008, we had 91 full-time employees, most of whom are located at our West Melbourne, Florida facility; 42 of these employees are engaged in direct manufacturing or manufacturing support, 22 in engineering, 18 in sales and marketing, and 9 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of wireless communications equipment by customer location:

	2008	2007	2006
	(in Millions)
United States	$18.8	$26.8	$31.9
Other International	0.4	0.2	0.5
Total	$19.2	$27.0	$32.4

Item 1A.

Risk Factors

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.

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

We are engaged in a highly competitive industry

We face intense competition from other LMR manufacturers, and the failure to compete effectively could adversely affect our market share, financial condition and results of operations. The largest producer of LMR products in the world currently is estimated to have well in excess of half the market for LMR products. This producer is also the world’s largest producer of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and producing LMR products. These advantages may allow them:

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

Many of our competitors have established extensive networks of sales locations and multiple distribution channels, and thus enjoy a competitive advantage over us in these areas as well. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

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

We face a number of risks related to the recent financial crisis

The ongoing financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit and equity markets and rapid deterioration of the U.S. economy. This financial crisis could impact our business, liquidity and financial condition in a number of ways, including:

•

Potential Deferment or Reduction of Purchases by Customers: Significant budget deficits and limited appropriations confronting our federal, state and local government customers may cause them to defer or reduce purchases of our products. Furthermore, uncertainty about current and future economic conditions may cause customers to defer purchases of our products in response to tighter credit and decreased cash availability Accordingly, future demand for our products could differ materially from our current expectations.

•

Customers’ Inability to Obtain Financing to Fund their Operations: Some of our customers require substantial financing in order to fund their operations. Insolvencies of our customers would adversely impact our business and financial condition. Accordingly, there are increased risks of excess and obsolete inventories, reduced cash collections from customers, increased reserves for doubtful accounts and write-offs of accounts receivable.

•

Negative Impact from Increased Financial Pressures on Third-Party Dealers and Distributors: We make sales to certain of our customers through third-party dealers and distributors. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition these end customers to purchase our products from other third parties, or from us directly, it could adversely impact our operating results and financial condition.

•

Negative Impact from Increased Financial Pressures on Key Suppliers and Contract Manufacturers: Our ability to meet customers’ demands depends, in part, on the ability of our contract manufacturers to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, which could adversely impact our operating results and financial condition. Equally, if certain contract manufacturers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption of available product, which could adversely impact our operating results and financial condition. In addition, credit constraints at either key suppliers or contract manufacturers could result in accelerated payment of accounts payable by us, impacting our cash flow.

•

Limited Access by Us to Credit and Capital: Although we do not anticipate needing additional capital in the near term, the financial crisis may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have outstanding borrowings of $1.5 million under our credit facility with SVB. The loan and security agreement governing the credit facility contains certain financial maintenance and restrictive covenants.  For instance, we are required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.75:1.00 and (2) “tangible net worth” (as defined in the loan and security agreement) of at least $24 million increasing by (i) 50% of quarterly net profits and (ii) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt. Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of the outstanding borrowings at the time of occurrence, which could have a material adverse effect on our financial condition. We are currently in compliance with all of these covenants. However, there is no assurance that we will be able to comply with these covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner and on acceptable terms or at all.

We depend heavily on sales to government agencies

A significant portion of our sales are derived from sales to federal, state, and local government agencies. Sales to government agencies present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors and the government’s reservation of the right to cancel contracts for its convenience. The bidding cycle for a request for proposal, or RFP, and contract award stage can take months before a contract is awarded and the related government funding process can prolong the bidding cycle as well. We expect that sales to government agencies will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles and lower margins. Further, changes in governmental budget priorities could result in decreased opportunities for us with these agencies.

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2008, approximately 42% of our LMR sales were to agencies and departments of the federal government. These sales were primarily to the USFS and the DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

We have deferred tax assets that we may not be able to use under certain circumstances

If we incur future operating losses, we may be required to offset some or all of our deferred tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation may have a material impact on future results. If we do not achieve sufficient federal taxable income in future years to utilize all or some of our net operating loss carry forwards, they will expire.

Retention of our executive officers and key personnel is critical to our business

Our success is largely dependent on the personal efforts of our President and Chief Executive Officer, Chief Financial Officer, and our Chief Technology Officer, as well as other key executives and employees. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. We carry key-man life insurance of $5 million on the life of our President and Chief Executive Officer. Notwithstanding such life insurance, the loss of services from any of our executive officers or these other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. There can be no assurance that we will complete any asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, continued development of our LMR product lines through internal development and growth in our customer base. This growth and continued development, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be adversely affected.

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

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. We place a substantial amount of emphasis on manufacturing in other countries. Approximately 60% of our material, subassembly and product procurements in 2008 were sourced internationally. Accordingly, we are subject to special considerations and significant risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

We carry substantial quantities of inventory

We carry a significant amount of inventory to service customer requirements in a timely manner. If we are unable to sell this inventory over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our net sales and gross margins. In addition, it is critical to our success that we accurately predict trends in customer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could harm our business, operating results and financial condition.

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights

We own no United States patents. We hold several trademarks related to the “RELM” and “BK Radio” names and certain product names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. Although we believe that trademark protection, trade secret laws and non-disclosure agreements should prevent another party from manufacturing and selling competing products under one or more of our trademarks or otherwise violating our intellectual property rights, there can be no assurance that the steps we have taken to protect our intellectual property rights will be successful. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

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

•

changes in earnings estimates by us or our competitors or by securities analysts;

•

additions or departures of our key personnel; and

•

sales of our common stock.

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

Any successful infringement claim against us could have an adverse affect on our financial condition

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

There is no assurance that we will pay future cash dividends on our common stock

Although we paid a special cash dividend of $0.50 per share of common stock in October 2007, we have no intention of paying future cash dividends on our common stock. This special cash dividend was the first cash dividend we have ever paid on our common stock. The declaration and payment of future cash dividends, if any, on our common stock is subject to our Board of Directors’ discretion and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility prohibits us from paying cash dividends on our common stock.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 1.8 million of our shares of outstanding common stock as of December 31, 2008 are owned by certain of our executive officers and directors and their affiliates and other persons holding restricted shares, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 87% of our outstanding shares of common stock as of December 31, 2008 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Owned

We do not own any real estate.

Leased

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, we executed the first amendment to the lease, which reduces the amount of the monthly base rent payment and extends the expiration date to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $503,000, $464,000 and $477,000 in 2008, 2007 and 2006, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease expires on December 31, 2009. Rental, maintenance and tax expenses for this facility were approximately $81,000 for 2008, 2007 and 2006.

Item 3.

Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending claims or legal matters as of December 31, 2008.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the American Stock Exchange under the symbol “RWC.” The following tables set forth the high and low closing sales price for our common stock for the quarterly periods for the years ended December 31, 2008 and 2007, as reported by the American Stock Exchange.

Common Stock

	High	Low
2008 Quarter Ended
First Quarter	$3.10	$1.50
Second Quarter	1.96	1.45
Third Quarter	1.55	1.15
Fourth Quarter	1.15	0.49

	High	Low
2007 Quarter Ended
First Quarter	$6.43	$3.97
Second Quarter	5.22	3.83
Third Quarter	5.62	4.04
Fourth Quarter	4.79	3.00

(b) Holders.

On February 28, 2009, there were 1,081 holders of record of our common stock.

(c) Dividends.

In September 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to stockholders of record on October 10, 2007. No cash dividends were paid during 2008 and there is no intention of paying cash dividends in the future. The declaration and payment of future cash dividends, if any, is subject to the Board of Directors’ discretion and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility prohibits us from paying cash dividends on our common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our 2009 meeting of stockholders.

(e) Performance Graph.

The following graph compares the five-year cumulative total stockholder return on our common stock with the five-year cumulative total return of the American Stock Exchange Total Return Index (U.S.) (the “AMEX Composite”) and the American Stock Exchange Technology Index (the “AMEX Technology”). The comparisons cover the five years ended December 31, 2008 and are based on an assumed investment of $100 as of December 31, 2003 and the reinvestment of any dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast future performance of our common stock.

	AMEX Composite	AMEX Technology	RELM

12/31/2003	$100.00	$100.00	$100.00
12/31/2004	124.13	135.78	145.16
12/31/2005	155.00	116.33	471.61
12/31/2006	184.30	125.97	387.10
12/31/2007	217.52	110.60	225.86
12/31/2008	132.72	51.75	53.06

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

Item 6.

Selected Financial Data

The following table summarizes selected financial data and balance sheet data of RELM which are derived from and should be read in conjunction with our audited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data (In Thousands, except per share data)

	Years ended December 31
	2008	2007	2006	2005	2004
Sales, net	$19,175	$26,976	$32,445	$28,519	$20,656
(Loss) income before income taxes	$(2,912)	$2,817	$5,925	$5,527	$1,660
Net (loss) income	$(1,626)	$1,846	$3,427	$10,292	$7,877
Net (loss) income per share-basic	$(0.12)	$0.14	$0.26	$0.79	$0.68
Net (loss) income per share-diluted	$(0.12)	$0.13	$0.24	$0.75	$0.65

•

Tax benefit of approximately $1.3 million is included in the results for 2008. Non-cash tax expense of approximately $1.0 million and $2.3 million is included in the results for 2007 and 2006, respectively, while the results for 2005 and 2004 include a non-cash tax benefit of approximately $4.8 million and $6.2 million, respectively. The tax benefits and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” included elsewhere in this report.

•

Share-based employee compensation expense totaling approximately $64,000, $222,000 and $827,000 is included in the results for 2008, 2007 and 2006, respectively.

•

In September 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to stockholders of record on October 10, 2007.

Balance Sheet Data (In Thousands)

	As of December 31
	2008	2007	2006	2005	2004
Working Capital	$16,633	$20,634	$25,597	$18,883	$10,951
Total assets	$30,622	$30,145	$35,306	$31,116	$19,693
Long-term debt	$1,500	$-0-	$-0-	$-0-	$-0-
Total stockholders’ equity	$26,244	$27,794	$32,301	$27,818	$17,454

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Overall, our operating results declined in 2008 compared with the previous year as sales and gross margins were below 2007 levels while selling, general and administrative expenses increased as a result of engineering and product development initiatives. Consequently, we reported a net loss for 2008, versus net income for 2007. As a result of our additional investment in engineering and new product development, however, we have launched our new KNG line of P25 digital products; introducing the first three models, each in three different frequency bands. Two of these bands open to us markets that we have not been able to address previously. We anticipate introducing additional new products in this line in 2009 and beyond.

Sales decreased as procurement activity from our principal customers, particularly those in federal government agencies declined from the previous year. We believe this trend is consistent with overall federal LMR procurements as indicated in publicly available reports. Sales to business and commercial customers decreased as well. Total sales for 2008 were approximately $19.2 million compared with $27.0 million last year. Sales of P25 digital products totaled approximately $8.0 million for 2008 compared with $13.2 million last year.

Lower gross margins in 2008 versus 2007 were a reflection of a less favorable mix of product sales and lower manufacturing volumes.

Although we reduced selling and marketing and general and administrative expenses in 2008 compared with 2007, we increased engineering and product development expenses related to our new KNG line of P25 products. The increase in these expenses more than offset reductions in selling and marketing and general and administrative expenses, which resulted in higher combined selling, general and administrative expenses in 2008 versus 2007.

We reported a pre-tax loss of $2.9 million in 2008 compared with pre-tax income of $2.8 million in 2007. A tax benefit of $1.3 million was realized for 2008, compared with tax expense of $1.0 million for 2007. We realized a net loss of $1.6 million, or $0.12 per basic and diluted share, for 2008, compared with net income of $1.8 million, or $0.14 per basic share and $0.13 per fully diluted share, for 2007.

As of December 31, 2008, we had $5.5 million in cash and $16.6 million of working capital, and long-term debt of $1.5 million.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percent of sales:

	Percent of Sales for Years Ended December 31
	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of products	(52.7)	(48.8)	(46.1)
Gross margin	47.3	51.2	53.9
Selling, general and administrative expenses	(63.2)	(42.8)	(36.6)
Net interest income	0.7	2.2	0.9
Other income (expense)	0.0	(0.2)	0.1
(Loss) income before income tax expense	(15.2)	10.4	18.3
Income(loss) taxes benefit (expense)	6.7	(3.6)	(7.7)
Net (Loss) income	(8.5)%	6.8%	10.6%

Fiscal Year 2008 Compared With Fiscal Year 2007

Sales, net

Sales in our primary markets of government and public safety and commercial, business and industrial declined in 2008 compared with the prior year. Net sales for 2008 totaled $19.2 million compared with $27.0 million in 2007, a decrease of $7.8 million or 28.9%. Sales of P25 digital products in 2008 were $8.0 million, or 41.6% of total sales, compared with $13.2 million or 48.8% of sales for 2007.

Purchases by our largest legacy customers suffered throughout 2008 as these federal agencies struggled with funding and contract issues which impacted both our total sales and P25 digital sales. Additionally, the initial products in our new KNG line of P25 digital radios were introduced later in the year which limited our effectiveness in penetrating and realizing sales to agencies or other organizations that have not previously been customers.

In our new KNG line, we have now completed and introduced P25 digital products operating in VHF, UHF, and 800MHz. We have never before had P25 digital UHF or 800MHz products in our portfolio. We believe these products will expand our addressable market and enhance our future prospects for sales growth.

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2008 was 52.7% compared with 48.8% in 2007.

Changes in our cost of products are primarily related to the mix of products sold and manufacturing volumes. In 2008, sales of higher margin products declined from the previous year. Also, due to lower total sales, our manufacturing volumes decreased. Accordingly, we did not fully utilize and absorb our base of manufacturing expenses. The combination of these factors increased overall product costs and decreased gross margins. In response to these conditions, during 2008 we took steps to adjust operations and reduce related expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. Furthermore, we regularly evaluate contract manufacturing alternatives to improve quality, responsiveness, and cost. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. We believe as sales grow, particularly those of P25 digital products, we should realize improved production efficiencies, and gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) consist of sales, marketing, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expenses.

For 2008, SG&A expenses totaled approximately $12.1 million or 63.2% of sales compared with approximately $11.6 million or 42.8% or sales.

Engineering and product development expenses in 2008 increased by approximately $1.6 million, or 55.1% of sales, to $4.5 million compared with $2.9 million in 2007. This increase was entirely driven by the application of additional variable engineering resources to speed the completion and introduction of products of our new line of P25 digital radios. During 2008 and the first quarter of 2009, we completed and introduced new P25 digital radios operating in the VHF, UHF, and 800MHz frequencies. The models operating in UHF and 800MHz frequencies are particularly important because such products have never before been part of our product line, and therefore we have not previously been able to address opportunities in these portions of the market. We believe these products expand our addressable market and should be a source of sales growth in the future. We anticipate developing more products in the line in 2009 and beyond. Completing these products and bringing them to market will continue to require investment.

Selling and marketing expenses decreased by approximately $618,000, or 11.8% of sales, to $4.6 million compared with $5.2 million for the previous year. This decline was primarily due to reduced commissions from lower sales. Also, responding to lower sales, we reduced sales and marketing payroll and related expenses.

General and administrative expenses decreased by approximately $426,000, or 12.6% of sales, to $3.0 million compared with $3.4 million for the previous year. This was primarily attributed to reductions in professional fees and headquarters expenses.

Operating Income

We reported an operating loss of approximately $3.0 million for 2008, compared with operating income of $2.3 million last year. During 2008, total sales decreased and the mix of product sales was less favorable, with the decline in sales of higher-margin P-25 digital products, compared with last year. These factors combined to adversely impact operating income.

Interest Income, net

For 2008, we earned approximately $143,000 in net interest income compared to $598,000 for the prior year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The decline in net interest income is derived from our lower cash position, which resulted primarily from our operating loss in 2008 as well as the payment in the fourth quarter 2007 of a cash dividend of $0.50 per share of common stock. Also, interest rates declined in 2008 compared with the previous year. We had $1.5 million outstanding under the revolving line of credit as of December 31, 2008. The interest rate on such revolving line of credit is variable based on the prime rate plus 100 basis points.

Income Taxes

Income tax benefit for 2008 totaled approximately $1.3 million compared with tax expense of $1.0 million for the prior year. The benefit and expense for each year is largely non-cash as a result of our deferred tax asset related primarily to federal and state net operating loss carryforwards.

As of December 31, 2008, our deferred tax asset totaled approximately $9.2 million. This asset is primarily composed of net operating loss carryforwards (NOLs). These NOLs are available for federal and state purposes, and expire starting in 2018.

In order to fully realize the net deferred tax asset, we will need to generate sufficient taxable income in future years prior to the expiration of our NOLs. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109) requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit is based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results during 2008, 2007 and 2006 and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our deferred tax assets recorded at December 31, 2008.

We cannot presently estimate what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. If we incur future losses, it may be necessary to record an additional valuation allowance related to the deferred tax asset recorded as of December 31, 2008.

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

As of December 31, 2007, our deferred tax asset totaled approximately $7.9 million. This asset is primarily composed of net operating loss carryforwards (NOLs). These NOLs are available for federal and state purposes, and expire starting in 2018.

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

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 2008, 2007 and 2006 did not have a material impact on our operations.

Liquidity and Capital Resources

 For the year ended December 31, 2008, net cash used in operating activities totaled approximately $4.1 million, compared to net cash provided by operating activities of approximately $2.6 million for the previous year. Cash used in operating activities for 2008 was largely the result of capitalized software and a net loss for the year, as well as an increase in inventory. During 2008, we incurred approximately $1.7 million for software development associated with our new KNG line of P25 digital products. There was no comparable investment during the previous year. We recorded a net loss for 2008 totaling approximately $1.6 million compared to net income of approximately $1.8 million in 2007.  Net inventories for 2008 increased approximately $0.9 million primarily due to slower than anticipated sales. For the prior year, net inventories increased approximately $1.8 million. For 2008, deferred tax assets increased approximately $1.3 million as a result of the pretax loss and associated tax benefit. For the same period last year deferred tax assets decreased by approximately $0.9 million.  Trade receivables at the end of 2008 decreased approximately $0.2 million compared to a decrease of approximately $1.6 million last year, reflecting lower sales in 2008. Trade payables as of December 31, 2008 increased approximately $0.7 million, while remaining flat during the previous year, which reflects greater utilization of payment terms with our suppliers. Depreciation and amortization totaled approximately $0.4 million for 2008, which is largely unchanged from the previous year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products and manufacturing operations. Capital expenditures for 2008 were approximately $432,000 compared to approximately $862,000 for the same period last year. We anticipate that future capital expenditures will be funded through our existing cash balance, our revolving line of credit and operating cash flow.

In October 2008, we established a secured revolving credit facility with Silicon Valley Bank (SVB), while simultaneously terminating a similar credit facility with RBC Centura Bank. The SVB facility provides borrowing availability of up to $3.5 million and is governed by a loan and security agreement entered into between us and SVB. The facility is available on a revolving basis during the period that commenced on October 23, 2008 and ending on October 22, 2010. Under the terms and conditions of the loan and security agreement for the facility, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. For additional information about the terms and conditions of the loan and security agreement, reference is made to Note 5 (Debt) of the Consolidated Financial Statements included elsewhere in this report.

Advances under the facility will bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of December 31, 2008, we had $1.5 million of borrowings outstanding under the facility and approximately $293,000 of additional borrowing availability.

Our cash balance at December 31, 2008 was approximately $5.5 million. We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. However, although we do not anticipate needing additional capital in the near term, the current financial crisis and adverse economic conditions may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. In addition, we face a number of other risks related to the financial crisis that may impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors—“We face a number of risks related to the financial crisis.”

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2008:

	Payments due by year ending December 31,
	Total	2009	2010	2011	2012	2013
	(In Thousands)
Future minimum lease commitments	$2,770	$554	$554	$554	$554	$554
Revolving credit facility	1,500	—	1,500	—	—	—
Purchase orders	1,753	1,753	—	—	—	—
Total	$6,023	$2,307	$2,054	$554	$554	$554

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, we executed the first amendment to the lease, which reduces the amount of the monthly base rent payment and extends the expiration date to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $503,000, $464,000 and $477,000 in 2008, 2007 and 2006, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease expires on December 31, 2009. Rental, maintenance and tax expenses for this facility were approximately $81,000 for 2008, 2007 and 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

 In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  The Company will adopt SFAS 157 for the non-financial items in 2009.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on our earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at the prime rate plus 100 basis points. As of December 31, 2008, we had $1.5 million in outstanding borrowings under this facility bearing interest at 5.00%.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing the financial and operating status of RELM. The processes for determining the allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes, involve certain assumptions that if incorrect could create an adverse impact on RELM's operations and financial position.

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

Allowance for Collection Losses

The allowance for collection losses was approximately $81,000 on gross trade receivables of approximately $1.9 million as of December 31, 2008. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2008. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2008 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 2.8% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance.

Excess and Obsolete Inventory

The reserve for slow-moving, excess, or obsolete inventory was approximately $2.4 million at December 31, 2008 as compared to approximately $2.2 million at December 31, 2007. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish a reserve based upon several factors including but not limited to business forecasts, inventory quantities and historic usage profile. We also review actual recovery experience on the sale of excess or obsolete inventory in order to assure that the analysis and reserve are reasonable.

Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management. Based on the review, considering business levels, future prospects, new products and technology changes, the valuation of specific inventory items may be adjusted to reflect an accurate valuation, in the business judgment of management. Management also performs a determination of net realizable value for all finished goods with a selling price below cost. For all such items, the inventory is valued at not more than the selling price.

Software Development

We account for the costs of software within our products in accordance with SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on the estimated economic life of the product. Net capitalized software costs totaled $1.7 million as of December 31, 2008.

Income Taxes

We account for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”, as modified by FIN 48. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2008, 2007 and 2006, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Item 8.

Financial Statements and Supplementary Data

See pages F-1 through F-18

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RELM Wireless Corporation

Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Miami, Florida

March 6, 2009

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$5,475	$8,452
Trade accounts receivable (net of allowance for doubtful accounts of $81 in 2008 and $52 in 2007)	1,769	1,992
Inventories, net	9,774	8,899
Deferred tax assets	1,562	2,545
Prepaid expenses and other current assets	931	1,097
Total current assets	19,511	22,985
Property, plant and equipment, net	1,386	1,338
Deferred tax assets, net	7,638	5,359
Capitalized software, net	1,732	—
Other assets	355	463
Total assets	$30,622	$30,145

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,849	$1,161
Accrued compensation and related taxes	617	687
Accrued warranty expense	302	240
Accrued other expenses and other current liabilities	110	263
Total current liabilities	2,878	2,351
Long-term debt	1,500	—
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,410,871 and 13,395,871 issued and outstanding shares at December 31, 2008 and 2007, respectively	8,046	8,037
Additional paid-in capital	24,020	23,953
Accumulated deficit	(5,822)	(4,196)
Total stockholders' equity	26,244	27,794
Total liabilities and stockholders' equity	$30,622	$30,145

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Sales, net	$19,175	$26,976	$32,445
Expenses
Cost of products	10,105	13,154	14,968
Selling, general and administrative	12,119	11,554	11,869
	22,224	24,708	26,837
Operating (loss) income	(3,049)	2,268	5,608
Other income (expense):
Interest expense	(7)	(4)	(21)
Interest income	150	602	306
Other (expense) income	(6)	(49)	32
Total other income (expense)	137	549	317
(Loss) income before income taxes	(2,912)	2,817	5,925
Income tax (expense) benefit	1,286	(971)	(2,498)
Net (loss) income	$(1,626)	$1,846	$3,427
Net (loss) income per share-basic:	$(0.12)	$0.14	$0.26
Net (loss) income per share-diluted:	$(0.12)	$0.13	$0.24
Weighted average shares outstanding-basic	13,403	13,362	13,278
Weighted average shares outstanding-dilute	13,403	14,062	14,196

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in Thousands, except share data)

	Common Stock		Additional paid-In Capital	Accumulated Earnings (Deficit)	Total
	Shares	Amount
Balance at December 31, 2005	13,135,324	$7,878	$22,711	$(2,771)	$27,818
Common stock option exercise	206,337	126	103	—	229
Share-based compensation expense	—	—	827	—	827
Net income	—	—	—	3,427	3,427
Balance at December 31, 2006	13,341,661	8,004	23,641	656	32,301
Common stock option exercise	54,210	33	90	—	123
Share-based compensation expense	—	—	222	—	222
Cash dividends paid	—	—	—	(6,698)	(6,698)
Net income	—	—	—	1,846	1,846
Balance at December 31, 2007	13,395,871	8,037	23,953	(4,196)	27,794
Common stock option exercise	15,000	9	3	—	12
Share-based compensation expense	—	—	64	—	64
Net loss	—	—	—	(1,626)	(1,626)
Balance at December 31, 2008	13,410,871	$8,046	$24,020	$(5,822)	$26,244

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(in Thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(1,626)	$1,846	$3,427
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Allowance for doubtful accounts	28	(15)	(12)
Inventories reserve	331	352	318
Deferred tax (expense) benefit	(1,296)	946	2,339
Depreciation and amortization	384	390	531
Share-based compensation expense	64	222	827
Loss on disposal of long-lived assets	—	47	—
Changes in operating assets and liabilities:
Accounts receivable	195	1,588	1,951
Inventories	(1,206)	(1,811)	(667)
Prepaid expenses and other current assets	166	(256)	(371)
Capitalized software	(1,732)	—	—
Other assets	108	(32)	(73)
Accounts payable	688	(11)	(347)
Accrued compensation and related taxes	(70)	(547)	(46)
Accrued warranty expense	62	35	52
Accrued other expenses and other current liabilities	(153)	(131)	49
Net cash (used in) provided by operating activities	(4,057)	2,623	7,978

Cash flows from investing activities
Purchases of property, plant and equipment	(432)	(862)	(224)
Net cash (used in) investing activities	(432)	(862)	(224)

Cash flows from financing activities
Proceeds from issuance of common stock	12	123	229
Dividends paid on common stock	—	(6,698)	—
Proceeds from debt	1,500	—	—
Net cash provided by (used in) financing activities	1,512	(6,575)	229
(Decrease) increase in cash	(2,977)	(4,814)	7,983
Cash and cash equivalents, beginning of year	8,452	13,266	5,283
Cash and cash equivalents, end of year	$5,475	$8,452	$13,266
Supplemental disclosure
Cash paid for interest	$7	$4	$21
Cash paid for income taxes	$38	$142	$182
Non-cash financing activity Conversion of stock options to stockholders' equity	$—	$—	$15

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentage)

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

Inventories

Inventories are stated at the lower of cost (determined by the average cost method) or market. Freight costs are classified as a component of cost of products in the accompanying consolidated statements of operations.

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2008.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2008 is adequate.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, as modified by FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2008, 2007 and 2006, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2008 and 2007, accounts receivable from governmental customers were approximately $727 and $428, respectively. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations and are comparable to losses for the portfolio as a whole.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2008, the Company had cash and cash equivalents in excess of FDIC limits of approximately $5,225.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. The Company also places a substantial emphasis on manufacturing in other countries. Approximately 60% of the Company’s material, subassembly and product procurements in 2008 were sourced internationally, compared to 86% in 2007. Purchase orders are placed with these vendors from time to time and there are no guaranteed supply arrangements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense are classified as part of selling, general and administrative in the accompanying consolidated statement of operations for the years ended December 31, 2008, 2007, and 2006 , and totaled $410, $426, and $731, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the year ended December 31, 2008, 2007, and 2006 are research and development costs of $4,527, $2,918, and $3,079, respectively.

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

Earnings Per Share

Earnings per share amounts are computed and presented for all periods in accordance with SFAS No. 128, “Earnings per Share.”

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Pursuant to SFAS No. 130, “Reporting Comprehensive Income”, the Company is required to report comprehensive (loss) income and its components in its consolidated financial statements. The Company does not have any significant components of other comprehensive (loss) income to be reported under SFAS No. 130. Total comprehensive (loss) income is equal to net (loss) income reported for all periods presented in the consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  The Company will adopt SFAS 157 for the non-financial items in 2009.In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on our earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

2.

Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2008	2007

Finished goods	$4,294	$3,060
Work in process	3,044	2,906
Raw materials	2,436	2,933
	$9,774	$8,899

Changes in the allowance for obsolete and slow moving inventory is as follows:

	Years Ended December 31,
	2008	2007	2006

Balance, beginning of year	$2,224	$2,960	$2,642
Charged to cost of sales	331	352	318
Disposal of inventory	(150)	(1,088)	—
Balance, end of year	$2, 405	$2,224	$2,960

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

3.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts is composed of the following:

	Years Ended December 31,
	2008	2007	2006

Balance, beginning of year	$52	$67	$79
Provision for doubtful accounts	102	35	—
Uncollectible accounts written off	(73)	(50)	(12)
Balance, end of year	$81	$52	$67

4.

Property, Plant and Equipment, net

Property, plant and equipment, net as of December 31, 2008, and 2007 include the following:

	2008	2007

Leasehold improvements	$259	$243
Machinery and equipment	4,020	3,603
Less accumulated depreciation and amortization	(2,893)	(2,508)
Property, plant and equipment, net	$1,386	$1,338

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $384, $390 and $531, respectively.

During the year ended December 31, 2007, the Company wrote off $1,815 of tooling with a loss of $47.

5.

Debt

On October 23, 2008, the Company, RELM Communications, Inc., the Company’s wholly-owned subsidiary, and SVB, as lender, entered into a Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $3,500 (the “SVB Credit Facility”). The SVB Credit Facility replaced the Company’s then-existing secured revolving credit facility with RBC, which the Company terminated immediately prior to entering into the SVB Credit Facility.

The SVB Credit Facility is available on a revolving basis during the period commencing on October 23, 2008 and ending on October 22, 2010. Under the terms and conditions of the Loan and Security Agreement, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.  For instance, the Company is required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the Loan and Security Agreement) of at least 1.75 : 1.00 and (2) “tangible net worth” (as defined in the Loan and Security Agreement) of at least $24 million increasing by (i) 50% of quarterly net profits and (ii) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt. Violation of this covenant is not an event of default when no borrowings are outstanding. Furthermore, the Company is prohibited from paying cash dividends on its common stock.

Advances under the SVB Credit Facility will bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime the Company’s quarterly net income is greater than $1,000. At December 31, 2008 the interest rate was 5%. Under the terms and conditions of the Loan and Security Agreement, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the Loan and Security Agreement, the Company’s obligations are secured by

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

5.

Debt (Continued)

substantially all of its assets, principally accounts receivable and inventory. The Company was in compliance with all covenants under the Loan and Security Agreement as of the date of this report. At December 31, 2008, the Company had $1,500 outstanding under the SVB Credit Facility and it had approximately $293 of borrowing available under the SVB Credit Facility

In December 2007, the Company established a secured revolving credit facility with RBC Centura Bank (“RBC”) to replace a secured revolving credit facility with Silicon Valley Bank (“SVB”), which was due to expire on January 1, 2008. The RBC facility provided borrowing availability of up to $10,000. The secured revolving credit facility with SVB had borrowing availability of up to $3,500. There were no borrowings outstanding under the SVB facility on the date of termination, nor were there any borrowings under the RBC facility as of December 31, 2007.

6.

Leases

The Company leases approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, the lease was amended to reduce the monthly rent expense and extend the expiration date by five years to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $503, $464 and $477 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The Company relocated to this facility in April 2005 from a facility of approximately 3,800 square feet that the Company had leased for two years. This current lease has a term of five years and expires December 31, 2009 with an option to renew for another five years. Rental, maintenance and tax expenses for this new facility were approximately $81 for the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008, the future minimum lease commitments amount to: $554 in each of the years 2009 through 2013.

7.

Accounting for Software Costs

The Company accounts for the cost of product software in accordance with SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, which is expected in 2009, development costs for that product are amortized over periods not exceeding five years, based on the estimated economic life of the product. Net capitalized software costs totaled $1,731 as of December 31, 2008. There were no capitalized software costs as of December 31, 2007. No amortization expense for capitalized software was recorded for the year ended December 31, 2008.

8.

Income Taxes

The income tax (expense) benefit is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$7	$(23)	$(139)
State	3	(2)	(20)
	10	(25)	(159)
Deferred:
Federal	(1,151)	(836)	(2,126)
State	(145)	(110)	(213)
	(1,296)	(946)	(2,339)
	$(1,286)	$(971)	$(2,498)

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes (Continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2008	2007	2006

Statutory U.S. income tax rate	(34.00)%	34.00%	34.00%
States taxes, net of federal benefit	2.97%	3.63%	3.63%
Permanent differences	0.58%	2.18%	5.47%
Change in valuation allowance	(0.63)%	13.48%	0.00%
Change in net operating loss carryforwards and tax credits	(9.62)%	(13.67)%	(6.35)%
Alternative minimum taxes	0.00%	1.00%	2.35%
Other	(3.52)%	(5.93)%	3.08%

Effective income tax rate	(44.22)%	34.69%	42.18%

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2008		2007
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$—	$6,738	$1,151	$4,389
Tax credits	—	856	—	747
Section 263A costs	268	—	208	—
Research & development costs	132	378	139	532

Asset reserves:
Bad debts	29	—	20	—
Inventory reserve	862	—	837	—

Accrued expenses:
Non qualified stock options	—	101	—	80
Compensation	163	—	100	—
Warranty	108	—	90	—
Deferred tax assets	1,562	8,073	2,545	5,748
Less APIC pool reserve	—	(362)	—	(380)
Total deferred tax assets	1,562	7,711	2,545	5,368

Deferred tax liabilities:
Depreciation	—	(73)	—	(9)
Total deferred tax liabilities	—	(73)	—	(9)

Net deferred tax assets	$1,562	$7,638	$2,545	$5,359

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes (Continued)

As of December 31, 2008, the Company had a net deferred tax asset of approximately $9,200. This asset is primarily composed of net operating loss carry forwards (NOLs). The NOLs total $16,519 for federal and $20,926 for state purposes, with expirations starting in 2018. Federal and state NOLs include $362 in APIC pool amounts which are fully reserved with a valuation allowance until such time they are eventually realized as an increase to additional paid in capital. Included in the Company’s NOLs as of December 31, 2008 is approximately $1,000 from the exercises of stock options. The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $362 and is reserved through a valuation allowance at December 31, 2008, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

During 2008 and 2007, the Company generated $2,985 and utilized $1,981, respectively, of its NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s history of operating results, its current and anticipated customer base and contracts, its new product introductions, certain tax planning strategies and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2008, 2007, and 2006. Statement of Financial Accounting Standards No.109, “Accounting for Income Tax” (SFAS 109) requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset. Based on this evaluation, the weight of available evidence supports the conclusion that the Company is more likely than not to realize the benefit of its deferred tax assets. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s deferred tax asset may be necessary. If future losses are incurred, it may be necessary to reduce some or the entire deferred tax asset recognized as of December 31, 2008. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The 2008 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2008, 2007, and 2006, the Company incurred $0, $23, and $139, respectively, in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards.

In June 2006 the Financial Accounting Standards Board (FASB) issued interpretation no. 48, “Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007.

As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required for 2007 or 2008. The amount of unrecognized tax positions did not change and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes (Continued)

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2008 are reported as a component of income tax expense.

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company’s federal income tax returns for calendar years 2005, 2006, and 2007 are subject to examination by the Internal Revenue Service.

9.

Income Per Share

The following table sets the computation of basic and diluted income per share:

	Years ended December 31,
	2008	2007	2006
Numerator:
Net (loss) income from continuing operations numerator for basic and diluted earnings per share	$(1,626)	$1,846	$3,427
Denominator:
Denominator for basic earnings per share weighted average shares	13,402,597	13,362,174	13,278,429
Effect of dilutive securities:
Stock options	—	699,918	917,850
Denominator for diluted earnings per share weighted average shares	13,402,597	14,062,092	14,196,279
Basic (loss) income per share	$(0.12)	$0.14	$0.26
Diluted (loss) income per share	$(0.12)	$0.13	$0.24

Approximately 1,192,000 and 129,000 stock options for the years ended December 31, 2008 and 2007, respectively, were excluded from the calculation because they were anti-dilutive.

10.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, the Company recorded $64, $222 and $827 of non-cash share-based employee compensation expense during the years ended December 31, 2008, 2007, and 2006, respectively, and is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations.  No amount of non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the years ended December 31, 2008, 2007 and 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

10.

Non-Cash Share-Based Employee Compensation (Continued)

based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2008	FY 2007	FY 2006
Expected Volatility	61.7% - 88.7%	64.2% - 89.4%	69.5% - 104.6%
Weighted-Average Volatility	81.66%	70.52%	98.02%
Expected Dividends	0.00	0.00	0.00
Expected Term (In years)	3.0 - 6.0	3.0 - 6.0	3.0 - 5.8
Risk-Free Rate	2.86%	4.66%	4.67%

A summary of stock option activity under our stock option plans as of December 31, 2008, and changes during the year ended December 31, 2008 are presented below:

		Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)

As of January 1, 2008
Outstanding		1,464,312	2.77	—	1.90	—
Vested		1,395,562	2.69	—	1.85	—
Nonvested		68,750	4.43	—	2.92	—

Period activity
Issued		130,000	1.50	—	0.99	—
Exercised		15,000	0.75	—	0.50	—
Forfeited		290,000	3.26	—	2.29	—
Expired		97,400	3.05	—	2.18	—

As of December 31, 2008
Outstanding		1,191,912	2.52	3.59	1.71	—
Vested		1,061,912	2.64	3.01	1.79	—
Nonvested		130,000	1.50	8.36	0.99	—

Outstanding:
Range of Exercise Prices ($)		Stock Options Outstanding	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)

0.26	0.99	27,500	0.78	9.36
1.00	1.75	628,000	1.18	3.58
2.05	3.13	347,500	2.84	2.02
4.17	6.33	124,508	4.64	5.53
7.39	11.40	64,404	10.47	6.03
		1,191,912	2.52	3.59

Exercisable:
Range of Exercise Prices ($)		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)

0.26	0.99	2,500	0.88
1.00	1.75	523,000	1.08
2.05	3.13	347,500	2.84
4.17	6.33	124,508	4.64
7.39	11.40	64,404	10.47
		1,061,912	2.64

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

11.

Equity

In 2008, 2007, and 2006 a total of 15,000, 55,832, and 206,337, respectively, shares of the Company’s common stock were issued as a result of the exercise of employee stock options.

12.

Significant Customers

Sales to the United States government represented approximately 42%, 57% and 53% of our total sales for the years ended December 31, 2008, 2007, and 2006, respectively. These sales were primarily to the various government agencies, including those within the U.S. Forest Service (USFS), and U.S. Department of the Interior (DOI).  Sales to foreign markets were approximately 2%, 1%, and 2% of total sales in 2008, 2007, and 2006.

13.

Pension Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2008, 2007 and 2006, total contributions made by the Company were $122, $109 and $85, respectively.

14.

Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $35, $58 and $56 for the years ended December 31, 2008, 2007 and 2006, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $1,753 as of December 31, 2008.

Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2008, 2007 and 2006 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2008	$240	302	(240)	$302
2007	$205	240	(205)	$240
2006	$153	257	(205)	$205

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending claims or legal matters as of December 31, 2008.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

15.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Years Ended December 31, 2008
Sales	$3,510	$6,299	$5,790	$3,576
Gross profit	1,384	3,200	2,938	1,548
Net (loss) income	(1,359)	(259)	337	(345)
(Loss) earnings per share – basic	(0.10)	(0.02)	0.03	(0.03)
(Loss) earnings per share – diluted	(0.10)	(0.02)	0.02	(0.03)

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Years Ended December 31, 2007
Sales	$4,631	$9,413	$8,370	$4,563
Gross profit	1,963	5,440	4,711	1,709
Net (loss) income	(344)	1,467	1,135	(412)
(Loss) earnings per share – basic	(0.03)	0.11	0.08	(0.03)
(Loss) earnings per share – diluted	(0.03)	0.10	0.08	(0.03)

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on this evaluation they have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that our internal controls over financial reporting were effective as of December 31, 2008. In making the assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2009 annual meeting of stockholders.

Item 11.

Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2009 annual meeting of stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2009 annual meeting of stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2009 annual meeting of stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2009 annual meeting of stockholders.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

Page

Report of Independent Registered Certified Public Accounting Firm

F-1

Consolidated Balance Sheets
as of December 31, 2008 and 2007

F-2

Consolidated Statements of Operations
- years ended December 31, 2008, 2007 and 2006

F-3

Consolidated Statements of Changes in Stockholders’ Equity
- years ended December 31, 2008, 2007 and 2006

F-4

Consolidated Statements of Cash Flows

- years ended December 31, 2008, 2007 and 2006

F-5

Notes to Consolidated Financial Statements

F-6

(b)

Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (2)
3(ii)	Certificate of Amendment to Articles of Incorporation (3)
3(iii)	By-Laws, as amended (6)
10.1	1996 Stock Option Plan for Non-Employee Directors (1)
10.2	1997 Stock Option Plan, as amended (7)
10.3	2007 Non-Employee Directors’ Stock Option Plan (11)
10.4	2007 Incentive Compensation Plan (11)
10.5	Manufacturing Agreement (3)
10.6	Contract dated July 6, 2005 between RELM Wireless Corporation and the United States Postal Service (8)
10.7	Form of Non-Employee Director Option Agreement (9)
10.8	Form of Option Agreement for 1997 Stock Option Plan (10)
10.9	Loan and Security Agreement dated as of October 23, 2008 between Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (12)
14.1	Code of Ethics (5)
21	Subsidiary of Registrant (4)
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

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

(6)

Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-129113).

(7)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-112446).

(8)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(9)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 11, 2005.

(10)

Incorporated by reference from the Company’s Current Report on Form 8-K dated February 23, 2006.

(11)

Incorporated by reference from the Company’s definitive Proxy Statement dated April 5, 2007, relating to the 2007 annual stockholders’ meeting.

(12)

Incorporated by reference from the Company’s Current Report on Form 8-K dated October 23, 2008.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit 10.1, 10.2, 10.3, 10.4, 10.7 and 10.8.

(d)

Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 9th day of March 2009.

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

SIGNATURE	TITLE	DATE

/s/ GEORGE N. BENJAMIN, III George N. Benjamin, III	Chairman of the Board	March 9, 2009
/s/ DAVID P. STOREY David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2009
/s/ WILLIAM P. KELLY William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 9, 2009
/s/ DONALD F. U. GOEBERT Donald F. U. Goebert	Director	March 9, 2009
/s/ RANDOLPH K. PIECHOCKI Randolph K. Piechocki	Director	March 9, 2009
/s/ WARREN N. ROMINE Warren N. Romine	Director	March 9, 2009
/s/ TIMOTHY W. O’NEIL Timothy W. O’Neil	Director	March 9, 2009
/s/ JOHN WELLHAUSEN John Wellhausen	Director	March 9, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)