Form 10-Q
period 2009-03-31
RELM WIRELESS CORP
filed 2009-05-06
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

There were 13,410,871 shares of common stock, $0.60 par value, of the registrant outstanding at May 1, 2009.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,647	$5,475
Trade accounts receivable (net of allowance for doubtful accounts of $44 at March 31, 2009 and $81 at December 31, 2008, respectively)	2,364	1,769
Inventories, net	9,041	9,774
Deferred tax assets, net	1,562	1,562
Prepaid expenses and other current assets	593	931
Total current assets	18,207	19,511

Property, plant and equipment, net	1,599	1,386
Deferred tax assets, net	7,638	7,638
Capitalized software, net	2,163	1,732
Other assets	429	355
Total assets	$30,036	$30,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,998	$1,849
Accrued compensation and related taxes	699	617
Accrued warranty expense	275	302
Accrued other expenses and other current liabilities	172	110
Total current liabilities	3,144	2,878

Long-term debt	1,500	1,500
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	––	––
Common stock; $.60 par value; 20,000,000 authorized shares:
13,410,871 issued and outstanding shares at March 31, 2009 and December 31, 2008, respectively	8,046	8,046
Additional paid-in capital	24,035	24,020
Accumulated deficit	(6,689)	(5,822)
Total stockholders' equity	25,392	26,244

Total liabilities and stockholders' equity	$30,036	$30,622

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Sales, net	$3,973	$3,510
Expenses
Cost of products	2,358	2,126
Selling, general and administrative	2,467	3,504
Total expenses	4,825	5,630

Operating loss	(852)	(2,120)

Other income (expense):
Net interest (expense) income	(16)	65
Other (expense) income	1	(3)
Total other (expense) income	(15)	62

Loss before income tax benefit	(867)	(2,058)

Income tax benefit	––	699

Net loss	$(867)	$(1,359)

Net loss per share-basic and diluted:	$(0.06)	$(0.10)

Weighted average shares outstanding-basic and diluted	13,410,871	13,395,871

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net loss	$(867)	$(1,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(36)	71
Inventories reserve	91	259
Deferred tax asset	––	(699)
Depreciation and amortization	107	88
Amortization of capitalized software	58	––
Shared-based compensation expense	15	25
Change in operating assets and liabilities:
Accounts receivable	(559)	38
Inventories	642	(1,086)
Prepaid expenses and other current assets	338	160
Capitalized software	(489)	––
Other assets	(74)	48
Accounts payable	149	347
Accrued compensation and related taxes	82	(26)
Accrued warranty expense	(27)	4
Accrued other expenses and other current liabilities	62	66
Net cash used in operating activities	(508)	(2,064)

Cash flows from investing activities
Purchases of property, plant and equipment	(320)	(82)
Net cash used in investing activities	(320)	(82)

Net change in cash and cash equivalents	(828)	(2,146)
Cash and cash equivalents, beginning of period	5,475	8,452
Cash and cash equivalents, end of period	$4,647	$6,306

Supplemental disclosure
Cash paid for interest	$3	$––
Cash paid for income tax	$––	$28

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. The Company adopted SFAS 159 in the first quarter 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard in the first quarter 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement” was issued. This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This standard is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard in the first quarter 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

conformity with generally accepted accounting principles in the United States. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

2.

Significant Events and Transactions

In February 2009, the Company entered the market for P25 digital 800MHz portable radios with the introduction of the KNG-P800, its first product in this frequency band.

In April 2009, the Company received orders totaling $5.2 million from the U.S. Department of Defense for its new P25 digital KNG products and related equipment. It is anticipated that these orders will be largely fulfilled during the second quarter 2009.

3.

Allowance for Doubtful Accounts

The allowance for collection losses on trade receivables was approximately $44 on gross trade receivables of $2,408 at March 31, 2009. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables as of March 31, 2009.

4.

Inventories, net

The components of inventory, net of reserves totaling $2,497 at March 31, 2009 and $2,406 at December 31, 2008, respectively, consist of the following:

	March 31, 2009	December 31, 2008
Finished goods	$3,483	$4,294
Work in process	3,000	3,044
Raw materials	2,558	2,436
	$9,041	$9,774

The reserve for slow-moving, excess, or obsolete inventory was approximately $2,497 at March 31, 2009, as compared to approximately $2,406 at December 31, 2008. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

5.

Income Taxes

No income tax benefit or expense was recorded for the three months ended March 31, 2009. Accordingly, as of March 31, 2009, the Company’s deferred tax assets were unchanged from December 31, 2008, totaling approximately $9,200. Deferred tax assets are primarily composed of net operating loss carry forwards (NOLs). These NOLs are available to offset Federal or state taxable income and expire starting in 2018 through 2028.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax asset. From its evaluation, the Company has established a valuation allowance against its deferred tax assets totaling approximately $372. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may occur in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax asset recorded as of March 31, 2009.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

6.

Capitalized Software

The Company accounts for the costs of software within our products in accordance with SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on the estimated economic life of the product. As of March 31, 2009, the Company’s amortization cost was $58 and the net capitalized software costs totaled $2,163.

7.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the three months ended March 31, 2009 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2008	13,410,871	$8,046	$24,020	$(5,822)	$26,244
Share-based compensation expense	––	––	15	––	15
Net loss	––	––	––	(867)	(867)
Balance at March 31, 2009	13,410,871	$8,046	$24,035	$(6,689)	$25,392

8.

Loss per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator:
Net loss (numerator for basic and diluted earnings per share)	$(867)	$(1,359)
Denominator:
Denominator for basic and diluted earnings per share weighted average shares	13,410,871	13,395,871

Basic and dilutive loss per share	$(0.06)	$(0.10)

A total of 1,186,912 shares and a total of 768,000 shares related to options are not included in the computation of loss per share for the three months ended March 31, 2009 and 2008, respectively, because to do so would have been anti-dilutive for those periods.

9.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, “Share-Based Payment”, the Company recorded $15 of non-cash share-based employee compensation expense for the three months ended March 31, 2009, compared to $25 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 for the three months ended March 31, 2009, compared to $1 for the same period last year) and selling, general and administrative expenses ($15 for the three months ended March 31, 2009, compared to $24 for the same period last year). No non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2009 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the facts that the Company presently has no intention to pay cash dividends in the future and the Company is prohibited from doing so under its current secured revolving credit facility.  The Company has estimated future stock option exercises by the optionees. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the optionees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

FISCAL YEAR ENDED
DECEMBER 31, 2008
Expected Term in Years	3.0-6.0
Expected Volatility	61.7%-88.7%
Risk-Free Rate	2.86%
Expected Dividends	0.00

A summary of stock option activity under our stock option plans as of March 31, 2009, and changes during the three months ended March 31, 2009 are presented below:

As of January 1, 2009	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg Grant Date Fair Value($)	Aggregate Intrinsic Value ($)

Outstanding	1,191,912	2.52	––	1.71	––
Vested	1,061,912	2.64	––	1.79	––
Nonvested	130,000	1.50	––	0.99	––

Period activity
Issued	––	––	––	––	––
Exercised	––	––	––	––	––
Forfeited	5,000	4.50	––	2.68	––
Expired	––	––	––	––	––

As of March 31, 2009
Outstanding	1,186,912	2.51	3.33	1.70	––
Vested	1,056,912	2.63	2.74	1.79	––
Nonvested	130,000	1.50	8.12	0.99	––

10.

Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending claims or legal matters as of March 31, 2009.

Other

As of March 31, 2009, the Company had commitments for purchase orders to suppliers of approximately $4,089.

Significant Customers

Sales to the United States government represented approximately $1,000 (25.2%) of the Company’s total sales for the three months ended March 31, 2009, compared with approximately $1,000 (31.1%) for the same period last year.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

•

changes or advances in technology; and

•

general economic and business conditions amid the financial crisis.

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

Executive Summary

Our first quarter 2009 financial and operating results improved from the first quarter of 2008 and from the preceding quarter, including increased total sales, increased sales of P25 digital products and a decreased operating loss. Additionally, our inventory position improved, declining 8% from the end of 2008.

Procurement activity in our addressable markets for the first quarter 2009 showed some modest increases from the fourth quarter 2008 and from the first quarter 2008, but generally remained slow compared with quarters preceding 2008, particularly with federal government agencies. We believe this is primarily attributed to economic conditions, budgetary constraints and delays in contract administration. While the business climate for our government customers remains uncertain, there have been some indications of stabilization and possible improvements later this year.

For the first quarter ended March 31, 2009, total sales were approximately $4.0 million, an increase of approximately $0.5 million (13.2%), compared with the same quarter last year, and an increase of $0.4 million (11.1%) compared to the fourth quarter 2008. Sales of P25 digital products for the first quarter comprised approximately $1.8 million (45.2% of total sales) compared with approximately $1.2 million (34.6% of total sales) for the same quarter last year, and compared with $1.3 million (35.0% of total sales) for the immediately preceding quarter.

Gross margins for the three months ended March 31, 2009 improved to 40.6% compared with 39.4% for the same quarter last year, a reflection of increased sales volumes and a more favorable mix of product sales.

Selling, general and administrative expenses decreased approximately $1.0 million (29.6%) to $2.4 million for the three months ended March 31, 2009, compared with $3.5 million for the same quarter last year. We have continued to implement actions to reduce selling, general and administrative expenses.

Pretax loss for the three months ended March 31, 2009 was approximately $0.9 million compared with approximately $2.1 million for the same quarter last year.

For the three months ended March 31, 2009, we recognized no income tax benefit, compared with an income tax benefit of approximately $0.7 million for the same quarter last year.

Net loss for the three months ended March 31, 2009 was approximately $0.9 million, or $0.06 per share, compared with approximately $1.4 million, or $0.10 per share, for the same quarter last year.

As of March 31, 2009, we had approximately $4.6 million of cash and cash equivalents compared with approximately $5.5 million as of December 31, 2008.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales
	Three Months Ended
	March 31, 2009	March 31, 2008
Sales	100.0%	100.0%
Cost of products	(59.4)	(60.6)
Gross margin	40.6	39.4
Selling, general and administrative expenses	(62.1)	(99.8)
Net interest (expense) income	(0.4)	1.9
Other income (expense)	0.1	(0.1)
Pretax loss	(21.8)	(58.6)
Income tax benefit	0.0	19.9
Net loss	(21.8)%	(38.7)%

Net Sales

Net sales for the first quarter ended March 31, 2009 increased $0.5 million (13.2%) to approximately $4.0 million compared with approximately $3.5 million for the first quarter last year. Sales of P25 digital products in the first quarter 2009 were approximately $1.8 million, or 45.2% of total sales, compared with approximately $1.2 million, or 34.6% of total sales, for the first quarter last year. Net sales during the first quarter were approximately $0.4 million, or 11.1% higher than the fourth quarter 2008.

While procurement activity in general remains well below levels preceding 2008, procurements from government and public safety agencies, particularly those in the federal sector, showed improvement relative to fourth quarter 2008 and the first quarter 2008 as some funding became available. Additionally, we were included on a blanket purchase agreement (BPA) from the U.S. General Services Administration that was implemented in the fourth quarter 2008. The total estimated value of this BPA is $500 million to various suppliers over a maximum term of five years. This BPA will be utilized by various federal government agencies for the purchase of a wide range of analog and P25 digital radio equipment. Since the first quarter 2008, we have also significantly expanded our P25 digital product offerings with the introduction of four new radio models, some of which address customers and markets that we were previously outside the scope of our products. We anticipate introducing additional new products in this line later in 2009. We believe these products will increase our addressable opportunities and, accordingly, improve our prospects for gaining market share and sales growth.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for the three months ended March 31, 2009 was 59.4% compared with 60.6% for the same quarter last year.

Changes in our cost of products are primarily related to product mix and manufacturing volume. Although manufacturing volumes remain below levels preceding 2008, they improved relative to the first quarter last year, as did the mix of higher margin products. Both of these factors enabled us to utilize and absorb more of our base of manufacturing and support expenses, thereby yielding lower product costs as a percentage of sales and a correlating increase in gross margin.

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses. During the first quarter 2009, we continued to implement actions to reduce SG&A expenses in response to the sluggish and uncertain business climate. These cost reductions were in addition to the reductions implemented during 2008 and are not anticipated to adversely impact the execution of our strategic business plan.

For the first quarter ended March 31, 2009, SG&A expenses totaled approximately $2.5 million (62.1% of sales) compared with approximately $3.5 million (99.8% of sales) for the same quarter last year.

Engineering and product development expenses for the three months ended March 31, 2009 decreased by approximately $458,000 (33.8%) compared with the same quarter last year. The completion of several digital development initiatives and the related new product introductions enabled us to reduce the associated engineering costs. Additional new products in our KNG line are in the development process for introduction later this year and next, however we don’t anticipate increases in current engineering expense levels related to these development projects.

Marketing and selling expenses for the first quarter ended March 31, 2009 decreased by approximately $243,000 (20.1%) compared with the same quarter last year.  During the first quarter, in response to a continuation of low demand and sales, we reduced selling expenses and payroll. These reductions are in addition to those that were implemented during 2008. We are continuing, however, to invest in selling and marketing initiatives focused on raising the profile of our new KNG product line while penetrating new customers and markets. Partially offsetting expense and payroll reductions, sales commissions increased as a result of higher sales for the quarter compared with the same quarter last year.

General and administrative expenses for the three months ended March 31, 2009 decreased by approximately $336,000 (35.7%) compared with the same periods last year primarily due to reductions in professional fees and headquarters’ expenses.

Operating Loss

Operating loss for the three months ended March 31, 2009 was approximately $0.9 million (21.4% of sales) compared with approximately $2.1 million (60.4% of sales) for the same quarter last year. The lower operating loss for the first quarter 2009 was derived primarily from SG&A expense reductions combined with modest improvements in sales and gross margins.

Net Interest (Expense) Income

For the three months ended March 31, 2009, we incurred approximately $16,000 in net interest expense compared to net interest income of approximately $65,000 for the same quarter last year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The decline in interest income and increase in interest expense is the result of a lower cash balance and lower interest rates earned on our cash investments combined with the interest expense on borrowings from our revolving credit facility.  As of March 31, 2009, we had borrowings of $1.5 million outstanding under the revolving line of credit. The interest rate on such revolving line of credit as of March 31, 2009 was variable based on the prime rate plus 100 basis points, which was 5% at March 31, 2009.

Income Taxes

We recorded no income tax benefit or expense for the three months ended March 31, 2009 compared with a tax benefit of approximately $699,000 for the same quarter last year.

As of March 31, 2009, we had a deferred tax asset of approximately $9.2 million, which is unchanged from December 31, 2008. This asset is primarily composed of net operating loss carry forwards (NOLs). These NOLs are available to offset against any federal and state purposes, and expire starting in 2018 through 2028.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From the evaluation, we established a valuation allowance against our deferred tax assets totaling approximately $372. We cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may occur in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax asset recorded as of March 31, 2009.

Inflation and Changing Prices

Inflation and changing prices for the three months ended March 31, 2009 did not have a material impact on our operations.

Liquidity and Capital Resources

For the three months ended March 31, 2009, net cash used in operating activities totaled approximately $508,000, compared to approximately $2.1 million used in operating activities for the same quarter last year. Cash used in operating activities in the first quarter of 2009 was largely the result of a net loss totaling approximately $867,000 compared with a net loss of approximately $1.4 million for the same quarter last year, as well as increases in net trade receivables totaling $595,000 compared with a decrease of $109,000 for the same quarter last year. Also, during the first quarter 2009, we recorded $431,000 in capitalized software. Comparatively, no capitalized software was recorded in the same quarter last year. Net inventories for the first quarter of 2009 decreased approximately $733,000 primarily due to a slowing of manufacturing material purchases. For the same quarter last year, net inventories were higher by approximately $827,000 due to lower than anticipated sales. Deferred tax assets for the first quarter 2009 did not change, while for the same quarter last year deferred tax assets increased by approximately $699,000 as a result of the tax benefit associated with our pretax loss. Depreciation and amortization totaled approximately $107,000 for the quarter ended March 31, 2009, compared with $88,000 for the same quarter last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products. Capital expenditures for the quarter ended March 31, 2009 were approximately $320,000 compared with approximately $82,000 for the same quarter last year. We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

We have a secured revolving credit facility with Silicon Valley Bank (SVB). The SVB facility provides borrowing availability of up to $3.5 million and is governed by a loan and security agreement entered into between us and SVB. The facility is available on a revolving basis during the period that commenced on October 23, 2008 and ending on October 22, 2010. Under the terms and conditions of the loan and security agreement for the facility, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. For additional information about the terms and conditions of the loan and security agreement, reference is made to Note 5 (Debt) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Advances under the facility bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of March 31, 2009, we had $1.5 million of borrowings outstanding under the facility and approximately $403,000 of additional borrowing availability.

Our cash balance at March 31, 2009 was approximately $4.6 million. We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. However, although we do not anticipate needing additional capital in the near term, the current financial crisis and adverse economic conditions may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. In addition, we face a number of other risks related to the financial crisis that may impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors—“We face a number of risks related to the financial crisis” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements. The processes for determining the allowance for collection of trade receivables, the reserves for excess or obsolete inventory, and the accounting for software costs involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact the Company’s operations and financial position. Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a detailed discussion of these critical accounting policies.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 100 basis points. As of March 31, 2009, we had $1.5 million outstanding under the facility.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 10 of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

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

RELM Wireless Corporation
(The “Registrant”)

May 6, 2009	By:	/s/ DAVID P. STOREY
David P. Storey
President and Chief Executive Officer (Principal executive officer and duly authorized officer)

May 6, 2009	By:	/s/ WILLIAM P. KELLY
William P. Kelly
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).