Form 10-Q
period 2009-06-30
RELM WIRELESS CORP
filed 2009-08-10
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 13,410,871 shares of common stock, $0.60 par value, of the registrant outstanding at August 1, 2009.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,193	$5,475
Trade accounts receivable (net of allowance for doubtful accounts of $44 at June 30, 2009 and $81 at December 31, 2008, respectively)	5,606	1,769
Inventories, net	7,018	9,774
Deferred tax assets, net	1,233	1,562
Prepaid expenses and other current assets	362	931
Total current assets	19,412	19,511

Property, plant and equipment, net	1,490	1,386
Deferred tax assets, net	7,638	7,638
Capitalized software, net	2,554	1,732
Other assets	404	355
Total assets	$31,498	$30,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,125	$1,849
Accrued compensation and related taxes	1,062	617
Accrued warranty expense	242	302
Accrued other expenses and other current liabilities	207	110
Total current liabilities	3,636	2,878

Long-term debt	500	1,500
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	––	––
Common stock; $.60 par value; 20,000,000 authorized shares: 13,410,871 issued and outstanding shares at June 30, 2009 and December 31, 2008, respectively	8,046	8,046
Additional paid-in capital	24,051	24,020
Accumulated deficit	(4,735)	(5,822)
Total stockholders' equity	27,362	26,244

Total liabilities and stockholders' equity	$31,498	$30,622

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales, net	$9,876	$6,299	$13,849	$9,808
Expenses
Cost of products	4,982	3,099	7,341	5,226
Selling, general and administrative	2,618	3,618	5,085	7,122
Total expenses	7,600	6,717	12,426	12,348

Operating income (loss)	2,276	(418)	1,423	(2,540)

Other income (expense):
Net interest (expense) income	(20)	39	(36)	105
Other income (expense)	1	(4)	3	(7)
Total other (expense) income	(19)	35	(33)	98

Income (loss) before income tax benefit	2,257	(383)	1,390	(2,442)

Income tax (expense) benefit	(303)	124	(303)	824

Net income (loss)	$1,954	$(259)	$1,087	$(1,618)

Net earnings (loss) per share-basic:	$0.15	$(0.02)	$0.08	$(0.12)
Net earnings (loss) per share-diluted:	$0.15	$(0.02)	$0.08	$(0.12)
Weighted average shares outstanding-basic	13,410,871	13,398,948	13,410,871	13,397,409
Weighted average shares outstanding-diluted	13,430,539	13,398,948	13,414,340	13,397,409

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income (loss)	$1,087	$(1,618)
Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	(36)	––
Inventory reserve	(182)	260
Deferred tax asset	329	(824)
Depreciation and amortization	216	190
Amortization of capitalized software	116	––
Shared-based compensation expense	31	37
Change in operating assets and liabilities:
Accounts receivable	(3,801)	(1,100)
Inventories	2,938	(1,075)
Prepaid expenses and other current assets	569	29
Capitalized software	(938)	(405)
Other assets	(49)	65
Accounts payable	276	1,313
Accrued compensation and related taxes	445	146
Accrued warranty expense	(60)	30
Accrued other expenses and other current liabilities	97	(17)
Net cash provided by (used in) operating activities	1,038	(2,969)

Cash flows from investing activities
Purchases of property, plant and equipment	(320)	(295)
Net cash used in investing activities	(320)	(295)

Cash flows from financing activities
Proceeds from issuance of common stock	––	1
Net decrease in revolving credit line	(1,000)	––
Cash (used in ) provided by financing activities	(1,000)	1

Net change in cash and cash equivalents	(282)	(3,263)
Cash and cash equivalents, beginning of period	5,475	8,452
Cash and cash equivalents, end of period	$5,193	$5,189

Supplemental disclosure
Cash paid for interest	$40	$3
Cash paid for income tax	$––	$31

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for a full year.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4,” Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other- than-temporary impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and FAS 124-2, an impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, FSP FAS 115-2 and FAS 124-2 requires an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of SFAS No. 165 for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

2.

Significant Events and Transactions

In April 2009, the Company received orders totaling $5,200 from the U.S. Department of Defense for its new P25 digital KNG products and related equipment. These orders were largely fulfilled during the second quarter 2009.

In May 2009, the Company received orders totaling $1,100 from agencies of the U. S. Department of Agriculture and the U.S. Department of the Interior. These orders included both the Company’s new digital P25 KNG products, and its long-time flagship D-Series digital P-25 products. These orders were fulfilled during the second quarter 2009.

3.

Allowance for Doubtful Accounts

The allowance for collection losses on trade receivables was approximately $44 and $81 on gross trade receivables of $5,650 and $1,850 at June 30, 2009 and December 31, 2008, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables as of June 30, 2009.

4.

Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2009	December 31, 2008
Finished goods	$2,299	$4,294
Work in process	2,450	3,044
Raw materials	2,269	2,436
	$7,018	$9,774

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,223 at June 30, 2009, compared with approximately $2,406 at December 31, 2008. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

5.

Income Taxes

Net income tax expense totaling approximately $303 has been recorded for the three and six months ended June 30, 2009. This is comprised of $329 in non-cash deferred income tax expense and a cash refund of $26 resulting from a federal R&D tax credit.

As of June 30, 2009, the Company’s deferred tax assets totaled approximately $8,871, compared with $9,200 as of December 31, 2008, and are primarily composed of net operating loss carry forwards (NOL's). These NOL’s are available to offset any Federal or state taxable income and expire starting in 2018 through 2028.

In order to fully realize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOL’s prior to their expiration. SFAS. 109, “Accounting for Income Taxes” requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefit is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2008, 2007 and 2006, and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at June 30, 2009. Accordingly, no valuation allowance has been established. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of June 30, 2009.

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

6.

Capitalized Software

The Company accounts for the costs of software within our products in accordance with SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and six months ended June 30, 2009, the Company’s amortization cost was $58 and $116, respectively, and the net capitalized software costs totaled $2,554, and for December 31, 2008 the capitalized software costs were $1,731 and there was no amortization cost.

7.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the six months ended June 30, 2009 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2008	13,410,871	$8,046	$24,020	$(5,822)	$26,244
Share-based compensation expense	––	––	31	––	31
Net income	––	––	––	1,087	1,087
Balance at June 30, 2009	13,410,871	$8,046	$24,051	$(4,735)	$27,362

8.

Income (loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$1,954	$(259)	$1,087	$(1,618)
Denominator:
Denominator for basic earnings per share weighted average shares	13,410,871	13,398,948	13,410,871	13,397,409

Effect of dilutive securities:
Options	19,668	––	3,469	––

Denominator
Denominator for diluted earnings per share weighted average shares	13,430,539	13,398,948	13,414,340	13,397,409

Basic income (loss) per share	$0.15	$(0.02)	$0.08	$(0.12)
Diluted income (loss) per share	$0.15	$(0.02)	$0.08	$(0.12)

A total of 600,500 shares and a total of 680,500 shares related to options are not included in the computation of loss per share for the three and six months ended June 30, 2008, respectively, because to do so would have been anti-dilutive for those periods.

9.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with SFAS No. 123R, “Share-Based Payment”, the Company recorded $16 and $31of non-cash share-based employee compensation expense for the three and six months ended June 30, 2009, respectively, compared with $11 and $37 for the same periods last year. The Company considers its non-cash share-based

Notes to Condensed Consolidated Financial Statements

Unaudited

(in Thousands, Except Share Data and Percentages)

employee compensation expenses as a component of cost of products ($0 for the three and six months ended June 30, 2009, respectively, compared to $0 and $1 for the same periods last year) and selling, general and administrative expenses ($16 and $31 for the three and six months ended June 30, 2009, respectively, compared to $11 and $36 for the same periods last year). No non-cash share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2009 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future as the Company is prohibited from doing so under its current secured revolving credit facility.  The Company has estimated future stock option exercises by the optionees. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the optionees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Fiscal Year 2009
Expected Term in Years	3.0-6.5
Expected Volatility	72.8%-88.8%
Risk-Free Rate	1.56%
Expected Dividends	0.00

A summary of stock option activity under our stock option plans as of June 30, 2009, and changes during the three months ended June 30, 2009 are presented below:

As of April 1, 2009	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)
Outstanding	1,186,912	2.51	––	1.70	––
Vested	1,056,912	2.63	––	1.79	––
Nonvested	130,000	1.50	––	0.99	––

Period activity
Issued	38,000	1.89	––	0.41	––
Exercised	––	––	––	––	––
Forfeited	––	––	––	––	––
Expired	5,000	2.35	––	0.98	––

As of June 30, 2009
Outstanding	1,219,912	2.49	3.18	1.67	136,675
Vested	1,114,912	2.58	2.74	1.74	123,175
Nonvested	105,000	1.52	7.89	0.82	13,500

10.

Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending claims or legal matters as of June 30, 2009.

Other

As of June 30, 2009, the Company had commitments for purchase orders to suppliers of approximately $2,472.

Significant Customers

Sales to the United States government represented approximately $7,300 (72.6%) and $8,300 (58.8%) of the Company’s total sales for the three and six months ended June 30, 2009, respectively, compared with approximately $2,500 (39.5%) and $3,600 (36.5%) for the same periods last year.

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

Executive Summary

The financial and operating results for the second quarter 2009 improved significantly from the same quarter in 2008 and from the preceding quarter. This included increased total sales and sales of P25 digital products, higher gross margins and reduced operating expenses; all of which combined to yield an operating profit for the quarter and year-to-date. We also realized reductions in inventory and long-term debt, while enhancing our cash and working capital positions.

Previously announced orders from the U.S. Departments of Defense, Agriculture and Interior were major contributors to our results. These orders were supplemented by continued modest improvement in overall procurements in our addressable markets. While the results for the second quarter are encouraging, the business climate for land mobile radios and prospects for economic recovery and growth remain uncertain.

For the second quarter ended June 30, 2009, total sales were approximately $9.9 million, an increase of approximately $3.6 million (56.8%), compared with the same quarter last year, and an increase of $5.9 million (148.6%) compared to the first quarter 2009. Sales of P25 digital products for the second quarter comprised approximately $6.3 million (63.4% of total sales) compared with approximately $2.6 million (41.8% of total sales) for the same quarter last year, and compared with $1.8 million (45.2% of total sales) for the immediately preceding quarter.

For the six months ended June 30, 2009, total sales were approximately $13.8 million, an increase of approximately $4.0 million (41.2%), compared with the same quarter last year. Sales of P25 digital products for the six-month period comprised approximately $8.1 million (58.2% of total sales) compared with approximately $3.9 million (39.3% of total sales) for the same period last year.

Gross margins as a percentage of sales for the three months ended June 30, 2009 were 49.6% compared with 50.8% for the same quarter last year, and compared with 40.6% for the immediately preceding quarter. For the six months ended June 30, 2009, gross margins as a percentage of sales were 47.0% compared with 46.7% for the same period last year. Our gross margins for the quarter and year-to-date reflect competitive pricing pressures, which are partially offset by increased sales volumes and an improved sales-mix of higher margin P25 digital products.

Selling, general and administrative expenses decreased approximately $1.0 million (27.6%) and $2.0 million (28.6%), respectively, for the three and six months ended June 30, 2009 compared with the same quarter last year. During the quarter we completed certain engineering initiatives and continued implementing actions to reduce selling, general and administrative expenses.

Pretax income for the three months ended June 30, 2009 increased $2.6 million to approximately $2.3 million compared with a pretax loss of approximately $0.3 million for the same quarter last year. For the six months ended June 30, 2009, pretax income increased $3.8 million to approximately $1.4 million compared with a pretax loss of $2.4 million for the same period last year.

For the three and six months ended June 30, 2009, we recognized income tax expense of approximately $0.3 million, compared with an income tax benefit of approximately $0.1 million and $0.8 million, respectively, for the same periods last year. Our income tax expense and benefit for all periods reported are primarily non-cash deferred items.

Net income for the three and six months ended June 30, 2009 was approximately $2.0 million ($0.15 per basic and diluted share) and $1.1 million ($0.08 per basic and diluted share), respectively, compared with net loss of approximately $0.3 million ($0.02 per basic share) and $1.6 million ($0.12 per basic share) for the same periods last year.

To-date during 2009, we reduced long-term debt by $1.0 million (66.7%) and reduced net inventories by approximately $2.8 million (28.2%). As of June 30, 2009, we had approximately $5.2 million of cash and $15.8 million in working capital.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(50.4)	(49.2)	(53.0)	(53.3)
Gross margin	49.6	50.8	47.0	46.7
Selling, general and administrative expenses	(26.5)	(57.4)	(36.7)	(72.6)
Net interest (expense) income	(0.2)	0.7	(0.3)	1.1
Other income (expense)	0.0	(0.1)	0.0	(0.1)
Pretax income (loss)	22.9	(6.0)	10.0	(24.9)
Income tax (expense) benefit	(3.1)	2.0	(2.2)	8.4
Net income (loss)	19.8%	(4.0%)	7.8%	(16.5%)

Net Sales

Net sales for the second quarter ended June 30, 2009 totaled approximately $9.9 million, an increase of approximately $3.6 million (56.8%), compared with the same quarter last year, and an increase of $5.9 million (148.6%) compared to the immediately preceding quarter. Sales of P25 digital products for the second quarter 2009 totaled approximately $6.3 million (63.4% of total sales), compared with approximately $2.6 million (41.8% of total sales) for the same quarter last year, and compared with $1.8 million (45.2% of total sales) for the immediately preceding quarter.

For the six months ended June 30, 2009, total sales were approximately $13.8 million, an increase of approximately $4.0 million (41.2%), compared with the same quarter last year. Sales of P25 digital products for the six-month period comprised approximately $8.1 million (58.2% of total sales) compared with approximately $3.9 million (39.3% of total sales) for the same period last year.

Previously announced orders from the U.S. Departments of Defense, Agriculture and Interior during the second quarter were the major drivers of our sales growth for the quarter and the six-month periods. Additionally, these orders were primarily for P25 digital products, including our new KNG Series products that were introduced last year. The purchases by the U.S. Department of Defense are particularly important, as they represent sales to new customers, and for products in frequencies that we did not offer prior to 2008. Supplementing these large transactions, we also realized some improvement in the flow of lower-value run-rate purchases, particularly from legacy customers. This was fueled, in part, by our inclusion in a blanket purchase agreement (BPA) from the U.S. General Services Administration that was implemented in the fourth quarter 2008. The total estimated value of this BPA is $500 million to various suppliers over a maximum term of five years, and it will be utilized by various federal government agencies for the purchase of a wide range of analog and P25 digital radio equipment. While sales for the second quarter are encouraging, the business climate for land mobile radios and prospects for economic recovery and growth remain uncertain.

Within the past year we have significantly expanded our P25 digital product offerings with the introduction of four new radio models, some of which address customers and markets that were previously outside the scope of our products. We anticipate introducing additional new products in this line later in 2009. We believe these products will increase our addressable opportunities and, accordingly, improve our prospects for gaining market share and sales growth.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the three months ended June 30, 2009 were 49.6% compared with 50.8% for the same quarter last year, and compared with 40.6% for the immediately preceding quarter. For the six months ended June 30, 2009, gross margins as a percentage of sales were 47.0% compared with 46.7% for the same period last year.

Our cost of products and gross margins are primarily related to product mix, manufacturing volumes and pricing. Our gross margins for the quarter and year-to-date reflect competitive pricing pressures, which were partially offset by increased manufacturing volumes and an improved sales-mix of high-margin P25 digital products.

Manufacturing volumes during the second quarter 2009 increased significantly as a result of increased sales orders. Consequently, we more fully utilized and absorbed our base of manufacturing and support expenses, favorably impacting product unit costs and gross margins.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. Leveraging increased sales volumes and P-25 product sales combined with the introduction of planned new products, we believe, should result in further cost improvements, efficiencies and gross margin performance.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting and headquarters expenses. During the second quarter 2009, we completed certain engineering initiatives and continued implementing actions to reduce SG&A expenses, responding to the uncertain business climate. These cost reductions are not anticipated to adversely impact the execution of our strategic business plan.

SG&A expenses decreased overall by approximately $1.0 million (27.6%) to $2.6 million, or 26.5% of sales, for the three months ended June 30, 2009 compared with the same quarter last year. For the six months ended June 30, 2009, SG&A expenses decreased approximately $2.0 million (28.6%) to $5.1 million, or 36.7% of sales, compared with the same period last year.

Engineering and product development expenses for the three months ended June 30, 2009 decreased by approximately $539,000 (35.9%) compared with the same quarter last year. For the six months ended June 30, 2009, engineering and product development expenses declined by $997,000 (34.9%) compared with the same period last year. The completion of several digital development initiatives and the related new product introductions enabled us to reduce the associated engineering costs. Additional new products in our KNG line are in the development process for introduction later this year and next, however we don’t anticipate increases in current engineering expense levels related to these development projects.

Marketing and selling expenses for the second quarter ended June 30, 2009 decreased by approximately $448,000 (31.5%) compared with the same quarter last year.  For the six months ended June 30, 2009 marketing and selling expenses declined by approximately $691,000 (26.3%) compared with the same period last year. During the second half of 2008 and the first quarter 2009, we reduced selling expenses and payroll in response to sluggish sales. We maintained this lower expense structure during the second quarter 2009. We are, however, investing in selling and marketing initiatives focused on raising the profile of our new KNG product line while penetrating new customers and markets.

General and administrative expenses for the three months ended June 30, 2009 decreased by approximately $13,000 (1.9%), compared with the same quarter last year. For the six months ended June 30, 2009 general and administrative expenses decreased by approximately $349,000 (21.3%) compared with the same period last year primarily due to reductions in professional fees and headquarters’ expenses.

Operating Income

Operating income for the three and six months ended June 30, 2009 increased to approximately $2.3 million (23.0% of sales) and $1.4 million (10.3% of sales), respectively, compared with operating losses of approximately $0.4 million (6.6% of sales) and $2.5 million (25.9% of sales), respectively, for the same periods last year. The operating income for the three and six months ended June 30, 2009 was derived primarily from increased total sales and sales of P25 digital products combined with SG&A expense reductions.

Net Interest (Expense) Income

For the three and six months ended June 30, 2009, we incurred approximately $20,000 and $36,000, respectively, in net interest expense compared to net interest income of approximately $39,000 and $105,000, respectively, for the same periods last year. We incur interest expense on borrowings from our revolving credit facility and earn interest income on our cash balances. The increase in interest expense and decline in interest income is the result of a lower cash balance and lower interest rates earned on our cash investments combined with the interest expense on borrowings from our revolving credit facility.  As of June 30, 2009, we had borrowings of $0.5 million outstanding under the revolving credit facility. The interest rate on such revolving credit facility as of June 30, 2009 was 5%. This rate is variable based on the prime rate plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million). For the third quarter 2009, because our net income for the quarter ended June 30, 2009 exceeded $1.0 million, the interest rate has been reduced by 50 basis points and such reduction will remain in effect so long as our net income for each subsequent quarter is greater than $1.0 million.

Income Taxes

We recorded net income tax expense of approximately $303,000 for the three and six months ended June 30, 2009, respectively, compared with a tax benefit of $124,000 and $824,000, respectively, for the same periods last year. Our income tax expenses and benefits are largely non-cash deferred items. The income tax expense for the second quarter and year-to-date 2009, however, is net of a cash refund totaling $26,000 that was derived from a federal research and development tax credit.

As of June 30, 2009, we had deferred tax assets of approximately $8.9 million compared with $9.2 million at the start of the year. These assets are primarily composed of net operating loss carry forwards (NOL’s), which are available to offset any federal and state taxable income. The NOL’s expire starting in 2018 through 2028.

In order to fully realize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOL’s prior to their expiration. SFAS No. 109, “Accounting for Income Taxes” requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2008, 2007 and 2006, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax assets recorded at June 30, 2009. Accordingly, no valuation allowance has been established. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of June 30, 2009.

Inflation and Changing Prices

Inflation and changing prices for the three and six months ended June 30, 2009 did not have a material impact on our operations.

Liquidity and Capital Resources

For the six months ended June 30, 2009, net cash provided by operating activities totaled approximately $1.0 million, compared with net cash used in operating activities of approximately $3.0 million during the same period last year. Cash generated from operating activities for the six months ended June 30, 2009 was primarily the result of net income totaling approximately $1.1 million compared with a net loss of approximately $1.6 million for the same period last year, as well as a decrease in net inventories totaling $2.8 million compared with an increase of $0.8 million for the same period last year. Net inventories declined during the period as a result of higher sales of products in stock. As a result of sales growth, accounts receivable increased by approximately $3.8 million during the period, compared with $1.1 million for the same period last year. During the first six months of 2009, we recorded $822,000 in capitalized software compared with $405,000 for the same period last year. Deferred tax assets for the first six months of 2009 decreased by $329,000 due to non-cash tax expense on our pretax income. For the same period last year deferred tax assets increased by approximately $824,000 as a result of the tax benefit associated with our pretax loss. Depreciation and amortization totaled approximately $216,000 for the six months ended June 30, 2009, compared with $190,000 for the same period last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products. Capital expenditures for the six months ended June 30, 2009 were approximately $320,000 compared with approximately $295,000 for the same period last year. We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash used in financing activities totaled $1.0 million for the six months ended June 30, 2009, representing a reduction in the principal balance on our revolving line of credit. There was no cash used by or generated from financing activities for the same period last year.

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

Advances under the facility bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of June 30, 2009, we had $0.5 million of borrowings outstanding under the facility and approximately $3.0 million of additional borrowing availability.

Our cash balance at June 30, 2009 was approximately $5.2 million. We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. However, although we do not anticipate needing additional capital in the near term, the current financial crisis and adverse economic conditions may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. In addition, we face a number of other risks related to the financial crisis that may impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors—“We face a number of risks related to the financial crisis” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements. The processes for determining the allowance for collection of trade receivables, the reserves for slow-moving, excess or obsolete inventory, and the accounting for software costs involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact the Company’s operations and financial position. Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a detailed discussion of these critical accounting policies.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million). For the third quarter 2009, because our net income for the quarter ended June 30, 2009 exceeded $1.0 million, the interest rate has been reduced by 50 basis points and such reduction will remain in effect so long as our net income for each subsequent quarter is greater than $1.0 million. As of June 30, 2009, we had $0.5 million outstanding under the facility.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

During the second quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

Reference is made to Note 10 of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company's 2009 annual meeting of stockholders was held on May 13, 2009 at its corporate offices at 7100 Technology Drive, West Melbourne, Florida to elect seven (7) directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation. The holders of record of an aggregate of 11,265,406 shares of the Company's common stock, out of 13,410,871 shares outstanding on the record date (March 25, 2009) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected, with voting as detailed below:

	For	Withheld
Donald F. U. Goebert	9,806,615	1,458,791
David P. Storey	10,197,307	1,068,099
Timothy W. O’Neil	10,788,029	477,377
Warren N. Romine	10,715,103	550,303
George N. Benjamin III	10,662,272	603,134
Randolph K. Piechocki	10,787,434	477,972
John Wellhausen	10,540,806	724,600

Item 6.

Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 10, 2009	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 10, 2009	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).