Form 10-Q
period 2009-09-30
RELM WIRELESS CORP
filed 2009-11-10
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
Or

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

Yes ☐          No ☑

There were 13,410,871 shares of common stock, $0.60 par value, of the registrant outstanding at November 1, 2009.

PART I. - FINANCIAL INFORMATION

Item 1.

Financial Statements

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)(UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$8,068	$5,475
Trade accounts receivable (net of allowance for doubtful accounts of $44 at September 30, 2009 and $81 at December 31, 2008, respectively)	4,227	1,769
Inventories, net	6,146	9,774
Deferred tax assets, net	707	1,562
Prepaid expenses and other current assets	476	931
Total current assets	19,624	19,511

Property, plant and equipment, net	1,400	1,386
Deferred tax assets, net	7,638	7,638
Capitalized software, net	2,672	1,732
Other assets	377	355
Total assets	$31,711	$30,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,748	$1,849
Accrued compensation and related taxes	1,117	617
Accrued warranty expense	224	302
Accrued other expenses and other current liabilities	320	110
Total current liabilities	3,409	2,878

Long-term debt	—	1,500
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,410,871 issued and outstanding shares at September 30, 2009 and December 31, 2008, respectively	8,046	8,046
Additional paid-in capital	24,063	24,020
Accumulated deficit	(3,807)	(5,822)
Total stockholders' equity	28,302	26,244

Total liabilities and stockholders' equity	$31,711	$30,622

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales, net	$8,292	$5,790	$22,141	$15,599
Expenses
Cost of products	4,058	2,852	11,398	8,077
Selling, general and administrative	2,718	2,553	7,802	9,676
Total expenses	6,776	5,405	19,200	17,753

Operating income (loss)	1,516	385	2,941	(2,154)

Other (expense) income:
Net interest (expense) income	(5)	29	(41)	134
Other expense	(7)	(2)	(4)	(9)
Total other (expense) income	(12)	27	(45)	125

Income (loss) before income tax (expense) benefit	1,504	412	2,896	(2,029)

Income tax (expense) benefit	(577)	(75)	(881)	749

Net income (loss)	$927	$337	$2,015	$(1,280)

Net earnings (loss) per share-basic:	$0.07	$0.03	$0.15	$(0.10)
Net earnings (loss) per share-diluted:	$0.07	$0.02	$0.15	$(0.10)
Weighted average shares outstanding-basic	13,410,871	13,404,567	13,410,871	13,399,809
Weighted average shares outstanding-diluted	13,726,129	13,527,716	13,520,072	13,399,809

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities
Net income (loss)	$2,015	$(1,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	(36)	—
Inventory reserve	(135)	140
Deferred tax asset	855	(759)
Depreciation and amortization	327	290
Amortization of capitalized software	176	—
Shared-based compensation expense	43	50
Change in operating assets and liabilities:
Accounts receivable	(2,422)	(1,084)
Inventories	3,763	(1,098)
Prepaid expenses and other current assets	455	253
Capitalized software	(1,116)	(870)
Other assets	(22)	88
Accounts payable	(101)	1,031
Accrued compensation and related taxes	500	26
Accrued warranty expense	(78)	58
Accrued other expenses and other current liabilities	210	(6)
Net cash provided by (used in) operating activities	4,434	(3,161)

Cash flows from investing activities
Purchases of property, plant and equipment	(341)	(384)
Net cash used in investing activities	(341)	(384)

Cash flows from financing activities
Proceeds from issuance of common stock	—	12
Repayment of revolving credit line	(1,500)	—
Cash (used in) provided by financing activities	(1,500)	12

Net change in cash and cash equivalents	2,593	(3,533)
Cash and cash equivalents, beginning of period	5,475	8,452
Cash and cash equivalents, end of period	$8,068	$4,919

Supplemental disclosure
Cash paid for interest	$46	$3
Cash paid for income tax	$51	$38

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)

1.

Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for a full year.

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements through November 10, 2009, the date upon which the Company’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard Board (“FASB”) provided additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance amended the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other- than-temporary impairments on debt and equity securities in the financial statements. An impairment is now considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to make an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (“ASC 825-10-65-1”), which amends ASC 825, “Financial Instruments”, and ASC 270, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. The Company’s adoption of ASC 825-10-65-1 did not have a material impact on its consolidated financial statements.

In May 2009, the FASB Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)

1.

Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements (continued)

entity should make about events or transactions that occurred after the balance sheet date. Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of Topic 855 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC” or “the Codification”) the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after June 15, 2009. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which provides additional guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820. We do not expect adoption of this guidance to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)

2.

Significant Events and Transactions

In July 2009, the Company received orders totaling approximately $1,800 from agencies of the U. S. Department of Agriculture and the U.S. Department of the Interior. The orders were comprised primarily of the Company’s new digital P25 KNG products and its long-time flagship D-Series digital P-25 products. These orders have been fulfilled.

In August 2009, the Company was awarded an order totaling approximately $1,800 from the U. S. Department of Defense. This order was for the Company’s new digital P25 KNG products and accessories. The order has been fulfilled.

3.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $44 and $81 on gross trade receivables of $4,271 and $1,850 at September 30, 2009 and December 31, 2008, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables as of September 30, 2009.

4.

Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2009	December 31, 2008
Finished goods	$1,505	$4,294
Work in process	2,027	3,044
Raw materials	2,614	2,436
	$6,146	$9,774

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,271 at September 30, 2009, compared with approximately $2,406 at December 31, 2008. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

5.

Income Taxes

Net income tax expense totaling approximately $577 and $881 has been recorded for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2009, the Company’s deferred tax assets totaled approximately $8,345, compared with $9,200 as of December 31, 2008, and are primarily composed of net operating loss carry forwards (NOLs). These NOLs are available to offset any Federal or state taxable income and expire starting in 2018 through 2028.

In order to fully realize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration. ASC Topic 740 “Income Taxes” requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefit is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as operating results during 2008, 2007 and 2006, and certain tax planning strategies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)

5.

Income Taxes (continued)

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at September 30, 2009. Accordingly, no valuation allowance has been established. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of September 30, 2009.

6.

Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and nine months ended September 30, 2009, the Company’s amortization cost was $59 and $176, respectively. There was no amortization cost for the same periods last year. Net capitalized software costs totaled $2,672 and $1,732 as of September 30, 2009 and December 31, 2008, respectively.

7.

Stockholders’ Equity

The consolidated changes in stockholders’ equity for the nine months ended September 30, 2009 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2008	13,410,871	$8,046	$24,020	$(5,822)	$26,244
Share-based compensation expense	—	—	43	—	43
Net income	—	—	—	2,015	2,015
Balance at September 30, 2009	13,410,871	$8,046	$24,063	$(3,807)	$28,302

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)

8.

Income (loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$927	$337	$2,015	$(1,280)
Denominator:
Denominator for basic earnings per share weighted average shares	13,410,871	13,404,567	13,410,871	13,399,809

Effect of dilutive securities:
Options	315,258	123,149	109,201	—

Denominator
Denominator for diluted earnings per share weighted average shares	13,726,129	13,527,716	13,520,072	13,399,809

Basic income (loss) per share	$0.07	$0.03	$0.15	$(0.10)
Diluted income (loss) per share	$0.07	$0.02	$0.15	$(0.10)

A total of 630,500 shares related to options are not included in the computation of loss per share for the nine months ended September 30, 2008 because to do so would have been anti-dilutive for that period.

9.

Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $12 and $43 of non-cash share-based employee compensation expense for the three and nine months ended September 30, 2009, respectively, compared with $14 and $50 for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 for the three and nine months ended September 30, 2009, respectively, compared to $0 and $1 for the same periods last year) and selling, general and administrative expenses ($12 and $43 for the three and nine months ended September 30, 2009, respectively, compared to $14 and $49 for the same periods last year). There were no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2009 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future as the Company is prohibited from doing so under its current secured revolving credit facility.  The Company has estimated future stock option exercises by the optionees. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercise and forfeitures of options by the optionees. The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

FISCAL YEAR 2009

Expected Term in Years	3.0-6.5
Expected Volatility	72.8%-88.8%
Risk-Free Rate	1.56%
Expected Dividends	0.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)

A summary of stock option activity under our stock option plans as of September 30, 2009, and changes during the three months ended September 30, 2009 are presented below:

As of July 1, 2009	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)

Outstanding	1,219,912	2.49	—	1.67	—
Vested	1,114,912	2.58	—	1.74	—
Nonvested	105,000	1.52	—	0.82	—

Period activity
Issued	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	220,000	3.13	—	2.24	—

As of September 30, 2009
Outstanding	999,912	2.35	3.61	1.54	1,312,455
Vested	894,912	2.45	3.13	1.62	1,158,838
Nonvested	105,000	1.52	7.64	0.82	153,617

10.

Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no material pending claims or legal matters as of September 30, 2009.

Other

As of September 30, 2009, the Company had commitments for purchase orders to suppliers of approximately $3,443.

Significant Customers

Sales to the United States government represented approximately $5,723 (67.8%) and $13,977 (62.2%) of the Company’s total sales for the three and nine months ended September 30, 2009, respectively, compared with approximately $3,000 (51.8%) and $6,600 (42.2%) for the same periods last year.

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

Executive Summary

For the third quarter and nine months ended September 30, 2009 our financial and operating results improved significantly from the comparable periods last year. This included increased total sales, increased P25 digital sales, and reduced expenses; all of which combined to yield a profitable quarter and nine-month period. We also reduced inventory and eliminated long-term debt, while enhancing our cash and working capital positions.

Previously announced orders from the U.S. Departments of Defense, Agriculture and Interior contributed to our results. These larger orders were supplemented by continued strengthening in the flow of procurements and a larger addressable market due to our expanded line of new products. While the results for the last two quarters are encouraging, the business climate for land mobile radios and prospects for sales growth remain uncertain.

For the third quarter ended September 30, 2009, total sales were approximately $8.3 million, an increase of approximately $2.5 million (43.2%), compared with the same quarter last year. Sales of P25 digital products for the third quarter comprised approximately $4.9 million (59.4% of total sales) compared with approximately $2.9 million (49.8% of total sales) for the same quarter last year.

For the nine months ended September 30, 2009, total sales were approximately $22.1 million, an increase of approximately $6.5 million (41.9%), compared with the same period last year. Sales of P25 digital products for the nine-month period comprised approximately $13.0 million (58.7% of total sales) compared with approximately $6.7 million (43.2% of total sales) for the same period last year.

Gross margins as a percentage of sales for the three months ended September 30, 2009 were 51.1% compared with 50.7% for the same quarter last year. For the nine months ended September 30, 2009, gross margins as a percentage of sales were 48.5% compared with 48.2% for the same period last year. Our year-to-date gross margins reflect competitive pricing pressures, which are partially offset by increased sales volumes and an improved sales-mix of higher margin P25 digital products.

For the three months ended September 30, 2009 selling, general and administrative expenses increased approximately $164,000 (6.4%). For the nine months ended September 30, 2009 selling, general and administrative expenses decreased approximately $1.9 million (19.4%) compared with the same period last year, as certain engineering initiatives were completed and expense reductions were implemented.

Pretax income for the three months ended September 30, 2009 increased $1.1 million to approximately $1.5 million compared with pretax income of approximately $0.4 million for the same quarter last year. For the nine months ended September 30, 2009, pretax income increased $4.9 million to approximately $2.9 million compared with a pretax loss of $2.0 million for the same period last year.

For the three months ended September 30, 2009, we recognized income tax expense of approximately $577,000 compared with $75,000 for the same quarter last year. For the nine months ended September 30, 2009 we recognized income tax expense of approximately $881,000 compared with an income tax benefit of approximately $749,000 for the same periods last year. Our income tax expense and benefit for all periods reported are primarily non-cash deferred items.

Net income for the three and nine months ended September 30, 2009 was approximately $0.9 million ($0.07 per basic and diluted share) and $2.0 million ($0.15 per basic and diluted share), respectively, compared with net income of approximately $0.3 million ($0.03 per basic share and $0.02 per fully diluted share) for the third quarter last year, and a net loss of approximately $1.3 million ($0.10 per basic share) for the nine month period last year.

During the third quarter 2009 we repaid the remaining balance on our revolving credit facility and had no borrowings outstanding as of September 30, 2009. To date during 2009, we have reduced net inventories by approximately $3.6 million (37.1%). As of September 30, 2009, we had approximately $8.1 million of cash and $16.2 million in working capital.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(48.9)	(49.3)	(51.5)	(51.8)
Gross margin	51.1	50.7	48.5	48.2
Selling, general and administrative expenses	(32.8)	(44.1)	(35.2)	(62.0)
Net interest (expense) income	(0.1)	0.5	(0.2)	0.9
Other expense	(0.2)	(0.0)	0.0	(0.1)
Pretax income (loss)	18.0	7.1	13.1	(13.0)
Income tax (expense) benefit	(7.0)	(1.3)	(4.0)	4.8
Net income (loss)	11.0%	5.8%	9.1%	(8.2%)

Net Sales

Net sales for the third quarter ended September 30, 2009 totaled approximately $8.3 million, an increase of approximately $2.5 million (43.2%), compared with the same quarter last year. Sales of P25 digital products for the third quarter 2009 totaled approximately $4.9 million (59.4% of total sales), compared with approximately $2.9 million (49.8% of total sales) for the same quarter last year.

For the nine months ended September 30, 2009, total sales were approximately $22.1 million, an increase of approximately $6.5 million (41.9%), compared with the same period last year. Sales of P25 digital products for the nine-month period totaled approximately $13.0 million (58.7% of total sales) compared with approximately $6.7 million (43.2% of total sales) for the same period last year.

Previously announced orders from the U.S. Departments of Defense, Agriculture and Interior during the third quarter contributed to our sales growth for the quarter and the nine-month period. Additionally, these orders were primarily for P25 digital products, including our new KNG Series products. The purchases by the U.S. Department of Defense are particularly important, as they represent sales to new customers, and for products in frequencies that we did not offer prior to 2008. Supplementing these large transactions, we also realized some improvement in the flow of lower-value run-rate purchases, from both legacy and new customers. We believe our late-2008 inclusion in a blanket purchase agreement (BPA) from the U.S. General Services Administration was a contributing factor. The total estimated value of this BPA is $500 million to various suppliers over a maximum term of five years, and it will be utilized by various federal government agencies for the purchase of a wide range of analog and P25 digital radio equipment. While sales for the second and third quarters show encouraging signs, the business climate for land mobile radios and prospects for sales growth remain uncertain.

Within the past year we have significantly expanded our P25 digital product offerings with the introduction of new radio models, some of which address customers and markets that were previously outside the scope of our products. We anticipate introducing additional new products in coming quarters. We believe these products will increase our addressable opportunities and, accordingly, improve our prospects for gaining market share and sales growth.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the three months ended September 30, 2009 were 51.1% compared with 50.7% for the same quarter last year. For the nine months ended September 30, 2009, gross margins as a percentage of sales were 48.5% compared with 48.2% for the same period last year.

Our cost of products and gross margins are primarily related to product mix, manufacturing volumes and pricing. Our gross margins for the quarter and year-to-date reflect increased manufacturing volumes and an improved sales-mix of high-margin P25 digital products. For the nine-month period, these improvements were partially offset by competitive pricing pressures.

Manufacturing volumes during both the third quarter and year-to-date 2009 increased compared with the same periods last year as a result of increased sales orders. Consequently, we more fully utilized and absorbed our base of manufacturing and support expenses, favorably impacting product unit costs and gross margins.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. Leveraging increased sales volumes and P-25 product sales combined with the introduction of planned new products, we believe, should result in further cost improvements, efficiencies. We anticipate that competitive pricing pressures will continue in the future, however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting and headquarters expenses.

SG&A expenses for the third quarter 2009 were $2.7 million, or 32.8% of sales, compared with approximately $2.6 million, or 44.1% of sales, for the same quarter last year. For the nine months ended September 30, 2009, SG&A expenses decreased approximately $1.9 million (19.4%) to $7.8 million, or 35.2% of sales, compared with $9.7 million, or 62.0% of sales, for the same period last year.

Engineering and product development expenses for the three months ended September 30, 2009 increased approximately $72,000 (8.9%) compared with the same quarter last year. For the nine months ended September 30, 2009, engineering and product development expenses declined by $925,000 (25.3%) compared with the same period last year. During the third quarter we incurred costs associated with our KNG P25 development initiatives. However, for the nine-month period, the completion of several digital development initiatives and the related new product introductions enabled us to reduce the associated engineering costs compared to the same period last year. Additional new products in our KNG line are in the development process, however we do not anticipate significant increases from current engineering expense levels.

Marketing and selling expenses for the three months ended September 30, 2009 decreased by approximately $44,000 (4.0%) compared with the same quarter last year.  For the nine months ended September 30, 2009 marketing and selling expenses declined by approximately $736,000 (19.8%) compared with the same period last year. During the second half of 2008 and the first quarter 2009, we reduced selling expenses and payroll in response to sluggish sales. We maintained this lower expense structure during the second and third quarters 2009. We are, however, investing in selling and marketing initiatives focused on raising the profile of our new KNG product line while penetrating new customers and markets.

General and administrative expenses for the three months ended September 30, 2009 increased by approximately $136,000 (20.8%), compared with the same quarter last year as a result of payroll related expenses. For the nine months ended September 30, 2009 general and administrative expenses decreased by approximately $213,000 (9.3%) compared with the same period last year primarily due to reductions in professional fees and headquarters’ expenses.

Operating Income

Operating income for the three and nine months ended September 30, 2009 increased to approximately $1.5 million (18.3% of sales) and $2.9 million (13.3% of sales), respectively, compared with operating income of $385,000 (6.6% of sales) for the third quarter last year and an operating loss of approximately $2.2 million (13.8% of sales) for the same periods last year. The improvement in operating income for the three and nine months ended September 30, 2009 was derived primarily from increased total sales and sales of P25 digital products combined with lower SG&A expense levels.

Net Interest (Expense) Income

For the three and nine months ended September 30, 2009, we incurred approximately $5,000 and $41,000, respectively, in net interest expense compared to net interest income of approximately $29,000 and $134,000, respectively, for the same periods last year. We incur interest expense on borrowings from our revolving credit facility and earn interest income on our cash balances. The increase in interest expense and decline in interest income is the result of a lower cash balance and lower interest rates earned on our cash investments combined with the interest expense on borrowings from our revolving credit facility.  As of September 30, 2009, we had no borrowings outstanding under the revolving credit facility. The interest rate on such revolving credit facility as of September 30, 2009 was 5.5%. This rate is variable based on the prime rate plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million).

Income Taxes

We recorded net income tax expense of approximately $577,000 and $881,000 for the three and nine months ended September 30, 2009, respectively, compared with tax expense of $75,000 for the third quarter last year and a tax benefit of $749,000 for the nine-month period last year. Our income tax expenses and benefits are largely non-cash deferred items. The income tax expense for the year-to-date 2009, however, is net of a federal research and development tax credit.

As of September 30, 2009, we had deferred tax assets of approximately $8.3 million compared with $9.2 million at the start of the year. These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset any federal and state taxable income. The NOLs expire starting in 2018 through 2028.

In order to fully realize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration. ASC Topic 740, “Income Taxes” requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2008, 2007 and 2006, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax assets recorded at September 30, 2009. Accordingly, no valuation allowance has been established. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of September 30, 2009.

Inflation and Changing Prices

Inflation and changing prices for the three and nine months ended September 30, 2009 did not have a material impact on our operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2009, net cash provided by operating activities totaled approximately $4.4 million, compared with net cash used in operating activities of approximately $3.2 million during the same period last year. Cash generated from operating activities for the nine months ended September 30, 2009 was primarily the result of net income totaling approximately $2.0 million compared with a net loss of approximately $1.3 million for the same period last year, as well as a $3.6 million decrease in net inventories compared with an increase of $1.0 million for the same period last year. Net inventories declined during the period due to higher sales of in-stock products. As a result of sales growth, accounts receivable increased by approximately $2.5 million during the period, compared with $1.1 million for the same period last year. During the first nine months of 2009, we incurred $940,000 in capitalized software compared with $870,000 for the same period last year. Deferred tax assets for the first nine months of 2009 decreased by $855 due to non-cash tax expense on our pretax income. For the same period last year deferred tax assets increased by approximately $759,000 as a result of the tax benefit associated with our pretax loss. Depreciation and amortization totaled approximately $327,000 for the nine months ended September 30, 2009, compared with $290,000 for the same period last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products. Capital expenditures for the nine months ended September 30, 2009 were approximately $341,000 compared with approximately $384,000 for the same period last year. We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash used in financing activities totaled $1.5 million for the nine months ended September 30, 2009, representing a repayment of the entire principal balance outstanding on our revolving line of credit. For the same period last year we generated approximately $12,000 from the issuance of common stock.

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

Advances under the facility bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of September 30, 2009, we had no borrowings outstanding under the facility and approximately $3.2 million of borrowing availability.

Our cash balance at September 30, 2009 was approximately $8.1 million. We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. However, although we do not anticipate needing additional capital in the near term, the current financial crisis and adverse economic conditions may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. In addition, we face a number of other risks related to the financial crisis that may impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors—“We face a number of risks related to the financial crisis” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million). As of September 30, 2009, we had no borrowings outstanding under the facility.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

During the third quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 10, 2009	By:	/s/ DAVID P. STOREY
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 10, 2009	By:	/s/ WILLIAM P. KELLY
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).