Form 10-K
period 2009-12-31
RELM WIRELESS CORP
filed 2010-03-04
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

7100 Technology Drive

West Melbourne, Florida 32904

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each Exchange on Which Registered
Common Stock, par value $.60	NYSE Amex LLC

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

Yes ☐ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, based on the closing price of such stock on the NYSE Amex on such date, was $15,028,317.

As of February 26, 2010, 13,416,127 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2010 annual stockholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

i

PART I

Item 1.

Business.

General

RELM Wireless Corporation (RELM) provides two-way radio communications equipment of the highest quality and reliability.

In business for over 60 years, RELM is a public company (NYSE Amex: RWC) designing, manufacturing and marketing wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (APCO Project 25, or P-25). Our P-25 digital products and our analog products currently function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 800 MHz bands.

We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government and public safety applications. These products have more extensive features and capabilities than those offered in the RELM and RELM/BK lines. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG product line that was launched in 2008 and expanded during 2009.

RELM-branded products provide basic, inexpensive, yet feature-rich and reliable, two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services. Typically these users are not radio professionals, and require easy, fast and  inexpensive communication among a defined group of users.

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

Significant Events of 2009  and 2010

In February 2010, we received an order totaling approximately $6.6 million from the U.S. Department of Agriculture (USDA) Forest Service for our D-Series digital P25 portable and mobile radios.  We anticipate fulfilling this order during the first and second quarter of 2010.

In December 2009, we were included in a contract issued by the U.S. Internal Revenue Service.  The contract is for the procurement of P25 digital two-way radios and related equipment by a broad range of federal government agencies such as the departments of Justice, Treasury, Commerce, Education, Transportation, Veterans’ Affairs, and numerous others.  The maximum total value of the contract is $750 million and spans up to five years, which commenced on November 30, 2009.  The contract includes a group of companies, including our company, that meet established criteria.  The contract does not specify purchase dates or quantities of equipment from any particular supplier.

In December 2009, we received an order from the U. S. Department of Defense (DoD) valued at approximately $750,000 for our Rapid Deployment Portable Repeater.  Approximately $32,000 of the order was fulfilled in 2009.  The remainder is to be fulfilled during 2010 with unspecified delivery dates, which are at the customer’s option.

In November 2009, we were awarded orders totaling approximately $700,000 from the DoD.  These orders are for our  new digital P25 100-watt repeaters, KNG portable radios and accessories.  The orders were fulfilled during the fourth quarter 2009.

In August 2009, we were awarded an order totaling approximately $1.8 million from the DoD.  This order was for our new digital P25 KNG products and accessories.  The order has been fulfilled.

In July 2009, we received orders totaling approximately $1.8 million from agencies of the U. S. Department of Agriculture and the U.S. Department of the Interior.  The orders were comprised primarily of our new digital P25 KNG products and its long-time flagship D-Series digital P-25 products.  These orders have been fulfilled.

In May 2009, we received orders totaling $1.1 million from agencies of the U. S. Department of Agriculture and the U.S. Department of the Interior.  These orders included both our new digital P25 KNG products, and our long-time flagship D-Series digital P-25 products.  These orders have been fulfilled.

In April 2009, we received orders totaling $5.2 million from the DoD for our new P25 digital KNG products and related equipment.  These orders have been fulfilled.

In February 2009, we entered the market for P25 digital 800MHz portable radios with the introduction of the KNG-P800, our first product in this frequency band.

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

LMR systems are the most widely-used and longest-used form of wireless dispatch communications in the United States, having been first placed in service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional radio frequency spectrum was allocated by the Federal Communications Commission (FCC) for LMR use.

The LMR industry has typically been characterized by slow growth, reflecting several factors:

•

LMR is a mature industry, having been in existence for almost 90 years;

•

some LMR users are in mature industry segments that have experienced slow growth rates; and

•

most significantly, growth has been hampered by the lack of available radio spectrum, which has prevented existing users from expanding their systems and hindered efforts of many potential new users from obtaining licenses for new systems.

Years ago, as a result of the limited spectrum availability, the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively meant that the industry had to migrate to digital technology. Responding to the mandate, the Association of Public Safety Communications Officials (APCO), in concert with several LMR manufacturers, including RELM, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to: i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Accordingly, although LMR spending for many federal government agencies declined in 2008 and 2009, we anticipate that an expanding demand for P-25 equipment will ultimately fuel LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. Presently, the migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

By some estimates, the North American LMR market for infrastructure and subscriber units is approximately $5 billion in annual sales. Presently, the market is dominated by one company. However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more companies to lockout competitors. Formerly, because of proprietary characteristics incorporated in many analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a company other than the initial provider of the system. Additionally, the system infrastructure technology was prohibitive for smaller companies to develop. P-25 provides an environment in which users will increasingly have a wider selection of LMR suppliers, including smaller companies such as RELM.

Description of Products

We design, manufacture, and market wireless communications equipment consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. We do not provide complete, integrated, communications systems and infrastructure. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal, reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.

We employ both analog and digital technologies in our products. Our digital products are compliant with P-25 specifications.  Our P-25 digital products and our analog products currently function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 800 MHz bands.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 94% of our total sales for 2009, 86% of our total sales for 2008 and 88% of our total sales for 2007.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Predominantly users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 6% of our total sales for 2009, 14% of our total sales for 2008 and 12% of our total sales for 2007.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 21 employees combined with contract engineering resources. Their primary development focus is the design of our line of next generation P-25 digital products, the KNG Series. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. We added 800MHz products to the line during 2009, and plan to introduce KNG mobile radios and P-25 trunking in 2010.

Our first P-25 digital product, named the DPH, was introduced to the market in 2003. Shortly thereafter, the DPH was added to the contract to supply agencies of the U.S. Department of Interior with digital two-way communications equipment.

A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2009, 2008 and 2007, our engineering and development expenses were approximately $3.6 million, $4.5 million and $2.9 million, respectively.

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

Contract manufacturers produce various subassemblies and products on our behalf. Generally, the contract manufacturers procure raw materials from RELM-approved sources and complete manufacturing activities in accordance with our specifications. Original Equipment Manufacturer (OEM) agreements govern the business relationship with each contract manufacturer. These agreements typically have various terms and may be renewed upon agreement by both parties. The scope of these agreements may also be expanded to include new products in the future.

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

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. The amount of these components is not material relative to total component and raw material purchases.  At no time during  2009, 2008, or 2007 were our operations impaired due to delays from single source suppliers. However, the absence of a single source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing second sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

We experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations.  We also experience seasonality in our results in part due to our concentration of sales to federal and state agencies that participate in fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened.

Significant Customers

Sales to the United States Government represented approximately 60%, 42% and 57% of our total sales for the years ended December 31, 2009, 2008 and 2007, respectively. These sales were primarily to various government agencies, including those within the United States Department of Defense (DOD), the United States Forest Service (USFS) and the United States Department of the Interior (DOI).

Backlog

Our order backlog was approximately $3.2 million, $2.6 million, and $2.1 million as of December 31, 2009, 2008 and 2007, respectively.

Competition

We compete with many domestic and foreign companies primarily in the North American market. One dominant competitor holds a significant market share. We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2009, we had 87 full-time employees, most of whom are located at our West Melbourne, Florida facility; 42 of these employees are engaged in direct manufacturing or manufacturing support, 21 in engineering, 15 in sales and marketing, and 9 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of wireless communications equipment by customer location:

	2009	2008	2007
	(in Millions)
United States	$27.9	$18.8	$26.8
Other International	0.1	0.4	0.2
Total	$28.0	$19.2	$27.0

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

We are engaged in a highly competitive industry

We face intense competition from other LMR manufacturers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest producer of LMR products in the world currently is estimated to have well in excess of half the market for LMR products. This producer is also the world’s largest producer of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and producing LMR products. These advantages may allow them:

•

to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

•

to engage in more extensive research and development;

•

to undertake more far-reaching marketing campaigns;

•

to be able to take advantage of acquisitions and other opportunities;

•

to adopt more aggressive pricing policies; and

•

to be more attractive to potential employees, strategic partners and advertisers.

Many of our competitors have established extensive networks of sales locations and multiple distribution channels, and thus enjoy a competitive advantage over us in these areas as well. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

An increase in the demand for P-25 products could benefit competitors who are better financed and have inventories on-hand that will meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and we introduced a new line of P-25 products, the KNG Series, starting in 2008. Bringing such products to market and achieving a significant market penetration for these products will continue to require time and substantial expenditures of funds. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

We face a number of risks related to the current economic conditions

The generally unfavorable U. S. and worldwide economic conditions could impact our business, liquidity and financial condition in a number of ways, including:

•

Potential Deferment or Reduction of Purchases by Customers: Significant budget deficits and limited appropriations confronting our federal, state and local government customers may cause them to defer or reduce purchases of our products. Furthermore, uncertainty about current and future economic conditions may cause customers to defer purchases of our products in response to tighter credit and decreased cash availability.

•

Customers’ Inability to Obtain Financing to Fund their Operations: Some of our customers require substantial financing in order to fund their operations. Insolvencies of our customers could materially and adversely impact our business and financial condition.

•

Negative Impact from Increased Financial Pressures on Third-Party Dealers and Distributors: We make sales to certain of our customers through third-party dealers and distributors. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition the end customers to purchase our products from other third parties, or directly from us, it could materially and adversely impact our operating results and financial condition.

•

Limited Access by Us to Credit and Capital: Although we do not anticipate needing additional capital in the near term, the constrained credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $3.5 million secured credit facility with Silicon Valley Bank (SVB). As of December 31, 2009 there were no borrowings outstanding under the facility.  The loan and security agreement governing the credit facility contains certain financial maintenance and restrictive covenants.  For instance, we are required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.75:1.00 and (2) “tangible net worth” (as defined in the loan and security agreement) of at least $24 million increasing by (i) 50% of quarterly net profits and (ii) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt. Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all of these covenants. However, there is no assurance that we will be able to comply with these covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2009, approximately 60% of our LMR sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DOD, USFS and the DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

We have deferred tax assets that we may not be able to utilize under certain circumstances

If we incur future operating losses, we may be required to provide a valuation allowance some or all of our deferred tax assets with a valuation allowance, resulting in an additional non-cash income tax expense. The change in the valuation may have a material impact on future results. If we do not achieve sufficient federal taxable income in future years to utilize all or some of our net operating loss carry forwards, they will expire.

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

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. There can be no assurance that we will complete any asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, continued development of our LMR product lines through internal development and growth in our customer base. This growth and continued development, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to government regulation

Failure to comply with government regulations applicable to our business could result in penalties. Our LMR products are regulated by the FCC. As a public company we are subject to regulations of the Securities and Exchange Commission. We believe that we are in substantial compliance with all applicable federal regulations governing our business and we believe that we have obtained all licenses necessary for the operation of our business. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that we will not be materially and adversely affected by existing or new regulatory requirements or interpretations.

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. Approximately 60% of our material, subassembly and product procurements in 2009 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

We carry substantial quantities of inventory

We carry a significant amount of inventory to service customer requirements in a timely manner. If we are unable to sell this inventory over a commercially reasonable time, in the future we may be required to take inventory markdowns, which would reduce our net sales and/or gross margins. In addition, it is critical to our success that we accurately predict trends in customer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could materially harm our business, operating results and financial condition.

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights

Currently we hold no United States patents. We hold several trademarks related to the “RELM” and “BK Radio” names and certain product names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. Although we believe that trademark protection, trade secret laws and non-disclosure agreements should prevent another party from manufacturing and selling competing products under one or more of our trademarks or otherwise violating our intellectual property rights, there can be no assurance that the steps we have taken to protect our intellectual property rights will be successful. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

Our fluctuating quarterly operating results could cause volatility in our stock price

Our quarterly operating results may fluctuate significantly from quarter to quarter and may be below the expectations of securities analysts and investors, resulting in volatility for the market price for our common stock. Other factors affecting the volatility of our stock price include:

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

Any  infringement claim against us could have a material  adverse affect on our financial condition

Although we believe our products and technology do not infringe on any proprietary rights of others, as the number of competing products available in the market increases and the functions of those products further overlap, the potential for infringement claims may increase. Any such claims, with or without merit, may result in costly litigation or require us to redesign the affected product to avoid infringement or require us to obtain a license for future sales of the affected product.  Any of the foregoing could have a material adverse effect upon our business, results of operations and financial condition.  Any litigation resulting from any such claim could require us to incur substantial costs and divert significant resources, including the efforts of our management and engineering personnel.

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

We may not be able to maintain our NYSE Amex listing

Our common stock has been listed on the NYSE Amex (formerly known as the American Stock Exchange)  since October 14, 2005. There is no assurance that we will be able to satisfy the NYSE Amex’s continued listing standards, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price. If our common stock is de-listed from the NYSE Amex, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 1.9 million of our shares of outstanding common stock as of December 31, 2009 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 86% of our outstanding shares of common stock as of December 31, 2009 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties Owned

We do not own any real estate.

Leased

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, we executed the first amendment to the lease, which reduces the amount of the monthly base rent payment and extends the expiration date to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $422,000, $503,000 and $464,000 in 2009, 2008 and 2007, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease expired on December 31, 2009 and was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $81,000 in 2009, 2008 and 2007.

Item 3.

Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2009.

Item 4.

Reserved

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “RWC.” The following tables set forth the high and low closing sales price for our common stock for the quarterly periods for the years ended December 31, 2009 and 2008, as reported by the NYSE Amex.

Common Stock

	High	Low
2009 Quarter Ended
First Quarter	$0.95	$0.48
Second Quarter	1.69	0.52
Third Quarter	3.30	1.31
Fourth Quarter	4.00	2.06

	High	Low
2008 Quarter Ended
First Quarter	$3.10	$1.50
Second Quarter	1.96	1.45
Third Quarter	1.55	1.15
Fourth Quarter	1.15	0.49

(b) Holders.

On February 26, 2010, there were 1,071 holders of record of our common stock.

(c) Dividends.

We did not pay any cash dividends on our common stock during  2009 or 2008 and have no intention of doing so in the foreseeable future.  The declaration and payment of cash dividends, if any,  is subject to our board of directors discretion and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors  it may deem relevant.  In addition, our credit facility prohibits us from paying cash dividends on our common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our 2010 meeting of stockholders.

(e) Performance Graph.

The following graph compares the five-year cumulative total stockholder return on our common stock with the five-year cumulative total return of The NYSE Amex Composite Index (the “NYSE Amex Composite”) and The NYSE Arca Technology Index (the “NYSE Arca Technology”). The comparisons cover the five years ended December 31, 2009 and are based on an assumed investment of $100 as of December 31, 2004 and the reinvestment of any dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast future performance of our common stock.

	NYSE Amex Composite	NYSE Arca Technology	RELM

12/31/2004	$100.00	$100.00	$100.00
12/31/2005	125.80	85.32	324.89
12/31/2006	150.40	103.53	266.67
12/31/2007	178.95	92.74	155.59
12/31/2008	108.56	42.53	36.55
12/31/2009	147.27	58.17	155.10

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.

Selected Financial Data

The following table summarizes selected financial data and balance sheet data of RELM which are derived from our historical financial statements and should be read in conjunction with our audited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data (In Thousands, except per share data)

	Years ended December 31
	2009	2008	2007	2006	2005
Sales, net	$27,989	$19,175	$26,976	$32,445	$28,519
Income (loss) before income taxes	$3,454	$(2,912)	$2,817	$5,925	$5,527
Net income (loss)	$2,363	$(1,626)	$1,846	$3,427	$10,292
Net income (loss) per share-basic	$0.18	$(0.12)	$0.14	$0.26	$0.79
Net income (loss) per share-diluted	$0.17	$(0.12)	$0.13	$0.24	$0.75

•

Tax benefit of approximately $1.3 million is included in the results for 2008. Non-cash tax expense of approximately $1.1 million, $1.0 million and $2.3 million is included in the results for 2009, 2007 and 2006, respectively, while the results for 2005 include a non-cash tax benefit of approximately $4.8 million. The tax benefits and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” included elsewhere in this report.

•

Share-based employee compensation expense totaling approximately $55,000, $64,000 and $222,000 is included in the results for 2009, 2008 and 2007, respectively.

•

In September 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to stockholders of record on October 10, 2007.

Balance Sheet Data (In Thousands)

	As of December 31
	2009	2008	2007	2006	2005
Working Capital	$17,798	$16,633	$20,634	$25,597	$18,883
Total assets	31,421	30,622	30,145	35,306	31,116
Long-term debt	-0-	1,500	-0-	-0-	-0-
Total stockholders’ equity	28,662	26,244	27,794	32,301	27,818

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial and operating results for 2009 improved significantly from the prior year.  This included increased total sales, increased P25 digital sales, and reduced operating expenses; all of which combined to yield operating income for the year versus last year’s operating loss.  We also reduced inventory and eliminated long-term debt, while enhancing our cash and trade receivables positions.

Total sales for 2009 increased 46% to approximately $28.0 million compared with $19.2 million for the prior year.  Sales of P-25 digital products more-than-doubled to approximately $16.3 million in 2009 from $8.0 million in 2008.  Previously announced orders from the U.S. Departments of Defense, Agriculture and Interior during the year contributed to our sales growth.  These larger orders were supplemented by continued strengthening in the flow of lower value daily run-rate procurements and a larger addressable market made possible by our expanded line of new KNG products.  Importantly, we realized market share gains in 2009 with several federal agencies.  According to procurement information published by the federal government, total spending by these agencies decreased in 2009 compared to 2008, however their purchases of RELM products increased.

Improved gross margins as a percentage of sales in 2009 (48.8%) compared with 2008 (47.3%) were primarily the result of increased manufacturing volumes and a more favorable mix of higher margin digital product sales.

Selling, general and administrative expenses for 2009 decreased approximately $2.0 million (16.1%) compared with last year as certain engineering initiatives were completed and expense reductions were implemented.  We continued, however, to invest in product development, resulting in the addition of several products to our KNG line, supplementing those that were introduced in 2008.  These products are expected to increase our addressable markets.  We anticipate adding more new products to the KNG line during the course of 2010.

Pretax income for 2009 increased to approximately $3.5 million compared with a pretax loss of approximately $2.9 million last year.  We recognized income tax expense of approximately $1.1 million compared with an income tax benefit of approximately $1.3 million last year.  Our income tax expense and benefit for all periods reported  primarily relate to  deferred items including as NOL carryforward.

Net income for 2009 increased to approximately $2.4 million ($0.18 per basic share and $0.17 per fully diluted share), compared with a net loss of approximately $1.6 million ($0.12 per basic and diluted share) for the prior year.

During 2009, we reduced net inventories by approximately $3.2 million (32.2%).  As of December 31, 2009, we had approximately $7.7 million of cash and $17.8 million in working capital, with no long-term debt.

Our turnaround in 2009 is encouraging, however, general economic conditions and the business climate for land mobile radios remain challenging.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percent of sales:

	Percent of Sales for Years Ended December 31
	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of products	(51.2)	(52.7)	(48.8)
Gross margin	48.8	47.3	51.2
Selling, general and administrative expenses	(36.3)	(63.2)	(42.8)
Net interest (expense) income	(0.2)	0.7	2.2
Other income (expense)	0.0	0.0	(0.2)
Income (loss) before income tax (expense) benefit	12.3	(15.2)	10.4
Income tax (expense) benefit	(3.9)	6.7	(3.6)
Net income (loss)	8.4%	(8.5)%	6.8%

Fiscal Year 2009 Compared With Fiscal Year 2008

Sales, net

Sales in 2009 increased $8.8 million (46.0%) to approximately $28.0 million compared with $19.2 million for the prior year.  Sales of P-25 digital products in 2009 increased $8.4 million (104.6%) to approximately $16.3 million, compared with $8.0 million for 2008.

Orders announced in 2009, primarily for P-25 digital products from the U.S. Departments of Defense (DOD), Agriculture and Interior during the year contributed to our sales growth.  The orders from the DOD are particularly important, as they represent sales to new customers, and for products in frequencies that we historically did not offer.  These larger orders were supplemented by a strengthening in the flow of smaller run-rate procurements and an expanded addressable market made possible by our line of new KNG products.  We believe our late-2008 inclusion in a blanket purchase agreement (BPA) from the U.S. General Services Administration was a contributing factor.  The total estimated value of this BPA is $500 million to various suppliers over a maximum term of five years, and it is being utilized by various federal government agencies for the purchase of a wide range of analog and P25 digital radio equipment.  Likewise, we believe our inclusion in a contract issued by the U. S. Internal Revenue Service issued in December 2009 has positive implications for future sales growth.  We realized market share gains in 2009 with several federal agencies.  According to procurement information published by the federal government, total spending by these agencies decreased in 2009 compared to 2008, however their purchases of RELM products increased.

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

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2009 was 51.2% compared with 52.7% in 2008.  Our cost of products and gross margins are primarily related to product mix, manufacturing volumes and pricing.  Our gross margins for the year reflect increased manufacturing volumes and an improved sales-mix of higher margin P25 digital products.  As a consequence of higher manufacturing volumes, we more fully utilized and absorbed our base of manufacturing and support expenses, favorably impacting product unit costs and gross margins.  These improvements were partially offset by competitive pricing pressures.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  Increased sales volumes and P-25 product sales combined with the introduction of planned new products, we believe, should result in cost improvements and   efficiencies.  We anticipate that competitive pricing pressures will continue in the future, however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2009, SG&A expenses declined $2.0 million (16.1%) to approximately $10.2 million or 36.3% of sales compared with approximately $12.1 million or 63.2% of sales for the prior year.

Engineering and product development expenses in 2009 declined by $968,000 (21.4%) compared with last year.  The completion of several digital development initiatives and the related new product introductions enabled us to reduce the associated engineering costs compared with 2008.  Additional new products in our KNG line are in the development process, and are planned for introduction in 2010. However, we do not anticipate a significant increase in expenses related to this development.

Marketing and selling expenses in 2009 decreased by approximately $746,000 (16.1%) compared with last year.  During the second half of 2008 and the first quarter 2009, we reduced selling expenses and payroll in response to sluggish sales and an uncertain forecast.  We maintained this lower expense structure during the remainder of the year.  In 2009, we invested in selling and marketing initiatives focused on raising the profile of our new KNG product line, and expanding into new markets and customers.

General and administrative expenses in 2009 decreased by approximately $238,000 (8.0%) compared with last year primarily due to reductions in professional fees and headquarters’ expenses.

Operating Income

We reported operating income of approximately $3.5 million for 2009, compared with an operating loss of approximately $3.0 million last year. During 2009, total sales increased 46% from the previous year and the mix of product sales was more favorable, with a larger volume of P-25 digital sales in 2009.  Additionally, operating expenses declined approximately $2.0 million (16.1%) in 2009 compared with 2008.  These factors combined to increase operating income.

Interest Income (Expense), net

For 2009, we incurred approximately $41,000 in net interest expense compared with net interest income of approximately $143,000 for the prior year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. The decline in net interest income and increase in interest expense is derived from our lower cash position in the first half of the year, and lower interest rates.  Also, we incurred interest on borrowings under our revolving credit facility during the first two quarters in 2009.  In 2008 we did not borrow.  We had no borrowings outstanding under the credit facility as of December 31, 2009.  The interest rate on such revolving credit facility as of December 31, 2009 was 5.5%.  This rate is variable based on the prime rate plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million).

Income Taxes Benefits

We recorded net income tax expense of approximately $1.1 million for 2009 compared with an income tax benefit of $1.3 million last year.  Our income tax expenses and benefits are largely non-cash as a result of the deferred tax asset related primarily to federal and state net operating loss carryforwards.

As of December 31, 2009, we had deferred tax assets of approximately $7.8 million compared with $9.2 million at the start of the year.  These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset federal and state taxable income.  The NOLs expire starting in 2018 through 2028.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2009, 2008 and 2007, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax assets recorded at December 31, 2009.  Accordingly, no valuation allowance has been established.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of December 31, 2009.

Accounting for Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740 “ Income Taxes”, as modified by FIN 48.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2009, 2008 and 2007, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

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

In our new KNG line, we completed and introduced P25 digital products operating in VHF, UHF, and 800MHz. We have never before had P25 digital UHF or 800MHz products in our portfolio. We believe these products have expanded our addressable market and enhanced our future prospects for sales growth.

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

We continued to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. Furthermore, we evaluated contract manufacturing alternatives to improve quality, responsiveness, and cost. The contract manufacturing relationships in place for 2008 continued in 2009.

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

Engineering and product development expenses in 2008 increased by approximately $1.6 million, or 55.1% of sales, to $4.5 million compared with $2.9 million in 2007. This increase was entirely driven by the application of additional variable engineering resources to speed the completion and introduction of products of our new line of P25 digital radios. During 2008 and the first quarter of 2009, we completed and introduced new P25 digital radios operating in the VHF, UHF, and 800MHz frequencies. The models operating in UHF and 800MHz frequencies are particularly important because such products have never before been part of our product line, and therefore we have not previously been able to address opportunities in these portions of the market. We believe these products expand our addressable market and should be a source of sales growth in the future. Additional new products were introduced in 2009.

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

Operating Income

We reported an operating loss of approximately $3.0 million for 2008, compared with operating income of $2.3 million the previous year. During 2008, total sales decreased and the mix of product sales was less favorable, with the decline in sales of higher-margin P-25 digital products, compared with last year. These factors combined to adversely impact operating income.

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

Income Taxes, Benefits

Income tax benefit for 2008 totaled approximately $1.3 million compared with tax expense of $1.0 million for the prior year. The benefit and expense for each year is largely non-cash as a result of our deferred tax asset related primarily to federal and state net operating loss carryforwards.

As of December 31, 2008, our deferred tax asset totaled approximately $9.2 million. This asset was primarily composed of net operating loss carryforwards (NOLs). These NOLs were available for federal and state purposes, with expiration dates starting in 2018.

In order to fully realize the net deferred tax asset, sufficient taxable income was required in future years prior to the expiration of our NOLs.  ASC Topic 740, “Income Tax”,  requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax asset. The recognition of the net deferred tax asset and related tax benefit was based upon our conclusions regarding, among other considerations, our estimates of future earnings based on information currently available, our current and anticipated customers, contracts and product introductions, as well as recent operating results and certain tax planning strategies.

We evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax asset. From our evaluation we concluded that based on the weight of available evidence we were more likely than not to realize the benefit of our deferred tax assets recorded at December 31, 2008.

Inflation and Changing Prices

Inflation and changing prices for the years ended December 31, 2009, 2008 and 2007 did not have a material impact on our operations.

Liquidity and Capital Resources

For the year ended December 31, 2009, net cash provided by operating activities totaled approximately $5.6 million, compared with net cash used in operating activities of approximately $2.3 million last year.  Cash generated from operating activities in 2009 was primarily the result of net income totaling approximately $2.4 million compared with a net loss of approximately $1.6 million last year, as well as a $3.2 million decrease in net inventories compared with an increase of $0.9 million last year.  Net inventories declined during the period due to increased sales of in-stock products.  As a result of sales growth, accounts receivable increased by approximately $2.0 million during the year, compared with a decrease of $0.2 million last year  Deferred tax assets for 2009 decreased by $1.4 million due to utilization of net operating losses to cover current year pretax income.  Last year deferred tax assets increased by approximately $1.3 million as a result of the tax benefit associated with our pretax loss.  Depreciation and amortization totaled approximately $672,000 for 2009, compared with $384,000 last year.

Cash used in investing activities was primarily to fund the acquisition of assets pertaining to the development of our new digital products.  During  2009 we incurred $1.5 million for capitalized software compared with $1.7 million for the prior year. Capital expenditures for 2009 were approximately $357,000 compared with approximately $432,000 for 2008.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash used in financing activities totaled $1.5 million for 2009, representing repayment of the entire principal balance outstanding on our revolving line of credit.  Last year, we generated approximately $12,000 from the issuance of common stock.

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

Advances under the facility bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of December 31, 2009, we had no borrowings outstanding under the facility and approximately $3.2 million of borrowing availability.

At December 31, 2009, our cash balance was approximately $7.7 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. Although we do not anticipate needing additional capital in the near term, the constrained credit markets and adverse economic conditions may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. In addition, we face a number of other risks related to industry, national and worldwide economic conditions that may impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors—“We face a number of risks related to the current economic conditions.”

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)

Operating leases	$2,962	$547	$1,094	$1,094	$227
Purchase Obligations	3,236	3,236	—	—	—
Total	$6,198	$3,783	$1,094	$1,094	$227

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, we executed the first amendment to the lease, which reduces the amount of the monthly base rent payment and extends the expiration date to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $422,000, $503,000 and $464,000 in 2009, 2008 and 2007, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease, with an original expiration date of December 31, 2009, was renewed for an additional five years with a new expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $81,000 in 2009, 2008 and 2007.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In April 2009, FASB provided additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance amended the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. An impairment is now considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to make an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income.  The adoption of this standard did not have a material impact on the Company’ consolidated financial statements.

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

In May 2009, the FASB issued Topic 855, “Subsequent Events”, which  establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of Topic 855 did not have a material impact on the Company’s consolidated financial statements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2009-01 “Topic 105”Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162”. This statement modifies Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concept Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. We began using this statement in the third quarter of 2009.  All accounting references have been duly updated.

In June 2009, the FASB issued ASC 810-10 (formerly issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  ASC 810-10 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  ASC 810-10 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company’s adoption of ASC 810-10 is not expected to have an impact on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which provides additional guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820-10.  The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for discussion our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing the financial and operating status of RELM. The processes for determining the allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes, involve certain assumptions that if incorrect could create an adverse impact on RELM's operations and financial position.

Revenue

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped by the Company or delivered to the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the federal government are recognized when the products are delivered. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with ASC Topic 605 Revenue Recognition.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $44,000 on gross trade receivables of approximately $3.8 million as of December 31, 2009. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2009. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2009 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales.  Accordingly, we have maintained a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.1% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance.

Excess and Obsolete Inventory

The allowance for obsolete and slow moving inventory was approximately $2.3 million at December 31, 2009 as compared to approximately $2.4 million at December 31, 2008. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish a reserve based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

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

Software Development

We account for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or  Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product.  Net capitalized software costs totaled approximately $3.0 million as of December 31, 2009.

Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2009, 2008 and 2007, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust the valuation allowance related to our deferred tax assets in the future.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and elsewhere in this report and in our subsequent filings with the Securities and Exchange Commission. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at the prime rate plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million.  As of December 31, 2009, we had no outstanding borrowings under this facility.

Item 8.

Financial Statements and Supplementary Data

See pages F-1 through F-19.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RELM Wireless Corporation

West Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP	Certified Public Accountants

Miami, Florida

March 4, 2010

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$7,660	$5,475
Trade accounts receivable (net of allowance for doubtful accounts of $44 in 2009 and $81 in 2008)	3,767	1,769
Inventories, net	6,623	9,774
Deferred tax assets	1,611	1,562
Prepaid expenses and other current assets	896	931
Total current assets	20,557	19,511
Property, plant and equipment, net	1,306	1,386
Deferred tax assets, net	6,183	7,638
Capitalized software, net	3,024	1,732
Other assets	351	355
Total assets	$31,421	$30,622

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,250	$1,849
Accrued compensation and related taxes	1,086	617
Accrued warranty expense	228	302
Accrued other expenses and other current liabilities	195	110
Total current liabilities	2,759	2,878
Long-term debt	—	1,500
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,416,127 and 13,410,871 issued and outstanding shares at December 31, 2009 and 2008, respectively	8,050	8,046
Additional paid-in capital	24,071	24,020
Accumulated deficit	(3,459)	(5,822)
Total stockholders' equity	28,662	26,244
Total liabilities and stockholders' equity	$31,421	$30,622

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Sales, net	$27,989	$19,175	$26,976
Expenses
Cost of products	14,323	10,105	13,154
Selling, general and administrative	10,167	12,119	11,554
	24,490	22,224	24,708
Operating income (loss)	3,499	(3,049)	2,268
Other income (expense):
Interest expense	(47)	(7)	(4)
Interest income	6	150	602
Other expense	(4)	(6)	(49)
Total other (expense) income	(45)	137	549
Income (loss) before income taxes	3,454	(2,912)	2,817
Income tax (expense) benefit	(1,091)	1,286	(971)
Net income (loss)	$2,363	$(1,626)	$1,846
Net income (loss) per share-basic:	$0.18	$(0.12)	$0.14
Net income (loss) per share-diluted:	$0.17	$(0.12)	$0.13
Weighted average shares outstanding-basic	13,411	13,403	13,362
Weighted average shares outstanding-diluted	13,600	13,403	14,062

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in Thousands, except share data)

	Common Stock		Additional paid-In Capital	Accumulated Earnings (Deficit)	Total
	Shares	Amount
Balance at December 31, 2006	13,341,661	$8,004	$23,641	$656	$32,301
Common stock option exercise	54,210	33	90	—	123
Share-based compensation expense	—	—	222	—	222
Cash dividends paid	—	—	—	(6,698)	(6,698)
Net income	—	—	—	1,846	1,846
Balance at December 31, 2007	13,395,871	8,037	23,953	(4,196)	27,794
Common stock option exercise	15,000	9	3	—	12
Share-based compensation expense	—	—	64	—	64
Net loss	—	—	—	(1,626)	(1,626)
Balance at December 31, 2008	13,410,871	8,046	24,020	(5,822)	26,244
Common stock option exercise	5,256	4	(4)	—	—
Share-based compensation expense	—	—	55	—	55
Net income	—	—	—	2,363	2,363
Balance at December 31, 2009	13,416,127	$8,050	$24,071	$(3,459)	$28,662

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(in Thousands, except share data)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$2,363	$(1,626)	$1,846
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Allowance for doubtful accounts	5	102	35
Inventories reserve	245	331	352
Deferred tax (expense) benefit	1,406	(1,296)	946
Depreciation and amortization	672	384	390
Share-based compensation expense	55	64	222
Loss on disposal of long-lived assets	—	—	47
Changes in operating assets and liabilities:
Accounts receivable	(2,003)	121	1,538
Inventories	2,906	(1,206)	(1,811)
Prepaid expenses and other current assets	35	166	(256)
Other assets	4	108	(32)
Accounts payable	(599)	688	(11)
Accrued compensation and related taxes	469	(70)	(547)
Accrued warranty expense	(74)	62	35
Accrued other expenses and other current liabilities	85	(153)	(131)
Net cash provided by (used in) operating activities	5,569	(2,325)	2,623

Cash flows from investing activities
Purchases of property, plant and equipment	(357)	(432)	(862)
Capitalized software	(1,527)	(1,732)	—
Net cash (used in) investing activities	(1,884)	(2,164)	(862)

Cash flows from financing activities
Proceeds from issuance of common stock	—	12	123
Dividends paid on common stock	—	—	(6,698)
Proceeds from debt	—	1,500	—
Repayment of revolving credit line	(1,500)	—	—
Net cash (used in) provided by financing activities	(1,500)	1,512	(6,575)
Increase (decrease) in cash	2,185	(2,977)	(4,814)
Cash and cash equivalents, beginning of year	5,475	8,452	13,266
Cash and cash equivalents, end of year	$7,660	$5,475	$8,452
Supplemental disclosure
Cash paid for interest	$47	$7	$4
Cash paid for income taxes	$50	$38	$142
Non-cash financing activity Conversion of stock options to stockholders' equity	$4	$—	$—

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentage)

1.

Summary of Significant Accounting Policies

Description of Business

RELM Wireless Corporation and  subsidiary’s (collectively “ the Company”) primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products which are sold in two primary markets: (1) the government and public safety market and (2) business and industrial market. The Company has only one reportable business segment.

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

Capitalized Software Costs

Capitalized software development costs are those incurred during the programming, codification and testing phase. Costs incurred during the design and planning, product definition and product specification state are accounted for as expenses.

The amortization of capitalized software costs during a reporting period is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and (b) the straight-line method over the remaining estimated economic life of the software or the product they are incorporated within.

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2009.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2009 is adequate.

Revenue Recognition

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the federal government are recognized when the products are delivered. The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with ASC Topic 605 Revenue Recognition.  Surcharges collected on certain sales to government customers and remitted to governmental agencies are not included in revenues or in costs and expenses.

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2009, 2008 and 2007, and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2009 and 2008, accounts receivable from governmental customers were approximately $1,544 and $727, respectively. Generally receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations.

Primarily the Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2009, the Company had cash and cash equivalents in excess of FDIC limits of approximately $7,410.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. The Company also places a substantial emphasis on manufacturing in other countries. Approximately 60% of the Company’s material, subassembly and product procurements in 2009 were sourced internationally, of which approximately 30% is sourced with one supplier. For 2008, the Company’s internationally sourced material, subassembly and product procurements totaled approximately 60%, with approximately 38% sourced from one supplier. Purchase orders denominated in U.S. dollars are placed with these vendors from time to time and there are no guaranteed supply arrangements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include accounts receivable allowances, inventory obsolescence reserves, warranty reserves, and income tax accruals. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value due to the short-term nature of these financial instruments.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense are classified as part of selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2009, 2008, and 2007, such expenses totaled $299, $410, and $426, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the year ended December 31, 2009, 2008, and 2007 are research and development costs of $3,562, $4,527, and $2,918, respectively.

Share-Based Compensation

In December 2004, the FASB issued ASC Topic 718, “Compensation-Stock Compensation.” This Topic requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in ASC Topic 718.

Earnings Per Share

Earnings per share amounts are computed and presented for all periods in accordance with ASC Topic 260-10-05, “Earnings per Share.”

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Pursuant to ASC Topic 220-10-05, “Reporting Comprehensive Income”, the Company is required to report comprehensive income (loss) and its components in its consolidated financial statements. The Company does not have any significant components of other comprehensive income (loss) to be reported under ASC Topic 220-10-05. Total comprehensive income (loss) is equal to net income (loss) reported for all periods presented in the consolidated financial statements.

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

Recent Accounting Pronouncements

In April 2009, FASB provided additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other- than-temporary impairments on debt and equity securities in the financial statements. An impairment is now considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to make an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income.  The adoption of this standard did not have a material impact on the Company’ consolidated financial statements.

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

In May 2009, the FASB issued Topic 855, “Subsequent Events”, which  establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of Topic 855 did not have a material impact on the Company’s consolidated financial statements

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2009-01 “Topic 105”Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162”. This statement modifies Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concept Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic do that users can more easily access authoritative accounting guidance. We began using this statement in the third quarter of 2009.  All accounting references have been duly updated.

In June 2009, the FASB issued ASC 810-10 (formerly issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  ASC 810-10 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  ASC 810-10 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company’s adoption of ASC 810-10 is not expected to have an impact on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which provides additional guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820-10.  The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

2.

Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2009	2008

Finished goods	$1,879	$4,294
Work in process	2,172	3,044
Raw materials	2,572	2,436
	$6,623	$9,774

Changes in the allowance for obsolete and slow moving inventory is as follows:

	Years Ended December 31,
	2009	2008	2007

Balance, beginning of year	$2,405	$2,224	$2,960
Charged to cost of sales	245	331	352
Disposal of inventory	(304)	(150)	(1,088)
Balance, end of year	$2,346	$2,405	$2,224

3.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts is composed of the following:

	Years Ended December 31,
	2009	2008	2007

Balance, beginning of year	$81	$52	$67
Provision for doubtful accounts	5	102	35
Uncollectible accounts written off	(42)	(73)	(50)
Balance, end of year	$44	$81	$52

4.

Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2009	2008

Leasehold improvements	$246	$259
Machinery and equipment	4,305	4,020
Less accumulated depreciation and amortization	(3,245)	(2,893)
Property, plant and equipment, net	$1,306	$1,386

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $437, $384 and $390, respectively.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

5.

Accounting for Software Costs

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or  Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled $3,024  and $1,732 as of December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company’s amortization expense for capitalized software was approximately $235.  There was no amortization expense for capitalized software year ended December 31, 2008 and 2007.

6.

Debt

On October 23, 2008, the Company, RELM Communications, Inc., the Company’s wholly-owned subsidiary, and SVB, as lender, entered into a Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which the Company obtained a secured revolving credit facility with borrowing availability of up to $3,500 (the “SVB Credit Facility”). The SVB Credit Facility replaced the Company’s then-existing secured revolving credit facility with RBC (as defined below), which the Company terminated immediately prior to entering into the SVB Credit Facility.

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

Advances under the SVB Credit Facility will bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime the Company’s quarterly net income is greater than $1,000. At December 31, 2009 the interest rate was 5%. Under the terms and conditions of the Loan and Security Agreement, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the Loan and Security Agreement, the Company’s obligations are secured by substantially all of its assets, principally accounts receivable and inventory. The Company was in compliance with all covenants under the Loan and Security Agreement as of the date of this report. At December 31, 2009, the Company had $0 outstanding under the SVB Credit Facility and it had approximately $3,200 of borrowing available under the SVB Credit Facility

In December 2007, the Company established a secured revolving credit facility with RBC Centura Bank (“RBC”) to replace a secured revolving credit facility with Silicon Valley Bank (“SVB”), which was due to expire on January 1, 2008. The RBC facility provided borrowing availability of up to $10,000. The secured revolving credit facility with SVB had borrowing availability of up to $3,500. There were no borrowings outstanding under the SVB facility in October 2008, the date of termination.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

7.

Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, the lease was amended to reduce the monthly rent expense and extend the expiration date by five years to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $422, $503 and $464 in 2009, 2008 and 2007, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The lease expired on December 31, 2009 and was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $81 in 2009, 2008 and 2007.

The following table summarizes future minimum rental payments under these leases as of December 31, 2009:

2010	$547
2011	547
2012	547
2013	547
2014	547
Later years	227
$2,962

8.

Income Taxes

The income tax (expense) benefit is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(317)	$7	$(23)
State	2	3	(2)
	(315)	10	(25)
Deferred:
Federal	1,327	(1,151)	(836)
State	79	(145)	(110)
	1,406	(1,296)	(946)
	$1,091	$(1,286)	$(971)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2009	2008	2007

Statutory U.S. income tax rate	34.0%	(34.0)%	34.0%
States taxes, net of federal benefit	2.4%	3.0%	3.6%
Permanent differences	1.1%	0.6%	2.2%
Change in valuation allowance	0.0%	(0.7)%	13.5%
Tax Credits	(5.5)%	(9.6)%	(12.7)%
Other	(0.4)%	(3.5)%	(5.9)%

Effective income tax rate	31.6%	(44.2)%	34.7%

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2009		2008
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$—	$5,527	$—	$6,738
R and D tax credit	—	616	—	438
AMT tax credit	—	139	—	418
Section 263A costs	403	—	268	—
Research and development costs	132	240	132	378

Asset reserves:
Bad debts	16	—	29	—
Inventory reserve	837	—	862	—

Accrued expenses:
Non-qualified stock options	—	77	—	101
Compensation	142	—	163	—
Warranty	81	—	108	—
Deferred tax assets	1,611	6,599	1,562	8,073
Less APIC pool reserve	—	(360)	—	(362)
Total deferred tax assets	1,611	6,239	1,562	7,711

Deferred tax liabilities:
Depreciation	—	(8)	—	—
Amortization	—	(48)	—	(73)
Total deferred tax liabilities	—	—	—	(73)

Net deferred tax assets	$1,611	$6,183	$1,562	$7,638

As of December 31, 2009, the Company had net deferred tax assets of approximately $7,794, primarily composed of net operating loss carry forwards (NOLs). The NOLs total $13,149 for federal and $17,460 for state purposes, with expirations starting in 2018. Included in the Company’s NOLs as of December 31, 2009 is approximately $1,000 from the exercise of stock options. The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $360 and is reserved through a valuation allowance at December 31, 2009, will be recorded as a reduction to valuation allowance and an increase in additional paid in capital when the related deferred tax asset is realized.

During 2009 and 2008, the Company utilized $3,071 and generated $2,691, respectively, of its federal NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base and contracts, its new product introductions, certain tax planning strategies and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2009, 2008, and 2007. ASC Topic 740 “Income Taxes”  requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the utilization of the deferred tax asset.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes (Continued)

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset. Based on this evaluation, management believes that the Company is more likely than not to utilize the benefit of its deferred tax assets. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s deferred tax assets may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax assets recorded as of December 31, 2009. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax assets may occur in the future. Furthermore, the 2009 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2009, 2008, and 2007, the Company incurred $61, $0, and $23, respectively, in alternative minimum tax in connection with the federal limitation on alternative tax net operating loss carryforwards.

As a result of the implementation of ASC Topic 740-10-05 “Tax Position”, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by ASC Topic 740-10-05. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2009, the Company was not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2009 and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2009 are reported as a component of income tax expense.

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company’s federal income tax returns for calendar years 2006, 2007, and 2008 are subject to examination by the Internal Revenue Service.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

9.

Income Per Share

The following table sets the computation of basic and diluted income (loss) per share:

	Years ended December 31,
	2009	2008	2007
Numerator:
Net income (loss from continuing operations numerator for basic and diluted earnings per share	$2,363	$(1,626)	$1,846
Denominator:
Denominator for basic earnings per share weighted average shares	13,411,188	13,402,597	13,362,174
Effect of dilutive securities:
Stock options	188,555	—	699,918
Denominator for diluted earnings per share weighted average shares	13,599,743	13,402,597	14,062,092
Basic income (loss) per share	$0.18	$(0.12)	$0.14
Diluted income (loss) per share	$0.17	$(0.12)	$0.13

Approximately 183,912, 1,192,000, and 129,000 stock options for the years ended December 31, 2009, 2008, and 2007, respectively, were excluded from the calculation because they were anti-dilutive.

10.

Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $55, $64 and $222 of share-based employee compensation expense during the years ended December 31, 2009, 2008, and 2007, respectively, and is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations.  No amount of share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2009, 2008 and 2007 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2009	FY 2008	FY 2007
Expected Volatility	72.8% - 88.8%	61.7% - 88.7%	64.2% - 89.4%
Expected Dividends	0.00	0.00	0.00
Expected Term (In years)	3.0 - 6.5	3.0 - 6.0	3.0 - 6.0
Risk-Free Rate	1.56%	2.86%	4.66%

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

10.

Share-Based Employee Compensation (Continued)

A summary of stock option activity under our stock option plans as of December 31, 2009, and changes during the year ended December 31, 2009 are presented below:

		Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)

As of January 1, 2009
Outstanding		1,191,912	2.52	—	1.71	—
Vested		1,061,912	2.64	—	1.79	—
Nonvested		130,000	1.50	—	0.99	—

Period activity
Issued		38,000	1.89	—	0.41	—
Exercised		20,000	2.88	—	2.07	—
Forfeited		5,000	4.50	—	2.68	—
Expired		225,000	3.11	—	2.21	—

As of December 31, 2009
Outstanding		979,912	2.34	3.42	1.53	1,437,715
Vested		883,245	2.42	3.01	1.60	1,287,047
Nonvested		96,667	1.58	7.26	0.84	150,668

Outstanding:
Range of Exercise Prices ($)		Stock Options Outstanding	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)

0.77	1.15	550,500	$ 1.06	$2.02
1.50	2.05	158,000	1.76	6.33
2.10	4.17	117,500	2.76	3.85
4.50	6.33	89,508	4.81	5.19
7.39	11.40	64,404	10.47	5.03
		979,912	$ 2.34	$3.42

Exercisable:
Range of Exercise Prices ($)		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)

0.77	1.15	533,833	1.07
1.50	2.05	78,000	1.77
2.10	4.17	117,500	2.76
4.50	6.33	89,508	4.81
7.39	11.40	64,404	10.47
		883,245	2.42

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

11.

Significant Customers

Sales to the United States Government represented approximately 60%, 42% and 57% of the Company’s total sales for the years ended December 31, 2009, 2008, and 2007, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, and the U.S. Department of the Interior. Sales to foreign markets were approximately 1%, 2%, and 1% of total sales in 2009, 2008, and 2007.

12.

Pension Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2009, 2008 and 2007, total contributions made by the Company were $99, $122 and $109, respectively.

13.

Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $91, $35 and $58 for the years ended December 31, 2009, 2008 and 2007, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has noncancellable  purchase commitments for inventory totaling $3,236 as of December 31, 2009.

Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2009, 2008 and 2007 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2009	$302	228	(302)	$228
2008	$240	302	(240)	$302
2007	$205	240	(205)	$240

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2009.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

14.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Year Ended December 31, 2009
Sales, net	$3,973	$9,876	$8,292	$5,848
Gross profit	1,615	4,894	4,234	2,923
Net (loss) income	(867)	1,954	927	349
(Loss) earnings per share – basic	(0.06)	0.15	0.07	0.03
(Loss) earnings per share – diluted	(0.06)	0.15	0.07	0.03

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Year Ended December 31, 2008
Sales, net	$3,510	$6,299	$5,790	$3,576
Gross profit	1,384	3,200	2,938	1,548
Net (loss) income	(1,359)	(259)	337	(345)
(Loss) earnings per share – basic	(0.10)	(0.02)	0.03	(0.03)
(Loss) earnings per share – diluted	(0.10)	(0.02)	0.02	(0.03)

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on this evaluation they have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that our internal controls over financial reporting were effective as of December 31, 2009. In making the assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2010 annual meeting of stockholders.

Item 11.

Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2010 annual meeting of stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2010 annual meeting of stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2010 annual meeting of stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2010 annual meeting of stockholders.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets
as of December 31, 2009 and 2008

F-2

Consolidated Statements of Operations
- years ended December 31, 2009, 2008 and 2007

F-3

Consolidated Statements of Changes in Stockholders’ Equity
- years ended December 31, 2009, 2008 and 2007

F-4

Consolidated Statements of Cash Flows

- years ended December 31, 2009, 2008 and 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 4th day of March 2010.

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

SIGNATURE	TITLE	DATE

/s/ GEORGE N. BENJAMIN, III George N. Benjamin, III	Chairman of the Board	March 4, 2010
/s/ DAVID P. STOREY David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 4, 2010
/s/ WILLIAM P. KELLY William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 4, 2010
/s/ DONALD F. U. GOEBERT Donald F. U. Goebert	Director	March 4, 2010
/s/ RANDOLPH K. PIECHOCKI Randolph K. Piechocki	Director	March 4, 2010
/s/ WARREN N. ROMINE Warren N. Romine	Director	March 4, 2010
/s/ TIMOTHY W. O’NEIL Timothy W. O’Neil	Director	March 4, 2010
/s/ JOHN WELLHAUSEN John Wellhausen	Director	March 4, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
23.1	Consent of BDO Seidman LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)