Form 10-Q
period 2010-03-31
RELM WIRELESS CORP
filed 2010-05-05
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐                                No ☐

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

Yes ☐                                No ☑

There were 13,489,815 shares of common stock, $0.60 par value, of the registrant outstanding at April 23, 2010.

PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,684	$7,660
Trade accounts receivable (net of allowance for doubtful
accounts of $44 at March 31, 2010 and at December 31, 2009, respectively)	5,555	3,767
Inventories, net	7,296	6,623
Deferred tax assets, net	1,610	1,611
Prepaid expenses and other current assets	830	896
Total current assets	20,975	20,557

Property, plant and equipment, net	1,282	1,306
Deferred tax assets, net	6,203	6,183
Capitalized software, net	3,383	3,024
Other assets	342	351
Total assets	$32,185	$31,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,898	$1,250
Accrued compensation and related taxes	829	1,086
Accrued warranty expense	276	228
Accrued other expenses and other current liabilities	299	195
Total current liabilities	3,302	2,759

Long-term debt	−	−
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares
none issued or outstanding	−	−
Common stock; $.60 par value; 20,000,000 authorized shares:
13,484,815 and 13,416,127 issued and outstanding shares at March 31, 2010 and December 31, 2009, respectively	8,091	8,050
Additional paid-in capital	24,250	24,071
Accumulated deficit	(3,458)	(3,459)
Total stockholders' equity	28,883	28,662

Total liabilities and stockholders' equity	$32,185	$31,421

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Sales, net	$6,449	$3,973
Expenses
Cost of products	3,485	2,358
Selling, general and administrative	2,950	2,467
Total expenses	6,435	4,825

Operating income (loss)	14	(852)

Other (expense) income:
Net interest (expense) income	-	(16)
Other (expense) income	(12)	1
Total other (expense) income	(12)	(15)

Income (loss) before income tax (expense) benefit	2	(867)

Income tax (expense) benefit	(1)	-

Net income (loss)	$1	$(867)

Net earnings (loss) per share-basic:	$0.00	$(0.06)
Net earnings (loss) per share-diluted:	$0.00	$(0.06)
Weighted average shares outstanding-basic	13,436,736	13,410,871
Weighted average shares outstanding-diluted	13,873,677	13,410,871

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities
Net income (loss)	$1	$(867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for doubtful accounts	7	(36)
Inventories reserve	128	91
Deferred tax asset	1	-
Depreciation and amortization	154	165
Shared-based compensation expense	132	15
Excess tax benefit from share-based compensation	(20)	-
Change in operating assets and liabilities:
Accounts receivable	(1,795)	(559)
Inventories	(801)	642
Prepaid expenses and other current assets	66	338
Other assets	9	(74)
Accounts payable	648	149
Accrued compensation and related taxes	(257)	82
Accrued warranty expense	48	(27)
Accrued other expenses and other current liabilities	104	62
Net cash used in operating activities	(1,575)	(19)

Cash flows from investing activities
Purchases of property, plant and equipment	(71)	(320)
Capitalized software	(418)	(489)
Net cash used in investing activities	(489)	(809)

Cash flows from financing activities
Proceeds from issuance of common stock	68	-
Excess tax benefit from share-based compensation	20	-
Cash provided by financing activities	88	-

Net change in cash and cash equivalents	(1,976)	(828)
Cash and cash equivalents, beginning of period	7,660	5,475
Cash and cash equivalents, end of period	$5,684	$4,647

Supplemental disclosure
Cash paid for interest	$-	$3

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2009-05, which provides additional guidance under the FairValue Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820.  The Company’s adoption of this guidance is not expected to have an impact on its consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance is not expected to have an impact on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to its consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)
2.           Significant Events and Transactions

In April 2010, the Company was selected as one of a group of P25 digital two-way radio equipment suppliers to the City of Phoenix, Arizona.  The initial period of the contract spans five years, which commenced on March 15, 2010, and may be extended for up to five additional one-year periods.  The estimated total value of the initial contract period is $6 million, but may be higher or lower depending on the city’s needs and budgets.  The contract does not specify purchase dates or quantities of equipment from any particular supplier.

In March 2010, the Company successfully completed P25 interoperability tests on Motorola’s ASTRO P25 system infrastructure.  The Company’s KNG-Series radios demonstrated interoperability by passing all of the required P25 Phase 1 Common Air Interface Trunked Interoperability tests specified by the Telecommunications Industry Association (TIA) and the U.S. Department of Homeland Security.  This testing is required by these agencies to meet radio users’ need for documented proof of interoperability on the Motorola infrastructure.  The testing was conducted at Motorola’s lab as part of the formal P25 Compliance Assessment Program.

In March 2010, the Company demonstrated its trunked version KNG-Series P25 digital radios at the International Wireless Communications Exposition held March 10-12, 2010 in the Las Vegas Convention Center.

In February 2010, the Company received an order totaling approximately $6.6 million from the U. S. Department of Agriculture Forest Service.  This order is comprised of RELM’s long-time flagship D-Series digital P-25 portable and mobile radios.  A portion of the order was fulfilled during the first quarter of 2010 while the remainder is anticipated to be fulfilled during the second quarter of 2010.

3.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $44 on gross trade receivables of $5,599 and $3,811 at March 31, 2010 and December 31, 2009, respectively.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables as of March 31, 2010.

4.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2010	December 31, 2009
Finished goods	$2,019	$1,879
Work in process	2,216	2,172
Raw materials	3,061	2,572
	$7,296	$6,623

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,475 at March 31, 2010, compared with approximately $2,346 at December 31, 2009. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)
5.           Income Taxes

Net income tax expense totaling approximately $1 has been recorded for the three months ended March 31, 2010.

As of March 31, 2010, the Company’s deferred tax assets totaled approximately $7,813, compared with $7,794 as of December 31, 2009, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs are available to offset any Federal or state taxable income and expire starting in 2018 through 2028.

In order to fully realize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration. ASC Topic 740 “Income Taxes” requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefit is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at March 31, 2010. Accordingly, no valuation allowance has been established.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of March 31, 2010.

In April 2010, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s federal tax return for the fiscal year ended December 31, 2007.  The examination has not commenced.

6.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three months ended March 31, 2010, the Company’s amortization cost was $59 compared with $58 for the three months ended March 31, 2009.  Net capitalized software costs totaled $3,383 and $3,024 as of March 31, 2010 and December 31, 2009, respectively.

7.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2010 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2009	13,416,127	$8,050	$24,071	$(3,459)	$28,662
Common stock option exercise and issued	68,688	41	27		68
Excess tax benefit from share- based compensation			20		20
Share-based compensation expense	−	−	132	−	132
Net income	−	−	−	1	1
Balance at March 31, 2010	13,484,815	$8,091	$24,250	$(3,458)	$28,883

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)
8.           Income (loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$1	$(867)
Denominator:
Denominator for basic earnings per share weighted average shares	13,436,736	13,410,871

Effect of dilutive securities:
Options	436,941	-

Denominator
Denominator for diluted earnings per share weighted average shares	13,873,677	13,410,871

Basic income (loss) per share	$0.00	$(0.06)
Diluted income (loss) per share	$0.00	$(0.06)

A total of 1,186,912 shares related to options are not included in the computation of diluted loss per share for the three months ended March 31, 2009 because to do so would have been anti-dilutive for that period.

9.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $132 of non-cash share-based employee compensation expense for the three months ended March 31, 2010, compared with $15  for the same period last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($14 for the three months ended March 31, 2010, compared with $0 for the same period last year) and selling, general and administrative expenses ($118 for the three months ended March 31, 2010, compared with $15 for the same period last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2010 was calculated using the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options.  The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future and the Company is prohibited from doing so under its current secured revolving credit facility.    The Company has estimated future stock option exercises by the optionees.  The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the optionees.  The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)
Three months ended March 31, 2010

Expected Term in Years	6.5
Expected Volatility	76.6%
Risk-Free Rate	2.85%
Expected Dividends	0.00

A summary of stock option activity under the Company’s stock option plans as of March 31, 2010, and changes during the three months ended March 31, 2010 are presented below:

As of January 1, 2010	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)

Outstanding	979,912	2.34	-	1.53	-
Vested	883,245	2.42	-	1.60	-
Nonvested	96,667	1.58	-	0.84	-

Period activity
Issued	125,000	4.07	-	2.88	-
Exercised	68,688	1.00	-	0.71	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of March 31, 2010
Outstanding	1,036,224	2.64	4.16	1.75	1,719,837
Vested	856,223	2.62	3.28	1.74	1,512,136
Nonvested	180,001	2.73	8.36	1.78	207,701

10.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2010.

Other

As of March 31, 2010, the Company had commitments for purchase orders to suppliers of approximately $5,345.

Significant Customers

Sales to United States government agencies represented approximately $4,654 (72.2%) of the Company’s total sales for the three months ended March 31, 2010, compared with approximately $1,000 (31.1%) for the same period last year.  Accounts receivable from agencies of the United States government were approximately $4.2 million as of March 31, 2010 compared with approximately $0.7 million at the end of the same period last year.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●	changes in customer preferences;
●	our inventory and debt levels;
●	heavy reliance on sales to agencies of the United States government;
●	federal, state and local government budget deficits and spending limitations;
●	quality of management, business abilities and judgment of our personnel;
●	the availability, terms and deployment of capital;
●	competition in the land mobile radio industry;
●	reliance on contract manufacturers;
●	limitations in available radio spectrum for use of land mobile radios;
●	changes or advances in technology; and
●	general economic and business conditions.

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

Executive Summary

For the first quarter ended March 31, 2010, our financial and operating results improved significantly from the comparable period last year.  This included increased total sales, increased P25 digital sales, and increased operating income for the quarter.  We also maintained our strong working capital position while remaining long-term debt-free.

A previously announced order from the U.S. Department of Agriculture Forest Service contributed significantly to our results for the first quarter.  We also continued to progress with our P25 Trunking development; demonstrating Trunked KNG products in March 2010 at the International Wireless Communications Exposition, and passing interoperability tests on Motorola’s ASTRO P25 system infrastructure.

For the first quarter ended March 31, 2010, total sales were approximately $6.4 million, an increase of approximately $2.5 million (62.3%), compared with the same quarter last year.  Sales of P25 digital products for the first quarter comprised approximately $4.5 million (69.5% of total sales) compared with approximately $1.8 million (45.2% of total sales) for the same quarter last year.

Gross margins as a percentage of sales for the three months ended March 31, 2010 were 46.0% compared with 40.6% for the same quarter last year.  Our gross margins for the first quarter, while improved from the first quarter last year, reflect competitive pricing pressures and additional manufacturing costs.

For the three months ended March 31, 2010, selling, general and administrative expenses increased approximately $483,000 (19.6%) compared with the same period last year, reflecting costs related to marketing and sales, as well as product development initiatives during the quarter, some of which are non-recurring for the remainder of the year.

Pretax income for the three months ended March 31, 2010 improved by $0.9 million to approximately $2,000 compared with a pretax loss of approximately $867,000 for the same quarter last year.

For the three months ended March 31, 2010, we recognized income tax expense of approximately $1,000, which is primarily non-cash.  For the same quarter last year, we recognized neither income tax expense nor benefit.

Net income for the three months ended March 31, 2010 was approximately $1,000 ($0.0 per basic and diluted share), compared with a net loss of approximately $867,000 ($0.06 per basic and diluted share) for the same quarter last year.

As of March 31, 2010, we had approximately $17.7 million in working capital of which $11.2 million was comprised of cash and trade receivables; substantially unchanged from December 31, 2009.  Additionally, we had no indebteness on our revolving credit facility as of March 31, 2010.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended March 31, 2010

Sales	100.0%	100.0%
Cost of products	(54.0)	(59.4)
Gross margin	46.0	40.6
Selling, general and administrative expenses	(45.7)	(62.1)
Net interest expense	0.0	(0.4)
Other (expense) income	(0.2)	0.1
Pretax income (loss)	0.1	(21.8)
Income tax (expense) benefit	(0.0)	0.0
Net income (loss)	0.1%	(21.8%)

Net Sales

Net sales for the first quarter ended March 31, 2010, totaled approximately $6.4 million, an increase of approximately $2.5 million (62.3%), compared with the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $4.5 million (69.5% of total sales), compared with approximately $1.8 million (45.2% of total sales) for the same quarter last year.

A previously announced order from the U.S. Department of Agriculture Forest Service contributed significantly to our sales growth for the quarter.  The order was primarily for our D-Series P25 digital portable and mobile radios with accessories.  This large purchase emphasizes the importance of our long-term customers and legacy products in our continued success.  Also, in April 2010, we were selected as a supplier on a contract with the City of Phoenix, Arizona, an initial success in our strategic efforts to penetrate the state and local government segment.  These events combined with improved sales for the first quarter of 2010, and for the second half of 2009, offer encouraging signs of recovery in the industry and with our customers.

Meaningful progress has continued in the development of our P25 trunking products and capabilities, which we anticipate should be commercially available later this year.  During the quarter, we demonstrated these items at our industry’s primary trade show, the International Wireless Communications Exposition (IWCE).  Shortly thereafter, we achieved an important milestone by successfully completing P25 interoperability tests on Motorola’s ASTRO P25 system infrastructure.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the three months ended March 31, 2010 were 46.0% compared with 40.6% for the same quarter last year.

Our cost of products and gross margins are primarily related to product mix, manufacturing volumes and pricing.  Compared with the same quarter last year, our gross margins for the quarter reflected increased manufacturing volumes and an improved sales-mix of high-margin P25 digital products.  Consequently, we more fully utilized and absorbed our base of manufacturing and support expenses.  However, gross margins were impacted by competitive pricing considerations and some increased product manufacturing costs.  Some of these factors were specific to the circumstances of the quarter and are not expected to be recurring, nor are they reflective of permanent changes in our pricing or cost structure.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  Leveraging increased sales volumes and P-25 product sales combined with the introduction of planned new products, we believe, should result in further cost improvements and   efficiencies.  We anticipate that competitive pricing pressures will continue in future quarters, however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter of 2010 were approximately $3.0 million, or 45.7% of sales, compared with approximately $2.5 million, or 62.1% of sales, for the same quarter last year.

Engineering and product development expenses for the three months ended March 31, 2010 increased approximately $186,000 (20.7%) compared with the same quarter last year.  During the first quarter, we incurred additional costs primarily associated with our P25 mobile, and other engineering and new product development initiatives.  New products and capabilities in our KNG line, including a P25 mobile radio and P25 trunking, are in the pipeline and planned for introduction later this year.

Marketing and selling expenses for the three months ended March 31, 2010 increased by approximately $160,000 (16.6%) compared with the same quarter last year.  During the quarter we increased sales and marketing programs designed to raise the profile of the Company and our new products, some of which related to our enhanced presence at the International Wireless Communications Exposition trade show.  Also, in the same quarter last year we reduced selling expenses and payroll in response to sluggish sales.  We plan to continue investing in selling and marketing initiatives that we believe will support our efforts to penetrate new customers and markets.

General and administrative expenses for the three months ended March 31, 2010 increased by approximately $137,000 (22.6%), compared with the same quarter last year as primarily a result of non-cash share-based employee compensation and other headquarters and public company related expenses.

Operating Income

Operating income for the three months ended March 31, 2010 increased to approximately $14,000 (0.2% of sales), compared with an operating loss of $852,000 (21.4% of sales) for the same quarter last year.  The improvement in operating income for the three months ended March 31, 2010 was derived primarily from increased total sales and sales of P25 digital products, which yielded improved gross margins.

Net Interest (Expense) Income

For the three months ended March 31, 2010, we incurred no interest expense or income, compared to net interest expense of approximately $16,000 for the same period last year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  For the quarter, we had no borrowings outstanding under our revolving credit facility.  The interest rate on such revolving credit facility as of March 31, 2010 was 5.5%.  This rate is variable based on the prime rate plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million).

Income Taxes

We recorded net income tax expense of approximately $1,000 for the three months ended March 31, 2010.  For the same quarter last year, we did not record any income tax expense or benefit.  Our income tax expense is primarily non-cash.

As of March 31, 2010 and December 31, 2009,, we had deferred tax assets of approximately $7.8 million, These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset any federal and state taxable income.  The NOLs expire starting in 2018 through 2028.

In order to fully realize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  ASC Topic 740, “Income Taxes” requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as  historical operating results, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax assets recorded at March 31, 2010.  Accordingly, no valuation allowance has been established.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of March 31, 2010.

In April 2010 we were notified by the Internal Revenue Service of its intent to examine our federal tax return for the fiscal year ended December 31, 2007.  The examination has not commenced.

Inflation and Changing Prices

Inflation for the three months ended March 31, 2010 did not have a material impact on our operations.  In some instances during the quarter, product unit prices were reduced to enhance our competitive position and sales prospects, which unfavorably impacted gross margins.  We anticipate that competitive pricing pressure will continue in future quarters.  The extent of their impact is uncertain.

Liquidity and Capital Resources

For the quarter ended March 31, 2010, net cash used in operating activities totaled approximately $1.6 million, compared with net cash used in operating activities of approximately $19,000 during the same period last year.  Cash used in operating activities resulted from net income of approximately $1,000 compared with a net loss of approximately $0.9 million for the same period last year, as well as a $1.8 million increase in accounts receivable compared with an increase of $0.6 million for the same period last year.  The increase in accounts receivable as of March 31, 2010 was primarily the result of sales occurring later in the quarter.  Net inventories increased during the quarter by approximately $0.8 million in support of customer orders.  For the same period last year, inventory decreased approximately $0.7 million from the sale of products in stock and reduced manufacturing.  Likewise, accounts payable increased as of March 31, 2010 by approximately $0.6 million primarily due to material purchases related to the aforementioned customer orders.  For the same period last year, accounts payable increased approximately $0.1 million.    Deferred tax assets for the first three months of 2010 remained static .  For the same period last year, deferred tax assets were also unchanged.  Depreciation and amortization totaled approximately $154,000 for the three months ended March 31, 2010, compared with $165,000 for the same period last year.

Cash used in investing activities was primarily to fund digital software development and the acquisition of assets pertaining to the development of our new digital products.  During the three months ended March 31, 2010, we incurred $418,000 in capitalized software compared with $489,000 for the same period last year.  Purchases of property, plant and equipment for the three months ended March 31, 2010 were approximately $71,000 compared with approximately $320,000 for the same period last year.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash generated from financing activities for the three months ended March 31, 2010 totaled approximately $88,000, representing  $68,000 in proceeds from the issuance of common stock and $20,000 in tax benefits from the exercise and sale of employees’ stock options.  For the same period last year, there was no cash generated by or used in financing activities.

We have a secured revolving credit facility with Silicon Valley Bank (SVB). The SVB facility provides borrowing availability of up to $3.5 million and is governed by a loan and security agreement entered into between us and SVB. The facility is available on a revolving basis during the period that commenced on October 23, 2008 and ending on October 22, 2010. Under the terms and conditions of the loan and security agreement for the facility, advances are generally subject to customary borrowing conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. For additional information about the terms and conditions of the loan and security agreement, reference is made to Note 6 (Debt) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Advances under the facility bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of March 31, 2010, we had no borrowings outstanding under the facility and approximately $3.2 million of borrowing availability.

Our cash balance at March 31, 2010 was approximately $5.7 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for determining the allowance for collection of trade receivables, the reserves for excess or obsolete inventory, and software cost and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 includes a detailed discussion of these critical accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million).  As of March 31, 2010, we had no borrowings outstanding under the facility.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Note 10 of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 5.                 Exhibits

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 5, 2010	By: /s/ David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 5, 2010	By: /s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).