Form 10-Q
period 2010-06-30
RELM WIRELESS CORP
filed 2010-08-11
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 13,489,815 shares of common stock, $0.60 par value, of the registrant outstanding at July 23, 2010.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS:
Current assets:
Cash and cash equivalents	$7,301	$7,660
Trade accounts receivable (net of allowance for doubtful
accounts of $44 at June 30, 2010 and at December 31, 2009, respectively)	3,131	3,767
Inventories, net	8,388	6,623
Deferred tax assets, net	1,410	1,611
Prepaid expenses and other current assets	889	896
Total current assets	21,119	20,557

Property, plant and equipment, net	1,332	1,306
Deferred tax assets, net	6,203	6,183
Capitalized software, net	3,695	3,024
Other assets	312	351
Total assets	$32,661	$31,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,798	$1,250
Accrued compensation and related taxes	889	1,086
Accrued warranty expense	375	228
Accrued other expenses and other current liabilities	318	195
Total current liabilities	3,380	2,759

Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares:
none issued or outstanding	−	−
Common stock; $.60 par value; 20,000,000 authorized shares:
13,489,815 and 13,416,127 issued and outstanding shares at June 30, 2010 and December 31, 2009, respectively	8,094	8,050
Additional paid-in capital	24,306	24,071
Accumulated deficit	(3,119)	(3,459)
Total stockholders' equity	29,281	28,662

Total liabilities and stockholders' equity	$32,661	$31,421

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales, net	$7,079	$9,876	$13,527	$13,849
Expenses
Cost of products	3,678	4,982	7,162	7,341
Selling, general and administrative	2,858	2,618	5,808	5,085
Total expenses	6,536	7,600	12,970	12,426

Operating income	543	2,276	557	1,423

Other income (expense):
Net interest expense	−	(20)	−	(36)
Other income (expense)	6	1	(6)	3
Total other income (expense)	6	(19)	(6)	(33)

Income before income tax benefit	549	2,257	551	1,390

Income tax expense	(210)	(303)	(211)	(303)

Net income	$339	$1,954	$340	$1,087

Net earnings per share-basic:	$0.03	$0.15	$0.03	$0.08
Net earnings per share-diluted:	$0.02	$0.15	$0.02	$0.08
Weighted average shares outstanding-basic	13,489,485	13,410,871	13,463,256	13,410,871
Weighted average shares outstanding-diluted	13,870,397	13,430,539	13,872,182	13,414,340

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six months Ended
	June 30, 2010		June 30, 2009

Operating activities
Net income		$340		$1,087
Adjustments to reconcile net income to net cash used in operating activities:
Allowance for doubtful accounts		7		(36)
Inventories reserve		167		(182)
Deferred tax asset		201		329
Depreciation and amortization		317		332
Shared-based compensation expense		180		31
Excess tax benefit from share-based compensation		(20)		−
Change in operating assets and liabilities:
Accounts receivable		629		(3,801)
Inventories		(1,932)		2,938
Prepaid expenses and other current assets		7		569
Other assets		39		(49)
Accounts payable		548		276
Accrued compensation and related taxes		(197)		445
Accrued warranty expense		147		(60)
Accrued other expenses and other current liabilities		123		97
Net cash provided by operating activities		556		1,976

Investing activities
Purchases of property, plant and equipment		(226)		(320)
Capitalized software		(788)		(938)
Net cash used in investing activities		(1,014)		(1,258)

Financing activities
Proceeds from issuance of common stock		79		−
Excess tax benefit from share-based compensation		20		−
Net decrease in revolving credit line		−		(1,000)
Cash provided by (used in) financing activities		99		(1,000)

Net change in cash and cash equivalents		(359)		(282)
Cash and cash equivalents, beginning of period		7,660		5,475
Cash and cash equivalents, end of period		$7,301		$5,193

Supplemental disclosure
Cash paid for interest	$	−		$40
Cash paid for income tax		$11	$	−

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.   Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board  (FASB) issued Accounting Standard Update (ASU 2009-14) which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of  Accounting Standard Codification  (ASC) subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In October 2009, the FASB issued ASU2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements.  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements and is effective for interim and annual reporting periods beginning after June 15, 2010.  The Company is currently evaluating the potential future impact, if any, of this guidance on its financial statements.

In January 2010, the FASB issued ASU  2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU  2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

In February 2010, the FASB issued ASU  2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and the Company’s adoption of this ASU did not result in a material impact on its consolidated financial statements.

2.   Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $44 on gross trade receivables of $3,175 and $3,811 at June 30, 2010 and December 31, 2009, respectively.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.    Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2010	December 31, 2009
Finished goods	$2,064	$1,879
Work in process	3,264	2,172
Raw materials	3,060	2,572
	$8,388	$6,623

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,513 at June 30, 2010, compared with approximately $2,346 at December 31, 2009. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

4.    Income Taxes

Net income tax expense totaling approximately $210 and $211 has been recorded for the three and six months ended June 30, 2010, respectively.

As of June 30, 2010, the Company’s deferred tax assets totaled approximately $7,613, compared with $7,794 as of December 31, 2009, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs are available to offset certain Federal or state taxable income and expire starting in 2018 through 2028.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at June 30, 2010. Accordingly, no valuation allowance has been established.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of June 30, 2010.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

In April 2010, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s federal tax return for the fiscal year ended December 31, 2007.  The examination has commenced with an anticipated completion date of December 2010.

5.    Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and six months ended June 30, 2010, the Company’s amortization cost was $58 and $117 respectively, compared with $58 and $116 for the three and six months ended June 30, 2009.  Net capitalized software costs totaled $3,695 and $3,024 as of June 30, 2010 and December 31, 2009, respectively.

6.    Stockholders’ Equity

The changes in consolidated stockholders’ equity for the six months ended June 30, 2010 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2009	13,416,127	$8,050	$24,071	$(3,459)	$28,662
Common stock option exercise and issued	73,688	44	35	−	79
Excess tax benefit from share- based compensation	−	−	20	−	20
Share-based compensation expense	−	−	180	−	180
Net income	−	−	−	340	340
Balance at June 30, 2010	13,489,815	$8,094	$24,306	$(3,119)	$29,281

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.    Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net income (numerator for basic and diluted earnings per share)	$339	$1,954	$340	$1,087
Denominator:
Denominator for basic earnings per share weighted average shares	13,489,485	13,410,871	13,463,256	13,410,871

Effect of dilutive securities:
Options	380,912	19,668	408,926	3,469

Denominator
Denominator for diluted earnings per share weighted average shares	13,870,397	13,430,539	13,872,182	13,414,340

Basic income per share	$0.03	$0.15	$0.03	$0.08
Diluted income per share	$0.02	$0.15	$0.02	$0.08

8.    Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $48 and $180 of non-cash share-based employee compensation expense for the three and six months ended June 30, 2010 respectively, compared with $16 and $31 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($4 and $18 for the three and six months ended June 30, 2010 respectively, compared with $0 for the same periods last year) and selling, general and administrative expenses ($44 and $162 for the three and six months ended June 30, 2010 respectively, compared with $16 and $31 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2010 was calculated using the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options.  The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future and the Company is prohibited from doing so under its current secured revolving credit facility.    The Company has estimated future stock option exercises by the optionees.  The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the optionees.  The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

Three months ended June 30, 2010

Expected Term in Years	3.0-6.5
Expected Volatility	76.6% -83.7%
Risk-Free Rate	2.54%
Expected Dividends	0.00

A summary of stock option activity under the Company’s stock option plans as of June 30, 2010, and changes during the three months ended June 30, 2010 are presented below:

As of April 1, 2010	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)

Outstanding	1,036,224	2.64	−	1.75	−
Vested	856,223	2.62	−	1.74	−
Nonvested	180,001	2.73	−	1.78	−

Period activity
Issued	30,000	2.55	−	1.38	−
Exercised	5,000	2.10	−	0.81	−
Forfeited	−	−	−	−	−
Expired	−	−	−	−	−

As of June 30, 2010
Outstanding	1,061,224	2.64	3.96	1.74	596,430
Vested	906,222	2.57	3.21	1.68	560,512
Nonvested	155,002	3.03	8.34	2.08	35,918

9.    Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2010.

Other

As of June 30, 2010, the Company had commitments for purchase orders to suppliers of approximately $5,492.

Significant Customers

Sales to United States government agencies represented approximately $4,645 (65.6%) and $9,302 (68.8%) of the Company’s total sales for the three and six months ended June 30, 2010 respectively, compared with approximately $7,300 (72.6%) and $8,300 (58.8%) for the same periods last year.  Accounts receivable from agencies of the United States government were approximately $1,596 as of June 30, 2010 compared with approximately $4,183 at the end of the same period last year.

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

Executive Summary

Our financial and operating results for the second quarter and six months ended June 30, 2010 declined as compared with the same periods last year.

Sales of P25 digital products for the three months ended June 30, 2010 decreased as compared with the same period last year and were approximately the same when compared to the first quarter 2010.  For the six months ended June 30 2010, sales of P25 digital products increased as compared with the same period last year.

Our cash and cash equivalents increased during the second quarter 2010 and we maintained a strong working capital position while remaining long-term debt-free as of June 30, 2010.

The remainder of a previously announced order from the U.S. Department of Agriculture Forest Service received in the first quarter 2010 contributed to our sales and earnings for the second quarter and six months ended June 30, 2010.  We also continued to progress with our P25 Trunking development with successful tests on P25 trunking systems in several states.

For the three and six months ended June 30, 2010, total sales were approximately $7.1 million and $13.5 million respectively, compared with $9.9 million and $13.8 million for the same periods last year.  Sales of P25 digital products for the second quarter 2010 totaled approximately $4.4 million (62.5% of total sales) compared with approximately $6.3 million (63.4% of total sales) for the same quarter last year.  For the six months ended June 30, 2010, sales of P25 digital products totaled approximately $8.9 million (65.8% of total sales) compared with approximately $8.1 million (58.2% of total sales) for the same period last year.

Gross margins as a percentage of sales for the three months ended June 30, 2010 were 48.1% compared with 49.6% for the same quarter last year.  For the six months ended June 30, 2010 gross margins were approximately 47.1% compared with 47.0% for the same period last year.  Our gross margins for the three and six months ended June 30, 2010 reflect competitive pricing pressures and additional manufacturing costs.

For the three months ended June 30, 2010, selling, general and administrative expenses totaled approximately $2.9 million (40.4% of sales) compared with approximately $2.6 million (26.5% of sales) the same period last year and compared with approximately $3.0 million for the first quarter 2010.  For the six months ended June 30, 2010, selling, general and administrative expenses totaled approximately $5.8 million (42.9% of sales) compared with approximately $5.1 million (36.7% of sales) the same period last year.  Increases from the same periods last year reflect additional marketing and sales costs, as well as product development initiatives.

Pretax income for the three and six months ended June 30, 2010 totaled approximately $549,000 and $551,000 respectively, compared with approximately $2.3 million and $1.4 million for the same periods last year.

For the three and six months ended June 30, 2010, we recognized income tax expense, which was primarily non-cash, of approximately $210,000 and $211,000 respectively, compared with approximately $303,000 for the same periods last year.

Net income for the three and six months ended June 30, 2010 was approximately $339,000 ($0.03 per basic share and $0.02 per diluted share) and $340,000 ($0.03 per basic and diluted share), compared with approximately $2.0 million ($0.15 per basic and diluted share) and $1.1 million ($0.08 per basic and diluted share) for the same periods last year.

As of June 30, 2010, working capital was largely unchanged from December 31, 2009, totaling  approximately $17.7 million, of which $10.4 million was comprised of cash and trade receivables.  Additionally, we had no indebteness on our revolving credit facility as of June 30, 2010.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(51.9)	(50.4)	(52.9)	(53.0)
Gross margin	48.1	49.6	47.1	47.0
Selling, general and administrative expenses	(40.4)	(26.5)	(42.9)	(36.7)
Net interest (expense) income	0.0	(0.2)	0.0	(0.3)
Other income	0.1	0.0	0.0	0.0
Pretax income	7.8	22.9	4.2	10.0
Income tax expense	(3.0)	(3.1)	(1.6)	(2.2)
Net income	4.8%	19.8%	2.6%	7.8%

Net Sales

Net sales for the second quarter ended June 30, 2010, totaled approximately $7.1 million compared with approximately $9.9 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $4.4 million (62.5% of total sales), compared with approximately $6.3 million (63.4% of total sales) for the same quarter last year.

For the six months ended June 30, 2010, total sales were approximately $13.5 million, compared with approximately $13.8 million for the same period last year.  Sales of P25 digital products for the six-month period comprised approximately $8.9 million (65.8% of total sales) compared with approximately $8.1 million (58.2% of total sales) for the same period last year.

The remainder of a previously announced order from the U.S. Department of Agriculture Forest Service received during the first quarter 2010 was shipped and contributed to our sales for the second quarter.  The order was primarily for our D-Series P25 digital portable and mobile radios with accessories.  This large purchase demonstrates the importance of our long-term customers and legacy products in our continued success.  Sales for the second quarter represented a 10% increase from the first quarter 2010.  Compared with the same quarter last year, sales declined approximately 28.3%.  During last year’s second quarter we benefited from a significant order from the U.S. Department of Defense.

Meaningful progress has continued in the development of our P25 trunking products and capabilities, which we anticipate should be commercially available later this year.  In addition to first quarter trunking demonstrations and testing, we have completed tests on P25 trunking systems in several state public safety agencies.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the three months ended June 30, 2010 were 48.1% compared with 49.6% for the same quarter last year.  For the six months ended June 30, 2010, gross margins as a percentage of sales were 47.1% compared with 47.0% for the same period last year.

Our cost of products and gross margins are primarily related to product mix, manufacturing volumes and pricing.  Compared with the same quarter last year, our gross margins for the quarter reflected the impact of manufacturing costs and competitive pricing pressures, as well as a change in the mix of products sold.  Some of the manufacturing costs were limited to the circumstances of the first quarter 2010.  Consequently, gross margins as a percentage of sales for the second quarter 2010 improved approximately 200 basis points  from the first quarter 2010.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  Leveraging increased sales volumes and P-25 product sales combined with the introduction of planned new products, we believe, should result in further cost improvements and   efficiencies.  We anticipate that product cost and competitive pricing pressures will continue in future quarters, however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the second quarter 2010 were approximately $2.9 million (40.4% of sales) compared with approximately $2.6 million (26.5% of sales) for the same quarter last year, and compared with $3.0 million (45.7% of sales) for the first quarter 2010.  For the six months ended June 30, 2010, SG&A expenses totaled approximately $5.8 million (42.9% of sales) compared with approximately $5.1 million (36.7% of sales) for the same period last year.

Engineering and product development expenses for the three months ended June 30, 2010 increased approximately $118,000 (12.3%) compared with the same quarter last year.  For the six months ended June 30, 2010, engineering and product development expenses increased approximately $304,000 (16.4%) compared with the same period last year.  During the first six months of 2010 we incurred additional costs primarily associated with our P25 mobile, and other engineering and new product development initiatives.  New products and capabilities in our KNG line, including a P25 mobile radio and P25 trunking, are in the pipeline and planned for introduction later this year.

Marketing and selling expenses for the three months ended June 30, 2010 increased by approximately $82,000 (8.4%) compared with the same quarter last year.  For the six months ended June 30, 2010, marketing and selling expenses increased approximately $242,000 (12.5%) compared with the same period last year.  During the first six months of 2010 we increased sales and marketing programs designed to raise the profile of the Company and products, and to enter new markets and customers.  Also, for the same period last year we maintained lower selling expenses and payroll in response to sluggish sales.  We intend to invest in selling and marketing initiatives that we believe will support our goals for sales growth.

General and administrative expenses for the three months ended June 30, 2010 increased by approximately $40,000 (5.8%), compared with the same quarter last year.   For the six months ended June 30, 2010, general and administrative expenses increased approximately $177,000 (13.7%) compared with the same period last year.  These increases were primarily the result of non-cash share-based employee compensation and other headquarters and public company related expenses.

Operating Income

Operating income for the three and six months ended June 30, 2010 totaled approximately $543,000 (7.7% of sales) and $557,000 (4.1% of sales) respectively, compared with $2.3 million (23.0% of sales) and $1.4 million (10.3% of sales) for the same periods last year.  The decrease in operating income was primarily due to a combination of factors including lower sales, reduced gross margins resulting from pricing and cost changes, and increased operating expenses.

Net Interest Expense

For the three and six months ended June 30, 2010, we incurred no interest expense or income, compared to net interest expense of approximately $20,000 and $36,000 respectively, for the same periods last year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  During the six months ended June 30, 2010, we had no borrowings outstanding under our revolving credit facility.  The interest rate on such revolving credit facility as of June 30, 2010 was 5.5%.  This rate is variable based on the prime rate plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million).

Income Taxes

We recorded net income tax expense of approximately $210,000 and $211,000 respectively, for the three and six months ended June 30, 2010 compared with $303,000 for the same periods last year.  Our income tax expense is primarily non-cash as we have the availability of net operating loss carryforward.

As of June 30, 2010 and December 31, 2009, we had deferred tax assets of approximately $7.6 million and $7.8 million respectively.  These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset certain federal and state taxable income.  The NOLs expire starting in 2018 through 2028.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax assets recorded at June 30, 2010.  Accordingly, no valuation allowance has been established.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of June 30, 2010.

In April 2010, we were notified by the Internal Revenue Service of its intent to examine our federal tax return for the fiscal year ended December 31, 2007.  The examination has commenced with an anticipated completion date of December 2010.

Changing Prices

 In some instances during the periods, product unit prices were reduced to enhance our competitive position and sales prospects, which unfavorably impacted gross margins.  We anticipate that competitive pricing pressure will continue in future quarters.  The extent of their impact is uncertain.

Liquidity and Capital Resources

For the six months ended June 30, 2010, net cash provided by operating activities totaled approximately $556,000 compared with approximately $2.0 million for the same period last year.  Cash provided by operating activities resulted from net income of approximately $340,000 compared with approximately $1.1 million for the same period last year, as well as changes in accounts receivable, accounts payable and inventories.  Accounts receivable decreased $0.6 million compared with an increase of $3.8 million for the same period last year.  The decrease in accounts receivable as of June 30, 2010 was primarily the result of collections during the period.  Accounts payable increased as of June 30, 2010 by approximately $0.5 million primarily due to material purchases.  For the same period last year, accounts payable increased approximately $0.3 million.  Net inventories increased during the period by approximately $1.9 million to support anticipated demand during the third quarter 2010.  For the same period last year, inventory decreased approximately $2.9 million primarily from product sales from a substantial order with the U.S. Department of Defense.  Deferred tax assets for the first six months of 2010 decreased approximately $201,000 compared with $329,000 for the same period last year.  Depreciation and amortization totaled approximately $317,000 for the six months ended June 30, 2010, compared with $332,000 for the same period last year.

Cash used in investing activities was primarily to fund digital software development and the acquisition of assets pertaining to the development of our new digital products.  During the six months ended June 30, 2010, we incurred $788,000 in capitalized software costs compared with $938,000 for the same period last year.  Purchases of property, plant and equipment for the six months ended June 30, 2010 were approximately $226,000 compared with approximately $320,000 for the same period last year.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash generated from financing activities for the six months ended June 30, 2010 totaled approximately $99,000, representing  $79,000 in proceeds from the issuance of common stock and $20,000 in tax benefits from the exercise and sale of employees’ stock options.  For the same period last year, cash used in financing activities totaled $1.0 million, as we reduced borrowing under our secured revolving credit facility by that amount.

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

Advances under the facility bear interest at a variable rate equal to the prime rate, in effect from time to time, plus 100 basis points, subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million. Under the terms and conditions of the loan and security agreement for the facility, advances may be prepaid in whole or in part without premium or penalty. Under the terms and conditions of the loan and security agreement for the facility, our obligations are secured by substantially all of our assets, principally accounts receivable and inventory. We were in compliance with all covenants under the loan and security agreement as of the date of this report. As of June 30, 2010, we had no borrowings outstanding under the facility and approximately $2.6 million of borrowing availability.

Our cash balance at June 30, 2010 was approximately $7.3 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our secured revolving credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

ITEM 3.   QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million).  As of June 30, 2010, we had no borrowings outstanding under the facility.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

During the second quarter ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to Note 9 of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

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

RELM WIRELESS CORPORATION (The “Registrant”)

Date: August 11, 2010	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 11, 2010	By:	/s/ William P. Kelly
William P. Kelly
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).