Form 10-Q
period 2010-09-30
RELM WIRELESS CORP
filed 2010-11-10
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 13,497,815 shares of common stock, $0.60 par value, of the registrant outstanding at October 23, 2010.

PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$6,315		$7,660
Trade accounts receivable (net of allowance for doubtful
accounts of $44 at September 30, 2010 and at December 31, 2009, respectively)	4,500		3,767
Inventories, net	10,174		6,623
Deferred tax assets, net	1,269		1,611
Prepaid expenses and other current assets	1,090		896
Total current assets	23,348		20,557

Property, plant and equipment, net	1,435		1,306
Deferred tax assets, net	6,203		6,183
Capitalized software, net	3,997		3,024
Other assets	293		351
Total assets	$35,276		$31,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,360		$1,250
Accrued compensation and related taxes	829		1,086
Accrued warranty expense	243		228
Accrued other expenses and other current liabilities	306		195
Total current liabilities	3,738		2,759

Deferred revenue	$78	$	−
Long-term debt	2,000	$	−

Commitments and Contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares:
none issued or outstanding	−		−
Common stock; $.60 par value; 20,000,000 authorized shares:
13,489,815 and 13,416,127 issued and outstanding shares at September 30, 2010 and December 31, 2009, respectively	8,094		8,050
Additional paid-in capital	24,357		24,071
Accumulated deficit	(2,991)		(3,459)
Total stockholders' equity	29,460		28,662

Total liabilities and stockholders' equity	$35,276		$31,421

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales, net	$7,052	$8,292	$20,579	$22,141
Expenses
Cost of products	3,780	4,058	10,943	11,398
Selling, general and administrative	3,003	2,718	8,810	7,802
Total expenses	6,783	6,776	19,753	19,200

Operating income	269	1,516	826	2,941

Other (expense):
Net interest expense	(6)	(5)	(6)	(41)
Other expense	(2)	(7)	(8)	(4)
Total other expense	(8)	(12)	(14)	(45)

Income before income tax expense	261	1,504	812	2,896

Income tax expense	(134)	(577)	(344)	(881)

Net income	$127	$927	$468	$2,015

Net earnings per share-basic:	$0.01	$0.07	$0.03	$0.15
Net earnings per share-diluted:	$0.01	$0.07	$0.03	$0.15
Weighted average shares outstanding-basic	13,489,815	13,410,871	13,472,207	13,410,871
Weighted average shares outstanding-diluted	13,736,386	13,726,129	13,827,014	13,520,072

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine months Ended
	September 30, 2010	September 30, 2009

Operating activities
Net income	$468	$2,015
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Allowance for doubtful accounts	17	(36)
Inventories reserve	247	(135)
Deferred tax asset	342	855
Depreciation and amortization	486	503
Shared-based compensation expense	231	43
Excess tax benefit from share-based compensation	(20)	-
Change in operating assets and liabilities:
Accounts receivable	(750)	(2,422)
Inventories	(3,798)	3,763
Prepaid expenses and other current assets	(194)	455
Other assets	58	(22)
Accounts payable	1,110	(101)
Accrued compensation and related taxes	(257)	500
Accrued warranty expense	15	(78)
Accrued other expenses and other current liabilities	111	210
Deferred revenue	78	-
Net cash (used in) provided by operating activities	(1,856)	5,550

Investing activities
Purchases of property, plant and equipment	(439)	(341)
Capitalized software	(1,149)	(1,116)
Net cash used in investing activities	(1,588)	(1,457)

Financing activities
Proceeds from issuance of common stock	79	-
Excess tax benefit from share-based compensation	20	-
Net increase (decrease) in revolving credit line	2,000	(1,500)
Cash provided by (used in) financing activities	2,099	(1,500)

Net change in cash and cash equivalents	(1,345)	2,593
Cash and cash equivalents, beginning of period	7,660	5,475
Cash and cash equivalents, end of period	$6,315	$8,068

Supplemental disclosure
Cash paid for interest	$6	$46
Cash paid for income tax	$11	$51

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.             Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, the condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for a full year.

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

2.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $44 on gross trade receivables of $4,544 and $3,811 at September 30, 2010 and December 31, 2009, respectively.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2010	December 31, 2009
Finished goods	$2,136	$1,879
Work in process	5,012	2,172
Raw materials	3,026	2,572
	$10,174	$6,623

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,594 at September 30, 2010, compared with approximately $2,346 at December 31, 2009. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

4.           Income Taxes

Net income tax expense totaling approximately $134 and $344 has been recorded for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2010, the Company’s deferred tax assets totaled approximately $7,472, compared with $7,794 as of December 31, 2009, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs are available to offset certain Federal or state taxable income and expire starting in 2018 through 2028.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence the Company is more likely than not to realize the benefit of its net deferred tax assets recorded at September 30, 2010. Accordingly, no valuation allowance has been established.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of September 30, 2010.

In April 2010, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s federal tax return for the fiscal year ended December 31, 2007.  The examination has commenced with an anticipated completion date of December 2010.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

5.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and nine months ended September 30, 2010, the Company’s amortization cost was $58 and $176, respectively, compared with $59 and $176 for the three and nine months ended September 30, 2009, respectively.  Net capitalized software costs totaled $3,997 and $3,024 as of September 30, 2010 and December 31, 2009, respectively.

6.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the nine months ended September 30, 2010 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2009	13,416,127	$8,050	$24,071	$(3,459)	$28,662
Common stock option exercise and issued	73,688	44	35		79
Excess tax benefit from share- based compensation			20		20
Share-based compensation expense	−	−	231	−	231
Net income	−	−	−	468	468
Balance at September 30, 2010	13,489,815	$8,094	$24,357	$(2,991)	$29,460

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.             Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net income (numerator for basic and diluted earnings per share)	$127	$927	$468	$2,015
Denominator:
Denominator for basic earnings per share weighted average shares	13,489,815	13,410,871	13,472,207	13,410,871

Effect of dilutive securities:
Options	246,571	315,258	354,808	109,201

Denominator
Denominator for diluted earnings per share weighted average shares	13,736,386	13,726,129	13,827,014	13,520,072

Basic income per share	$0.01	$0.07	$0.03	$0.15
Diluted income per share	$0.01	$0.07	$0.03	$0.15

8.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $51 and $231 of non-cash share-based employee compensation expense for the three and nine months ended September 30, 2010, respectively, compared with $12 and $43 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($3 and $22 for the three and nine months ended September 30, 2010, respectively, compared with $0 for the same periods last year) and selling, general and administrative expenses ($48 and $209 for the three and nine months ended September 30, 2010, respectively, compared with $12 and $43 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2010 was calculated using the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options.  The dividend yield of zero is based on the fact that the Company presently has no intention to pay cash dividends in the future and the Company is prohibited from doing so under its current secured revolving credit facility.    The Company has estimated future stock option exercises by the optionees.  The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the optionees.  The risk-free interest rate is derived from the average U.S. Treasury rate for the periods, which approximates the rate at the time of the stock option grant.

Three months ended September 30, 2010

Expected Term in Years	3.0-6.5
Expected Volatility	76.6% -83.7%
Risk-Free Rate	2.54%
Expected Dividends	0.00

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under the Company’s stock option plans as of September 30, 2010, and changes during the three months ended September 30, 2010 are presented below:

	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)
As of July 1, 2010
Outstanding	1,061,224	2.64	-	1.74	-
Vested	906,222	2.57	-	1.68	-
Nonvested	155,002	3.03	-	2.08	-

Period activity
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of September 30, 2010
Outstanding	1,061,224	2.64	3.71	1.74	543,145
Vested	906,222	2.57	2.96	1.68	510,561
Nonvested	155,002	3.03	8.09	2.08	32,584

9.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2010.

Other

As of September 30, 2010, the Company had commitments for purchase orders to suppliers of approximately $4,688.

Significant Customers

Sales to United States government agencies represented approximately $4,778 (67.8%) and $14,081 (68.4%) of the Company’s total sales for the three and nine months ended September 30, 2010, respectively, compared with approximately $5,723 (67.8%) and $13,977 (62.2%) for the same periods last year.  Accounts receivable from agencies of the United States government were approximately $3,070 as of September 30, 2010 compared with approximately $3,004 at the end of the same period last year.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

10.           Outstanding debt

As previously reported, on October 20, 2010, the Company, RELM Communications, Inc., the Company’s wholly-owned subsidiary, and Silicon Valley Bank, as lender (“SVB”), amended their Loan and Security Agreement as of October 23, 2008 (the “Loan and Security Agreement”), under which the Company’s existing secured revolving credit facility is maintained, by entering into the First Amendment to Loan and Security Agreement (the “First Amendment”).  Under the First Amendment, the Company’s existing secured revolving credit facility with SVB was amended as follows:

●	maximum borrowing availability has been increased to $5,000 from $3,500;

●	the maturity date has been extended to December 31, 2012 from October 23, 2010;

●
the variable rate at which borrowings bear interest has been reduced to prime rate plus 50 basis points from prime rate plus 100 basis points (such 100 basis points previously subject to reduction of 50 basis points anytime the Company’s quarterly net income was greater than $1,000); and

●
the Company’s minimum “tangible net worth” requirement has been reset at $25,350,  such minimum requirement still continuing to be subject to increase by (i) 50% of quarterly net profits and (ii) 75% of the net proceeds received from issuances of equity and issuances of “subordinated debt”; and

●	the unused revolving line fee has been reduced to 20 basis points from 30 basis points.

The Company continues to be subject to the substantially same customary borrowing terms and conditions under the SVB credit facility as it was prior to the First Amendment, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.

The Company was in compliance with all covenants under the Loan and Security Agreement, as amended by the First Amendment, as of the date of this report.  As of  the date of this report, borrowings outstanding under the SVB credit facility totaled $2.0 million and the Company had approximately $0.6 million of additional borrowing availability.

The foregoing description of the SVB credit facility and the Loan and Security Agreement, as amended by the First Amendment, does not purport to be complete and is qualified in its entirety by reference to the text of the First Amendment filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 20, 2010, as filed with the Securities and Exchange Commission on October 20, 2010, and incorporated herein by this reference.

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

Executive Summary

Our financial and operating results for the third quarter and nine months ended September 30, 2010 declined compared with the same periods last year.

Sales of P25 digital products for the three months ended September 30, 2010 decreased slightly compared with the same period last year.  For the current year’s nine-month period, P25 digital product sales were slightly higher than the same period last year.

Previously announced orders from branches of the U.S. Military for $3.2 million and from the U.S. Department of Agriculture Forest Service for $2.5 million were received near the end of the third quarter of 2010. Consequently, only a portion of these orders was fulfilled in the third quarter.  The remainder of these orders is anticipated to be fulfilled during the fourth quarter of 2010.

We also continued to progress with our P25 Trunking development; introducing the initial models of our P25 Trunked products in September 2010.

For the three and nine months ended September 30, 2010, total sales were approximately $7.1 million and $20.6 million, respectively, compared with approximately $8.3 million and $22.1 million for the same periods last year.  Sales of P25 digital products for the third quarter of 2010 totaled approximately $4.5 million (63.9% of total sales) compared with approximately $4.9 million (59.4% of total sales) for the same quarter last year.  For the nine months ended September 30, 2010, sales of P25 digital products totaled approximately $13.4 million (65.2% of total sales) compared with approximately $13.0 million (58.7% of total sales) for the same period last year.

Gross margins as a percentage of sales for the three months ended September 30, 2010 were 46.4% compared with 51.1% for the same quarter last year.  For the nine months ended September 30, 2010 gross margins were approximately 46.8% compared with 48.5% for the same period last year.  Our gross margins for the three and nine months ended September 30, 2010 reflect competitive pricing pressures and additional manufacturing costs.

For the three months ended September 30, 2010, selling, general and administrative expenses totaled approximately $3.0 million (42.6% of sales) compared with approximately $2.7 million (32.8% of sales) for the same period last year.  For the nine months ended September 30, 2010, selling, general and administrative expenses totaled approximately $8.8 million (42.8% of sales) compared with approximately $7.8 million (35.2% of sales) for the same period last year.  Increases from the same periods last year reflect additional marketing and sales costs, as well as product development initiatives.

Pretax income for the three and nine months ended September 30, 2010 totaled approximately $261,000 and $812,000, respectively, compared with approximately $1.5 million and $2.9 million for the same periods last year.

For the three and nine months ended September 30, 2010, we recognized income tax expense, which was primarily non-cash, of approximately $134,000 and $344,000, respectively, compared with approximately $577,000 and $881,000 for the same periods last year.

Net income for the three and nine months ended September 30, 2010 was approximately $127,000 ($0.01 per basic share and diluted share) and $468,000 ($0.03 per basic and diluted share), compared with approximately $927,000 ($0.07 per basic and diluted share) and $2.0 million ($0.15 per basic and diluted share) for the same periods last year.

As of September 30, 2010, working capital totaled approximately $19.6 million, of which approximately $10.8 million was comprised of cash and trade receivables.  As of December 31, 2009 working capital totaled approximately $17.7 million of which approximately $11.4 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(53.6)	(48.9)	(53.2)	(51.5)
Gross margin	46.4	51.1	46.8	48.5
Selling, general and administrative expenses	(42.6)	(32.8)	(42.8)	(35.2)
Net interest (expense) income	(0.1)	(0.1)	(0.0)	(0.2)
Other income	(0.0)	0.0	(0.0)	0.0
Pretax income	3.7	18.0	4.0	13.1
Income tax expense	(1.9)	(7.0)	(1.7)	(4.0)
Net income	1.8%	11.0%	2.3%	9.1%

Net Sales

Net sales for the third quarter ended September 30, 2010, totaled approximately $7.1 million compared with approximately $8.3 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $4.5 million (63.9% of total sales), compared with approximately $4.9 million (59.4% of total sales) for the same quarter last year.

For the nine months ended September 30, 2010, total sales were approximately $20.6 million, compared with approximately $22.1 million for the same period last year.  Sales of P25 digital products for the nine-month period totaled approximately $13.4 million (65.2% of total sales) compared with approximately $13.0 million (58.7% of total sales) for the same period last year.

Sales for the three and nine months ended September 30, 2010 declined compared to the same periods last year primarily due to the timing of certain customer orders.  Previously announced orders from branches of the U.S. Military for $3.2 million and from the U.S. Department of Agriculture Forest Service for $2.5 million were received near the end of the third quarter of 2010.  Consequently, only a portion of these orders was fulfilled in the third quarter.  The remainder of these orders is anticipated to be fulfilled during the fourth quarter of 2010.

During the third quarter of 2010 progress continued on the development of our P25 trunking products, culminating in the September 2010 introduction of the first models of our KNG trunked products.  Approximately $2.7 million of the aforementioned orders from the U.S. Military were for these new trunked products.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the three months ended September 30, 2010 were 46.4% compared with 51.1% for the same quarter last year.  For the nine months ended September 30, 2010, gross margins as a percentage of sales were 46.8% compared with 48.5% for the same period last year.

Our cost of products and gross margins are primarily related to product mix, manufacturing volumes and pricing.  Compared with the same quarter last year, our gross margins for the quarter reflected the impact of product costs and competitive pricing considerations, as well as a change in the mix of products sold.  Some of the product costs were related to specific non-recurring circumstances.

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

SG&A expenses for the third quarter 2010 were approximately $3.0 million (42.6% of sales) compared with approximately $2.7 million (32.8% of sales) for the same quarter last year.  For the nine months ended September 30, 2010, SG&A expenses totaled approximately $8.8 million (42.8% of sales) compared with approximately $7.8 million (35.2% of sales) for the same period last year.

Engineering and product development expenses for the three months ended September 30, 2010 increased approximately $267,000 (30.4%) compared with the same quarter last year.  For the nine months ended September 30, 2010, engineering and product development expenses increased approximately $571,000 (20.9%) compared with the same period last year.  During the first nine months of 2010 we incurred additional costs primarily associated with our KNG P25 engineering and new product development initiatives.  In September 2010, we completed the first release of P25 trunking, and introduced the initial models of P25 trunked portable and mobile radios.  New products and capabilities in our KNG line are in the pipeline and planned for introduction in coming quarters.

Marketing and selling expenses for the three months ended September 30, 2010 increased by approximately $42,000 (4.0%) compared with the same quarter last year.  For the nine months ended September 30, 2010, marketing and selling expenses increased approximately $285,000 (9.5%) compared with the same period last year.  During the first nine months of 2010 we increased sales and marketing programs primarily related to our new KNG products.  These programs are designed to raise the profile of the Company and its products, as we enter new markets and pursue new customers.  Also, for the same period last year we maintained lower selling expenses and payroll in response to sluggish sales.  We intend to invest in selling and marketing initiatives that we believe will support our goals for sales growth.

General and administrative expenses for the three months ended September 30, 2010 decreased by approximately $24,000 (3.0%), compared with the same quarter last year primarily as a result of reduced headquarters and public company expenses.   For the nine months ended September 30, 2010, general and administrative expenses increased approximately $152,000 (7.3%) compared with the same period last year primarily as a result of non-cash share-based employee compensation expenses.

Operating Income

Operating income for the three and nine months ended September 30, 2010 totaled approximately $269,000 (3.8% of sales) and $826,000 (4.0% of sales), respectively, compared with approximately $1.5 million (18.3% of sales) and $2.9 million (13.3% of sales) for the same periods last year.  The decrease in operating income was primarily due to a combination of factors including lower sales, reduced gross margins resulting from pricing and cost changes, and increased operating expenses.

Net Interest Expense

For both the three and nine months ended September 30, 2010, net interest expense totaled approximately $6,000, compared to net interest expense of approximately $5,000 and $41,000, respectively, for the same periods last year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of September 30, 2010 was 3.75%.  This rate is variable based on the prime rate plus 50 basis points.

Income Taxes

We recorded net income tax expense of approximately $134,000 and $344,000, respectively, for the three and nine months ended September 30, 2010 compared with $577,000 and $881,000 for the same periods last year.  Our income tax expense is primarily non-cash as we have the availability of net operating loss carryforwards.

As of September 30, 2010 and December 31, 2009, we had deferred tax assets of approximately $7.5 million and $7.8 million, respectively.  These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset certain federal and state taxable income.  The NOLs expire starting in 2018 through 2028.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence we are more likely than not to realize the benefit of our net deferred tax assets recorded at September 30, 2010.  Accordingly, no valuation allowance has been established.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of September 30, 2010.

In April 2010, we were notified by the Internal Revenue Service of its intent to examine our federal tax return for the fiscal year ended December 31, 2007. The examination has commenced with an anticipated completion date of December 2010.

Changing Prices

In some instances during the nine months ended September 30, 2010, product unit prices were reduced to enhance our competitive position and sales prospects, which reduced gross margins. We anticipate that competitive pricing pressure will continue in future quarters.  The extent of their impact is uncertain.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, net cash used in operating activities totaled approximately $1.9 million compared with net cash provided by operating activities of approximately $5.6 million for the same period last year.  Cash used in operating activities resulted from approximately $1.5 million of less net income than in the same period last year, as well as changes in inventories, accounts receivable and accounts payable.  Net inventories increased during the period by approximately $3.8 million to support the broader line of new products and anticipated demand.  For the same period last year, inventory decreased approximately $3.7 million primarily due to product sales from a substantial order with the U.S. Department of Defense.  Accounts receivable increased approximately $0.7 million compared with an increase of approximately $2.4 million for the same period last year.  The increase in accounts receivable as of September 30, 2010 was primarily the result of sales near the end of the third quarter that are still in their collection cycle.  Accounts payable increased as of September 30, 2010 by approximately $1.1 million primarily due to material purchases.  For the same period last year, accounts payable decreased by approximately $0.1 million.    Deferred tax assets for the first nine months of 2010 decreased by approximately $342,000 compared with $855,000 for the same period last year.  Depreciation and amortization totaled approximately $486,000 for the nine months ended September 30, 2010, compared with $503,000 for the same period last year.

Cash used in investing activities was primarily to fund digital software development and the acquisition of assets pertaining to the development of our new digital products. During the nine months ended September 30, 2010 and during the same period last year, we incurred approximately $1.1 million in capitalized software costs. Purchases of property, plant and equipment for the nine months ended September 30, 2010 were approximately $439,000 compared with approximately $341,000 for the same period last year.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash generated from financing activities for the nine months ended September 30, 2010 totaled approximately $2.1 million, representing $2.0 million in borrowings under our revolving credit facility, $79,000 in proceeds from the issuance of common stock and $20,000 in tax benefits from the exercise and sale of employees’ stock options.  For the same period last year, cash used in financing activities totaled $1.5 million, as we repaid borrowings under our secured revolving credit facility.

On October 20, 2010, we amended our revolving credit facility with Silicon Valley Bank (“SVB”) by amending the related loan and security agreement.  Under the amended loan and security agreement, our revolving credit facility’s  maximum borrowing availability has been increased to $5.0 million from $3.5 million, its maturity date has been extended to December 31, 2012 from October 23, 2010, the variable rate at which borrowings bear interest has been reduced to prime rate plus 50 basis points from prime rate plus 100 basis points and the Company’s minimum “tangible net worth” requirement has been reset at $25.35 million (such minimum requirement still continuing to be subject to increase by (i) 50% of quarterly net profits and (ii) 75% of the net proceeds received from issuances of equity and issuances of “subordinated debt”).

We continue to be subject to the substantially same customary borrowing terms and conditions under the SVB credit facility as we were prior to amending the loan and security agreement, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.

The foregoing description of our SVB credit facility and the amended loan and security agreement is qualified by reference to Note 10 to our Condensed Consolidated Financial Statements included elsewhere in this report.

We were in compliance with all covenants under the amended loan and security agreement, as of the date of this report.  As of the date of this report, borrowings outstanding under the SVB credit facility totaled $2.0 million and we had approximately $0.6 million of additional borrowing availability.

Our cash balance at September 30, 2010 was approximately $6.3 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our credit facility with SVB are sufficient to meet our working capital requirements for the next twelve months. However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 50 basis points.  As of September 30, 2010, borrowings outstanding under the facility totaled $2.0 million.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

During the third quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 10, 2010	By:	/s/ David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 10, 2010	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).