Form 10-K
period 2010-12-31
RELM WIRELESS CORP
filed 2011-03-02
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on the closing price of such stock on the NYSE Amex on such date, was $24,956,489.

As of February 25, 2011, 13,508,815 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2011 annual stockholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

TABLE OF CONTENTS

PART I

1

Item 1.

Business.

1

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

11

Item 3.

Legal Proceedings

12

Item 4.

[Removed and Reserved]

12

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

Financial Statements and Supplementary Data

24

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

25

Item 9A.

Controls and Procedures

25

Item 9B.

Other Information

25

PART III

26

Item 10.

Directors, Executive Officers and Corporate Governance

26

Item 11.

Executive Compensation

26

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

26

Item 13.

Certain Relationships and Related Transactions, and Director Independence

26

Item 14.

Principal Accountant Fees and Services

26

PART IV

27

Item 15.

Exhibits and Financial Statement Schedules

27

SIGNATURES

29

i

PART I

Item 1.

Business.

General

RELM Wireless Corporation (RELM) provides two-way radio communications equipment of the highest quality and reliability.

In business for over 63 years, RELM (NYSE Amex: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (APCO Project 25, or P-25). Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 800 MHz bands.

We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government and public safety applications. These products have more extensive features and capabilities than those offered in the RELM and RELM/BK lines. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG product line that was launched in 2008 and is currently being expanded.

RELM-branded products provide basic, inexpensive, yet feature-rich and reliable, two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services. Typically these users are not radio professionals, and require easy, fast and inexpensive communication among a defined group of users.

We provide superior products and value to a wide array of customers with demanding requirements; including, for example, emergency, public safety, homeland security and military customers of federal and state government agencies, as well as various commercial enterprises. Our two-way radio products excel in applications with harsh and hazardous conditions. They offer high-specification performance, durability and reliability at a low cost relative to comparable offerings.

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

Significant Events of 2010 and 2011

In February 2011, we announced the successful completion of P25 interoperability tests on P25 Trunking Infrastructure provided by Tait and EADS corporations. Testing was completed on the TaitNet P25 / EADS COR P25 Network at Tait Electronics’ Teltest Laboratories facility in Houston, TX. Teltest is recognized by the U.S. Department of Homeland Security to conduct P25 interoperability testing as part of the P25 Compliance Assessment Program (CAP). In November and March 2010, we also announced the successful completion of P25 interoperability tests on Motorola’s and EF Johnson’s P25 Infrastructure.  All of this testing was conducted as part of the formal P25 Compliance Assessment Program (CAP). The P25 CAP is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the Department of Homeland Security’s (DHS) Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers, and the emergency response community. The P25 CAP establishes a process for ensuring that equipment complies with P25 standards and is capable of interoperating across manufacturers.

 In January 2011, our newest P25 digital mobile radios, the BK Radio KNG M400 and M500, received equipment authorization from the Federal Communications Commission (FCC) for use in the United States. The KNG M400 and M500 provide interoperability under APCO Project 25.

In January 2011, we received a $1.5 million contract order from the U.S. Department of Agriculture Forest Service (USFS) for portable and mobile radio units. The order, which includes our D-Series digital P-25 radios, will be fulfilled through the first quarter of 2011.

In November 2010, we received a blanket purchase agreement (BPA) from the U.S. Navy. This BPA includes our trunked KNG portable radios, mobile radios, repeaters and related accessories, operating in the VHF, UHF and 700/800MHz frequency bands. The BPA has a maximum value of $5.5 million, with a term that commenced on October 28, 2010 and expires on October 27, 2015. The BPA does not specify purchase dates or quantities of equipment.

In October 2010, we amended our revolving credit facility with Silicon Valley Bank (SVB). Among other changes, the maximum borrowing availability was increased to $5.0 million from $3.5 million, the maturity date was extended to December 31, 2012, and the variable rate at which borrowings bear interest was reduced to prime rate plus 50 basis points.

In September 2010, we introduced the first trunked versions of our KNG-line of digital P-25 radio models. Trunked units were then immediately available in the VHF, UHF and 700-800 MHz frequencies. These products expand our addressable market and enable us to compete for a wider range of opportunities.

In August and September 2010, we received orders totaling approximately $4.3 million from several different branches of the U. S. Military, of which approximately $2.7 million was for our new P25 trunked portable and mobile radios. These orders included products for all the major frequencies; VHF, UHF and 800MHz.

In July 2010, our KNG M150 mobile radio received equipment authorization from the FCC for use in the United States. The KNG M150 provides interoperability under APCO Project 25.

In April 2010, we were awarded a contract from the USFS to service and repair our two-way land mobile radios. The initial period of the contract is one year, which commenced on April 16, 2010, and may be extended for up to four additional one-year periods. The estimated maximum value of the contract is $500,000 but may vary depending on the agency’s needs. The contract provides for service on an as-needed and when-needed basis.

In April 2010, we were selected as one of several suppliers of P25 digital two-way radio subscriber equipment to the City of Phoenix, AZ. The initial period of the contract spans five years, which commenced on March 15, 2010, and may be extended for up to five additional one-year periods. The estimated total value of the initial contract period is $6 million, but may be higher or lower depending on the city’s needs and budgets. The contract did not specify purchase dates or quantities of equipment from any particular supplier.

In February 2010, we received an order totaling approximately $6.6 million from the USFS for our D-Series digital P25 portable and mobile radios. We fulfilled this order during the first and second quarter of 2010.

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

In recent years the LMR industry has typically been characterized by slow growth, reflecting several factors:

•

LMR is a mature industry, having been in existence for almost 90 years;

•

some LMR users are in mature industry segments that have experienced slow growth rates; and

•

most significantly, growth has been hampered by the lack of available radio frequency spectrum, which has prevented existing users from expanding their systems and hindered efforts of many potential new users from obtaining licenses for new systems.

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

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Accordingly, although LMR spending for many federal government agencies increased slightly during 2010 following declines in 2009 and 2008, we anticipate that demand for P-25 equipment will steadily and meaningfully increase and ultimately fuel LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. Presently, the migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

By some estimates, the North American LMR market for infrastructure and subscriber units is approximately $5 billion in annual sales. Presently, the market is dominated by one supplier, Motorola Solutions, Inc. However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more suppliers to lockout competitors. Formerly, because of proprietary characteristics incorporated in many analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a supplier other than the initial supplier of the system. Additionally, the system infrastructure technology was prohibitive for smaller suppliers to develop. P-25 provides an environment in which users will increasingly have a wider selection of LMR suppliers, including smaller suppliers such as RELM.

Description of Products

We design, manufacture, and market wireless communications equipment consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. We do not provide complete, integrated, communications systems and infrastructure. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to communicate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal, reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.

We employ both analog and digital technologies in our products. Our digital products are compliant with P-25 specifications. Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 800 MHz bands.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 92%, 94% and 86% of our total sales for 2010, 2009 and 2008, respectively.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 8%, 6% and 14% of our total sales for 2010, 2009 and 2008, respectively.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 20 employees combined with contract engineering resources. Their primary development focus is the design of our line of next generation P-25 digital products, the KNG Series, and related capabilities. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently we added UHF and 800MHz products, as well as P-25 trunking in 2010.

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

For 2010, 2009 and 2008, our engineering and development expenses were approximately $4.9 million, $3.6 million and $4.5 million, respectively.

Intellectual Property

We presently have no United States patents in force. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. We also rely on trade secret laws and employee and third party non-disclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available for every aspect of our manufacturing. Consistent with that strategy, for many years we have successfully utilized outside contract arrangements for different segments of our manufacturing operations. These arrangements, some of which are with offshore concerns, have been managed and updated to meet our present requirements, and they continue to be instrumental in controlling our product costs, allowing us to improve our competitive position and manage our gross margins.

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

We plan to continue utilizing contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product; all of which contributes toward minimized product costs. To ensure that products manufactured by others meet our quality standards, our production and engineering team works closely with our ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. During 2010, 2009 or 2008, our operations were not materially impaired due to delays from single source suppliers. However, the absence of a single source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

We experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. We also experience seasonality in our results in part due to our concentration of sales to federal and state agencies that participate in fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

Significant Customers

Sales to the United States Government represented approximately 70%, 60% and 42% of our total sales for the years ended December 31, 2010, 2009 and 2008, respectively. These sales were primarily to various government agencies, including those within the United States Department of Defense (DOD), the United States Forest Service (USFS) and the United States Department of the Interior (DOI).

Backlog

Our backlog of unshipped customer orders was approximately $5.6 million, $3.2 million and $2.6 million as of December 31, 2010, 2009 and 2008, respectively.

Competition

We compete with many domestic and foreign companies primarily in the North American market. One dominant competitor, Motorola Solutions, Inc., holds a significant market share. We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2010, we had 96 full-time employees, most of whom are located at our West Melbourne, Florida facility; 50 of these employees are engaged in direct manufacturing or manufacturing support, 20 in engineering, 17 in sales and marketing, and 9 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2010	2009	2008
	(in Millions)
United States	$25.3	$27.9	$18.8
International	0.6	0.1	0.4
Total	$25.9	$28.0	$19.2

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

We depend on the success of our LMR product line

We currently depend on our LMR products as our sole source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of new digital LMR products. Even if we successfully develop these products, we cannot guarantee that they will achieve market acceptance.

We are engaged in a highly competitive industry

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products. These advantages may allow them:

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

An increase in the demand for P-25 products could benefit competitors who are better financed and have inventories on-hand that will meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and we introduced a new line of P-25 products, the KNG Series, starting in 2008 and have since expanded the product line and expect to continue doing so in the future.  Bringing such products to market and achieving a significant market penetration for these products will continue to require time and expenditures of funds. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

We face a number of risks related to the current economic conditions

Current economic conditions in the United States remain uncertain. These uncertain economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including:

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

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $5.0 million secured credit facility with Silicon Valley Bank (SVB). As of December 31, 2010 and as of the date of this report, there were $2.0 million in borrowings outstanding under the facility. The loan and security agreement, as amended, governing the credit facility contains certain financial maintenance and restrictive covenants. For instance, we are required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.75:1.00 and (2) “tangible net worth” (as defined in the loan and security agreement) of at least $25.3 million increasing by (i) 50% of quarterly net profits and (ii) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt. Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all of these covenants. However, there is no assurance that we will be able to comply with these covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 55.1% of our material, subassembly and product procurements in 2010 were sourced from one supplier. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2010, approximately 70% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DOD, USFS and the DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

We have deferred tax assets that we may not be able to utilize under certain circumstances

If we incur future operating losses, we may be required to provide some or all of our deferred tax assets with a valuation allowance, resulting in additional non-cash income tax expense. The change in the valuation may have a material impact on future results. If we do not achieve sufficient federal taxable income in future years to utilize all or some of our net operating loss carry forwards, they will expire.

Retention of our executive officers and key personnel is critical to our business

Our success is largely dependent on the personal efforts of our President and Chief Executive Officer, our Chief Financial Officer, and our Chief Technology Officer, as well as other key executives and employees. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. We carry key-man life insurance of $5 million on the life of our President and Chief Executive Officer. Notwithstanding such life insurance, the loss of services from any of our executive officers or these other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. There can be no assurance that we will complete any asset purchases or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, continued development of our product lines through internal development and growth in our customer base. This growth and continued development, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to government regulation

Failure to comply with government regulations applicable to our business could result in penalties. Our products are regulated by the FCC. As a public company, we are subject to regulations of the Securities and Exchange Commission. We believe that we are in substantial compliance with all applicable federal regulations governing our business and we believe that we have obtained all licenses necessary for the operation of our business. Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that we will not be materially and adversely affected by existing or new regulatory requirements or interpretations.

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. Approximately 66% of our material, subassembly and product procurements in 2010 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights

Currently, we hold no United States patents. We hold several trademarks related to the “RELM” and “BK Radio” names and certain product names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. Although we believe that trademark protection, trade secret laws and non-disclosure agreements should prevent another party from manufacturing and selling competing products under one or more of our trademarks or otherwise violating our intellectual property rights, there can be no assurance that the steps we have taken to protect our intellectual property rights will be successful. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 2.0 million of our shares of outstanding common stock as of December 31, 2010 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 85% of our outstanding shares of common stock as of December 31, 2010 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties Owned

We do not own any real estate.

Leased

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years. In December 2008, we executed the first amendment to the lease, which reduces the amount of the monthly base rent payment and extends the expiration date to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $447,000, $422,000 and $503,000 in 2010, 2009 and 2008, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease, which expired on December 31, 2009, was renewed for an additional five years with an expiration date of

December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92,000, $81,000 and $81,000 in 2010, 2009 and 2008, respectively.

Item 3.

Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2010.

Item 4.

[Removed and Reserved]

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “RWC.” The following tables set forth the high and low closing sales price for our common stock for the quarterly periods for the years ended December 31, 2010 and 2009, as reported by the NYSE Amex.

Common Stock

	High	Low
2010 Quarter Ended
First Quarter	$4.63	$2.86
Second Quarter	3.75	2.17
Third Quarter	2.57	1.72
Fourth Quarter	2.18	1.61

	High	Low
2009 Quarter Ended
First Quarter	$0.95	$0.48
Second Quarter	1.69	0.52
Third Quarter	3.30	1.31
Fourth Quarter	4.00	2.06

(b) Holders.

On February 25, 2011, there were 1,038 holders of record of our common stock.

(c) Dividends.

We did not pay any cash dividends on our common stock during 2010 or 2009 and have no intention of doing so in the foreseeable future. The declaration and payment of cash dividends, if any, is subject to our board of directors discretion and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility prohibits us from paying cash dividends on our common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our 2011 meeting of stockholders.

(e) Performance Graph.

The following graph compares the five-year cumulative total stockholder return on our common stock with the five-year cumulative total return of The NYSE Amex Composite Index (the “NYSE Amex Composite”) and The NYSE Arca Technology Index (the “NYSE Arca Technology”). The comparisons cover the five years ended December 31, 2010 and are based on an assumed investment of $100 as of December 31, 2005 and the reinvestment of any dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast future performance of our common stock.

	NYSE Amex Composite	NYSE Arca Technology	RELM

12/31/2005	$100.00	$100.00	$100.00
12/31/2006	119.54	122.07	82.08
12/31/2007	144.62	104.16	47.89
12/31/2008	87.02	46.28	11.25
12/31/2009	118.50	61.96	47.74
12/31/2010	152.13	65.38	27.37

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.

Selected Financial Data

The following table summarizes selected financial data and balance sheet data of RELM for its last five fiscal years, which are derived from our historical financial statements and should be read in conjunction with our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data (In Thousands, except per share data)

	Years ended December 31
	2010	2009	2008	2007	2006
Sales, net	$25,954	$27,989	$19,175	$26,976	$32,445
(Loss) income before income taxes	$(653)	$3,454	$(2,912)	$2,817	$5,925
Net (loss) income	$(660)	$2,363	$(1,626)	$1,846	$3,427
Net (loss) income per share-basic	$(0.05)	$0.18	$(0.12)	$0.14	$0.26
Net (loss) income per share-diluted	$(0.05)	$0.17	$(0.12)	$0.13	$0.24

•

Non-cash tax expense of approximately $7, $1,100, $1,000 and $2,300 is included in the results for 2010, 2009, 2007 and 2006, respectively. Tax benefit of approximately $1,300 is included in the results for 2008. The tax expense, benefits and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” included elsewhere in this report.

•

Share-based employee compensation expense totaling approximately $281, $55 and $64 is included in the results for 2010, 2009 and 2008, respectively.

•

In September 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to stockholders of record on October 10, 2007.

Balance Sheet Data (In Thousands)

	As of December 31
	2010	2009	2008	2007	2006
Working Capital	$19,744	$17,798	$16,633	$20,634	$25,597
Total assets	34,792	31,421	30,622	30,145	35,306
Long-term debt	2,000	-0-	1,500	-0-	-0-
Total stockholders’ equity	28,390	28,662	26,244	27,794	32,301

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial and operating results for 2010 declined compared with the prior year. This included decreases in total sales and gross margins, while selling, general and administrative expenses increased. These factors resulted in an operating loss for 2010 compared with operating income for 2009. The year marked the completion and introduction of a number of new products, the most significant of which was P25 Trunking. We believe that these new products position us for sales growth in the future.

Total sales for 2010 decreased 7.3% to approximately $26.0 million compared with approximately $28.0 million for the prior year. Lower sales to the U.S. Department of Defense (DoD) as well some other federal and state agencies were partially offset by sales gains with legacy customers and products. Sales of P-25 digital products increased 1.6% to approximately $16.6 million in 2010 from $16.3 million in 2009. Improved P25 sales were fueled by new products and customers associated with our expanding KNG line of radios, including our new P25 trunking products, which enabled us to enter segments of the market previously outside the scope of our capabilities.

Gross margins as a percentage of sales in 2010 were 43.6% compared with 48.8% for the prior year. The decline in gross margins reflects a combination of factors including additional manufacturing costs, some of which relate to new product production, and competitive pricing pressures.

Selling, general and administrative expenses for 2010 increased approximately $1.8 million (17.6%) to approximately $12.0 million compared with last year. This increase is primarily the result of engineering expenses for the development of P25 trunking and other of our new KNG products. We also incurred additional sales and marketing expenses primarily to promote the KNG line. KNG products are expected to increase our addressable markets. We anticipate adding more new products to the KNG line in the future.

We reported a pretax loss for 2010 of $653,000 compared with pretax income of approximately $3.5 million last year. For 2010, we recognized income tax expense of approximately $7,000 compared with income tax expense of approximately $1.1 million last year. Our income tax benefit and expense are largely non-cash, relating to deferred items including NOL carryforwards.

Net loss for 2010 was approximately $660,000 ($0.05 per basic share), compared with net income of approximately $2.4 million ($0.18 per basic and $0.17 per diluted share) for the prior year.

As of December 31, 2010, working capital totaled approximately $19.7 million, of which $9.0 million was comprised of cash and trade receivables. As of the end of the prior year, working capital totaled approximately $17.7 million, of which $11.4 million was comprised of cash and trade receivables. Also, as of December 31, 2010, we had $2.0 million in borrowings outstanding under our revolving credit facility, compared with no borrowings outstanding as of the end of the prior year.

We experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. We also experience seasonality in our results in part due to our concentration of sales to federal and state agencies that participate in fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percent of sales:

	Percent of Sales for Years Ended December 31
	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of products	(56.4)	(51.2)	(52.7)
Gross margin	43.6	48.8	47.3
Selling, general and administrative expenses	(46.0)	(36.3)	(63.2)
Net interest (expense) income	(0.1)	(0.2)	0.7
(Loss) income before income tax (expense) benefit	(2.5)	12.3	(15.2)
Income tax (expense) benefit	(0.0)	(3.9)	6.7
Net (loss) income	(2.5)%	8.4%	(8.5)%

Fiscal Year 2010 Compared With Fiscal Year 2009

Sales, net

Sales in 2010 decreased $2.0 million (7.3%) to approximately $26.0 million compared with $28.0 million for the prior year. Sales of P-25 digital products in 2010 increased $0.3 million (1.6%) to approximately $16.6 million, compared with $16.3 million for 2009.

The decrease in total sales compared with the prior year was attributed primarily to a decline in orders from agencies of the DoD as well as some other federal and state agencies. Various agencies of the DoD remain an important part of our strategic plans for growth. The overall decrease in total sales was partially offset by increased sales with legacy customers such as the USFS and DOI purchasing our D-series P25 digital radios.

During 2010, we added several products to our KNG line of P25 digital radios. Most important was the fourth quarter launch of our P25 digital trunked products; the first such products in RELM’s history. This now enables us to address a significant portion of the land mobile radio market that previously was beyond the scope of our product line. We anticipate bringing to market additional new P25 products and features in coming quarters. We believe these products will increase our addressable market and, accordingly, improve our prospects for gaining market share and sales growth.

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2010 was 56.4% compared with 51.2% in 2009. Our cost of products and gross margins are primarily related to product mix, manufacturing volumes and pricing. Compared with last year, our gross margins for the year reflected reduced sales and the impact of additional manufacturing costs, some of which relate to the start of new product production. Competitive pricing considerations and a change in the mix of products sold were also contributing factors.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future. Leveraging increased sales volumes and P-25 product sales combined with improved effectiveness in the production of new products, we believe, should result in cost improvements and efficiencies. We anticipate that product cost and competitive pricing pressures will continue in the future, however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2010, SG&A expenses increased approximately $1.8 million (17.6%) to approximately $12 million or 46.0% of sales compared with approximately $10 million or 36.3% of sales for the prior year.

Engineering and product development expenses in 2010 increased by $1.3 million (36.6%) compared with last year. This increase was largely the result of efforts to advance the completion and launch of our P25 trunking capability, as well as other P25 radios and features in our expanding KNG product line. Additional new products in our KNG line are in the development process, and are planned for introduction in the future.

Marketing and selling expenses in 2010 increased by approximately $373,000 (9.6%) compared with last year. During the year we increased sales staffing and incurred additional sales and marketing expenses focused on raising the profile of our new KNG product line and capabilities, and penetrating new markets and customers.

General and administrative expenses in 2010 increased by approximately $114,000 (4.2%) compared with last year primarily due to non-cash share-based employee compensation expense.

Operating (Loss) Income

We reported an operating loss of approximately $628,000 for 2010, compared with operating income of approximately $3.5 million last year. During 2010, total sales decreased $2.0 million, or 7.3%, from the previous year and there were additional manufacturing costs, some of which were associated with production of new products. Also, the mix of product sales was less favorable.

Interest Expense, net

For 2010, we incurred approximately $29,000 in net interest expense compared with approximately $41,000 for the prior year. We earn interest income on our cash balances and incur interest expense on borrowings from our revolving line of credit. We had $2.0 million in borrowings outstanding under the credit facility as of December 31, 2010, compared with no borrowings outstanding as of the end of the prior year. The interest rate on such revolving credit facility as of December 31, 2010 was 3.75% per annum. This rate is variable based on the prime rate plus 50 basis points.

Income Tax Expense

We recorded net income tax expense of approximately $7,000 for 2010 compared with approximately $1.1 million last year. Our income tax expense is largely non-cash as a result of the deferred tax asset related primarily to federal and state net operating loss carryforwards.

As of December 31, 2010, we had deferred tax assets of approximately $7.8 million, which was materially unchanged from the start of the year. These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset federal and state taxable income. The NOLs expire starting in 2017 through 2028.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration. ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2010, 2009 and 2008, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation we have concluded that based on the weight of available evidence, we are more likely than not to not realize a portion of the benefit of our net deferred tax assets recorded at December 31, 2010. Accordingly, we established a valuation allowance totaling approximately $320,000 for the portion of benefit of deferred tax assets that more likely than not will not be realized. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of December 31, 2010.

Accounting for Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740 “ Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2010, 2009 and 2008, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Fiscal Year 2009 Compared With Fiscal Year 2008

Sales, net

Sales in 2009 increased $8.8 million (46.0%) to approximately $28.0 million compared with $19.2 million for the prior year. Sales of P-25 digital products in 2009 increased $8.4 million (104.6%) to approximately $16.3 million, compared with $8.0 million for 2008.

Orders announced in 2009, primarily for P-25 digital products from the U.S. Departments of Defense (DOD), Agriculture and Interior during the year contributed to our sales growth. The orders from the DOD were particularly important, as they represent sales to new customers, and for products in frequencies that we historically did not offer. These larger orders were supplemented by a strengthened flow of smaller run-rate procurements and an expanded addressable market made possible by our line of KNG products. We believe our late-2008 inclusion in a blanket purchase agreement (BPA) from the U.S. General Services Administration was a contributing factor. The total estimated value of this BPA was $500 million to various suppliers over a maximum term of five years, and it is being utilized by various federal government agencies for the purchase of a wide range of analog and P25 digital radio equipment. We realized market share gains in 2009 with several federal agencies. According to procurement information published by the federal government, total spending by these agencies decreased in 2009 compared to 2008, however their purchases of RELM products increased.

During the year we significantly expanded our P25 digital product offerings with the introduction of new radio models, some of which addressed customers and markets that were previously outside the scope of our products.

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2009 was 51.2% compared with 52.7% in 2008. Our cost of products and gross margins were primarily related to product mix, manufacturing volumes and pricing. Our gross margins for the year reflected increased manufacturing volumes and an improved sales-mix of higher margin P25 digital products. As a consequence of higher manufacturing volumes, we more fully utilized and absorbed our base of manufacturing and support expenses, favorably impacting product unit costs and gross margins. These improvements were partially offset by competitive pricing pressures.

We utilized contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly considered manufacturing alternatives to improve quality, speed and to reduce our product costs. We anticipate that these contract manufacturing relationships or comparable alternatives will be available to us in the future.

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

Engineering and product development expenses in 2009 declined by $968,000 (21.4%) compared with last year. The completion of several digital development initiatives and the related new product introductions enabled us to reduce the associated engineering costs compared with 2008. Additional new products in our KNG line were in the development process, and introduced in 2010.

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

Interest Income (Expense), net

For 2009, we incurred approximately $41,000 in net interest expense compared with net interest income of approximately $143,000 for the prior year. We earned interest income on our cash balances and incurred interest expense on borrowings from our revolving line of credit. The decline in net interest income and increase in interest expense was derived from our lower cash position in the first half of the year, and lower interest rates. Also, we incurred interest on borrowings under our revolving credit facility during the first two quarters in 2009. In 2008 we did not borrow. We had no borrowings outstanding under the credit facility as of December 31, 2009. The interest rate on such revolving credit facility as of December 31, 2009 was 5.5% per annum. This rate was variable based on the prime rate plus 100 basis points (subject to a reduction of 50 basis points anytime our quarterly net income is greater than $1.0 million).

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

In order to fully utilize the net deferred tax assets, we must generate sufficient taxable income in future years to utilize our NOLs prior to their expiration. ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results and certain tax planning strategies.

We evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation we concluded that based on the weight of available evidence we were more likely than not to realize the benefit of our net deferred tax assets recorded at December 31, 2009. Accordingly, no valuation allowance was established. We could not estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recorded as of December 31, 2009.

Changing Prices

Inflation for the years ended December 31, 2010, 2009 and 2008 did not have a material impact on our operations. In some instances during 2010, product unit prices were reduced to enhance our competitive position and sales prospects, which reduced gross margins. We anticipate that competitive pricing pressure will continue in the future. The extent of its impact is uncertain.

Liquidity and Capital Resources

For the year ended December 31, 2010, net cash used in operating activities totaled approximately $3.1 million, compared with net cash provided by operating activities of approximately $5.6 million last year. Cash used in operating activities in 2010 was primarily the result of a $5.3 million increase in net inventories compared with a decrease of $3.2 million last year. Net inventories increased during the year as we stocked newly introduced models in our KNG product line, and total sales decreased.  Also, for 2010 we realized a net loss of $660,000 compared with net income of approximately $2.4 million last year. Due to a slower collection cycle, accounts receivable in 2010 increased by $150,000, compared with a $2.0 million increase last year due to sales growth. Deferred tax assets for 2010 remained materially unchanged from the prior year as the tax benefit associated with our pretax loss for the year was offset by a valuation allowance of $320,000 established for the amount of deferred tax assets that more likely than not we will not realize. Last year deferred tax assets decreased by approximately $1.4 million due to utilization of net operating losses to cover pretax income for the year. Depreciation and amortization totaled approximately $811,000 for 2010, compared with $672,000 last year. The increase was driven primarily by amortization of our P25 trunking software, which commenced in 2010. Accounts payable increased during 2010 by approximately $1.5 million related primarily to increased inventory purchases. For the prior year, accounts payable decreased approximately $0.6 million.

Cash used in investing activities was primarily to fund the acquisition of assets for our new digital products. During 2010 we incurred approximately $1.1 million for capitalized software compared with approximately $1.5 million for the prior year. Capital expenditures during 2010 were primarily for the purchase of test equipment and tooling for new products, totaling approximately $465,000 compared with approximately $357,000 for 2009. We anticipate that future capital expenditures will be funded through our existing cash balance, operating cash flow and our revolving credit facility.

Cash provided by financing activities totaled approximately $2.1 million for 2010, representing $2.0 million in borrowings from our revolving credit facility, and $108,000 in proceeds from the issuance of common stock. Last year, we used $1.5 million to fully repay amounts outstanding under our revolving credit facility.

We have a secured revolving credit facility with Silicon Valley Bank (SVB). On October 20, 2010, the loan and security agreement, which governs our revolving credit facility, was amended. Under the amended loan and security agreement, our revolving credit facility’s maximum borrowing availability was increased to $5.0 million from $3.5 million, its maturity date was extended to December 31, 2012 from October 23, 2010, the variable rate at which borrowings bear interest was reduced to prime rate plus 50 basis points from prime rate plus 100 basis points and the Company’s minimum “tangible net worth” requirement was reset at $25.35 million (such minimum requirement still continuing to be subject to increase by (i) 50% of quarterly net profits and (ii) 75% of the net proceeds received from issuances of equity and issuances of “subordinated debt”). The maximum that we could borrow at any given time is based on among other things, eligible accounts receivable, inventory, and cash.

We are subject to substantially the same customary borrowing terms and conditions under the SVB credit facility as we were prior to amending the loan and security agreement, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.

The foregoing description of our SVB credit facility and the amended loan and security agreement is qualified by reference to Note 6 to our Consolidated Financial Statements included elsewhere in this report.

We were in compliance with all covenants under the amended loan and security agreement, as of December 31, 2010 and the date of this report. As of December 31, 2010 and the date of this report, borrowings outstanding under the SVB credit facility totaled $2.0 million and, as of the date of this report, we had approximately $1.4 million of additional borrowing availability.

Our cash balance at December 31, 2010 was approximately $5.1 million. We believe these funds combined with anticipated cash generated from operations and borrowing availability under our credit facility with SVB are sufficient to meet our working capital requirements and liquidity needs for the foreseeable future. However, although we believe that we have sufficient sources of liquidity, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” included elsewhere in this report.

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$2,433	$551	$1,653	$229	$—
Purchase Obligations	5,781	5,781	—	—	—
Senior credit facility	2,000	—	2,000	—	—
Total	$10,214	$6,332	$3,653	$229	$—

For a description of our senior credit facility and our operating leases, reference is made to Notes 6 and 7 to our Consolidated Financial Statements included elsewhere in this report.

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

In October 2009, the FASB issued ASU2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance expands the disclosures required for multiple-element revenue arrangements and is effective for interim and annual reporting periods beginning after June 15, 2010. The Company adopted this guidance in 2010.

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

Revenue

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped by the Company or delivered to the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the federal government are recognized when the products are delivered. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with ASC Topic 605 Revenue Recognition.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $44,000 on gross trade receivables of their approximately $3.9 million as of December 31, 2010. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2010. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2010 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales during past years. Accordingly, we have maintained a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.1% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance.

Excess and Obsolete Inventory

The allowance for obsolete and slow moving inventory was approximately $2.6 million at December 31, 2010 as compared to approximately $2.3 million at December 31, 2009. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish a reserve based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

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

Software Development

We account for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled approximately $3.8 million as of December 31, 2010.

Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust the valuation allowance related to our deferred tax assets in the future.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at the prime rate plus 50 basis points. As of December 31, 2010, we had $2.0 million in outstanding borrowings under this facility bearing interest at 4.50% per annum. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on our variable rate debt as of December 31, 2010, it is estimated that a 100 basis point increase in interest rates on our revolving line of credit would result in an additional $20,000 in interest incurred per year on its line of credit and a 100 basis point decline would lower interest incurred by $20,000 per year.

Item 8.

Financial Statements and Supplementary Data

See pages F-1 through F-20.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RELM Wireless Corporation

West Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Miami, Florida

March 2, 2011

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$5,050	$7,660
Trade accounts receivable (net of allowance for doubtful accounts of $44 in 2010 and 2009)	3,900	3,767
Inventories, net	11,942	6,623
Deferred tax assets	2,165	1,611
Prepaid expenses and other current assets	703	896
Total current assets	23,760	20,557
Property, plant and equipment, net	1,357	1,306
Deferred tax assets, net	5,637	6,183
Capitalized software, net	3,776	3,024
Other assets	262	351
Total assets	$34,792	$31,421

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,753	$1,250
Accrued compensation and related taxes	795	1,086
Accrued warranty expense	266	228
Accrued other expenses and other current liabilities	202	195
Total current liabilities	4,016	2,759

Deferred revenue	$386	$—
Long-term debt	$2,000	$—
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,508,815 and 13,416,127 issued and outstanding shares at December 31, 2010 and 2009, respectively	8,105	8,050
Additional paid-in capital	24,404	24,071
Accumulated deficit	(4,119)	(3,459)
Total stockholders' equity	28,390	28,662
Total liabilities and stockholders' equity	$34,792	$31,421

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Sales, net	$25,954	$27,989	$19,175
Expenses
Cost of products	14,627	14,323	10,105
Selling, general and administrative	11,955	10,167	12,119
	26,582	24,490	22,224
Operating (loss) income	(628)	3,499	(3,049)
Other (expense) income:
Interest expense	(30)	(47)	(7)
Interest income	1	6	150
Other income (expense )	4	(4)	(6)
Total other (expense) income	(25)	(45)	137
(Loss) income before income taxes	(653)	3,454	(2,912)
Income tax (expense) benefit	(7)	(1,091)	1,286
Net (loss) income	$(660)	$2,363	$(1,626)
Net (loss) income per share-basic:	$(0.05)	$0.18	$(0.12)
Net (loss) income per share-diluted:	$(0.05)	$0.17	$(0.12)
Weighted average shares outstanding-basic	13,480	13,411	13,403
Weighted average shares outstanding-diluted	13,480	13,600	13,403

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in Thousands, except share data)

	Common Stock		Additional paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2007	13,395,871	$8,037	$23,953	$(4,196)	$27,794
Common stock option exercise and issued	15,000	9	3	—	12
Share-based compensation expense	—	—	64	—	64
Net loss	—	—	—	(1,626)	(1,626)
Balance at December 31, 2008	13,410,871	8,046	24,020	(5,822)	26,244
Common stock option exercise and issued	5,256	4	(4)	—	—
Share-based compensation expense	—	—	55	—	55
Net income	—	—	—	2,363	2,363
Balance at December 31, 2009	13,416,127	8050	24,071	(3,459)	28,662
Common stock option exercise and issued	92,688	55	32	—	87
Excess tax benefit from share-based compensation	—	—	20	—	20
Share based compensation expense	—	—	281	—	281
Net loss	—	—	—	(660)	(660)
Balance at December 31, 2010	13,508,815	$8,105	$24,404	$(4,119)	$28,390

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(in Thousands, except share data)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net (loss) income	$(660)	$2,363	$(1,626)
Adjustments to reconcile net (loss) income to net cash (used in ) provided by operating activities:

Allowance for doubtful accounts	17	5	102
Inventories reserve	271	245	331
Deferred tax benefit (expense)	12	1,406	(1,296)
Depreciation and amortization	811	672	384
Share-based compensation expense	281	55	64
Excess tax benefit from share-based payment arrangement	(20)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(150)	(2,003)	121
Inventories	(5,590)	2,906	(1,206)
Prepaid expenses and other current assets	193	35	166
Other assets	89	4	108
Accounts payable	1,503	(599)	688
Accrued compensation and related taxes	(291)	469	(70)
Accrued warranty expense	38	(74)	62
Deferred revenue	386	—	—
Accrued other expenses and other current liabilities	7	85	(153)
Net cash (used in) provided by operating activities	(3,103)	5,569	(2,325)

Investing activities
Purchases of property, plant and equipment	(465)	(357)	(432)
Capitalized software	(1,149)	(1,527)	(1,732)
Net cash used in investing activities	(1, 614)	(1,884)	(2,164)

Financing activities
Proceeds from issuance of common stock	87	—	12
Excess tax benefit from share-based payment arrangement	20	—	—
Proceeds from debt	2,000	—	1,500
Repayment of revolving credit line	—	(1,500)	—
Net cash provided by (used in) financing activities	2,107	(1,500)	1,512
(Decrease) increase in cash	(2,610)	2,185	(2,977)
Cash and cash equivalents, beginning of year	7,660	5,475	8,452
Cash and cash equivalents, end of year	$5,050	$7,660	$5,475
Supplemental disclosure
Cash paid for interest	$30	$47	$7
Cash paid for income taxes	$11	$50	$38
Non-cash financing activity Cashless exercise of stock options	$7	$4	$—

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies

Description of Business

RELM Wireless Corporation and its subsidiary’s (collectively, the “Company”) primary business is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products which are sold in two primary markets: (1) the government and public safety market and (2) business and industrial market. The Company has only one reportable business segment.

Principles of Consolidation

The accounts of the Company have been included in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2010.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2010 is adequate.

Revenue Recognition

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the federal government are recognized when the products are delivered. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period.

The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with ASC Topic 605 Revenue Recognition. Surcharges collected on certain sales to government customers and remitted to governmental agencies are not included in revenues or in costs and expenses.

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2010, 2009 and 2008 and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2010, 2009 and 2008, accounts receivable from governmental customers were approximately $3,829, $1,544 and $727, respectively. Generally receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2010, the Company had cash and cash equivalents in excess of FDIC limits of approximately $4,100.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. The Company also places a substantial emphasis on manufacturing in other countries. Approximately 65.5% of the Company’s material, subassembly and product procurements in 2010 were sourced internationally, of which approximately 55.1% were sourced from one supplier. For 2009, approximately 60% of the Company’s material, subassembly and product procurements in 2009 were sourced internationally, of which approximately 30% were sourced from one supplier. For 2008, the Company’s internationally sourced material, subassembly and product procurements totaled approximately 60%, of which approximately 38% were sourced from one supplier.  Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008. Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense are classified as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2009, and 2008, such expenses totaled $328, $299, and $410, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the years ended December 31, 2010, 2009, and 2008 are research and development costs of $4,859, $3,562, and $4,527, respectively.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued ASC Topic 718, “Compensation-Stock Compensation.” This Topic requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in ASC Topic 718.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (ASU 2009-14) which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of Accounting Standard Codification (ASC) subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

1.

Summary of Significant Accounting Policies (Continued)

In October 2009, the FASB issued ASU2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance expands the disclosures required for multiple-element revenue arrangements and is effective for interim and annual reporting periods beginning after June 15, 2010. The Company adopted this guidance in 2010.

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

2.

Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2010	2009

Finished goods	$3,110	$1,879
Work in process	6,075	2,172
Raw materials	2,757	2,572
	$11,942	$6,623

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

2.

Inventories, net (Continued

Changes in the allowance for obsolete and slow moving inventory is as follows:

	Years Ended December 31,
	2010	2009	2008

Balance, beginning of year	$2,346	$2,405	$2,224
Charged to cost of sales	271	245	331
Disposal of inventory	—	(304)	(150)
Balance, end of year	$2,617	$2,346	$2,405

3.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts is composed of the following:

	Years Ended December 31,
	2010	2009	2008

Balance, beginning of year	$44	$81	$52
Provision for doubtful accounts	17	5	102
Uncollectible accounts written off	(17)	(42)	(73)
Balance, end of year	$44	$44	$81

4.

Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2010	2009

Leasehold improvements	$269	$246
Machinery and equipment	4,724	4,305
Less accumulated depreciation and amortization	(3,636)	(3,245)
Property, plant and equipment, net	$1,357	$1,306

Depreciation and amortization expense relating to property, plant, and equipment for the years ended December 31, 2010, 2009 and 2008 was $414, $437 and $384, respectively.

5.

Accounting for Software Costs

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled $3,776 and $3,024 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, 2009 and 2008, the Company’s accumulated amortization expense for capitalized software was approximately $631, $235 and $0, respectively.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

6.

Debt

The Company has a secured revolving credit facility with Silicon Valley Bank (SVB). On October 20, 2010, the loan and security agreement, which governs the revolving credit facility, was amended. Under the amended loan and security agreement, the revolving credit facility’s maximum borrowing availability was increased to $5,000 from $3,500, its maturity date was extended to December 31, 2012 from October 23, 2010, the variable rate at which borrowings bear interest was reduced to prime rate plus 50 basis points from prime rate plus 100 basis points and the Company’s minimum “tangible net worth”, as defined in the agreement, requirement was reset at $25,350 (such minimum requirement still continuing to be subject to increase by (i) 50% of quarterly net profits and (ii) 75% of the net proceeds received from issuances of equity and issuances of “subordinated debt”). The maximum that the Company could borrow at any given time is based on among other things, eligible accounts receivable, inventory, and cash.

The Company is subject to substantially the same customary borrowing terms and conditions under the SVB credit facility as prior to amending the loan and security agreement, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. For instance, the Company is required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement, as amended) of at least 1.75:1.00. Advances may be prepaid in whole or in part without premium or penalty. ”).  The Company is prohibited from paying cash dividends on its common stock. The Company’s obligations are secured by substantially all of its assets, principally accounts receivable and inventory. As of December 31, 2010, borrowings outstanding under the credit facility totaled $2,000 and the Company had approximately $1,400 of additional borrowing availability.

7.

Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, the lease was amended to reduce the monthly rent expense and extend the expiration date by five years to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $447, $422 and $503 in 2010, 2009 and 2008, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The lease, which expired on December 31, 2009, was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92 in 2010 and $81 in 2009 and 2008.

The following table summarizes future minimum rental payments under these leases as of December 31, 2010:

2011	$551
2012	551
2013	551
2014	551
2015	229
Later years	—
$2,433

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes

The income tax (expense) benefit is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$3	$(317)	$7
State	2	2	3
	5	(315)	10
Deferred:
Federal	32	1,327	(1,151)
State	(30)	79	(145)
	2	1,406	(1,296)
	$7	$1,091	$(1,286)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2010	2009	2008

Statutory U.S. income tax rate	(34.0)%	34.0%	(34.0)%
States taxes, net of federal benefit	(4.4)%	2.4%	3.0%
Permanent differences	19.0%	1.1%	0.6%
Change in valuation allowance	52.0%	0.0%	(0.7)%
Change in net operating loss carryforwards and tax credits
	(33.2)%	(5.5)%	(9.6)%
Other	1.7%	(0.4)%	(3.5)%

Effective income tax rate	1.1%	31.6%	(44.2)%

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2010		2009
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$368	$5,359	$—	$5,527
R and D tax credit	—	832	—	616
AMT tax credit	—	122	—	139
Section 263A costs	293	—	403	—
Research and development costs	132	108	132	240
Amortization	—	11	—	(48)

Asset reserves:
Bad debts	16	—	16	—
Inventory reserve	933	—	837	—

Accrued expenses:
Non-qualified stock options	—	77	—	77
Compensation	190	—	142	—
Warranty	233	—	81	—
Deferred tax assets	2,165	6,509	1,611	6,599
Less valuation allowance	—	(320)	—	—
Less APIC pool reserve	—	(380)	—	(360)
Total deferred tax assets	2,165	5,809	1,611	6,239

Deferred tax liabilities:
Depreciation	—	(172)	—	(8)
Total deferred tax liabilities	—	(172)	—	(8)

Net deferred tax assets	$2,165	$5,637	$1,611	$6,183

As of December 31, 2010, the Company had a net deferred tax asset of approximately $7,802. This asset is primarily composed of net operating loss carry forwards (NOLs). The NOLs total $13,621 for federal and $19,374 for state purposes, with expirations starting in 2017. Included in the Company’s NOLs as of December 31, 2010 is approximately $1,009 from the exercises of stock options. The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $380 and is reserved through a valuation allowance at December 31, 2010, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

During 2010 and 2009 the Company utilized $150 and $2,439 respectively, of its NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2010, 2009, and 2008. ASC Topic 740 “Income Taxes” requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

8.

Income Taxes (Continued)

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset. Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will not realize a portion of the benefit of its state deferred tax assets. For 2010, the Company has established a valuation allowance of $320 for the portion of benefit of its state deferred tax assets that more likely than not will not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax assets recorded as of December 31, 2010. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The 2010 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2010, 2009, and 2008, the Company incurred $3, $45 and $0, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

As a result of the implementation of ASC Topic 740 “Income Taxes”, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by ASC Topic 740 “Income Taxes”. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2010, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2010 and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2007, 2008, and 2009 are still open to IRS examination under the statute of limitations. An IRS examination on the Company’s 2007 calendar year was recently closed with no change.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

9.

Income Per Share

The following table sets the computation of basic and diluted (loss) income per share:

	Years ended December 31,
	2010	2009	2008
Numerator:
Net (loss) income from continuing operations numerator for basic and diluted earnings per share	$(660)	$2,363	$(1,626)
Denominator:
Denominator for basic earnings per share weighted average shares	13,479,601	13,411,188	13,402,597
Effect of dilutive securities:
Stock options	—	188,555	—
Denominator for diluted earnings per share weighted average shares	13,479,601	13,599,743	13,402,597
Basic (loss) income per share	$(0.05)	$0.18	$(0.12)
Diluted (loss) income per share	$(0.05)	$0.17	$(0.12)

Approximately 1,000,000, 183,912, and 1,192,000 stock options for the years ended December 31, 2010, 2009, and 2008, respectively, were excluded from the calculation because they were anti-dilutive.

10.

Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $281, $55 and $64 of share-based employee compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively, and is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations. No amount of share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2010, 2009 and 2008 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2010	FY 2009	FY 2008
Expected Volatility	76.6% - 83.7%	72.8% - 88.8%	61.7% - 88.7%
Expected Dividends	0.00	0.00	0.00
Expected Term (In years)	3.0 - 6.5	3.0 - 6.5	3.0 - 6.0
Risk-Free Rate	2.54%	1.56%	2.86%
Estimated forfeitures	0.0%	0.0%	0.0%

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

10.

Share-Based Employee Compensation (Continued)

A summary of stock option activity under our stock option plans as of December 31, 2010, and changes during the year ended December 31, 2010 are presented below:

		Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)

As of January 1, 2010
Outstanding		979,912	2.34	—	1.53	—
Vested		883,245	2.42	—	1.60	—
Nonvested		96,667	1.58	—	0.84	—

Period activity
Issued		155,000	3.78	—	2.59	—
Exercised		103,688	1.05	—	0.72	—
Forfeited		26,000	0.81	—	0.57	—
Expired		5,000	1.00	—	0.71	—

As of December 31, 2010
Outstanding		1,000,224	2.74	3.46	1.81	311,020
Vested		861,889	2.65	2.76	1.73	307,686
Nonvested		138,335	3.31	7.83	2.26	3,334

Outstanding:
Range of Exercise Prices ($)		Stock Options Outstanding	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)

0.77	1.00	44,012	0.99	0.60
1.10	2.80	647,300	1.48	2.49
4.07	4.50	229,508	4.22	6.75
6.33	11.40	79,404	9.68	3.46
		1,000,224	2.74	3.46

Exercisable:
Range of Exercise Prices ($)		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)

0.77	1.00	44,012	0.99
1.10	2.80	592,299	1.42
4.07	4.50	146,174	4.31
6.33	11.40	79,404	9.68
		861,889	2.65

The weighted-average grant-date fair value of options granted during the years 2010, 2009, and 2008 was $2.59, $0.41, and $0.99, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008, was approximately $240, $20, and $12, respectively.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

11.

Significant Customers

Sales to the United States Government represented approximately 70%, 60% and 42% of the Company’s total sales for the years ended December 31, 2010, 2009, and 2008, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, and the United States Department of the Interior. Sales to foreign markets were approximately 2%, 1% and 2% of total sales in 2010, 2009 and 2008.

12.

Retirement Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2010, 2009 and 2008, total contributions made by the Company were $108, $99 and $122, respectively.

13.

Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $98, $91 and $35 for the years ended December 31, 2010, 2009 and 2008, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has non-cancelable purchase commitments for inventory totaling $5,781 as of December 31, 2010.

Self Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2010, the plan had a stop loss provision insuring losses beyond $70 per employee per year and an aggregate stop loss of $837. As of December 31, 2010, the Company recorded an accrual for unpaid claims in the amount of approximately $90 in the accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2010.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

13.

Commitments and Contingencies (Continued)

Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2010	$228	263	(225)	$266
2009	$302	228	(302)	$228
2008	$240	302	(240)	$302

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2010.

RELM WIRELESS CORPORATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in Thousands, except share data and percentages)

14.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Year Ended December 31, 2010
Sales, net	$6,449	$7,079	$7,052	$5,374
Gross profit	2,964	3,401	3,272	1,690
Net income (loss)	1	339	127	(1,127)
Earnings (loss) per share – basic	0.00	0.03	0.01	(0.08)
Earnings (loss) per share – diluted	0.00	0.02	0.01	(0.08)

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Year Ended December 31, 2009
Sales, net	$3,973	$9,876	$8,292	$5,848
Gross profit	1,615	4,894	4,234	2,923
Net (loss) income	(867)	1,954	927	349
(Loss) earnings per share – basic	(0.06)	0.15	0.07	0.03
(Loss) earnings per share – diluted	(0.06)	0.15	0.07	0.03

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on this evaluation they have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that our internal controls over financial reporting were effective as of December 31, 2010. In making the assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2011 annual meeting of stockholders.

Item 11.

Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2011 annual meeting of stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2011 annual meeting of stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2011 annual meeting of stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2011 annual meeting of stockholders.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets
as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations
- years ended December 31, 2010, 2009 and 2008	F-3

Consolidated Statements of Changes in Stockholders’ Equity
- years ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Cash Flows
- years ended December 31, 2010, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6

(b)

Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (2)
3(ii)	Certificate of Amendment to Articles of Incorporation (3)
3(iii)	By-Laws, as amended (6)
10.1	1996 Stock Option Plan for Non-Employee Directors (1)
10.2	1997 Stock Option Plan, as amended (7)
10.3	2007 Non-Employee Directors’ Stock Option Plan (11)
10.4	2007 Incentive Compensation Plan (11)
10.5	Manufacturing Agreement (3)
10.6	Contract dated July 6, 2005 between RELM Wireless Corporation and the United States Postal Service (8)
10.7	Form of Non-Employee Director Option Agreement (9)
10.8	Form of Option Agreement for 1997 Stock Option Plan (10)
10.9	Loan and Security Agreement dated as of October 23, 2008 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (12)
10.10	First Amendment to Loan and Security Agreement dated as of October 20, 2010 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (13)
14.1	Code of Ethics (5)
21	Subsidiary of Registrant (4)
23.1	Consent of BDO USA, LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

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

(12)

Incorporated by reference from the Company’s Current Report on Form 8-K dated October 23, 2008.

(13)

Incorporated by reference from the Company’s Current Report on Form 8-K dated October 20, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 2nd day of March 2011.

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

SIGNATURE	TITLE	DATE

/s/ GEORGE N. BENJAMIN, III George N. Benjamin, III	Chairman of the Board	March 2, 2011
/s/ DAVID P. STOREY David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 2, 2011
/s/ WILLIAM P. KELLY William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 2, 2011
/s/ DONALD F. U. GOEBERT Donald F. U. Goebert	Director	March 2, 2011
/s/ RANDOLPH K. PIECHOCKI Randolph K. Piechocki	Director	March 2, 2011
/s/ WARREN N. ROMINE Warren N. Romine	Director	March 2, 2011
/s/ TIMOTHY W. O’NEIL Timothy W. O’Neil	Director	March 2, 2011
/s/ JOHN WELLHAUSEN John Wellhausen	Director	March 2, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
23.1	Consent of BDO USA LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)