Form 10-Q
period 2011-03-31
RELM WIRELESS CORP
filed 2011-05-04
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 13,508,815 shares of common stock, $0.60 par value, of the registrant outstanding at April 22, 2011.

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$5,555	$5,050
Trade accounts receivable (net of allowance for doubtful
accounts of $44 at March 31, 2011 and at December 31, 2010, respectively)	2,658	3,900
Inventories, net	13,378	11,942
Deferred tax assets, net	2,165	2,165
Prepaid expenses and other current assets	642	703
Total current assets	24,398	23,760

Property, plant and equipment, net	1,374	1,357
Deferred tax assets, net	5,637	5,637
Capitalized software, net	3,526	3,776
Other assets	251	262
Total assets	$35,186	$34,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,261	$2,753
Accrued compensation and related taxes	936	795
Accrued warranty expense	278	266
Accrued other expenses and other current liabilities	145	202
Total current liabilities	4,620	4,016

Deferred revenue	514	386
Long-term debt	2,300	2,000

Commitments and Contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares:
none issued or outstanding	−	−
Common stock; $.60 par value; 20,000,000 authorized shares:
13,508,815 issued and outstanding shares at March 31, 2011 and December 31, 2010, respectively	8,105	8,105
Additional paid-in capital	24,454	24,404
Accumulated deficit	(4,807)	(4,119)
Total stockholders' equity	27,752	28,390

Total liabilities and stockholders' equity	$35,186	$34,792

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Sales, net	$6,714	$6,449
Expenses
Cost of products	4,113	3,485
Selling, general and administrative	3,248	2,950
Total expenses	7,361	6,435

Operating (loss) income	(647)	14

Other expense:
Net interest expense	(35)	-
Other expense	(6)	(12)
Total other expense	(41)	(12)

(Loss) income before income tax expense	(688)	2

Income tax expense	-	(1)

Net (loss) income	$(688)	$1

Net (loss) earnings per share-basic:	$(0.05)	$0.00
Net (loss) earnings per share-diluted:	$(0.05)	$0.00
Weighted average shares outstanding-basic	13,508,815	13,436,736
Weighted average shares outstanding-diluted	13,508,815	13,873,677

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Operating activities
Net (loss) income	$(688)	$1
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	-	7
Inventories reserve	35	128
Deferred tax asset	-	1
Depreciation and amortization	351	154
Shared-based compensation expense	50	132
Excess tax benefit from share-based compensation	-	(20)
Changes in operating assets and liabilities:
Accounts receivable	1,242	(1,795)
Inventories	(1,471)	(801)
Prepaid expenses and other current assets	61	66
Other assets	11	9
Accounts payable	508	648
Accrued compensation and related taxes	141	(257)
Accrued warranty expense	12	48
Deferred revenue	128	-
Accrued other expenses and other current liabilities	(57)	104
Net cash provided by (used in) operating activities	323	(1,575)

Investing activities
Purchases of property, plant and equipment	(118)	(71)
Capitalized software	-	(418)
Net cash used in investing activities	(118)	(489)

Financing activities
Proceeds from issuance of common stock	-	68
Excess tax benefit from share-based compensation	-	20
Increase in revolving credit line	1,500	-
Decrease in revolving credit line	(1,200)	-
Cash provided by financing activities	300	88

Net change in cash and cash equivalents	505	(1,976)
Cash and cash equivalents, beginning of period	5,050	7,660
Cash and cash equivalents, end of period	$5,555	$5,684

Supplemental disclosure
Cash paid for interest	$35	$-

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.             Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2010 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended March 31, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.            Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $44 on gross trade receivables of $2,702 and $3,944 at March 31, 2011 and December 31, 2010, respectively.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.             Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2011	December 31, 2010
Finished goods	$3,597	$3,110
Work in process	6,069	6,075
Raw materials	3,712	2,757
	$13,378	$11,942

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,657 at March 31, 2011, compared with approximately $2,617 at December 31, 2010. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

4.             Income Taxes

No income tax expense or benefit has been recorded for the three months ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company’s deferred tax assets totaled approximately $7,802, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $13,621 for federal and $19,374 for state purposes, with expirations starting in 2017 through 2028.

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration.  ASC Topic 740, “Income Taxes”, requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not to not realize a portion of the benefit of its net deferred tax assets recorded at March 31, 2011.  Accordingly, for the quarter ended March 31, 2011, the Company has established a valuation allowance totaling approximately $610 for the portion of benefit of its federal and state deferred tax assets that more likely than not will not be realized. This represents a $290 increase to the valuation allowance of $320 the Company established at December 31, 2010 for the portion of benefit of its state deferred tax assets that more likely than not will not be realized. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2011.

5.             Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three months ended March 31, 2011, the Company’s amortization cost was $250, compared with $59 for the three months ended March 31,2010.  Net capitalized software costs totaled $3,526 and $3,776 as of March 31, 2011 and December 31, 2010, respectively.

6.             Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2011 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2010	13,508,815	$8,105	$24,404	$(4,119)	$28,390
Share-based compensation expense	−	−	50	−	50
Net loss	−	−	−	(688)	(688)
Balance at March 31, 2011	13,508,815	$8,105	$24,454	$(4,807)	$27,752

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.             (Loss) income per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net (loss) income (numerator for basic and diluted earnings per share)	$(688)	$1
Denominator:
Denominator for basic earnings per share weighted average shares	13,508,815	13,436,736

Effect of dilutive securities:
Options	-	436,941

Denominator
Denominator for diluted earnings per share weighted average shares	13,508,815	13,873,677

Basic (loss) income per share	$(0.05)	$0.00
Diluted (loss) income per share	$(0.05)	$0.00

A total of 1,000,224 shares related to options are not included in the computation of diluted loss per share for the three months ended March 31, 2011, because to do so would have been anti-dilutive for this period.

8.             Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $50 of non-cash share-based employee compensation expense for the three months ended March 31, 2011, compared with $132 for the same period last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($4 for the three months ended March 31, 2011, compared with $14 for the same period last year) and selling, general and administrative expenses ($46 for the three months ended March 31, 2011, compared with $118 for the same period last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  In accordance with the model, non-cash share-based employee compensation expense recorded in the three months ended March 31, 2011 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.   There were no stock option grants during the first quarter of fiscal year 2011.

Information regarding stock options awarded under the option plan is as follows:

As of January 1, 2011	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)

Outstanding	1,000,224	2.74	-	1.81	-
Vested	861,889	2.65	-	1.73	-
Nonvested	138,335	3.31	-	2.26	-

Period activity
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of March 31, 2011
Outstanding	1,000,224	2.74	3.22	1.81	211,389
Vested	903,555	2.72	2.81	1.79	210,639
Nonvested	96,669	2.98	7.00	1.99	750

9.             Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2011.

Other

As of March 31, 2011, the Company had purchase orders to suppliers of approximately $5,274.

Significant Customers

Sales to United States government agencies represented approximately $3,295 (49.0%) of the Company’s total sales for the three months ended March 31, 2011, compared with approximately $4,654 (72.2%) for the same period last year.  Accounts receivable from agencies of the United States government were approximately $986 as of March 31, 2011 compared with approximately $4,200 at the end of the same period last year.

10.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 and a maturity date of December 31,2012.  As of March 31, 2011, the Company was in compliance with all covenants under the loan and security agreement, as amended, which governs the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.   Borrowings outstanding under the revolving credit facility as of March 31, 2011 totaled $2,300 and there was approximately $265 of additional borrowing availability.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

Executive Summary

Generally, our financial and operating results for the three months ended March 31, 2011 declined when compared with the same quarter last year.  Total sales for the first quarter 2011 increased compared with the prior year’s first quarter, and sales of P25 digital products were slightly higher (1.0%) than for the same period last year.  However, cost of products and SG&A expenses also increased, yielding a net loss compared with a small net income for the first quarter 2010.

For the three months ended March 31, 2011, total sales were approximately $6.7 million, compared with approximately $6.4 million for the same quarter last year.  Sales of P25 digital products for the first quarter of 2011 totaled approximately $4.5 million (67.4% of total sales) compared with approximately $4.5 million (69.5% of total sales) for the same quarter last year.

Gross margins as a percentage of sales for the three months ended March 31, 2011 were 38.7% compared with 46.0% for the same quarter last year.  Our gross margins for the three months ended March 31, 2011 reflect higher than normal product costs related to early production of some of our new products.

For the three months ended March 31, 2011, selling, general and administrative expenses totaled approximately $3.2 million (48.4% of sales) compared with approximately $3.0 million (45.7% of sales) for the same quarter last year.  The increase is primarily due to additional software amortization that commenced in the fourth quarter of 2010 in connection with the launch of our new products.

Pretax loss for the three months ended March 31, 2011 totaled approximately $688,000, compared with pretax income of $2,000 for the same period last year.

For the three months ended March 31, 2011, we did not recognize any income tax expense or benefit, compared with income tax expense of $1,000 for the same period last year.

Net loss for the three months ended March 31, 2011 was approximately $688,000 ($0.05 per basic share), compared with net income of approximately $1,000 ($0.00 per basic and diluted share) for the same period last year.

As of March 31, 2011, working capital totaled approximately $19.8 million, of which approximately $8.2 million was comprised of cash and trade receivables.  As of December 31, 2010 working capital totaled approximately $19.7 million of which approximately $9.0 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2011	March 31, 2010

Sales	100.0%	100.0%
Cost of products	(61.3)	(54.0)
Gross margin	38.7	46.0
Selling, general and administrative expenses	(48.4)	(45.7)
Net interest (expense) income	(0.5)	0.0
Other expense	(0.1)	(0.2)
Pretax (loss) income	(10.3)	0.1
Income tax expense	(0.0)	(0.0)
Net (loss) income	(10.3)%	0.1%

Net Sales

Net sales for the first quarter ended March 31, 2011, totaled approximately $6.7 million compared with approximately $6.4 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $4.5 million (67.4% of total sales), compared with approximately $4.5 million (69.5% of total sales) for the same quarter last year.

Sales for the three months ended March 31, 2011 were slightly higher than the same quarter last year; increasing approximately $265,000, or 4.1%.  The increase was primarily due to sales of analog products to government and public safety customers.  Sales of P25 digital products were flat as various federal customers have reported a lack of funding during the quarter derived from the absence of an approved federal budget for the fiscal year ending September 30, 2011.  In April 2011, the federal government’s 2011 budget was enacted, which will fund federal government operations for the remainder of such 2011 fiscal year.  We believe this should improve the prospects for federal agency procurements of land mobile radios during the remainder of the federal government’s 2011 fiscal year.  These circumstances notwithstanding, our P25 digital sales for the first quarter included new KNG trunked products in the UHF frequency and the new KNG mobile radio, neither of which were available for the same period last year.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the first quarter ended March 31, 2011 were 38.7% compared with 46.0% for the same quarter last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The increase in cost of products and corresponding decrease in gross margins for the first quarter 2011 reflected higher material and labor costs for the early production of new products, which comprised a greater portion of our overall mix of products sold.  Such circumstances are not unusual.  We are actively managing the manufacturing processes and anticipate that the subsequent production runs in coming quarters will yield lower material costs and improved labor efficiency.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  Leveraging increased sales volumes and P-25 product sales combined with the aforementioned manufacturing improvements, we believe, should yield gross margin improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter 2011 were approximately $3.2 million (48.4% of sales) compared with approximately $3.0 million (45.7% of sales) for the same quarter last year.  The increase relates primarily to engineering and product development expenses including the additional amortization of capitalized software of our new products, which commenced in the fourth quarter 2010.

Engineering and product development expenses for the three months ended March 31, 2011, increased approximately $328,000 (30.3%) compared with the same quarter last year.  Amortization of certain capitalized software commenced during the fourth quarter 2010 and continued in the first quarter 2011.  This amortization was not recorded for the same quarter last year.  During the first quarter 2011 we incurred costs associated with our KNG P25 engineering and development initiatives. Additional new products and capabilities in our KNG line are in the pipeline and planned for coming quarters.  However, some initiatives have been completed, enabling us to eliminate or reduce certain resources and the related expenses.

Marketing and selling expenses for the three months ended March 31, 2011 increased by approximately $30,000 (2.7%) compared with the same quarter last year.  This increase relates primarily to sales staff that was not present during the first quarter last year, and sales and marketing initiatives to raise our profile as we enter new markets and pursue new customers.  These expenses were partially offset by reduced commissions.  We intend to prudently support our goals for sales growth while reducing our costs.

General and administrative expenses for the three months ended March 31, 2011 decreased by approximately $60,000 (8.1%), compared with the same quarter last year primarily as a result of reduced headquarters and public company expenses, including non-cash share-based employee compensation expenses.

Operating (Loss) Income

Operating loss for the three months ended March 31, 2011 totaled approximately $647,000 (9.6% of sales), compared with operating income of approximately $14,000 (0.2% of sales) for the same period last year.  The operating loss was primarily due to increases in cost of products and the resulting decrease in gross margins.  Additional engineering expenses contributed to the operating loss in the first quarter 2011.

Net Interest Expense

For the three months ended March 31, 2011, net interest expense totaled approximately $35,000, compared to no net interest expense for the same period last year.  The expense increase is due to borrowings under our revolving credit facility.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of March 31, 2011 was 3.75% per annum.  This rate is variable based on the prime rate plus 50 basis points.

Income Taxes

We recorded no income tax benefit or expense for the three months ended March 31, 2011, compared with income tax expense of approximately $1,000 for the same period last year.  Our income tax benefit and expense is primarily non-cash as we have the availability of net operating loss carryforwards.

As of March 31, 2011, our deferred tax assets totaled approximately $7,802, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $13,621 for federal and $19,374 for state purposes, with expirations starting in 2017 through 2028

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, we are more likely than not to not realize a portion of the benefit of our net deferred tax assets recorded at March 31, 2011.  Accordingly, for the quarter ended March 31, 2011, we have established a valuation allowance totaling approximately $610 for the portion of benefit of our federal and state deferred tax assets that more likely than not will not be realized. This represents a $290 increase to the valuation allowance of $320 we established at December 31, 2010 for the portion of benefit of our state deferred tax assets that more likely than not will not be realized. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2011.

Liquidity and Capital Resources

For the three months ended March 31, 2011, net cash provided by operating activities totaled approximately $323,000 compared with net cash used in operating activities of approximately $1.6 million for the same period last year.  Cash provided by operating activities was primarily derived from the collection of trade receivables, which was partially offset by a net loss for the quarter and an increase in inventory.  For the three months ended March 31, 2011 we realized a net loss of approximately $688,000 compared with net income of approximately $1,000 for the same period last year.  Net inventories increased during the period by approximately $1.5 million compared with $0.8 million for the same period last year in support of the broader line of new products and anticipated demand.  We are actively managing our purchases to align inventory with anticipated business levels. Accounts receivable decreased approximately $1.2 million compared with an increase of approximately $1.8 million for the same period last year.  The decrease in accounts receivable as of March 31, 2011 was primarily the result of collections.  For the same period last year, the increase in accounts receivable reflected sales near the end of the quarter that were still in their collection cycle.  Accounts payable increased as of March 31, 2011 and 2010 by approximately $0.5 million and $0.6 million, respectively, primarily due to material purchases.  Depreciation and amortization totaled approximately $351,000 for the three months ended March 31, 2011, compared with approximately $154,000 for the same period last year, reflecting the additional amortization of capitalized software relating to our new product that commenced in the fourth quarter 2010.

Cash used in investing activities for the three months ended March 31, 2011 totaled approximately $118,000 compared with approximately $489,000 for the same period last year.  Cash used in investing activities for the first quarter 2011 was primarily to fund the purchase of test equipment and tooling for manufacturing and engineering applications.  For the same period last year cash used in investing activities was to fund digital software development and the acquisition of assets pertaining to the development of our new digital products.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash generated from financing activities for the three months ended March 31, 2011 totaled approximately $300,000, representing borrowings of $1.5 million and repayments of $1.2 million under our revolving credit facility.  For the same period last year, $68,000 in proceeds were generated from the issuance of common stock and $20,000 in tax benefits from the exercise and sale of employees’ stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5.0 million and a maturity date of December 31, 2012.  We were in compliance with all covenants under the loan and security agreement, as amended, for the revolving credit facility as of March 31, 2011 and the date of this report.  As of March 31, 2011 and the date of this report, borrowings outstanding under the revolving credit facility totaled $2.3 million and, as of the date of this report, we had approximately $300,000 of additional borrowing availability.  For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Our cash balance at March 31, 2011 was approximately $5.6 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for determining the allowance for collection of trade receivables, reserves for excess or obsolete inventory, and software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended March 31, 2011.  Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a detailed discussion of these critical accounting policies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 50 basis points.  As of March 31, 2011, borrowings outstanding under the facility totaled $2.3 million bearing interest at 3.75% per annum.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 4, 2011	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: May 4, 2011	By:	/s/ William P. Kelly
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