Form 10-Q
period 2011-06-30
RELM WIRELESS CORP
filed 2011-08-09
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 13,519,323 shares of common stock, $0.60 par value, of the registrant outstanding at July 22, 2011.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$4,234	$5,050
Trade accounts receivable (net of allowance for doubtful
accounts of $44 at June 30, 2011 and at December 31, 2010, respectively)	2,528	3,900
Inventories, net	12,992	11,942
Deferred tax assets, net	2,165	2,165
Prepaid expenses and other current assets	613	703
Total current assets	22,532	23,760

Property, plant and equipment, net	1,333	1,357
Deferred tax assets, net	5,637	5,637
Capitalized software, net	3,277	3,776
Other assets	239	262
Total assets	$33,018	$34,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,927	$2,753
Accrued compensation and related taxes	833	795
Accrued warranty expense	286	266
Accrued other expenses and other current liabilities	156	202
Total current liabilities	3,202	4,016

Deferred revenue	578	386
Long-term debt	2,300	2,000

Commitments and Contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares:
none issued or outstanding	−	−
Common stock; $.60 par value; 20,000,000 authorized shares:
13,508,815 issued and outstanding shares at June 30, 2011 and December 31, 2010, respectively	8,105	8,105
Additional paid-in capital	24,495	24,404
Accumulated deficit	(5,662)	(4,119)
Total stockholders' equity	26,938	28,390

Total liabilities and stockholders' equity	$33,018	$34,792

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales, net	$4,671	$7,079	$11,385	$13,527
Expenses
Cost of products	3,015	3,678	7,128	7,162
Selling, general and administrative	2,484	2,858	5,732	5,808
Total expenses	5,499	6,536	12,860	12,970

Operating (loss) income	(828)	543	(1,475)	557

Other (expense) income:
Net interest expense	(27)	-	(62)	-
Other income (expense)	-	6	(6)	(6)
Total other (expense) income	(27)	6	(68)	(6)

(Loss) income before income taxes	(855)	549	(1,543)	551

Income tax expense	-	(210)	-	(211)

Net (loss) income	$(855)	$339	$(1,543)	$340

Net (loss) earnings per share-basic:	$(0.06)	$0.03	$(0.11)	$0.03
Net (loss) earnings per share-diluted:	$(0.06)	$0.02	$(0.11)	$0.02
Weighted average shares outstanding-basic	13,508,815	13,489,485	13,508,815	13,463,256
Weighted average shares outstanding-diluted	13,508,815	13,870,397	13,508,815	13,872,182

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six months Ended
	June 30, 2011	June 30, 2010

Operating activities
Net (loss) income	$(1,543)	$340
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	-	7
Inventories reserve	52	167
Deferred tax asset	-	201
Depreciation and amortization	704	317
Shared-based compensation expense	91	180
Excess tax benefit from share-based compensation	-	(20)
Changes in operating assets and liabilities:
Accounts receivable	1,372	629
Inventories	(1,102)	(1,932)
Prepaid expenses and other current assets	90	7
Other assets	23	39
Accounts payable	(826)	548
Accrued compensation and related taxes	38	(197)
Accrued warranty expense	20	147
Deferred revenue	192	-
Accrued other expenses and other current liabilities	(46)	123
Net cash (used in) provided by operating activities	(935)	556

Investing activities
Purchases of property, plant and equipment	(181)	(226)
Capitalized software	-	(788)
Net cash used in investing activities	(181)	(1,014)

Financing activities
Proceeds from issuance of common stock	-	79
Excess tax benefit from share-based compensation	-	20
Net increase in revolving credit line	300	-
Cash provided by financing activities	300	99

Net change in cash and cash equivalents	(816)	359
Cash and cash equivalents, beginning of period	5,050	7,660
Cash and cash equivalents, end of period	$4,234	$7,301

Supplemental disclosure
Cash paid for interest	$62	$-
Income tax paid	$-	$11

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.            Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2010 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly or six month periods ended June 30, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.            Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $44 on gross trade receivables of $2,572 and $3,944 at June 30, 2011 and December 31, 2010, respectively.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.            Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2011	December 31, 2010
Finished goods	$3,419	$3,110
Work in process	5,941	6,075
Raw materials	3,632	2,757
	$12,992	$11,942

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,670 at June 30, 2011, compared with approximately $2,617 at December 31, 2010. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

4.            Income Taxes

No income tax expense or benefit has been recorded for the three or six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Company’s deferred tax assets totaled approximately $7,802, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $13,621 for federal and $19,374 for state purposes, with expirations starting in 2017 through 2028.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not to not realize a portion of the benefit of its net deferred tax assets recorded at June 30, 2011.  Accordingly, for the six months ended June 30, 2011, the Company has established a valuation allowance totaling approximately $2,154 for the portion of benefit of its federal and state deferred tax assets that more likely than not will not be realized. This represents a $1,834 increase to the valuation allowance of $320 the Company established at December 31, 2010 for the portion of benefit of its state deferred tax assets that more likely than not will not be realized. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2011.

5.            Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and six months ended June 30, 2011, the Company’s amortization cost was approximately $250 and $500, respectively, compared with $58 and $117 for the same periods last year.  Net capitalized software costs totaled $3,277 and $3,776 as of June 30, 2011 and December 31, 2010, respectively.

6.            Stockholders’ Equity

The changes in consolidated stockholders’ equity for the six months ended June 30, 2011 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2010	13,508,815	$8,105	$24,404	$(4,119)	$28,390
Share-based compensation expense	−	−	91	−	91
Net loss	−	−	−	(1,543)	(1,543)
Balance at June 30, 2011	13,508,815	$8,105	$24,495	$(5,662)	$26,938

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.            (Loss) income per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net (loss) income (numerator for basic and diluted earnings per share)	$(855)	$339	$(1,543)	$340
Denominator:
Denominator for basic earnings per share weighted average shares	13,508,815	13,489,485	13,508,815	13,463,256

Effect of dilutive securities:
Options	-	380,912	-	408,926

Denominator
Denominator for diluted earnings per share weighted average shares	13,508,815	13,870,397	13,508,815	13,872,182

Basic (loss) income per share	$(0.06)	$0.03	$(0.11)	$0.03
Diluted (loss) income per share	$(0.06)	$0.02	$(0.11)	$0.02

A total of 1,030,224 shares related to options are not included in the computation of diluted loss per share for the three and six months ended June 30, 2011, because to do so would have been anti-dilutive for these periods.

8.            Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $41 and $91, respectively, for the three and six months ended June 30, 2011, compared with $48 and $180 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($4 and $8 for the three and six  months ended June 30, 2011, respectively, compared with $4 and $18 for the same periods last year) and selling, general and administrative expenses ($37 and $83 for the three and six months ended June 30, 2011, respectively, compared with $44 and $162 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2011 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under the Company’s stock option plans as of June 30, 2011, and changes during the three months ended June 30, 2011 are presented below:

As of April 1, 2011	Stock Options	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($)	Aggregate Intrinsic Value ($)

Outstanding	1,000,224	2.74	-	1.81	-
Vested	903,555	2.72	-	1.79	-
Nonvested	96,669	2.98	-	1.99	-

Period activity
Issued	30,000	2.00	-	1.11	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of June 30, 2011
Outstanding	1,030,224	2.72	3.03	1.79	124,777
Vested	958,556	2.68	2.72	1.76	124,777
Nonvested	71,668	3.20	7.10	2.14	0

9.            Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2011.

Other

As of June 30, 2011, the Company had purchase orders to suppliers of approximately $2,566.

Significant Customers

Sales to United States government agencies represented approximately $1,805 (38.6%) and $5,100 (44.8%) of the Company’s total sales for the three and six months ended June 30, 2011, respectively, compared with approximately $4,645 (65.6%) and $9,302 (68.8%) for the same periods last year.  Accounts receivable from agencies of the United States government were approximately $765 as of June 30, 2011 compared with approximately $1,596 at the same date last year.

10.          Debt

The Company has a secured revolving credit facility with Silicon Valley Bank (SVB) with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2012.  On June 22, 2011, the Company and SVB amended the related loan and security agreement by entering into the second amendment thereto, pursuant to which the Company’s revolving credit facility was amended as follows:

●
calculation of the “borrowing base” was adjusted by increasing the “eligible inventory” threshold to $1,000 from $500 within the definition of “borrowing base” and clause (i) of the definition of “eligible accounts”, which relates to accounts owing from an account debtor which is a United States government entity or any department, agency or instrumentality thereof, was amended to, among other things,  increase the threshold to $2,000 from $1,500; and

●	the required “adjusted quick ratio” was reduced to 1.00 to 1.0 from 1.75 to 1.0 and the calculation thereof was adjusted.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

Under the second amendment, SVB waived any “event of default” that may have existed by reason of the loans, advances and other extensions of credit made to the Company exceeding the “borrowing base” at any time during the period from January 1, 2011 through the date of the second amendment.

The Company continues to be subject to substantially the same customary borrowing terms and conditions under the revolving credit facility as it was prior to the second amendment, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.

As of June 30, 2011, the Company was in compliance with all covenants under the loan and security agreement, as amended.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended by the second amendment, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the second amendment to the loan and security agreement, a copy of which is listed and incorporated by reference as Exhibit 10.1 to this report, and is incorporated herein by reference.

Borrowings outstanding under the revolving credit facility as of June 30, 2011 totaled $2,300.  As of June 30, 2011 there was approximately $334 of additional borrowing available under the credit facility.

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

Executive Summary

Our financial and operating results for the three and six months ended June 30, 2011 declined compared with the same periods last year.  Total sales and sales of P25 digital products both declined compared with the three and six months ended June 30, 2011, while costs of products increased.  These factors combined to yield an operating loss for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2011, total sales were approximately $4.7 million and $11.4 million, respectively, compared with approximately $7.1 million and $13.5 million for the same periods last year.  Sales of P25 digital products for the second quarter of 2011 totaled approximately $2.5 million (53.8% of total sales) compared with approximately $4.4 million (62.5% of total sales) for the same quarter last year.  For the six months ended June 30, 2011, sales of P25 digital products totaled approximately $7.0 million (61.8% of total sales) compared with approximately $8.9 million (65.8% of total sales) for the same period last year.

Gross margins as a percentage of sales for the three months ended June 30, 2011 were 35.5% compared with 48.1% for the same quarter last year.  For the six months ended June 30, 2011 gross margins were approximately 37.4% compared with 47.1% for the same period last year.  Our gross margins for the three and six months ended June 30, 2011 reflect higher than normal product costs related to early production of some of our new products.

For the three months ended June 30, 2011, selling, general and administrative expenses totaled approximately $2.5 million (53.2% of sales) compared with approximately $2.9 million (40.4% of sales) for the same period last year.  The decrease for the three months ended June 30, 2011 compared with the same period last year was the result of reductions in engineering, marketing, selling, headquarters and public company expenses.  For the six months ended June 30, 2011, selling, general and administrative expenses totaled approximately $5.7 million (50.3% of sales) compared with approximately $5.8 million (42.9% of sales) for the same period last year.  The aforementioned expense reductions were partially offset by additional software amortization that commenced in the fourth quarter of 2010 in connection with the launch of our new products.

Pretax loss for the three and six months ended June 30, 2011 totaled approximately $855,000 and $1.5 million, respectively, compared with pretax income of approximately $549,000 and $551,000 for the same periods last year.

For the three and six months ended June 30, 2011, we did not recognize any income tax expense or benefit, compared with income tax expense of 210,000 and 211,000, respectively,  for the same periods last year.

Net loss for the three months ended June 30, 2011 was approximately $855,000 ($0.06 per basic share), compared with net income of approximately $339,000 ($0.03 per basic share and $0.02 per diluted share) for the same period last year.  For the six months ended June 30, 2011 the net loss was approximately $1.5 million ($0.11 per basic share), compared with net income of approximately $340,000 ($0.03 per basic share and $0.02 per diluted share) for the same period last year.

As of June 30, 2011, working capital totaled approximately $19.3 million, of which approximately $6.8 million was comprised of cash and trade receivables.  As of December 31, 2010 working capital totaled approximately $19.7 million, of which approximately $9.0 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(64.5)	(51.9)	(62.6)	(52.9)
Gross margin	35.5	48.1	37.4	47.1
Selling, general and administrative expenses	(53.2)	(40.4)	(50.3)	(42.9)
Net interest (expense) income	(0.6)	0.0	(0.5)	0.0
Other (expense) income	0.0	0.1	(0.1)	0.0
Pretax (loss) income	(18.3)	7.8	(13.5)	4.2
Income tax expense	(0.0)	(3.0)	(0.0)	(1.6)
Net (loss) income	(18.3)%	4.8%	(13.5)%	2.6%

Net Sales

For the second quarter ended June 30, 2011, net sales were approximately $4.7 million compared with approximately $7.1 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $2.5 million (53.8% of total sales), compared with approximately $4.4 million (62.5% of total sales) for the same quarter last year.

For the six months ended June 30, 2011, net sales were approximately $11.4 million, compared with approximately $13.5 million for the same period last year.  Sales of P25 digital products for the six months ended June 30, 2011 totaled approximately $7.0 million (61.8% of total sales) compared with approximately $8.9 million (65.8% of total sales) for the same period last year.

Net sales for the second quarter ended June 30, 2011 decreased approximately 34.0% from the prior year’s second quarter, while sales of P25 digital products decreased approximately 43.2%.  In April 2011, the federal government’s 2011 budget was enacted to fund federal government operations for the remainder of its 2011 fiscal year ending September 30, 2011.  For many agencies, however, the enactment has not yet yielded the anticipated funding for land mobile radio equipment purchases.  Consequently, such agencies have deferred fulfilling their identified requirements.  Although current conditions remain uncertain, we believe this situation should improve during our third quarter because government agencies generally spend remaining funding before it expires at the federal government’s fiscal year end on September 30.  Meanwhile, leveraging our broader product line that covers more frequencies and includes trunking, we are pursuing a wide range of state and local public safety P25 opportunities.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the second quarter ended June 30, 2011 were 35.5% compared with 48.1% for the same quarter last year.  For the six months ended June 30, 2011, gross margins as a percentage of sales were 37.4% compared with 47.1% for the same period last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The increase in cost of products and corresponding decrease in gross margins for the three and six months ended June 30, 2011 reflected higher material and labor costs for the early production of new products, which comprised a greater portion of our overall mix of products sold.  Such circumstances are not unusual.  We are actively managing the manufacturing processes and recent production runs have yielded lower material costs and improved labor efficiency.  Also, as a result of lower sales, manufacturing volumes decreased.  Accordingly, we did not fully utilize and absorb our base of manufacturing and support expenses.

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

SG&A expenses for the second quarter 2011 were approximately $2.5 million (53.2% of sales) compared with approximately $2.9 million (40.4% of sales) for the same quarter last year.  For the six months ended June 30, 2011, SG&A expenses totaled approximately $5.7 million (50.3% of sales) compared with approximately $5.8 million (42.9% of sales) for the same period last year.

Engineering and product development expenses for the second quarter 2011, declined approximately $39,000 (3.6%) compared with the same quarter last year.  For the six months ended June 30, 2011, engineering and product development expenses increased approximately $289,000 (13.4%) compared with the same period last year.  The expense decrease for the second quarter 2011 was the result of expense reductions implemented during the quarter, as some product development initiatives have been completed.  The expense increase for the six months ended June 30, 2011 was primarily due to amortization of certain capitalized software that commenced during the fourth quarter 2010 and continued in the first six months of 2011.  Additional new products and capabilities in our KNG line are in the pipeline and planned for coming quarters.

Marketing and selling expenses for the second quarter 2011 decreased by approximately $282,000 (26.7%) compared with the same quarter last year.  For the six months ended June 30, 2011, marketing and selling expenses decreased approximately $252,000 (11.6%) compared with the same period last year.  These decreases relate primarily to reduced commissions and expense reductions implemented during the second quarter.  Although expenses have been reduced, we intend to prioritize and support critical initiatives for sales growth.

General and administrative expenses for the second quarter 2011 decreased by approximately $53,000 (7.3%), compared with the same quarter last year.  For the six months ended June 30, 2011 general and administrative expenses decreased approximately $113,000 (7.7%) compared with the same period last year.  These expense reductions are primarily the result of reduced headquarters and public company expenses, including non-cash share-based employee compensation expenses.

Operating (Loss) Income

Operating loss for the quarter ended June 30, 2011 totaled approximately $828,000 (17.7% of sales), compared with operating income of approximately $543,000 (7.7% of sales) for the same quarter last year.  For the six months ended June 30, 2011, the operating loss totaled approximately $1.5 (13.0%) million compared with operating income of approximately $557,000 (4.1%) for the same period last year.  The operating losses for the second quarter and six months ended June 30, 2011 were primarily due to lower product sales combined with increases in cost of products and the resulting decrease in gross margins.  These factors were partially offset by operating expense reductions implemented during the second quarter.

Net Interest Expense

For the quarter and six months ended June 30, 2011, net interest expense totaled approximately $27,000 and $62,000, respectively, compared to no net interest expense for the same periods last year.  The expense increase is due to borrowings under our revolving credit facility.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of June 30, 2011 was 3.75% per annum.  This rate is variable based on the prime rate plus 50 basis points.

Income Taxes

We recorded no income tax benefit or expense for the three and six months ended June 30, 2011, compared with income tax expense of approximately $210,000 and $211,000, respectively, for the same periods last year.  Our income tax benefit and expense is primarily non-cash as we have the availability of net operating loss carryforwards.

As of June 30, 2011, our deferred tax assets totaled approximately $7,802, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $13,621 for federal and $19,374 for state purposes, with expirations starting in 2017 through 2028

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, we are more likely than not to not realize a portion of the benefit of our net deferred tax assets recorded at June 30, 2011.  Accordingly, as of June 30, 2011, we have established a valuation allowance totaling approximately $2,154 for the portion of benefit of our federal and state deferred tax assets that more likely than not will not be realized. This represents a $1,834 increase to the valuation allowance of $320 we established at December 31, 2010 for the portion of benefit of our state deferred tax assets that more likely than not will not be realized. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2011.

Liquidity and Capital Resources

For the six months ended June 30, 2011, net cash used in operating activities totaled approximately $935,000 compared with net cash provided by operating activities of approximately $556,000 for the same period last year.  Cash used in operating activities was primarily related to a net loss, inventory purchases and the payment of trade payables.  For the six months ended June 30, 2011, we realized a net loss of approximately $1.5 million compared with net income of approximately $340,000 for the same period last year.  Net inventories increased during the period by approximately $1.1 million compared with $1.9 million for the same period last year in support of the broader line of new products and anticipated demand.  We have reduced and are actively managing our purchases to align inventory with anticipated business levels.  For the six months ended June 30, 2011, accounts payable decreased by approximately $826,000 as a result of payment to suppliers.  For the same period last year accounts payable increased by approximately $548,000 primarily due to material purchases.  For the six months ended June 30, 2011, accounts receivable decreased by approximately $1.4 million compared with a decrease of approximately $629,000 for the same period last year.  The decrease in accounts receivable as of June 30, 2011 was primarily the result of collections and lower sales.  Depreciation and amortization totaled approximately $704,000 for the six months ended June 30, 2011, compared with approximately $317,000 for the same period last year, reflecting the additional amortization of capitalized software relating to our new product that commenced in the fourth quarter 2010.

Cash used in investing activities for the six months ended June 30, 2011 totaled approximately $181,000 compared with approximately $1.0 million used in the same period last year.  Cash used in investing activities for the six months ended June 30, 2011 was primarily to fund the purchase of test equipment and tooling for manufacturing and engineering applications.  For the same period last year, cash used in investing activities was to fund digital software development and the acquisition of assets pertaining to the development of our new digital products.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash generated from financing activities for the six months ended June 30, 2011 totaled approximately $300,000, representing borrowings of $1.5 million and repayments of $1.2 million under our revolving credit facility.  For the same period last year, $79,000 in proceeds were generated from the issuance of common stock and $20,000 in tax benefits from the exercise and sale of employees’ stock options.

We have a secured revolving credit facility with Silicon Valley Bank (SVB) with maximum borrowing availability of $5 million (subject to borrowing base) and a maturity date of December 31,2012.  On June 22, 2011, we and SVB amended the related loan and security agreement by entering into the second amendment thereto, pursuant to which our revolving credit facility was amended as described in Note 10 of our Condensed Consolidated Financial Statements included elsewhere in this report. Under the second amendment, SVB waived any “event of default” that may have existed by reason of the loans, advances and other extensions of credit made to us exceeding the “borrowing base” at any time during the period from January 1, 2011 through the date of the second amendment.

We continue to be subject to substantially the same customary borrowing terms and conditions under the revolving credit facility as we were prior to the second amendment, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.

As of June 30, 2011, we were in compliance with all covenants under the loan and security agreement, as amended.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended by the second amendment, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the second amendment to the loan and security agreement, a copy of which is listed and incorporated by reference as Exhibit 10.1 to this report, and is incorporated herein by reference.

Borrowings outstanding under the revolving credit facility as of June 30, 2011 totaled $2.3 million.  As of June 30, 2011 there was approximately $334,000 of additional borrowing available under the credit facility.

Our cash balance at June 30, 2011 was approximately $4.2 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended June 30, 2011.  Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a detailed discussion of these critical accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the prime rate, in effect from time to time, plus 50 basis points.  As of June 30, 2011, borrowings outstanding under the facility totaled $2.3 million bearing interest at 3.75% per annum.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

During the second quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 9 of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 6.  EXHIBITS

Exhibit 10.1
Second Amendment to Loan and Security Agreement dated as of June 22, 2011 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K dated June 22, 2011, as filed with the Securities and Exchange Commission on June 22, 2011).

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 9, 2011	By:	/s/ David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 9, 2011	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).