Form 10-K
period 2011-12-31
RELM WIRELESS CORP
filed 2012-03-06
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on the closing price of such stock on the NYSE Amex on such date, was $15,979,004.

As of February 24, 2012, 13,542,982 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2012 annual stockholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

PART I

ITEM 1.  BUSINESS.

General

RELM Wireless Corporation (RELM) provides two-way radio communications equipment of highquality and reliability.

In business for over 64 years, RELM (NYSE Amex: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (APCO Project 25, or P-25). Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 700-800 MHz bands.  Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (CAP) as being P-25 compliant and interoperable with four of our competitors’ communications network infrastructure.  We believe this CAP validation of interoperability will increase demand for our KNG Series mobile and portable digital radios by federal, state and local emergency response agencies who use such competitors’ communications network infrastructure, even though we do not provide our own communications network infrastructure.

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

RELM-branded products provide basic yet feature-rich and reliable, two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services. Typically these users are not radio professionals, and require easy, fast and  affordable communication among a defined group of users.

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

Industry Overview

Land mobile radio (LMR) communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communication needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. A typical user may transmit and receive 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

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

More recently the LMR industry has been characterized by slow growth, reflecting several factors:

●	LMR is a mature industry, having been in existence for over 90 years;

●	some LMR users are in mature industry segments that have experienced slow growth rates;

●	funding and budgets for government and public safety agencies have been reduced; and

●
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

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Accordingly, although funding for LMR purchases by many government agencies is limited, we anticipate that demand for P-25 equipment will ultimately increase and fuel greater LMR market growth as users upgrade equipment to achieve interoperability and comply with the FCC mandate. Presently, the migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

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

Description of Products and P-25 CAP Compliance

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

We employ both analog and digital technologies in our products. Our digital products are compliant with P-25 specifications.  Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 700-800 MHz bands.

In June 2011, our P-25 KNG Series mobile and portable digital radios were validated under the P-25 Compliance Assessment Program (CAP) as being P-25 compliant and interoperable with four of our competitors’ communications network infrastructure.  We believe this P-25 CAP validation of interoperability will increase demand for our KNG Series mobile and portable digital radios by federal, state and local emergency response agencies who use such competitors’ communications network infrastructure, even though we do not provide our own communications network infrastructure.

The P-25 Compliance Assessment Program is a voluntary program that allows  land mobile radio equipment suppliers to formally demonstrate their products’ compliance with P-25 requirements. The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies P-25 standards for performance, conformance, and interoperability.  The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the Department of Homeland Security’s (DHS) Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers, and the emergency response community.

To assist the emergency response community with selecting interoperable communications equipment, DHS provides the Responder Knowledge Base (RKB) website; an integrated, online source of information on products, standards, certifications, grants, and other equipment-related information.  Manufacturers must submit a Supplier’s Declaration of Compliance and Summary Test Report for inclusion on the site.  These documents provide a means of verifying that federal grant dollars are being invested in standardized solutions and equipment that promotes interoperability.  Information on our KNG Series mobiles and portables is now available on the RKB site.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 93%, 92% and 94% of our total sales for 2011, 2010 and 2009, respectively.

Government and public safety users currently use products that employ either P-25 digital or analog technology. However, public safety users in federal, state and local government agencies and certain other countries are migrating to digital P-25 products. The evolution of the standard and compliant digital products is explained in the Industry Overview section starting on page 2 of this report.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 7%, 8% and 6% of our total sales for 2011, 2010 and 2009, respectively.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 16 employees combined with contract engineering resources. Their primary development focus is the design of our line of next generation P-25 digital products, the KNG Series, and related capabilities. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently we added UHF and 800MHz products, as well as P-25 trunking in 2010.

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

For 2011, 2010 and 2009, our engineering and development expenses were approximately $4.4 million, $4.9 million and $3.6 million, respectively.

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

Contract manufacturers produce various subassemblies and products on our behalf. Generally, the contract manufacturers procure raw materials from RELM-approved sources and complete manufacturing activities in accordance with our specifications. Original Equipment Manufacturer (OEM) agreements govern the business relationship with each contract manufacturer. These agreements have various terms and may be renewed upon agreement by both parties. The scope of these agreements may also be expanded to include new products in the future.

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

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. During  2011, 2010 or 2009, our operations were not materially impaired due to delays from single source suppliers. However, the absence of a single source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

We experience seasonality in our quarterly results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations.  We also experience seasonality in our quarterly results in part due to our concentration of sales to federal and state agencies that participate in fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened.  In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year.  Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

Significant Customers

Sales to the United States Government represented approximately 52%, 70% and 60% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively. These sales were primarily to various government agencies, including those within the United States Department of Defense (DOD), the United States Forest Service (USFS) and the United States Department of the Interior (DOI).

Backlog

Our  backlog of unshipped customer orders was approximately $1.5 million, $5.6 million and $3.2 million as of December 31, 2011, 2010 and 2009, respectively.

Competition

We compete with many domestic and foreign companies primarily in the North American market. One dominant competitor, Motorola Solutions, Inc., is estimated to have well in excess of half the market for LMR products.  We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2011, we had 89 full-time employees, most of whom are located at our West Melbourne, Florida facility; 49 of these employees are engaged in direct manufacturing or manufacturing support, 16 in engineering, 15 in sales and marketing, and 9 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2011	2010	2009
	(in Millions)
United States	$22.5	$25.3	$27.9
International	1.6	0.6	0.1
Total	$24.1	$25.9	$28.0

ITEM 1A.  RISK FACTORS

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. These risk factors are not presented in the order of importance or probability of occurrence.

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

We are engaged in a highly competitive industry

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products, including providing complete, integrated, communications systems and infrastructure. We do not provide complete, integrated, communications systems and infrastructure.  These advantages may allow them:

●	to be more attractive to customers who desire a single source supplier and provider of LMR products;

●	to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

●	to engage in more extensive research and development;

●	to undertake more far-reaching marketing campaigns;

●	to be able to take advantage of acquisitions and other opportunities;

●	to adopt more aggressive pricing policies; and

●	to be more attractive to potential employees, strategic partners and advertisers.

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

We face a number of risks related to the current economic conditions

Current economic conditions in the United States and elsewhere remain uncertain.  These uncertain economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including:

●
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

●
Customers’ Inability to Obtain Financing to Fund their Operations: Some of our customers require substantial financing in order to fund their operations. Insolvencies of our customers could materially and adversely impact our business and financial condition.

●
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

●
Limited Access by Us to Credit and Capital: Although we do not anticipate needing additional capital in the near term, the constrained credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $5.0 million secured credit facility with Silicon Valley Bank (SVB). As of December 31, 2011 and as of the date of this report, there were no borrowings outstanding under the facility.  The loan and security agreement, as amended, governing the credit facility contains certain financial maintenance and restrictive covenants.  For instance, we are required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.00:1.00 and (2) “tangible net worth” (as defined in the loan and security agreement) of at least $25.3 million increasing by (i) 50% of quarterly net profits and (ii) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt. Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all of these covenants. However, there is no assurance that we will be able to comply with these covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 46.3% of our material, subassembly and product procurements in 2011 were sourced from one supplier.  Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2011, approximately 52% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DOD, USFS and the DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. Approximately 57% of our material, subassembly and product procurements in 2011 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

Our fluctuating quarterly operating results could cause volatility in our stock price

Our quarterly operating results may fluctuate significantly from quarter to quarter and may be below the expectations of securities analysts and investors, resulting in volatility for the market price for our common stock. Other factors affecting the volatility of our stock price include:

●	future announcements concerning us or our competitors;

●	the announcement or introduction of technological innovations or new products by us or our competitors;

●	changes in product pricing policies by us or our competitors;

●	changes in earnings estimates by us or our competitors or by securities analysts;

●	additions or departures of our key personnel; and

●	sales of our common stock.

Acts of war or terrorism could have a material adverse effect on our operations and financial condition

Acts of war or terrorism (wherever located around the world) may cause damage or disruption to our business, employees, suppliers, manufacturers, and customers that could have a material adverse effect on our business, operations and financial condition. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, we plan to prudently manage expenses, while continuing to invest in our business and make capital expenditures when they will increase productivity, profitably, or sales.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 2.0 million of our shares of outstanding common stock as of December 31, 2011 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 85% of our outstanding shares of common stock as of December 31, 2011 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES OWNED

We do not own any real estate.

Leased

We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years. In December 2008, we executed the first amendment to the lease, which reduces the amount of the monthly base rent payment and extends the expiration date to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $468,000, $447,000 and $422,000 in 2011, 2010 and 2009, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease, which expired on December 31, 2009, was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92,000, $92,000 and $81,000 in 2011, 2010 and 2009, respectively.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2011.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock trades on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “RWC.” The following tables set forth the high and low closing sales price for our common stock for the quarterly periods for the years ended December 31, 2011 and 2010, as reported by the NYSE Amex.

Common Stock

	High	Low
2011 Quarter Ended
First Quarter	$2.05	$1.59
Second Quarter	1.59	1.26
Third Quarter	1.39	0.91
Fourth Quarter	1.16	0.93

	High	Low
2010 Quarter Ended
First Quarter	$4.63	$2.86
Second Quarter	3.75	2.17
Third Quarter	2.57	1.72
Fourth Quarter	2.18	1.61

(b) Holders.

On February 24, 2012, there were 1,011 holders of record of our common stock.

(c) Dividends.

We did not pay any cash dividends on our common stock during  2011 or 2010 and have no intention of doing so in the foreseeable future.  The declaration and payment of cash dividends, if any,  is subject to our board of directors discretion and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors  it may deem relevant.  In addition, our credit facility prohibits us from paying cash dividends on our common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our 2012 meeting of stockholders.

(e) Performance Graph.

The following graph compares the five-year cumulative total stockholder return on our common stock with the five-year cumulative total return of The NYSE Amex Composite Index (the “NYSE Amex Composite”) and The NYSE Arca Technology Index (the “NYSE Arca Technology”). The comparisons cover the five years ended December 31, 2011 and are based on an assumed investment of $100 as of December 31, 2006 and the reinvestment of any dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast future performance of our common stock.

	NYSE Amex Composite	NYSE Arca Technology	RELM

12/31/2006	$100.00	$100.00	$100.00
12/31/2007	122.46	56.00	58.35
12/31/2008	73.97	51.83	13.71
12/31/2009	100.19	57.61	58.16
12/31/2010	127.31	61.27	33.34
12/31/2011	128.98	47.07	20.37

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data and balance sheet data of RELM for its last five fiscal years, which are derived from our historical consolidated financial statements and should be read in conjunction with our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data (In Thousands, except per share data)

	Years ended December 31
	2011	2010	2009	2008	2007
Sales, net	$24,104	$25,954	$27,989	$19,175	$26,976
(Loss) income before income taxes	$(766)	$(653)	$3,454	$(2,912)	$2,817
Net (loss) income	$(493)	$(660)	$2,363	$(1,626)	$1,846
Net (loss) income per share-basic	$(0.04)	$(0.05)	$0.18	$(0.12)	$0.14
Net (loss) income per share-diluted	$(0.04)	$(0.05)	$0.17	$(0.12)	$0.13

●
Non-cash tax expense of approximately $7, $1,100 and $1,000 is included in the results for 2010, 2009 and 2007, respectively. Tax benefit of approximately $273 and $1,300 is included in the results for 2011 and 2008, respectively. The tax expense, benefits and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” included elsewhere in this report.

●	Share-based employee compensation expense totaling approximately $172, $281 and $55 is included in the results for 2011, 2010 and 2009, respectively.

●
In September 2007, our Board of Directors authorized and declared a special cash dividend of $0.50 per share of common stock, which was paid on October 22, 2007 to stockholders of record on October 10, 2007.

Balance Sheet Data (In Thousands)

	As of December 31
	2011	2010	2009	2008	2007
Working Capital	$19,467	$19,744	$17,798	$16,633	$20,634
Total assets	31,847	34,792	31,421	30,622	30,145
Long-term debt	-0-	2,000	-0-	1,500	-0-
Total stockholders’ equity	28,069	28,390	28,662	26,244	27,794

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

For the year ended December 31, 2011 our operating loss of  $653,000 was comparable to the $628,000 operating loss we reported for 2010.  Our 2011 operating loss was primarily attributable to a decline in sales and a reduction in our gross margins, which was largely offset by corresponding reductions in operating expenses.

Total sales for 2011 decreased 7.1% to approximately $24.1 million compared with approximately $26.0 million for the prior year, reflecting lower sales of P-25 digital products to government and public safety customers while sales of analog products remained flat.

Gross margins as a percentage of sales in 2011 were 42.0% compared with 43.6% for the prior year.  The decline in gross margins is primarily attributed to higher than normal product costs during the first half of the year related to the early production of some of our new products.

Selling, general and administrative expenses for 2011 decreased approximately $1.2 million (9.8%) to approximately $10.8 million compared with last year.  This decrease was primarily from reductions in engineering expenses, sales and marketing expenses, and to a lesser extent, general and administrative expenses.  These reductions were implemented in response to sluggish sales.

We reported a pretax loss for 2011 of $766,000 compared with a pretax loss of $653,000 last year.  For 2011, we recognized an income tax benefit of $273,000 compared with income tax expense of $7,000 last year.  Our income tax benefit and expense are largely non-cash, relating to deferred items including net operating loss carryforwards.

The net loss for 2011 was $493,000 ($0.04 per basic and diluted share), compared with approximately $660,000 ($0.05 per basic and diluted share) for the prior year.

As of December 31, 2011, working capital totaled approximately $19.5 million, of which $6.8 million was comprised of cash and trade receivables.  This compares with working capital totaling approximately $19.7 million at year end 2010, which included $9.0 million of cash and trade receivables.  During 2011 we repaid all borrowings outstanding under our revolving credit facility.  Consequently, there were no borrowings outstanding as of December 31, 2011, compared with borrowings of $2 million as of year end 2010.

We experience seasonality in our quarterly results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations.  We also experience seasonality in our quarterly results in part due to our concentration of sales to federal and state agencies that participate in fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened.  In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year.  Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percent of sales:

	Percent of Sales for Years Ended December 31
	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of products	(58.0)	(56.4)	(51.2)
Gross margin	42.0	43.6	48.8
Selling, general and administrative expenses	(44.8)	(46.0)	(36.3)
Net interest (expense) income	(0.4)	(0.1)	(0.2)
(Loss) income before income tax (expense) benefit	(3.2)	(2.5)	12.3
Income tax benefit (expense)	1.1	(0.0)	(3.9)
Net (loss) income	(2.1)%	(2.5)%	8.4%

Fiscal Year 2011 Compared With Fiscal Year 2010

Sales, net

Sales in 2011 decreased $1.9 million (7.1%) to approximately $24.1 million compared with approximately $26.0 million for the prior year.  Sales of P-25 digital products in 2011 decreased approximately $1.2 million (7.3%) to approximately $15.4 million, compared with approximately $16.6 million for 2010.

The decrease in total sales and P-25 digital sales compared with the prior year was attributed primarily to federal government agencies.  These agencies, including our longstanding legacy customers, faced budget and funding constraints during the year.  The enactment of a federal budget was delayed until April 2011.  Once enacted, the budget did not  provide adequate funding for many land mobile radio requirements.  Consequently, agencies had to scale-down or defer fulfilling their requirements.  While present conditions remain uncertain, we are encouraged by an increasing pipeline of sales opportunities, including those with state and local governments, and public safety agencies.  We believe our expanded line of products and technology increase our addressable market and, accordingly, improve our prospects to convert these opportunities into sales.

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2011 was 58.0% compared with 56.4% in 2010.  Product mix, manufacturing volume and pricing are the primary factors that impact product costs and the resulting gross margins.  For 2011, our cost of products and gross margins reflected reduced sales and higher material and labor costs for the early production of new products.  These factors abated during the second half of the year.  Production runs later in the year benefited from refinements in our manufacturing processes, yielding lower material costs and improved labor efficiencies.  Also, sales increased in the second half of the year compared with the first half resulting in increased manufacturing volumes, and better utilization and absorption of our base of manufacturing support expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and to reduce our product costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  Leveraging increased sales volumes and P-25 product sales combined with continuing improvements in the production of new products, we believe, should favorably impact our costs and efficiencies.  We anticipate that product cost and competitive pricing pressures will continue in the future, however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2011, SG&A expenses decreased approximately $1.2 million (9.8%) to approximately $10.8 million or 44.8% of sales compared with approximately $12.0 million or 46.0% of sales for the prior year.

Engineering and product development expenses for 2011 decreased approximately $464,000 (9.5%) compared with the prior year.  The decrease was the result of expense reductions that commenced in the second quarter and continued for the remainder of the year, as some product development initiatives were completed.  The expense reductions were partially offset by amortization of additional capitalized software that commenced during the fourth quarter 2010 when we released our new trunking digital radio and continued in 2011.

Marketing and selling expenses for 2011 decreased by approximately $616,000 (14.5%) compared with last year.  These decreases relate primarily to expense and commission reductions implemented during the second quarter 2011 and maintained for the remainder of the year.  Although expenses have been reduced, we intend to prioritize and support critical initiatives for sales growth.

General and administrative expenses for 2011 decreased by approximately $90,000 (3.2%) compared with last year.  These expense reductions are primarily the result of reductions in headquarters and public company expenses, including non-cash share-based employee compensation expenses.

Operating (Loss)

We reported an operating loss of $653,000 for 2011, compared with an operating loss of $628,000 last year. The operating loss for 2011 was primarily due to sluggish sales and increases in cost of products during the first half of the year.  These factors were partially offset by operating expense reductions implemented during the second quarter 2011 and maintained for the remainder of the year.

Interest Expense, net

For 2011, net interest expense totaled $106,000, compared with $29,000 for the prior year.  The expense increase is due to borrowings under our revolving credit facility.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  We had no borrowings outstanding under the credit facility as of December 31, 2011, compared with $2.0 million outstanding as of year end 2010.  The interest rate on such revolving credit facility as of December 31, 2011 was 3.75% per annum.  This rate is variable based on the prime rate plus 50 basis points.

Income Tax Expense

We recorded an income tax benefit of $273,000 for 2011 compared with income tax expense of $7,000 last year.  Our income tax expense is largely non-cash as a result of the deferred tax asset related primarily to federal and state net operating loss carryforwards.

As of December 31, 2011, we had deferred tax assets of approximately $8.2 million, which was materially unchanged from the previous the year.  These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset federal and state taxable income.  These NOLs totaled approximately $10.7 million for federal and approximately $18.8 million for state purposes as of December 31, 2011, with expirations starting in 2017 through 2030.  During 2011, we utilized approximately $4.2 million of our NOLs.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the state deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2011, 2010 and 2009, and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, we are more likely than not to not realize a portion of the benefit of our state deferred tax assets recorded at December 31, 2011.  Accordingly, we established a valuation allowance totaling approximately $250,000 for the portion of benefit of state deferred tax assets that more likely than not will not be realized.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of December 31, 2011.

Accounting for Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740 “ Income Taxes”, as modified by ASC Topic 740-10-05.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2011, 2010 and 2009, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

Fiscal Year 2010 Compared With Fiscal Year 2009

Sales, net

Sales in 2010 decreased $2.0 million (7.3%) to approximately $26.0 million compared with $28.0 million for the prior year.  Sales of P-25 digital products in 2010 increased $0.3 million (1.6%) to approximately $16.6 million, compared with $16.3 million for 2009.

The decrease in total sales compared with the prior year was attributed primarily to a decline in orders from agencies of the DOD as well as some other federal and state agencies.  The overall decrease in total sales was partially offset by increased sales  with legacy customers such as the USFS and DOI purchasing our D-series P-25 digital radios.

During 2010, we added several products to our KNG line of P-25 digital radios.  Most important was the fourth quarter launch of our P-25 digital trunked products; the first such products in RELM’s history.  This enabled us to address a significant portion of the land mobile radio market that previously was beyond the scope of our product line.

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consisted of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2010, SG&A expenses increased approximately $1.8 million (17.6%) to approximately $12 million or 46.0% of sales compared with approximately $10 million or 36.3% of sales for the prior year.

Engineering and product development expenses in 2010 increased by $1.3 million (36.6%) compared with last year.  This increase was largely the result of efforts to advance the completion and launch of our P-25 trunking capability, as well as other P-25 radios and features in our expanding KNG product line.

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

As of December 31, 2010, we had deferred tax assets of approximately $7.8 million, which was materially unchanged from the start of the year.  These assets are primarily composed of net operating loss carry forwards (NOLs), which are available to offset federal and state taxable income.  These NOLs totaled approximately $13.6 million for federal and approximately $19.4 million for state purposes as of December 31, 2010, with expirations starting in 2017 through 2028.  During 2010, we generated $106,000 of NOLs.

In order to fully utilize the net deferred tax assets, sufficient taxable income must be generated in future years to utilize our NOLs prior to their expiration.  ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the state deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as recent operating results during 2010, 2009 and 2008, and certain tax planning strategies.

We evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we concluded that based on the weight of available evidence, we were more likely than not to not realize a portion of the benefit of our state deferred tax assets recorded at December 31, 2010.  Accordingly, we established a valuation allowance totaling approximately $320,000 for the portion of benefit of state deferred tax assets that more likely than not will not be realized.  We could not estimate what, if any, changes to the valuation of our deferred tax assets might be deemed appropriate in the future.

Accounting for Income Taxes

We accounted for income taxes using the asset and liability method specified by ASC Topic 740 “ Income Taxes”, as modified by ASC Topic 740-10-05.  Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability was expected to be realized. The effect of changes in net deferred tax assets and liabilities was recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change was recognized. Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. In determining whether a tax asset was realizable, we considered among other things, estimates of future earnings based on information then available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2010, 2009 and 2008, and certain tax planning strategies.

Changing Prices

Changing prices for the years ended December 31, 2011, 2010 and 2009 did not have a material impact on our operations.  During 2010, in some instances, product unit prices were reduced to convert sales opportunities into sales, which reduced gross margins.  The extent of competitive pricing pressure in the future and its impact is uncertain.

Liquidity and Capital Resources

For the year ended December 31, 2011, net cash used in operating activities totaled approximately $142,000 compared with net cash used in operating activities of approximately $3.1 million last year.  Cash used in operating activities was primarily related to a net loss combined with payments of trade payables and increased inventories and trade receivables.  These uses were largely offset by depreciation, amortization and deferred revenue from extended warranties.  Net inventories increased  during 2011 by approximately $206,000 compared with $5.3 million for last year as we controlled material purchases due to sluggish sales.  In 2010, inventory increased significantly in support of the broader line of new products and anticipated demand.  We have and are continuing  to actively manage our purchases to align inventory with anticipated business levels.  For 2011, accounts payable decreased by approximately $1.0 million as a result of payments to suppliers.  For 2010, accounts payable increased by approximately $1.5 million primarily due to material purchases.  Accounts receivable increased by approximately $255,000 during 2011 compared with an increase of approximately $150,000 for the prior year.  Depreciation and amortization totaled approximately $1.4 million for 2011, compared with approximately $811,000 for the prior year, reflecting the additional amortization of capitalized software relating to our new products that commenced in the fourth quarter 2010.

Cash used in investing activities for 2011 totaled $215,000 compared with approximately $1.6 million last year.  Cash used in investing activities for 2011 was primarily to fund the purchase of test equipment and tooling for manufacturing and engineering applications.  For the prior year, cash used in investing activities was to fund digital software development and the acquisition of assets pertaining to the development of our new digital products.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash used in financing activities for 2011 totaled $2 million representing repayment of all outstanding borrowings under our revolving credit facility.  In 2010, cash provided by financing activities totaled approximately $2.1 million representing borrowings of $2.0 million under our revolving credit facility, $87,000 in proceeds from the issuance of common stock and $20,000 in tax benefits from the exercise and sale of employees’ stock options.

We have a secured revolving credit facility with Silicon Valley Bank (SVB) with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2012.  Our obligations under the revolving credit facility are secured by substantially all of our assets, principally accounts receivable and inventory.  The loan and security agreement, as amended, governing this revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.  For a description of such borrowing terms and conditions,  reference is made to Note 6 (Debt) of our Consolidated Financial Statements included elsewhere in this report.

As of December 31, 2011 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended.   As of December 31, 2011 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of December 31, 2011 and the date of this report,  approximately $3.3 million and $2.8 million, respectively, was available for borrowing under the revolving credit facility.

Our cash balance at December 31, 2011 was approximately $2.7 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth elsewhere in this report.

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)

Operating leases	$1,927	$236	$1,691	$—	$—
Purchase Obligations	2,701	2,701	—	—	—
Revolving credit facility	—	—	—	—	—
Total	$4,628	$2,937	$1,691	$—	$—

For a description of our revolving credit facility and our operating leases, reference is made to Notes 6 and 7 to our Consolidated Financial Statements included elsewhere in this report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2011, 2010 and 2009, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $44,000 on gross trade receivables of  approximately $4.2 million as of December 31, 2011, as compared with $44,000 on gross trade receivables of approximately $4.0 million as of December 31, 2010. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2011. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2011 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales during past years.  Accordingly, we have maintained a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.1% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance.

Excess and Obsolete Inventory

The allowance for obsolete and slow moving inventory was approximately $2.8 million at December 31, 2011 as compared to approximately $2.6 million at December 31, 2010. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish a reserve based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management. Based on the review, considering business levels, future prospects, new products and technology changes, the valuation of specific inventory items may be adjusted to reflect an accurate valuation, in the business judgment of management. Management also performs a determination of net realizable value for all finished goods with a selling price below cost. For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

Software Development

We account for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or  Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product.  Net capitalized software costs totaled approximately $2.8 million as of December 31, 2011, as compared with approximately $3.8 million as of December 31, 2010.

Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust the valuation allowance related to our deferred tax assets in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at the prime rate, as in effect from time to time, plus 50 basis points.  As of December 31, 2011, we had no outstanding borrowings under this facility.  Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-20.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RELM Wireless Corporation
West Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Miami, Florida
March 6, 2012

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$2,693	$5,050
Trade accounts receivable (net of allowance for doubtful accounts of $44 in 2011 and 2010)	4,155	3,900
Inventories, net	12,148	11,942
Deferred tax assets	3,458	2,165
Prepaid expenses and other current assets	526	703
Total current assets	22,980	23,760
Property, plant and equipment, net	1,158	1,357
Deferred tax assets, net	4,712	5,637
Capitalized software, net	2,778	3,776
Other assets	219	262
Total assets	$31,847	$34,792

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,756	$2,753
Accrued compensation and related taxes	807	795
Accrued warranty expense	247	266
Accrued other expenses and other current liabilities	318	202
Deferred revenue	385	—
Total current liabilities	3,513	4,016

Deferred revenue	265	386
Long-term debt	—	2,000
Total liabilities	$3,778	$6,402
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,519,323 and 13,508,815 issued and outstanding shares at December 31, 2011 and 2010, respectively	8,111	8,105
Additional paid-in capital	24,570	24,404
Accumulated deficit	(4,612)	(4,119)
Total stockholders' equity	28,069	28, 390
Total liabilities and stockholders' equity	$31,847	$34,792

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Sales, net	$24,104	$25,954	$27,989
Expenses
Cost of products	13,972	14,627	14,323
Selling, general and administrative	10,785	11,955	10,167
	24,757	26,582	24,490
Operating (loss) income	(653)	(628)	3,499
Other (expense) income:
Interest expense	(107)	(30)	(47)
Interest income	1	1	6
Other (expense ) income	(7)	4	(4)
Total other expense	(113)	(25)	(45)
(Loss) income before income taxes	(766)	(653)	3,454
Income tax benefit (expense)	273	(7)	(1,091)
Net (loss) income	$(493)	$(660)	$2,363
Net (loss) income per share-basic:	$(0.04)	$(0.05)	$0.18
Net (loss) income per share-diluted:	$(0.04)	$(0.05)	$0.17
Weighted average shares outstanding-basic	13,514	13,480	13,411
Weighted average shares outstanding-diluted	13,514	13,480	13,600

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in Thousands, except share data)

	Common Stock		Additional paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	13,410,871	$8,046	$24,020	$(5,822)	$26,244
Common stock option exercise and issued	5,256	4	(4)	—	—
Share-based compensation expense	—	—	55	—	55
Net income	—	—	—	2,363	2,363
Balance at December 31, 2009	13,416,127	8,050	24,071	(3,459)	28,662
Common stock option exercise and issued	92,688	55	32	—	87
Excess tax benefit from share-based compensation	—	—	20	—	20
Share-based compensation expense	—	—	281	—	281
Net loss	—	—	—	(660)	(660)
Balance at December 31, 2010	13,508,815	8,105	24,404	(4,119)	28,390
Common stock option exercise and issued	10,508	6	(6)	—	—
Share based compensation expense	—	—	172	—	172
Net loss	—	—	—	(493)	(493)
Balance at December 31, 2011	13,519,323	$8,111	$24,570	$(4,612)	$28,069

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(in Thousands, except share data)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net (loss) income	$(493)	$(660)	$2,363
Adjustments to reconcile net (loss) income to net cash (used in ) provided by operating activities:
Allowance for doubtful accounts	—	17	5
Inventory reserve	148	271	245
Deferred tax benefit (expense)	(368)	12	1,406
Depreciation and amortization	1,412	811	672
Share-based compensation expense	172	281	55
Excess tax benefit from share-based payment arrangement	—	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	(255)	(150)	(2,003)
Inventories	(354)	(5,590)	2,906
Prepaid expenses and other current assets	177	193	35
Other assets	43	89	4
Accounts payable	(997)	1,503	(599)
Accrued compensation and related taxes	12	(291)	469
Accrued warranty expense	(19)	38	(74)
Deferred revenue	264	386	—
Accrued other expenses and other current liabilities	116	7	85
Net cash (used in) provided by operating activities	(142)	(3,103)	5,569

Investing activities
Purchases of property, plant and equipment	(215)	(465)	(357)
Capitalized software	—	(1,149)	(1,527)
Net cash used in investing activities	(215)	(1, 614)	(1,884)

Financing activities
Proceeds from issuance of common stock	—	87	—
Excess tax benefit from share-based payment arrangement	—	20	—
Proceeds from debt	1,500	2,000	—
Repayment of revolving credit line	(3,500)	—	(1,500)
Net cash (used in) provided by financing activities	(2,000)	2,107	(1,500)
(Decrease) increase in cash	(2,357)	(2,610)	2,185
Cash and cash equivalents, beginning of year	5,050	7,660	5,475
Cash and cash equivalents, end of year	$2,693	$5,050	$7,660
Supplemental disclosure
Cash paid for interest	$107	$30	$47
Cash paid for income taxes	$—	$11	$50
Non-cash financing activity Cashless exercise of stock options	$6	$7	$4

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2011.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.           Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2011 is adequate.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2011, 2010 and 2009 and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2011, 2010 and 2009, accounts receivable from governmental customers were approximately $1,626, $3,829 and $1,544, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.           Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2011, the Company had cash and cash equivalents in excess of FDIC limits of approximately $2,313.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 57% of the Company’s material, subassembly and product procurements in 2011 were sourced internationally, of which approximately 46.3% were sourced from one supplier.  For 2010, approximately 65.5% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 55.1% were sourced from one supplier. For 2009, the Company’s internationally sourced material, subassembly and product procurements totaled approximately 60%, of which approximately 30% were sourced from one supplier.   Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include accounts receivable allowances, inventory obsolescence reserves, warranty reserves, capitalized software costs and income tax accruals. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value due to the short-term nature of these financial instruments.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense are classified as part of selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2011, 2010, and 2009, such expenses totaled $348, $328, and $299, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the years ended December 31, 2011, 2010, and 2009 are research and development costs of $4,397, $4,859, and $3,562, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2011, 2010 and 2009, or which are expected to impact future periods, which were not previously disclosed in prior periods.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.           Summary of Significant Accounting Policies (Continued)

  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.           Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2011	2010

Finished goods	$3,981	$3,110
Work in process	4,671	6,075
Raw materials	3,496	2,757
	$12,148	$11,942

Changes in the allowance for obsolete and slow moving inventory is as follows:

	Years Ended December 31,
	2011	2010	2009

Balance, beginning of year	$2,617	$2,346	$2,405
Charged to cost of sales	148	271	245
Disposal of inventory	-	-	(304)
Balance, end of year	$2,765	$2,617	$2,346

3.           Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts is composed of the following:

	Years Ended December 31,
	2011	2010	2009

Balance, beginning of year	$44	$44	$81
Provision for doubtful accounts	-	17	5
Uncollectible accounts written off	-	(17)	(42)
Balance, end of year	$44	$44	$44

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

4.           Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2011	2010

Leasehold improvements	$274	$269
Machinery and equipment	4,934	4,724
Less accumulated depreciation and amortization	(4,050)	(3,636)
Property, plant and equipment, net	$1,158	$1,357

Depreciation and amortization expense relating to property, plant, and equipment  for the years ended December 31, 2011, 2010 and 2009 was $414, $414 and $437, respectively.

5.           Accounting for Software Costs

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or  Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled $2,778  and $3,776 as of December 31, 2011 and 2010, respectively.  For the years ended December 31, 2011, 2010 and 2009, the Company’s amortization expense for capitalized software was approximately $998, $631 and $235, respectively.

6.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank (SVB) with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2012.  The loan and security agreement, as amended, governing this revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Under the financial maintenance covenants, the Company is required to maintain at all times, tested on the last day of each month: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.00:1.00 and (2) “tangible net worth” (as defined in the loan and security agreement) of at least $25,350 increasing by (i) 50% of quarterly net profits and (ii) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt.   Borrowings under the revolving credit facility bear interest at the prime rate, as in effect from time to time, plus 50 basis points. The maximum that the Company may borrow at any given time is based on among other things, eligible accounts receivable, inventory, and cash.  The Company is prohibited from paying cash dividends on its common stock.  The Company’s obligations are secured by substantially all of its assets, principally accounts receivable and inventory.  As of  December 31, 2011, there were no borrowings outstanding under the revolving credit facility and approximately $3,274 was available for borrowing thereunder.  As of December 31, 2011, the Company was in compliance with all covenants under the loan and security agreement, as amended.  The foregoing description of the revolving credit facility is not complete and is qualified in its entirety by reference to the loan and security agreement dated as of October 23, 2008, as amended by the first amendment to loan and security agreement dated as of October 20, 2010 and further amended by the second amendment to loan and security agreement dated June 22, 2011, copies of which are listed and incorporated by reference as Exhibits 10.9, 10.10 and 10.11 to the report in which these Consolidated Financial Statements are included, and are incorporated by reference herein.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

7.           Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, the lease was amended to reduce the monthly rent expense and extend the expiration date by five years to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $468, $447 and $422 in 2011, 2010 and 2009, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The lease, which expired on December 31, 2009, was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92 in 2011and 2010, respectively,  and $81 in 2009.

The following table summarizes future minimum rental payments under these leases as of December 31, 2011:

2012	$564
2013	564
2014	564
2015	236
Later years	-

$1,928

8.           Income Taxes

The income tax (expense) benefit is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$83	$3	$(317)
State	11	2	2
	94	5	(315)
Deferred:
Federal	(359)	32	1,327
State	(8)	(30)	79
	(367)	2	1,406
	$(273)	$7	$1,091

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2011	2010	2009

Statutory U.S. income tax rate	(34.0)%	(34.0)%	34.0%
States taxes, net of federal benefit	(0.58)%	(4.4)%	2.4%
Permanent differences	11.07%	19.0%	1.1%
Change in valuation allowance	(9.13)%	52.0%	0.0%
Change in net operating loss carryforwards and
tax credits	(3.36)%	(33.2)%	(5.5)%
Other	0.42%	1.7%	(0.4)%

Effective income tax rate	35.58%	1.1%	31.6%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.           Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2011		2010
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$1,224	$3,109	$368	$5,359
R and D tax credit	—	860	—	832
AMT tax credit	—	202	—	122
Section 263A costs	496	—	293	—
Research and development costs	244	1,432	132	108
Amortization	—	15	—	11

Asset reserves:
Bad debts	16	—	16	—
Inventory reserve	987	—	933	—

Accrued expenses:
Non-qualified stock options	—	78	—	77
Compensation	187	—	190	—
Warranty	304	—	233	—
Deferred tax assets	3,458	5,696	2,165	6,509
Less valuation allowance	—	(250)	—	(320)
Less APIC pool reserve	—	(380)	—	(380)
Total deferred tax assets	3,458	5,066	2,165	5,809

Deferred tax liabilities:
Depreciation	—	(354)	—	(172)
Total deferred tax liabilities	—	(354)	—	(172)

Net deferred tax assets	$3,458	$4,712	$2,165	$5,637

As of December 31, 2011, the Company had a net deferred tax asset of approximately $8,170.  This asset is primarily composed of net operating loss carry forwards (NOLs).  The NOLs total $10,736 for federal and $18,838 for state purposes as of December 31, 2011, with expirations starting in 2017 through 2030.  Included in the Company’s NOLs as of December 31, 2011 is approximately $1,009 from the exercises of stock options.  The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $380 and is reserved through a valuation allowance at December 31, 2011, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

           During 2011 and 2010 the Company utilized $4,160 and generated $106, respectively, of its NOLs.  The NOL utilization assumes an election under §59(e) to capitalize and amortize certain tax preferences – specifically §174(a) research and development expenditures. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2011, 2010, and 2009.  ASC Topic 740 “Income Taxes” requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.           Income Taxes (Continued)

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset.  Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will not realize a portion of the benefit of its state deferred tax assets.  For 2011, the Company has established a valuation allowance of $250 for the portion of benefit of its state deferred tax assets that more likely than not will not be realized.  Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax assets recorded as of December 31, 2011. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future.  The 2011 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2011, 2010, and 2009, the Company incurred $83, $3 and $45, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

As a result of the implementation of ASC Topic 740 “Income Taxes”, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by ASC Topic 740 “Income Taxes”.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2012, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2011 and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Tax penalties and related interest expense, of which there were no material amounts for the year ended December 31, 2011 are reported as a component of income tax expense.

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2008, 2009, and 2010 are still open to IRS examination under the statute of limitations.  An IRS examination on the Company’s 2007 calendar year was recently closed with no change.

9.           Income Per Share

The following table sets the computation of basic and diluted (loss) income per share:

	Years ended December 31,
	2011	2010	2009
Numerator:
Net (loss) income from continuing operations numerator for basic and diluted earnings per share	$(493)	$(660)	$2,363
Denominator:
Denominator for basic earnings per share weighted average shares	13,513,939	13,479,601	13,411,188
Effect of dilutive securities:
Stock options	—	—	188,555
Denominator for diluted earnings per share weighted average shares	13,513,939	13,479,601	13,599,743
Basic (loss) income per share	$(0.04)	$(0.05)	$0.18
Diluted (loss) income per share	$(0.04)	$(0.05)	$0.17

Approximately 681,000, 1,000,000, and 184,000 stock options for the years ended December 31, 2011, 2010, and 2009, respectively, were excluded from the calculation because they were anti-dilutive.

10.        Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $172, $281and $55 of share-based employee compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively, and is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations.  No amount of share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2011, 2010 and 2009 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2011	FY 2010	FY 2009
Expected Volatility	86.4%	76.6% - 83.7%	72.8% - 88.8%
Expected Dividends	0.00	0.00	0.00
Expected Term (In years)	3.0	3.0 - 6.5	3.0 - 6.5
Risk-Free Rate	0.90%	2.54%	1.56%
Estimated forfeitures	0.0%	0.0%	0.0%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

10.        Share-Based Employee Compensation (Continued)

A summary of stock option activity under our stock option plans as of December 31, 2011, and changes during the year ended December 31, 2011 are presented below:

As of January 1, 2011	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	1,000,224	2.74	—	1.81	—
Vested	861,889	2.65	—	1.73	—
Nonvested	138,335	3.31	—	2.26	—

Period activity
Issued	30,000	2.00	—	1.11	—
Exercised	41,412	1.00	—	0.71	—
Forfeited	—	—	—	—	—
Expired	307,900	1.10	—	0.77	—

As of December 31, 2011
Outstanding	680,912	3.56	3.90	2.31	550
Vested	609,244	3.60	3.59	2.33	550
Nonvested	71,668	3.20	6.60	2.14	—

Outstanding:

Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
0.77	2.80	372,000	1.84	3.05
4.00	6.33	244,508	4.35	5.39
7.00	11.40	64,404	10.47	3.18
		680,912	3.56	3.90

Exercisable:

Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)
0.77	2.80	342,000	1.82
4.00	6.33	202,840	4.41
7.00	11.40	64,404	10.47
		609,244	3.60

The weighted-average grant-date fair value per option granted during the years 2011, 2010, and 2009 was $1.11, $2.59, and $0.41, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009, was approximately $4, $240, and $20, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

11.        Significant Customers

Sales to the United States Government represented approximately 52%, 70% and 60% of the Company’s total sales for the years ended December 31, 2011, 2010, and 2009, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, and the United States Department of the Interior.

12.        Retirement Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2011, 2010 and 2009, total contributions made by the Company were $38, $108 and $99, respectively.

13.        Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $77, $98 and $91 for the years ended December 31, 2011, 2010 and 2009, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $2,701 as of December 31, 2011.

Self Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2011, the plan had a stop loss provision insuring losses beyond $70 per employee per year and an aggregate stop loss of $1,374.  As of December 31, 2011, the Company recorded an accrual for estimated claims in the amount of approximately $144 in the accrued liabilities in the Company’s consolidated balance sheet.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2011.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

13.        Commitments and Contingencies (Continued)

Liability for Product Warranties

Changes in the Company’s liability for its standard two year product warranties during the years ended December 31, 2011, 2010 and 2009 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2011	$266	247	(266)	$247
2010	$228	263	(225)	$266
2009	$302	228	(302)	$228

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2011.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

14.        Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Year Ended December 31, 2011
Sales, net	$6,714	$4,671	$6,976	$5,743
Gross profit	2,601	1,656	3,509	2,366
Net (loss) income	(688)	(855)	914	136
(Loss) earnings per share – basic	(0.05)	(0.06)	0.07	0.01
(Loss) earnings per share – diluted	(0.05)	(0.06)	0.07	0.01

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Year Ended December 31, 2010
Sales, net	$6,449	$7,079	$7,052	$5,374
Gross profit	2,964	3,401	3,272	1,690
Net income (loss)	1	339	127	(1,127)
Earnings (loss) per share – basic	0.00	0.03	0.01	(0.08)
Earnings (loss) per share – diluted	0.00	0.02	0.01	(0.08)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on this evaluation they have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that our internal controls over financial reporting were effective as of December 31, 2011. In making the assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2012 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2012 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2012 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2012 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with solicitation of proxies for its 2012 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

(b)	Exhibits: The exhibits listed below are filed as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (2)
3(ii)	Certificate of Amendment to Articles of Incorporation (3)
3(iii)	By-Laws, as amended (6)
10.1	1996 Stock Option Plan for Non-Employee Directors (1)
10.2	1997 Stock Option Plan, as amended (7)
10.3	2007 Non-Employee Directors’ Stock Option Plan (11)
10.4	2007 Incentive Compensation Plan (11)
10.5	Manufacturing Agreement (3)
10.6	Contract dated July 6, 2005 between RELM Wireless Corporation and the United States Postal Service (8)
10.7	Form of Non-Employee Director Option Agreement (9)
10.8	Form of Option Agreement for 1997 Stock Option Plan (10)
10.9	Loan and Security Agreement dated as of October 23, 2008 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (12)
10.10	First Amendment to Loan and Security Agreement dated as of October 20, 2010 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (13)
10.11	Second Amendment to Loan and Security Agreement dated as of June 22, 2011 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (14)
14.1	Code of Ethics (5)
21	Subsidiary of Registrant (4)
23.1	Consent of BDO USA, LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
______________________
*	Included with this filing

(1)	Incorporated by reference from the Adage, Inc. (predecessor to RELM Wireless Corporation) Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 6, 2002.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-129113).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-112446).

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 11, 2005.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 23, 2006.

(11)	Incorporated by reference from the Company’s definitive Proxy Statement dated April 5, 2007, relating to the 2007 annual stockholders’ meeting.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 23, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 20, 2010.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 22, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 6th day of March 2012.

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

SIGNATURE	TITLE	DATE

/s/ George N. Benjamin, III	Chairman of the Board	March 6, 2012
George N. Benjamin, III

/s/ David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 6, 2012
David P. Storey

/s/ William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 6, 2012
William P. Kelly

/s/ Donald F. U. Goebert	Director	March 6, 2012
Donald F. U. Goebert

/s/ Randolph K. Piechocki	Director	March 6, 2012
Randolph K. Piechocki

/s/ Warren N. Romine	Director	March 6, 2012
Warren N. Romine

/s/ Timothy W. O’Neil	Director	March 6, 2012
Timothy W. O’Neil

/s/ John Wellhausen	Director	March 6, 2012
John Wellhausen

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

23.1	Consent of BDO USA LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446, Registration No. 333-25795 and Registration No. 333-147354)

24	Power of Attorney (included on signature page)

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)