Form 10-Q
period 2012-03-31
RELM WIRELESS CORP
filed 2012-05-09
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 13,542,982 shares of common stock, $0.60 par value, of the registrant outstanding at April 27, 2012.

PART I. - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
 (In thousands, except share data)(Unaudited)

	March 31	December 31
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$3,471	$2,693
Trade accounts receivable (net of allowance for doubtful accounts of $43 and $44 at March 31, 2012 and December 31, 2011, respectively)	2,119	4,155
Inventories, net	12,533	12,148
Deferred tax assets	3,458	3,458
Prepaid expenses and other current assets	553	526
Total current assets	22,134	22,980
Property, plant and equipment, net	1,081	1,158
Deferred tax assets, net	4,991	4,712
Capitalized software, net	2,557	2,778
Other assets	210	219
Total assets	$30,973	$31,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,396	$1,756
Accrued compensation and related taxes	913	807
Accrued warranty expense	255	247
Accrued other expenses and other current liabilities	55	318
Deferred revenue	384	385
Total current liabilities	3,003	3,513

Deferred revenue	267	265
Long-term debt	—	—
Total liabilities	$3,270	$3,778
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares:
13,542,982 and 13,519,323 issued and outstanding shares at
March 31, 2012 and December 31, 2011, respectively	8,125	8,111
Additional paid-in capital	24,591	24,570
Accumulated deficit	(5,013)	(4,612)
Total stockholders' equity	27,703	28,069
Total liabilities and stockholders' equity	$30,973	$31,847

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Sales, net	$4,369	$6,714
Expenses
Cost of products	2,702	4,113
Selling, general and administrative	2,340	3,248
Total expenses	5,042	7,361

Operating (loss)	(673)	(647)

Other expense:
Net interest (expense)	-	(35)
Other expense	(5)	(6)
Total other expense	(5)	(41)

(Loss) before income taxes	(678)	(688)

Income tax benefit	277	-

Net (loss)	$(401)	$(688)

Net (loss) per share-basic:	$(0.03)	$(0.05)
Net (loss) per share-diluted:	$(0.03)	$(0.05)
Weighted average shares outstanding-basic	13,533,949	13,508,815
Weighted average shares outstanding-diluted	13,533,949	13,508,815

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three months Ended
	March 31, 2012	March 31, 2011

Operating activities
Net loss	$(401)	$(688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for doubtful accounts	(1)	-
Inventories reserve	52	35
Deferred tax asset	(279)	-
Depreciation and amortization	317	351
Shared-based compensation expense	15	50
Changes in operating assets and liabilities:
Accounts receivable	2,037	1,242
Inventories	(437)	(1,471)
Prepaid expenses and other current assets	(27)	61
Other assets	9	11
Accounts payable	(360)	508
Accrued compensation and related taxes	106	141
Accrued warranty expense	8	12
Deferred revenue	1	128
Accrued other expenses and other current liabilities	(263)	(57)
Net cash provided by operating activities	777	323

Investing activities
Purchases of property, plant and equipment	(19)	(118)
Net cash used in investing activities	(19)	(118)

Financing activities
Proceeds from issuance of common stock	20	-
Increase in revolving line of credit	-	1,500
Decrease in revolving line of credit	-	(1,200)
Cash provided by financing activities	20	300

Net change in cash and cash equivalents	778	505
Cash and cash equivalents, beginning of period	2,693	5,050
Cash and cash equivalents, end of period	$3,471	$5,555

Supplemental disclosure
Cash paid for interest	$-	$35
Income tax paid	$61	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$4	$-

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended March 31, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.           Significant Events and Transactions

In March 2012, the Company announced that it was named as a supplier under the Tactical Communications (TacCom) contract issued by the U.S. Department of Homeland Security (DHS).  The contract is for the procurement of P25 digital two-way radios and related equipment by all agencies of the DHS, as well as certain other non-DHS agencies, such as the U.S. Departments of Justice, State, Interior, and the White House Communications Agency.  The maximum total value of the contract is $3 billion with a two-year base period commencing on March 26, 2012, and three one-year option periods at the discretion of the DHS from March 26, 2014 through March 26, 2017.

The TacCom contract names RELM among a select group of suppliers that meet established qualifications.  The contract also contains guidelines intended to assure that qualified small business suppliers are the beneficiaries of a portion of the equipment procurements made under the contract.  RELM is one of only three companies designated by the contract as a qualified small business supplier for subscriber equipment (i.e. portable and mobile two-way radios).  The contract does not specify purchase dates or quantities of equipment from any particular named supplier.

3.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $43 on gross trade receivables of $2,162 at March 31, 2012 and $44 on gross receivables of $4,199 at December 31, 2011.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

4.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2012	December 31, 2011
Finished goods	$4,478	$3,981
Work in process	4,595	4,671
Raw materials	3,460	3,496
	$12,533	$12,148

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,817 at March 31, 2012, compared with approximately $2,765 at December 31, 2011. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

5.           Income Taxes

An income tax benefit totaling approximately $277 has been recorded for the three months ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the Company’s net deferred tax assets totaled approximately $8,449, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $10,736 for federal and $18,838 for state purposes, with expirations starting in 2017 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize a portion of the benefit of its net deferred tax assets recorded at March 31, 2012.  Accordingly, for the three months ended March 31, 2012, the Company maintained its valuation allowance totaling approximately $250 for the portion of benefit of its federal and state deferred tax assets that more likely than not will not be realized.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2012.

6.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three months ended March 31, 2012, the Company’s amortization cost was approximately $220 compared with $250 for the same period last year.  Net capitalized software costs totaled $2,557 and $2,778 as of March 31, 2012 and December 31, 2011, respectively.

7.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2012 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2011	13,519,323	$8,111	$24,570	$(4,612)	$28,069
Common stock option exercise and issued	23,659	14	6		20
Share-based compensation expense	−	−	15	−	15
Net loss	−	−	−	(401)	(401)
Balance at March 31, 2012	13,542,982	$8,125	$24,591	$(5,013)	$27,703

8.           (Loss) Income per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net (loss) (numerator for basic and diluted earnings per share)	$(401)	$(688)
Denominator:
Denominator for basic earnings per share weighted average shares	13,533,949	13,508,815

Effect of dilutive securities:
Options	-	-

Denominator
Denominator for diluted earnings per share weighted average shares	13,533,949	13,508,815

Basic (loss) per share	$(0.03)	$(0.05)
Diluted (loss) per share	$(0.03)	$(0.05)

A total of  533,444 and 1,000,224 shares related to options are not included in the computation of diluted loss per share for the three months ended March 31, 2012 and March 31, 2011, respectively, because to do so would have been anti-dilutive for these periods.

9.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $15 for the three months ended March 31, 2012, compared with $50 for the same period last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 for the three months ended March 31, 2012, compared with $4 for the same period last year) and selling, general and administrative expenses ($15 for the three months ended March 31, 2012, compared with $46 for the same period last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2012 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

A summary of stock option activity under the Company’s stock option plans as of March 31, 2012, and changes during the three months ended March 31, 2012 are presented below:

As of January 1, 2012	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	680,912	3.56	-	2.31	-
Vested	609,244	3.60	-	2.33	-
Nonvested	71,668	3.20	-	2.14	-

Period activity
Issued	-	-	-	-	-
Exercised	23,659	1.14	-	0.80	-
Forfeited	-	-	-	-	-
Expired	123,809	3.31	-	2.44	-

As of March 31, 2012
Outstanding	533,444	3.72	4.28	2.31	5,125
Vested	503,444	3.82	4.28	2.42	5,125
Nonvested	30,000	2.00	4.15	0.61	-

10.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2012.

Other

As of March 31, 2012, the Company had purchase orders to suppliers of approximately $3,714.

Significant Customers

Sales to United States government agencies represented approximately $1,416 (32.4%) of the Company’s total sales for the three months ended March 31, 2012, compared with approximately $3,295 (49.0%) for the same period last year.  Accounts receivable from agencies of the United States government were approximately $625 as of March 31, 2012 compared with approximately $986 at the same date last year.

11.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2012.  As of March 31, 2012, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of  March 31, 2012, there were no borrowings outstanding under the revolving credit facility and there was approximately $2,623 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

Executive Summary

For the quarter ended March 31, 2012 total sales were approximately 34.9% lower than sales for the same quarter last year.  Offsetting the sales decline, however, selling, general and administrative expenses were reduced by approximately 27.9% compared with the first quarter last year.  Consequently, our pretax loss for the first quarter 2012 was approximately $10,000 less than our pretax loss for the first quarter last year.

For the first quarter ended March 31, 2012, total sales were approximately $4.4 million, compared with approximately $6.7 million for the same quarter last year.  Sales of P25 digital products for the first quarter 2012 totaled approximately $2.2 million (49.8% of total sales) compared with approximately $4.5 million (67.4% of total sales) for the same quarter last year.

Gross margins as a percentage of sales for the first quarter ended March 31, 2012 were 38.2% compared with 38.7% for the same quarter last year, reflecting reduced manufacturing volumes and a lower mix of P25 digital product sales.

For the first quarter ended March 31, 2012, selling, general and administrative expenses (SG&A) totaled approximately $2.3 million (53.6% of sales) compared with approximately $3.2 million (48.4% of sales) for the same quarter last year.  The decrease in SG&A expenses for the first quarter 2012 compared with the same quarter last year was the result of reductions in engineering, marketing, selling, headquarters and public company expenses.

Pretax loss for the first quarter 2012 totaled approximately $678,000 compared with a pretax loss of approximately $688,000 for the same quarter last year.  Income tax benefit for the first quarter 2012 was approximately $277,000, compared with no income tax benefit or expense for the first quarter last year.

Net loss for the first quarter 2012 was approximately $401,000 ($0.03 per basic share), compared with a net loss totaling $688,000 ($0.05 per basic share) for the same quarter last year.

As of March 31, 2012, working capital totaled approximately $19.1 million, of which approximately $5.6 million was comprised of cash and trade receivables.  As of December 31, 2011, working capital totaled approximately $19.5 million, of which approximately $6.8 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2012	March 31, 2011

Sales	100.0%	100.0%
Cost of products	(61.8)	(61.3)
Gross margin	38.2	38.7
Selling, general and administrative expenses	(53.6)	(48.4)
Net interest expense	(0.0)	(0.5)
Other expense	(0.1)	(0.1)
Pretax (loss) income	(15.5)	(10.3)
Income tax expense	6.3	(0.0)
Net (loss) income	(9.2)%	(10.3)%

Net Sales

For the first quarter ended March 31, 2012, net sales were approximately $4.4 million, compared with approximately $6.7 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $2.2 million (49.8% of total sales), compared with approximately $4.5 million (67.4% of total sales) for the same quarter last year.

Net sales for the first quarter ended March 31, 2012 decreased approximately $2.3 million (34.9%) compared with the first quarter last year.  The decrease was attributable entirely to a decline in sales of P25 digital products to federal, state and local government agencies.

 Despite our sluggish sales in the first quarter 2012, we believe we are strategically positioned with our broad portfolio of products to aggressively pursue significant sales opportunities at various federal, state and local government and public safety agencies and ultimately achieve our sales growth objectives.  For instance, as announced in March 2012, we were named as a supplier on the U.S. Department of Homeland Security Tactical Communications contract (TacCom).  The contract is for the procurement of P25 digital two-way radios and related equipment by all agencies of the DHS, as well as certain other non-DHS agencies, such as the U.S. Departments of Justice, State, Interior, and the White House Communications Agency.  The maximum total value of the contract is $3 billion with a two-year base period commencing on March 26, 2012, and three one-year option periods at the option of the DHS from March 26, 2014 through March 26, 2017.  The contract names RELM among a select group of suppliers that meet established qualifications.  The contract also contains guidelines intended to assure that qualified small business suppliers are the beneficiaries of a portion of the equipment procurements made under the contract.  RELM is one of only three companies designated by the contract as a qualified small business supplier for subscriber equipment (i.e. portable and mobile two-way radios).  The contract does not specify purchase dates or quantities of equipment from any particular named supplier.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the first quarter ended March 31, 2012 were 38.2% compared with 38.7% for the same quarter last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  Margins for the first quarter 2012 reflect the impact of lower sales and the resulting decrease in manufacturing volume.  Accordingly, we did not fully utilize and absorb our base of manufacturing and support expenses.  Also, the mix of product sales in the first quarter 2012 was less favorable compared to the same quarter last year due to lower sales of P25 digital products.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  Increases in total sales volumes and P-25 product sales, combined with the aforementioned manufacturing improvements, we believe, should yield gross margin improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter 2012 declined approximately $908,000 (28.0%) to approximately $2.3 million (53.6% of sales), compared with approximately $3.2 million (48.4% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter 2012 declined approximately $565,000 (40.0%) compared with the same quarter last year.  The expense decrease for the first quarter 2012 was the result of expense reductions implemented during the second quarter last year and maintained thereafter, as some product development initiatives were completed.

Marketing and selling expenses for the first quarter 2012 decreased by approximately $297,000 (25.7%) compared with the same quarter last year.  These decreases relate primarily to commission and expense reductions implemented during the second quarter last year and maintained thereafter.  Although expenses have been reduced, we are prioritizing and supporting critical initiatives for sales growth.

General and administrative expenses for the first quarter 2012 decreased by approximately $46,000 (6.7%), compared with the same quarter last year.  These expense reductions are primarily the result of reduced headquarters and public company expenses, including non-cash share-based employee compensation expenses.

Operating Loss

Operating loss for the quarter ended March 31, 2012 totaled approximately $673,000 (15.4% of sales), compared with an operating loss of approximately $647,000 (9.6% of sales) for the same quarter last year.  The operating loss for the first quarter was driven primarily by reduced total sales and sales of P25 digital equipment that contributed to lower gross margins.  These factors were partially offset by operating expense reductions implemented during the second quarter last year and maintained since then.

Net Interest Expense

For the first quarter ended March 31, 2012, we reported no net interest expense, compared with $35,000 of net interest expense for the same quarter last year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  We had no borrowings under our revolving credit facility during the first quarter 2012.  The interest rate on such revolving credit facility as of March 31, 2012 was 4.50% per annum.  This rate is variable based on the lender’s prime rate plus 50 basis points.

Income Taxes

We recorded an income tax benefit for the quarter ended March 31, 2012 of approximately $277,000, compared with no income tax benefit or expense for the same quarter last year.  Our income tax benefit is primarily non-cash.

As of March 31, 2012, our net deferred tax assets totaled approximately $8.4 million, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $10.7 million for federal and $18.8 million for state purposes, with expirations starting in 2017 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our net deferred tax assets recorded at March 31, 2012.  Accordingly, as of March 31, 2012, we maintained our valuation allowance totaling approximately $250,000 for the portion of benefit of our federal and state deferred tax assets that more likely than not will not be realized.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2012.

Liquidity and Capital Resources

For the three months ended March 31, 2012, net cash provided by operating activities totaled approximately $777,000 compared with approximately $323,000 for the same quarter last year.  Cash provided by operating activities during the first quarter 2012 was primarily related to collections of trade receivables, which were partially offset by our net loss, payments of accounts payable and increased inventory.  For the three months ended March 31, 2012, we realized a net loss of approximately $401,000 compared with approximately $688,000 for the same quarter last year.  The approximately $2.0 million decrease in accounts receivable as of March 31, 2012 was primarily the result of collections from customers, while the $360,000 decrease in accounts payable was the result of payments to suppliers.  For the same period last year accounts receivable decreased approximately $1.2 million due to collections, and accounts payable increased by approximately $508,000 primarily due to material purchases.  Net inventories increased during the first quarter 2012 by approximately $385,000 in support of our broader product portfolio and anticipated demand, compared with an increase of approximately $1.4 million for the same quarter last year.  We are continuing our efforts to actively manage purchases and better align inventory with anticipated business levels.    Depreciation and amortization totaled approximately $317,000 for the quarter ended March 31, 2012, compared with approximately $351,000 for the same quarter last year as some capital assets have reached the end or later stage of their depreciation cycle.

Cash used in investing activities for the quarter ended March 31, 2012 totaled approximately $19,000 compared with approximately $118,000 for the same quarter last year.  Cash used in investing activities for both the quarter ended March 31, 2012 and the prior year’s quarter was primarily to fund the purchase of test equipment and manufacturing tooling.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the three months ended March 31, 2012 totaled approximately $20,000, representing proceeds from the issuance of common stock.  For the same quarter last year cash provided by financing activities totaled approximately $300,000, which represented borrowings under our revolving credit facility of approximately $1.5 million net of repayments of approximately $1.2 million.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2012.

As of March 31, 2012 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of March 31, 2012 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of March 31, 2012 and the date of this report, there was approximately $2,623 and $2,553, respectively, of borrowing available under the revolving credit facility.

Our cash balance at March 31, 2012 was approximately $3.5 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended March 31, 2012 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the lender’s prime rate, in effect from time to time, plus 50 basis points.  As of March 31, 2012, there were no borrowings outstanding under our revolving credit facility.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Reference is made to Note 10 (Legal Proceedings) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 9, 2012	By:
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: May 9, 2012	By:
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