Form 10-Q/A
period 2012-03-31
RELM WIRELESS CORP
filed 2012-06-05
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

RELM Wireless Corporation hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed on May 9, 2012, solely for the purpose of including the conformed signatures to the Form 10-Q on page 16, which were inadvertently omitted from the original filing.

Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Securities and Exchange Commission rules, the registrant is including currently dated certifications.

All other sections of the original Form 10-Q remain as they were filed.  This Amendment No. 1 has not been updated for events or information subsequent to the date of filing of the original Form 10-Q.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: June 5, 2012	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: June 5, 2012	By:	/s/ William P. Kelly
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