Form 10-Q
period 2012-06-30
RELM WIRELESS CORP
filed 2012-08-08
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 13,545,482 shares of common stock, $0.60 par value, of the registrant outstanding at July 27, 2012.

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$4,402	$2,693
Trade accounts receivable (net of allowance for doubtful accounts of $39 and $44 at June 30, 2012 and December 31, 2011, respectively)	5,551	4,155
Inventories, net	11,255	12,148
Deferred tax assets	2,966	3,458
Prepaid expenses and other current assets	982	526
Total current assets	25,156	22,980
Property, plant and equipment, net	1,096	1,158
Deferred tax assets, net	4,712	4,712
Capitalized software, net	2,337	2,778
Other assets	201	219
Total assets	$33,502	$31,847

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,162	$1,756
Accrued compensation and related taxes	1,204	807
Accrued warranty expense	243	247
Accrued other expenses and other current liabilities	195	318
Note payable	53	-
Deferred revenue	558	385
Total current liabilities	4,415	3,513

Deferred revenue	133	265
Long-term debt	-	-
Total liabilities	$4,548	$3,778
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	-	-
Common stock; $.60 par value; 20,000,000 authorized shares: 13,545,482 and 13,519,323 issued and outstanding shares at June 30, 2012 and December 31, 2011, respectively	8,127	8,111
Additional paid-in capital	24,594	24,570
Accumulated deficit	(3,767)	(4,612)
Total stockholders' equity	28,954	28,069
Total liabilities and stockholders' equity	$33,502	$31,847

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales, net	$9,327	$4,671	$13,696	$11,385
Expenses
Cost of products	4,687	3,015	7,389	7,128
Selling, general and administrative	2,624	2,484	4,964	5,732
Total expenses	7,311	5,499	12,353	12,860

Operating income (loss)	2,016	(828)	1,343	(1,475)

Other expense:
Net interest expense	(3)	(27)	(3)	(62)
Other expense	(2)	-	(7)	(6)
Total other expense	(5)	(27)	(10)	(68)

Income (loss) before income taxes	2,011	(855)	1,333	(1,543)

Income tax expense	(765)	-	(488)	-

Net income (loss)	$1,246	$(855)	$845	$(1,543)

Net earnings (loss) per share-basic:	$0.09	$(0.06)	$0.06	$(0.11)
Net earnings (loss) per share-diluted:	$0.09	$(0.06)	$0.06	$(0.11)
Weighted average shares outstanding-basic	13,544,273	13,508,815	13,539,111	13,508,815
Weighted average shares outstanding-diluted	13,545,141	13,508,815	13,540,851	13,508,815

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six months Ended
	June 30, 2012	June 30, 2011

Operating activities
Net income (loss)	$845	$(1,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for doubtful accounts	(5)	-
Inventories reserve	(21)	52
Deferred tax obligation	492	-
Depreciation and amortization	641	704
Shared-based compensation expense	18	91
Changes in operating assets and liabilities:
Accounts receivable	(1,391)	1,372
Inventories	914	(1,102)
Prepaid expenses and other current assets	(456)	90
Other assets	18	23
Accounts payable	406	(826)
Accrued compensation and related taxes	397	38
Accrued warranty expense	(4)	20
Note payable	53	-
Deferred revenue	41	192
Accrued other expenses and other current liabilities	(123)	(46)
Net cash provided by (used in ) operating activities	1,825	(935)

Investing activities
Purchases of property, plant and equipment	(138)	(181)
Net cash used in investing activities	(138)	(181)

Financing activities
Proceeds from issuance of common stock	22	-
Increase in revolving line of credit	-	1,500
Decrease in revolving line of credit	-	(1,200)
Cash provided by financing activities	22	300

Net change in cash and cash equivalents	1,709	(816)
Cash and cash equivalents, beginning of period	2,693	5,050
Cash and cash equivalents, end of period	$4,402	$4,234

Supplemental disclosure
Cash paid for interest	$3	$62
Income tax paid	$62	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$4	$-

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.            Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly or six month periods ended June 30, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.            Significant Events and Transactions

In June 2012 the Company received a blanket purchase agreement (BPA) from the U.S. Bureau of Land Management (BLM) for its new KNG-Series and legacy D-Series digital P25 portable radios, mobile radios and related accessories, operating in the VHF frequency band.  The BPA has a maximum total value of $2.1 million, with a one-year base period and four one-year option periods.  The value for the base period totals approximately $390.  The values for each of the option periods are $448, $371, $422 and $515, respectively.  An order for the entire base period was received and fulfilled in June 2012.

In June 2012 the Company received orders totaling approximately $2.0 million from the U.S. Department of Agriculture Forest Service (USFS) and the National Interagency Fire Center (NIFC).  The orders were for RELM’s D-Series digital P-25 portable and mobile radios with accessories.  The orders were fulfilled during the second quarter 2012.

In May 2012 the Company received an international order totaling approximately US$1.0 million for P25 KNG UHF portable radios and related products from the Company’s Australian dealer.  The radios will be fielded in military bases by Australian Defence Industries.  The order was fulfilled during the second quarter of 2012.  This was the Company’s second order for applications within Australian Defence Industries, following an initial order received in 2011.

In May 2012 the Company received an order from Harris County, Texas (Houston) totaling approximately $2.0 million for P25 digital 800MHz portable trunked radios (KNG P800) with related accessories and features.  The radios are being deployed for use by county law enforcement professionals.  Approximately $1.6 million of the order was fulfilled during the second quarter of 2012.

3.            Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $39 on gross trade receivables of $5,590 at June 30, 2012 and $44 on gross receivables of $4,199 at December 31, 2011.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

4.            Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2012	December 31, 2011
Finished goods	$3,326	$3,981
Work in process	4,638	4,671
Raw materials	3,291	3,496
	$11,255	$12,148

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,750 at June 30, 2012, compared with approximately $2,765 at December 31, 2011. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

5.            Income Taxes

Income tax expense totaling approximately $765 and $488 has been recorded for the three and six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, the Company’s net deferred tax assets totaled approximately $7,679, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $10,727 for federal and $18,829 for state purposes, with expirations starting in 2017 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize a portion of the benefit of its net deferred tax assets recorded at June 30, 2012.  Accordingly, for the six months ended June 30, 2012, the Company maintained its valuation allowance totaling approximately $250 for the portion of benefit of its federal and state deferred tax assets that more likely than not will not be realized.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2012.

6.            Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and six months ended June 30, 2012, the Company’s amortization cost was approximately $220 and $440, respectively, compared with $250 and $500 for the same periods last year.  Net capitalized software costs totaled $2,337 and $2,778 as of June 30, 2012 and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.            Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended June 30, 2012 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2011	13,519,323	$8,111	$24,570	$(4,612)	$28,069
Common stock option exercise and issued	26,159	16	6		22
Share-based compensation expense	−	−	18	−	18
Net income	−	−	−	845	845
Balance at June 30, 2012	13,545,482	$8,127	$24,594	$(3,767)	$28,954

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

8.            (Loss) Income per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$1,246	$(855)	$845	$(1,543)

Denominator:
Denominator for basic earnings per share weighted average shares	13,544,273	13,508,815	13,539,111	13,508,815

Effect of dilutive securities:
Options	868	-	1,740	-

Denominator
Denominator for diluted earnings per share weighted average shares	13,545,141	13,508,815	13,540,851	13,508,815

Basic income (loss) per share	$0.09	$(0.06)	$0.06	$(0.11)
Diluted income (loss) per share	$0.09	$(0.06)	$0.06	$(0.11)

A total of 1,030,224 shares related to options are not included in the computation of diluted loss per share for the three and six months ended June 30, 2011 because to do so would have been anti-dilutive for these periods.

9.            Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $15 and $3, respectively, for the three and six months ended June 30, 2012, compared with $41 and $91 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 and $0 for the three and six months ended June 30, 2012, respectively, compared with $4 and $8 for the same periods last year) and selling, general and administrative expenses ($15 and $3 for the three and six months ended June 30, 2012, respectively, compared with $37 and $83 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2012 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under the Company’s stock option plans as of June 30, 2012, and changes during the three months ended June 30, 2012 are presented below:

As of April 1, 2012	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	503,444	3.53	-	2.30	-
Vested	473,444	3.63	-	2.40	-
Nonvested	30,000	2.00	-	0.61	-

Period activity
Issued	25,000	2.03	-	0.68	-
Exercised	2,500	0.88	-	0.62	-
Forfeited	-	-	-	-	-
Expired	60,000	5.52	-	2.28	-

As of June 30, 2012
Outstanding	495,944	3.43	4.60	2.24	3,500
Vested	470,944	3.51	4.58	2.33	3,500
Nonvested	25,000	2.03	4.90	0.68	-

10.          Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2012.

Other

As of June 30, 2012, the Company had purchase orders to suppliers of approximately $2,568.

Significant Customers

Sales to United States government agencies represented approximately $3,781 (40.5%) and $5,197 (37.9%) of the Company’s total sales for the three and six months ended June 30, 2012, respectively, compared with approximately $1,805 (38.6%) and $5,100 (44.8%) for the same periods last year.  Accounts receivable from agencies of the United States government were approximately $2,757 as of June 30, 2012 compared with approximately $765 at the same date last year.

11.          Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2012.  As of June 30, 2012, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of June 30, 2012, there were no borrowings outstanding under the revolving credit facility and there was approximately $3,284 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●	changes or advances in technology;

●	the success of our LMR product line;

●	competition in the land mobile radio industry;

●	general economic and business conditions, including federal, state and local government budget deficits and spending limitations;

●	the availability, terms and deployment of capital;

●	reliance on contract manufacturers and suppliers;

●	heavy reliance on sales to agencies of the United States government;

●	our ability to utilize deferred tax assets;

●	retention of executive officers and key personnel;

●	our ability to manage our growth;

●	government regulation;

●	our business with manufacturers located in other countries;

●	our inventory and debt levels;

●	protection of our intellectual property rights;

●	acts of war or terrorism; and

●	any infringement claims.

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

Executive Summary

Our financial and operating results for the three and six months ended June 30, 2012 improved significantly compared with the same periods last year.  Total sales and sales of P25 digital products both increased, while costs of products declined.  These improvements combined to yield operating income for both the three and six month periods ended June 30, 2012, compared with operating losses for the same periods last year.

For the three and six months ended June 30, 2012, total sales were approximately $9.3 million and $13.7 million, respectively, compared with approximately $4.7 million and $11.4 million for the same periods last year.  Sales of P25 digital products for the second quarter of 2012 totaled approximately $6.7 million (71.8% of total sales) compared with approximately $2.5 million (53.8% of total sales) for the same quarter last year.  For the six months ended June 30, 2012, sales of P25 digital products totaled approximately $8.9 million (64.8% of total sales) compared with approximately $7.0 million (61.8% of total sales) for the same period last year.

Gross margins as a percentage of sales for the second quarter ended June 30, 2012 improved to 49.7% compared with 35.5% for the same quarter last year.  For the six months ended June 30, 2012, gross margins as a percentage of sales were 46.0% compared with 37.4% for the same period in 2011.  The gross margins for both periods are the result of a greater content of P25 digital product sales and an increase in total sales, which fueled higher manufacturing volumes.

For the three months ended June 30, 2012, selling, general and administrative expenses (SG&A) totaled approximately $2.6 million (28.1% of sales) compared with approximately $2.5 million (53.2% of sales) for the same period last year.  For the six months ended June 30, 2012, selling, general and administrative expenses totaled approximately $5.0 million (36.2% of sales) compared with approximately $5.7 million (50.3% of sales) for the same period last year.  The increase in SG&A expenses during the second quarter 2012 was related to sales and marketing expenses.  For the six month period, SG&A expenses declined due to expense reductions initially implemented in May 2011.

Pretax income for the three and six months ended June 30, 2012 totaled approximately $2.0 million and $1.3 million, respectively, compared with pretax losses of approximately $855,000 and $1.5 million for the same periods last year.

For the three and six months ended June 30, 2012, income tax expense totaled approximately $765,000 and $488,000, respectively, compared with no income tax expense or benefit for the same periods last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three months ended June 30, 2012 was approximately $1.2 million ($0.09 per basic and diluted share), compared with a net loss of approximately $855,000 ($0.06 per basic share) for the same period last year.  For the six months ended June 30, 2012 net income was approximately $845,000 ($0.06 per basic and diluted share), compared with a net loss of approximately $1.5 million ($0.11 per basic share) for the same period last year.

As of June 30, 2012, working capital totaled approximately $20.7 million, of which approximately $10.0 million was comprised of cash and trade receivables.  As of December 31, 2011 working capital totaled approximately $19.5 million, of which approximately $6.8 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(50.3)	(64.5)	(54.0)	(62.6)
Gross margin	49.7	35.5	46.0	37.4
Selling, general and administrative expenses	(28.1)	(53.2)	(36.2)	(50.3)
Net interest -expense-	(0.0)	(0.6)	(0.0)	(0.5)
Other expense-	(0.0)	0.0	(0.1)	(0.1)
Pretax (loss) income	21.6	(18.3)	9.7	(13.5)
Income tax expense	(8.2)	(3.6)	(3.6)	(0.0)
Net (loss) income	13.4%	(6.2)%	6.2%	(13.5)%

Net Sales

For the second quarter ended June 30, 2012, net sales were approximately $9.3 million compared with approximately $4.7 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $6.7 million (71.8% of total sales), compared with approximately $2.5 million (53.8% of total sales) for the same quarter last year.

For the six months ended June 30, 2011, net sales were approximately $13.7 million, compared with approximately $11.4 million for the same period last year.  Sales of P25 digital products for the six months ended June 30, 2012 totaled approximately $8.9 million (64.9% of total sales) compared with approximately $7.0 million (61.4% of total sales) for the same period last year.

Net sales and sales of P25 digital products for the second quarter ended June 30, 2011 rebounded from the second quarter last year and the immediately preceding quarter, reversing our sluggish start to the year.  The sales improvement was broad-based, including new state and local government customers as well as international customers and those in U.S. federal government agencies.  The sales increases related primarily to our P25 digital products, including both new KNG products and legacy D-Series products.

During the second quarter 2012 we received our first order under the previously announced Tactical Communications (TacCom) contract issued by the U.S. Department of Homeland Security (DHS).  The contract is for the procurement of P25 digital two-way radios and related equipment by all agencies of the DHS, as well as certain other non-DHS agencies, such as the U.S. Departments of Justice, State and Interior, and the White House Communications Agency.  The maximum total value of the contract is $3 billion with a two-year base period commencing on March 26, 2012, and three one-year option periods at the option of the DHS from March 26, 2014 through March 26, 2017.  The contract names RELM among a select group of suppliers that meet established qualifications.  The contract also contains guidelines intended to assure that qualified small business suppliers are the beneficiaries of a portion of the equipment procurements made under the contract.  RELM is one of only three companies designated by the contract as a qualified small business supplier for subscriber equipment (i.e. portable and mobile two-way radios).  The contract does not specify purchase dates or quantities of equipment from any particular named supplier.

Cost of Products and Gross Margin

Gross margins as a percentage of sales for the second quarter ended June 30, 2012 were 49.7% compared with 35.5% for the same quarter last year.  For the six months ended June 30, 2012, gross margins as a percentage of sales were 46.0% compared with 37.4% for the same period last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The decrease in cost of products and corresponding increase in gross margins for the three and six months ended June 30, 2012 reflected a favorable mix of product sales more heavily weighted toward P25 digital products.  Also, as a result of the increase in total sales, manufacturing volumes increased.  Accordingly, we realized improved utilization and absorption of our base of manufacturing and support expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  As demonstrated during the second quarter 2012, leveraging increased sales volumes and P-25 product sales combined with the aforementioned manufacturing improvements, we believe, should yield gross margin improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the second quarter 2012 were approximately $2.6 million (28.1% of sales) compared with approximately $2.5 million (53.2% of sales) for the same quarter last year.  For the six months ended June 30, 2012, SG&A expenses totaled approximately $5.0 million (36.2% of sales) compared with approximately $5.7 million (50.3% of sales) for the same period last year.

Engineering and product development expenses for the second quarter 2012 declined approximately $227,000 (21.8%) compared with the same quarter last year.  For the six months ended June 30, 2012, engineering and product development expenses decreased approximately $792,000 (32.3%) compared with the same period last year.  The expense decreases for the second quarter and six month periods were the result of expense reductions initially implemented during the second quarter last year, and maintained thereafter, as some product development initiatives were completed.

Marketing and selling expenses for the second quarter 2012 increased by approximately $218,000 (28.2%) compared with the same quarter last year.  For the six months ended June 30, 2012, marketing and selling expenses decreased approximately $79,000 (4.1%) compared with the same period last year.  The second quarter increase in marketing and selling expenses relates primarily to commissions and incentives, which directly correlate with the growth in sales.  For the six month period, the decrease in marketing and selling expenses is the result of expense reductions initially implemented during the second quarter last year and maintained thereafter.

General and administrative expenses for the second quarter 2012 increased by approximately $149,000 (22.2%) compared with the same quarter last year.  For the six months ended June 30, 2012, general and administrative expenses increased approximately $103,000 (7.6%) compared with the same period last year.  These expense increases are primarily related to additional headquarters and public company expenses.

Operating Income (Loss)

Operating income for the quarter ended June 30, 2012 totaled approximately $2.0 million (21.6% of sales), compared with an operating loss of approximately $828,000 (17.7% of sales) for the same quarter last year.  For the six months ended June 30, 2012, operating income totaled approximately $1.3 (9.7%) million compared with an operating loss of approximately $1.5 million (13.0%) for the same period last year.  Changes in operating income for the second quarter and six months ended June 30, 2012 were primarily due to higher product sales combined with decreases in cost of products and the resulting increase in gross margins.

Net Interest Expense

For the second quarter and six months ended June 30, 2012, net interest expense totaled $3,000, compared with $27,000 and $62,000, respectively, for the same periods last year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The decreases in interest expense were the result of the repayment of borrowings under our revolving credit facility.  The interest rate on such revolving credit facility as of June 30, 2012 was 4.50% per annum.  This rate is variable based on the lender’s prime rate plus 50 basis points.

Income Taxes

We recorded income tax expense for the quarter ended June 30, 2012 of approximately $765,000, compared with no income tax benefit or expense for the same quarter last year.  For the six months ended June 30, 2012, income tax expense totaled approximately $488,000 compared with no income tax expense or benefit for the same period last year.  Our income tax expense and benefit is primarily non-cash.

As of June 30, 2012, our net deferred tax assets totaled approximately $7.7 million, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $10.7 million for federal and $18.8 million for state purposes, with expirations starting in 2017 through 2030.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our net deferred tax assets recorded at June 30, 2012.  Accordingly, as of June 30, 2012, we maintained our valuation allowance totaling approximately $250,000 for the portion of benefit of our federal and state deferred tax assets that more likely than not will not be realized.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2012.

Liquidity and Capital Resources

For the six months ended June 30, 2012, net cash provided by operating activities totaled approximately $1.8 million compared with net cash used in operating activities of approximately $935,000 for the same period last year.  Cash provided by operating activities was primarily related to net income, decreased inventories and increased trade payables.  These items were partially offset by increases in trade receivables.  For the six months ended June 30, 2012, we realized net income of approximately $845,000 compared with a net loss totaling approximately $1.5 million for the same period last year.  The approximately $1.4 million increase in trade receivables as of June 30, 2012 was the result of increased sales.  For the same period last year accounts receivable decreased approximately $1.4 million due to collections from customers.  Trade payables for the period increased approximately $459,000 due to higher business volumes and related material purchases.  Last year trade payables decreased by approximately $826,000 primarily due to payments to suppliers.  Net inventories decreased during the six months ended June 30, 2012 by approximately $914,000 due to increased sales and tighter management of purchases.  We are continuing to actively manage purchases and better align inventory with anticipated business levels.    Depreciation and amortization totaled approximately $641,000 for the six months ended June 30, 2012, compared with approximately $704,000 for the same period last year as some capital assets have reached the end or a later stage of their depreciation cycle.

Cash used in investing activities for the six months ended June 30, 2012 totaled approximately $139,000 compared with approximately $181,000 for the same period last year.  Cash used in investing activities for both the six months ended June 30, 2012 and the prior year’s same period was primarily to fund the purchase of engineering and manufacturing equipment and tooling.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the six months ended June 30, 2012 totaled approximately $22,000, representing proceeds from the issuance of common stock.  For the same period last year cash provided by financing activities totaled approximately $300,000, which represented borrowings under our revolving credit facility of approximately $1.5 million net of repayments of approximately $1.2 million.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2012.

As of June 30, 2012 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of June 30, 2012 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of June 30, 2012 and the date of this report, there was approximately $3.2 million and $2.5 million, respectively, of borrowing available under the revolving credit facility.

Our cash balance at June 30, 2012 was approximately 4.4 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended June 30, 2012 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the lender’s prime rate, in effect from time to time, plus 50 basis points.  As of June 30, 2012, there were no borrowings outstanding under our revolving credit facility.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the first quarter ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Reference is made to Note 10 (Legal Proceedings) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 6.                EXHIBITS

Exhibit 3(i)	Articles of Incorporation(1)

Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)

Exhibit 3(iii)	By-Laws, as amended (3)

Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE and 101.DEF in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-129113).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 8, 2012	By:	/s/David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 8, 2012	By:	/s/William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)

Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)

Exhibit 3(iii)	By-Laws, as amended (3)

Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE and 101.DEF in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-129113).