Form 10-Q/A
period 2012-06-30
RELM WIRELESS CORP
filed 2012-08-14
CIK 2186

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-07336

RELM WIRELESS CORPORATION
(Exact Name of Registrant as specified in its charter)

Nevada	59-3486297
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7100 Technology Drive
West Melbourne, Florida	32904
(Address of principal executive offices)	(zip code)

(321) 984-1414
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐                                                                                                            Accelerated filer                   ☐
Non-accelerated filer        ☑ (Do not check if a smaller reporting company)                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☑

There were 13,545,482 shares of common stock, $0.60 par value, of the registrant outstanding at July 27, 2012.

Explanatory Note

The purpose of this Amendment No. 1 to Relm Wireless Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document*
101SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

_________
*           Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 14, 2012	By:	/s/David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 14, 2012	By:	/s/William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)