Form 10-Q
period 2012-09-30
RELM WIRELESS CORP
filed 2012-11-14
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 001-32644

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

There were 13,545,482 shares of common stock, $0.60 par value, of the registrant outstanding at October 27, 2012.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$6,232	$2,693
Trade accounts receivable (net of allowance for doubtful accounts of $39 and $44 at September 30, 2012 and December 31, 2011, respectively)	4,609	4,155
Inventories, net	12,316	12,148
Deferred tax assets	2,520	3,458
Prepaid expenses and other current assets	937	526
Total current assets	26,614	22,980
Property, plant and equipment, net	1,193	1,158
Deferred tax assets, net	4,712	4,712
Capitalized software, net	2,277	2,778
Other assets	338	219
Total assets	$35,134	$31,847

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,551	$1,756
Accrued compensation and related taxes	1,546	807
Accrued warranty expense	223	247
Accrued other expenses and other current liabilities	231	318
Note payable	35	-
Deferred revenue	593	385
Total current liabilities	5,179	3,513

Deferred revenue	112	265
Long-term debt	-	-
Total liabilities	$5,291	$3,778
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	-	-
Common stock; $.60 par value; 20,000,000 authorized shares: 13,545,482 and 13,519,323 issued and outstanding shares at September 30, 2012 and December 31, 2011, respectively	8,127	8,111
Additional paid-in capital	24,599	24,570
Accumulated deficit	(2,883)	(4,612)
Total stockholders' equity	29,843	28,069
Total liabilities and stockholders' equity	$35,134	$31,847

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales, net	$8,112	$6,976	$21,809	$18,361
Expenses
Cost of products	4,084	3,467	11,473	10,594
Selling, general and administrative	2,633	2,541	7,598	8,273
Total expenses	6,717	6,008	19,071	18,867

Operating income (loss)	1,395	968	2,738	(506)

Other expense:
Net interest expense	-	(27)	(3)	(89)
Other expense	(3)	(2)	(10)	(8)
Total other expense	(3)	(29)	(13)	(97)

Income (loss) before income taxes	1,392	939	2,725	(603)

Income tax expense	(508)	(25)	(996)	(25)

Net income (loss)	$884	$914	$1,729	$(628)

Net earnings (loss) per share-basic:	$0.07	$0.07	$0.13	$(0.05)
Net earnings (loss) per share-diluted:	$0.07	$0.07	$0.13	$(0.05)
Weighted average shares outstanding-basic	13,545,482	13,518,638	13,541,250	13,512,125
Weighted average shares outstanding-diluted	13,549,146	13,525,082	13,543,631	13,512,125

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Operating activities
Net income (loss)	$1,729	$(628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for doubtful accounts	(5)	-
Inventories reserve	6	107
Deferred tax obligation	938	-
Depreciation and amortization	975	1,059
Shared-based compensation expense	23	131
Changes in operating assets and liabilities:
Accounts receivable	(449)	633
Inventories	(174)	(385)
Prepaid expenses and other current assets	(411)	198
Other assets	(119)	34
Accounts payable	795	(1,279)
Accrued compensation and related taxes	739	61
Accrued warranty expense	(24)	31
Note payable	35	-
Deferred revenue	55	226
Accrued other expenses and other current liabilities	(87)	59
Net cash provided by operating activities	4,026	247

Investing activities
Purchases of property, plant and equipment	(349)	(198)
Capitalized software	(160)	-
Net cash used in investing activities	(509)	(198)

Financing activities
Proceeds from issuance of common stock	22	-
Increase in revolving line of credit	-	1,500
Decrease in revolving line of credit	-	(1,700)
Cash provided by (used in) financing activities	22	(200)

Net change in cash and cash equivalents	3,539	(151)
Cash and cash equivalents, beginning of period	2,693	5,050
Cash and cash equivalents, end of period	$6,232	$4,899

Supplemental disclosure
Cash paid for interest	$3	$90
Income tax paid	$62	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$4	$6

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly or nine month periods ended September 30, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $39 on gross trade receivables of $4,648 at September 30, 2012 and $44 on gross receivables of $4,199 at December 31, 2011.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2012	December 31, 2011
Finished goods	$3,207	$3,981
Work in process	6,200	4,671
Raw materials	2,909	3,496
	$12,316	$12,148

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,771 at September 30, 2012, compared with approximately $2,765 at December 31, 2011. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

4.           Income Taxes

Income tax expense totaling approximately $508 and $996 has been recorded for the three and nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the Company’s net deferred tax assets totaled approximately $7,232 and $8,170, respectively, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $10,716 for federal and $18,829 for state purposes, with expirations starting in 2017 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize a portion of the benefit of its net deferred tax assets recorded at September 30, 2012.  Accordingly, for the nine months ended September 30, 2012, the Company maintained its valuation allowance totaling approximately $250 for the portion of benefit of its federal and state deferred tax assets that more likely than not will not be realized.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2012.

5.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and six months ended September 30, 2012, the Company recorded capitalized software of $160.  For the three and nine months ended September 30, 2012, the Company’s amortization cost was approximately $221 and $661, respectively, compared with $250 and $750 for the same periods last year.  Net capitalized software costs totaled $2,277 and $2,778 as of September 30, 2012 and December 31, 2011, respectively.

6.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the nine months ended September 30, 2012 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2011	13,519,323	$8,111	$24,570	$(4,612)	$28,069
Common stock option exercise and issued	26,159	16	6	−	22
Share-based compensation expense	−	−	23	−	23
Net income	−	−	−	1,729	1,729
Balance at September 30, 2012	13,545,482	$8,127	$24,599	$(2,883)	$29,843

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.           Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$884	$914	$1,729	$(628)
Denominator:
Denominator for basic earnings per share weighted average shares	13,545,482	13,518,638	13,541,250	13,512,125

Effect of dilutive securities:
Options	3,664	2,719	2,381	-

Denominator
Denominator for diluted earnings per share weighted average shares	13,549,146	13,521,357	13,543,631	13,512,125

Basic income (loss) per share	$0.07	$0.07	$0.13	$(0.05)
Diluted income (loss) per share	$0.07	$0.07	$0.13	$(0.05)

A total of  988,812 shares related to options are not included in the computation of diluted loss per share for the three and nine months ended September 30, 2011 because to do so would have been anti-dilutive for these periods.

8.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $5 and $23, respectively, for the three and nine months ended September 30, 2012, compared with $40 and $131 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 and $0 for the three and nine months ended September 30, 2012, respectively, compared with $4 and $11 for the same periods last year) and selling, general and administrative expenses ($5 and $23 for the three and nine months ended September 30, 2012, respectively, compared with $36 and $120 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2012 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under the Company’s stock option plans as of September 30, 2012, and changes during the three months ended September 30, 2012 are presented below:

As of July 1, 2012	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	495,944	3.43	-	2.24	-
Vested	470,944	3.51	-	2.33	-
Nonvested	25,000	2.03	-	0.68	-

Period activity
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	35,000	2.91	-	1.67	-

As of September 30, 2012
Outstanding	460,944	3.47	4.34	2.29	9,750
Vested	435,944	3.55	4.33	2.38	9,750
Nonvested	25,000	2.03	4.64	0.68	-

9.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2012.

Other

As of September 30, 2012, the Company had purchase orders to suppliers of approximately $4,029.

Significant Customers

Sales to United States government agencies represented approximately $4,637 (57.2%) and $9,834 (45.1%) of the Company’s total sales for the three and nine months ended September 30, 2012, respectively, compared with approximately $4,722 (67.7%) and $9,822 (53.5%) for the same periods last year.  Accounts receivable from agencies of the United States government were approximately $2,256 as of September 30, 2012 compared with approximately $2,074 at the same date last year.

10.         Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2012.  As of September 30, 2012, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of September 30, 2012, there were no borrowings outstanding under the revolving credit facility and there was approximately $3,758 of borrowing available under the revolving credit facility.

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

Executive Summary

Our financial and operating results for the three and nine months ended September 30, 2012 improved significantly compared with the same periods last year.  To date, total sales and sales of P25 digital products both increased, while costs of products and operating expenses declined.  These improvements combined to yield operating income for both the three and nine month periods ended September 30, 2012.

For the three and nine months ended September 30, 2012, total sales were approximately $8.1 million and $21.8 million, respectively, compared with approximately $7.0 million and $18.4 million for the same periods last year.  Sales of P25 digital products for the third quarter of 2012 totaled approximately $5.1 million (62.9% of total sales) compared with approximately $4.3 million (62.3% of total sales) for the same quarter last year.  For the nine months ended September 30, 2012, sales of P25 digital products totaled approximately $14.0 million (64.1% of total sales) compared with approximately $11.4 million (62.0% of total sales) for the same period last year.

Gross margins as a percentage of sales for the third quarter ended September 30, 2012 were approximately 49.7% compared with 50.3% for the same quarter last year.  For the nine months ended September 30, 2012, gross margins as a percentage of sales were 47.4% compared with 42.3% for the same period in 2011.  The gross margins for both periods reflect significant P25 digital product sales and an increase in total sales, which fueled higher manufacturing volumes.

For the three months ended September 30, 2012, selling, general and administrative expenses (SG&A) totaled approximately $2.6 million (32.5% of sales) compared with approximately $2.5 million (36.4% of sales) for the same period last year.  For the nine months ended September 30, 2012, selling, general and administrative expenses totaled approximately $7.6 million (34.8% of sales) compared with approximately $8.3 million (45.1% of sales) for the same period last year.  SG&A expenses for the third quarter and nine months ended September 30, 2012 include expense reductions that were initially implemented in May 2011.

Pretax income for the quarter ended September 30, 2012 totaled approximately $1.4 million, compared with approximately $939,000 for the same quarter last year.  For the nine months ended September 30, 2012, pretax income totaled approximately $2.7 million, compared with a pretax loss of approximately $603,000 for the same period last year.

For the three and nine months ended September 30, 2012, income tax expense totaled approximately $508,000 and $996,000, respectively, compared with $25,000, respectively, for each of the same periods last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three months ended September 30, 2012 was approximately $884,000 ($0.07 per basic and diluted share), compared with approximately $914,000 ($0.07 per basic share) for the same period last year.  For the nine months ended September 30, 2012 net income was approximately $1.7 million ($0.13 per basic and diluted share), compared with a net loss of approximately $628,000 ($0.05 per basic share) for the same period last year.

As of September 30, 2012, working capital totaled approximately $21.4 million, of which approximately $10.8 million was comprised of cash and trade receivables.  As of December 31, 2011 working capital totaled approximately $19.5 million, of which approximately $6.8 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(50.3)	(49.7)	(52.6)	(57.7)
Gross margin	49.7	50.3	47.4	42.3
Selling, general and administrative expenses	(32.5)	(36.4)	(34.9)	(45.1)
Net interest -expense-	(0.0)	(0.4)	(0.0)	(0.0)
Other expense-	(0.0)	0.0	(0.0)	(0.0)
Pretax income (loss)	17.2	13.5	12.5	(3.3)
Income tax expense	(6.3)	(0.4)	(4.6)	(0.1)
Net income (loss)	10.9%	13.1%	7.9%	(3.4)%

Net Sales

For the third quarter ended September 30, 2012, net sales were approximately $8.1 million compared with approximately $7.0 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $5.1 million (64.1% of total sales), compared with approximately $4.3 million (62.3% of total sales) for the same quarter last year.

For the nine months ended September 30, 2012, net sales were approximately $21.8 million, compared with approximately $18.4 million for the same period last year.  Sales of P25 digital products for the nine months ended September 30, 2012 totaled approximately $14.0 million (64.1% of total sales) compared with approximately $11.4 million (62.0% of total sales) for the same period last year.

Continuing the improvement initiated in the second quarter, net sales and sales of P25 digital products for the third quarter increased compared to the same quarter last year.  Also consistent with the preceding quarter, the improvement was comprised of a broad mix of new customers and products, combined with business from our legacy federal customers and products.

Cost of Products and Gross Margin

Gross margin as a percentage of sales for the third quarter ended September 30, 2012 was 49.7% compared with 50.3% for the same quarter last year.  For the nine months ended September 30, 2012, gross margin as a percentage of sales was 47.4% compared with 42.3% for the same period last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross margins for the three and nine months ended September 30, 2012 reflected a favorable mix of product sales weighted toward P25 digital products, building on a similar mix from the second quarter 2012.  Also, as a result of the increase in total sales relative to the same periods last year, manufacturing volumes increased.  Accordingly, we more fully utilized and absorbed our base of manufacturing and support expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  As demonstrated during the second and third quarters 2012, we believe leveraging increased sales volumes and P-25 product sales, combined with the aforementioned manufacturing improvements, should yield gross margin improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the third quarter 2012 were approximately $2.6 million (32.5% of sales) compared with approximately $2.5 million (36.4% of sales) for the same quarter last year.  For the nine months ended September 30, 2012, SG&A expenses totaled approximately $7.6 million (34.9% of sales) compared with approximately $8.3 million (45.1% of sales) for the same period last year.

Engineering and product development expenses for the third quarter 2012 declined approximately $27,000 (2.7%) compared with the same quarter last year.  For the nine months ended September 30, 2012, engineering and product development expenses decreased approximately $819,000 (23.8%) compared with the same period last year.  The expense decreases for the third quarter and nine month periods were the result of expense reductions initially implemented during the second quarter last year, and maintained thereafter, as some product development initiatives were completed.

Marketing and selling expenses for the third quarter 2012 increased by approximately $104,000 (11.7%) compared with the same quarter last year.  For the nine months ended September 30, 2012, marketing and selling expenses increased approximately $25,000 (0.9%) compared with the same period last year.  The increase in marketing and selling expenses relates primarily to commissions and incentives, which directly correlate with the growth in sales.  Those increases were partially offset by expense reductions initially implemented during the second quarter last year and maintained thereafter.

General and administrative expenses for the third quarter 2012 increased by approximately $15,000 (2.3%) from the same period last year.  For the nine months ended September 30, 2012, general and administrative expenses increased approximately $119,000 (5.9%) compared with the same period last year.  These expense increases were primarily related to additional headquarters and public company expenses.

Operating Income (Loss)

Operating income for the quarter ended September 30, 2012 totaled approximately $1.4 million (17.2% of sales), compared with approximately $968,000 (13.9% of sales) for the same quarter last year.  For the nine months ended September 30, 2012, operating income totaled approximately $2.7 million (12.6% of sales), compared with an operating loss of approximately $506,000 (2.8% of sales) for the same period last year.  Changes in operating income for the third quarter and nine months ended September 30, 2012 were primarily due to higher product sales combined with improved product and operating costs.

Net Interest Expense

For the third quarter and nine months ended September 30, 2012, net interest expense totaled $0 and $3,000, respectively, compared with $27,000 and $89,000, respectively, for the same periods last year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The decreases in interest expense were the result of the repayment of borrowings under our revolving credit facility.  The interest rate on such revolving credit facility as of September 30, 2012 was 4.50% per annum.  This rate is variable based on the lender’s prime rate plus 50 basis points.

Income Taxes

We recorded income tax expense for the quarter ended September 30, 2012 of approximately $508,000, compared with $25,000 for the same quarter last year.  For the nine months ended September 30, 2012, income tax expense totaled approximately $1.0 million, compared with $25,000 for the same period last year.  Our income tax expense is primarily non-cash.

As of September 30, 2012, our net deferred tax assets totaled approximately $7.2 million, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $10.7 million for federal and $18.8 million for state purposes, with expirations starting in 2017 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our net deferred tax assets recorded at September 30, 2012.  Accordingly, as of September 30, 2012, we maintained our valuation allowance totaling approximately $250,000 for the portion of benefit of our federal and state deferred tax assets that more likely than not will not be realized.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2012.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, net cash provided by operating activities totaled approximately $4.0 million compared with approximately $247,000 for the same period last year.  Cash provided by operating activities was primarily related to net income, depreciation and amortization, deferred tax assets, accounts payable and accrued expenses.  These items were partially offset by increases in trade receivables and other current assets.  For the nine months ended September 30, 2012, we realized net income of approximately $1.7 million compared with a net loss totaling approximately $628,000 for the same period last year.  Depreciation and amortization totaled approximately $975,000 for the nine months ended September 30, 2012, compared with approximately $1.1 million for the same period last year as some capital assets reached the end or a later stage of their depreciation cycle.  Deferred tax assets for the first nine months of 2012 decreased by approximately $938,000 due to non-cash tax expense on our pretax income.  During the same period last year deferred tax assets were unchanged.  Accounts payable for the period increased approximately $795,000 due to higher business volumes and related material purchases.  Last year trade payables decreased by approximately $1.3 million primarily due to payments to suppliers.  Accrued compensation increased by approximately $739,000 reflecting incentive compensation related to improved sales and operating results.  For the same period last year, accrued compensation increased approximately $61,000.  Net inventories increased during the nine months ended September 30, 2012 by approximately $168,000 due to material purchases in anticipation of sales growth.

Cash used in investing activities for the nine months ended September 30, 2012 totaled approximately $509,000 compared with approximately $198,000 for the same period last year.  Cash used in investing activities for the nine months ended September 30, 2012 was primarily to fund the purchase of engineering and manufacturing equipment and the development of software.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the nine months ended September 30, 2012 totaled approximately $22,000, representing proceeds from the issuance of common stock.  For the same period last year cash used in financing activities totaled approximately $200,000, which represented the repayment of borrowings under our revolving credit facility.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2012.

As of September 30, 2012 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of September 30, 2012 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of September 30, 2012 and the date of this report, there was approximately $3.7 million and $3.1 million, respectively, of borrowing available under the revolving credit facility.

Our cash balance at September 30, 2012 was approximately $6.2 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended September 30, 2012 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the lender’s prime rate, in effect from time to time, plus 50 basis points.  As of September 30, 2012, there were no borrowings outstanding under our revolving credit facility.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the third quarter ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to Note 9 (Legal Proceedings) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 6.   EXHIBITS

Exhibit 3(i)	Articles of Incorporation(1)

Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)

Exhibit 3(iii)	By-Laws, as amended (3)

Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document
__________
(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-129113).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 14, 2012	By:	/s/ David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 14, 2012	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)

Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)

Exhibit 3(iii)	By-Laws, as amended (3)

Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document
__________
(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-129113).