Form 10-K
period 2012-12-31
RELM WIRELESS CORP
filed 2013-03-05
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

———————
RELM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)
———————

Nevada	001-32644	59-3486297
(State of other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

7100 Technology Drive
West Melbourne, Florida 32904
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each Exchange on Which Registered
Common Stock, par value $.60	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on the closing price of such stock on the NYSE MKT on such date, was $18,989,407.

As of February 24, 2013, 13,545,482 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2013 annual stockholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

i

PART I

ITEM 1.	BUSINESS.

General

RELM Wireless Corporation (“RELM” or the “Company”) provides two-way radio communications equipment of high quality and reliability.

In business for 65 years, RELM (NYSE MKT: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (“APCO Project 25,” or “P-25”). Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 700-800 MHz bands.  Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of four of our competitors.  We believe CAP validation of interoperability should enhance the position of our KNG Series mobile and portable digital radios as a viable and attractive alternative for federal, state and local emergency response agencies who use such competitors’ communications network infrastructure, even though we do not provide our own communications network infrastructure.

We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government and public safety applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG product line that was launched in 2008.

RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services. Typically these users are not radio professionals, and require easy, fast and  affordable communication among a defined group of users.

We provide superior products and value to a wide array of customers with demanding requirements, including, for example, emergency, public safety, homeland security and military customers of federal and state government agencies, as well as various commercial enterprises.  Our two-way radio products excel in applications with harsh and hazardous conditions. They offer high-specification performance, durability and reliability at a low cost relative to comparable offerings.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and our telephone number is (321) 984-1414.

Available Information

Our Internet website address is www.relm.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as practicable after we electronically file and/or furnish such material with or to the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Audit Committee Charter and Corporate Governance Guidelines are available at our website. The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. All reports the Company files with or furnishes to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Overview

Land mobile radio (“LMR”) communications consist of hand-held (portable) and mobile (vehicle mounted) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communication needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. A typical user may transmit and receive 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

LMR systems are the most widely-used and longest-used form of wireless dispatch communications in the United States, having been first placed in service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased its popularity and usage by businesses and other agencies. To respond to the growing usage, additional radio frequency spectrum was allocated by the Federal Communications Commission (“FCC”) for LMR use.

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

Years ago, as a result of the limited spectrum availability, the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively meant that the industry had to migrate to digital technology. Responding to the mandate, the Association of Public Safety Communications Officials (“APCO”), in concert with several LMR manufacturers, including RELM, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to: (i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, (ii) maximize radio spectrum efficiency, and (iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Accordingly, although funding for LMR purchases by many government agencies is limited, we anticipate that demand for P-25 equipment will ultimately increase and fuel greater LMR market growth as users upgrade equipment to achieve interoperability and comply with FCC narrow-banding mandates. Presently, the migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market continue to utilize predominantly analog LMR products.

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

Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of four of our competitors.  We believe CAP validation of interoperability should enhance the position of our KNG Series mobile and portable digital radios as a viable and attractive alternative for federal, state and local emergency response agencies who use such competitors’ communications network infrastructure, even though we do not provide our own communications network infrastructure.

The P-25 Compliance Assessment Program is a voluntary program that allows land mobile radio equipment suppliers to formally demonstrate their products’ compliance with P-25 requirements. The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies P-25 standards for performance, conformance, and interoperability.  The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the Department of Homeland Security’s (“DHS”) Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers, and the emergency response community.

To assist the emergency response community with selecting interoperable communications equipment, DHS provides the Responder Knowledge Base (“RKB”) website, an integrated, online source of information on products, standards, certifications, grants, and other equipment-related information.  Manufacturers must submit a Supplier’s Declaration of Compliance and Summary Test Report for inclusion on the site.  These documents provide a means of verifying that federal grant dollars are being invested in standardized solutions and equipment that promotes interoperability.  Information on our KNG Series mobiles and portables is available on the RKB site.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 93%, 93% and 92% of our total sales for 2012, 2011 and 2010, respectively.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 6%, 7% and 8% of our total sales for 2012, 2011 and 2010, respectively.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 17 employees combined with contract engineering resources. Their primary development focus has been the design of our line of next generation P-25 digital products, the KNG Series, and related capabilities. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently we added UHF and 800MHz products, as well as P-25 trunking.

Our first P-25 digital product, named the DPH, was introduced to the market in 2003. Shortly thereafter, the DPH was added to the contract to supply agencies of the U.S. Department of the Interior with digital two-way communications equipment.

A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2012, 2011 and 2010, our engineering and development expenses were approximately $3.7 million, $4.4 million and $4.9 million, respectively.

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

Contract manufacturers produce various subassemblies and products on our behalf. Generally, the contract manufacturers procure raw materials from RELM-approved sources and complete manufacturing activities in accordance with our specifications. Original Equipment Manufacturer (“OEM”) agreements govern the business relationship with each contract manufacturer. These agreements have various terms and may be renewed upon agreement by both parties. The scope of these agreements may also be expanded to include new products in the future.

We plan to continue utilizing contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product, all of which contribute toward minimized product costs. To ensure that products manufactured by others meet our quality standards, our production and engineering team works closely with our ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. During  2012, 2011 and 2010, our operations were not materially impaired due to delays from single source suppliers. However, the absence of a single source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the United States Government represented approximately 39%, 52% and 70% of our total sales for the years ended December 31, 2012, 2011 and 2010, respectively. These sales were primarily to various government agencies, including those within the United States Department of Defense (“DOD”), the United States Forest Service (“USFS”) and the United States Department of the Interior (“DOI”).

Backlog

Our  backlog of unshipped customer orders was approximately $2.3 million, $1.5 million and $5.6 million as of December 31, 2012, 2011 and 2010, respectively.

Competition

We compete with many domestic and foreign companies primarily in the North American market. One dominant competitor, Motorola Solutions, Inc., is estimated to have well in excess of half the market for LMR products.  We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2012, we had 91 full-time employees, most of whom are located at our West Melbourne, Florida facility; 50 of these employees are engaged in direct manufacturing or manufacturing support, 17 in engineering, 15 in sales and marketing, and 9 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2012	2011	2010
	(in Millions)

United States	$26.2	$22.5	$25.3
International	1.4	1.6	0.6
Total	$27.6	$24.1	$25.9

Additional financial information is provided in the financial statements at pages F-1 through F-18.

ITEM 1A.	RISK FACTORS

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

We depend on the success of our LMR product line

We currently depend on our LMR products as our sole source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of new digital LMR products. Even if we successfully develop these products, the development of which is a complex and uncertain process requiring innovation and investment, we cannot guarantee that they will achieve market acceptance.

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

An increase in the demand for P-25 products could benefit competitors who are better financed and have inventories on-hand that will meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced a new line of P-25 products, the KNG Series, and have since expanded the product line.   Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditures of funds. There can be no assurance that we will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, or that our new products will be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

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

●
Limited Access by Us to Credit and Capital: Although we do not anticipate needing additional capital in the near term, the credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $5.0 million secured credit facility with Silicon Valley Bank (“SVB”). As of December 31, 2012 and as of the date of this report, there were no borrowings outstanding under the facility.  The loan and security agreement, as amended, governing the credit facility contains certain financial maintenance and restrictive covenants.  Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all covenants. However, there is no assurance that we will be able to comply with the covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 68.4% of our material, subassembly and product procurements in 2012 were sourced from one supplier.  Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2012, approximately 39% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DOD, USFS and the DOI. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

In addition, most U.S. Government customers award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, which could negatively impact the profitability of any contract award to us. In addition, following a contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding.

Pursuant to the Budget Control Act of 2011, the U.S. Government implemented automatic spending cuts, known as the “sequester,” that commenced on March 1, 2013. The sequester will require elimination of approximately $85 billion in federal spending during 2013, including a significant amount of defense spending. Our sales to agencies and departments of the U.S. Government, as well as any state government agencies and departments that are funded directly or indirectly by the U.S. Government may be impacted by sequestration or as a result of any legislation implemented to end the sequester. There are many variables in how the sequester will be implemented that make it difficult to determine any specific consequences on our business, but the sequester could have material adverse effect on our business, financial condition and results of operations.

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

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. We do not have any acquisitions currently pending, and there can be no assurance that we will complete any future acquisitions or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, continued development of our product lines through internal development and growth in our customer base. This growth and continued development, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to government regulation

Failure to comply with government regulations applicable to our business could result in penalties. Our products are regulated by the FCC and otherwise subject to a wide range of global laws. As a public company, we are subject to regulations of the Securities and Exchange Commission. We believe that we are in substantial compliance with all applicable federal regulations governing our business and we believe that we have obtained all licenses necessary for the operation of our business. Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance.  Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that we will not be materially and adversely affected by existing or new regulatory requirements or interpretations.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act directed the SEC to implement disclosure requirements concerning public companies'' use and sourcing of “conflict minerals” mined in the Democratic Republic of Congo and adjoining countries. The SEC rules issued in August 2012 necessitate a complex compliance process and related administrative expense for a company once it determines a conflict mineral is necessary to the functionality or production of a product that the company manufactures or contracts to manufacture.  Such companies must then conduct a reasonable country of origin inquiry to determine if the conflict minerals originated in the covered countries and undertake due diligence on the source and chain of custody in order to file a conflict minerals report with the SEC.  In addition to the increased administrative expense and management involvement as we navigate the aspects of the new requirements that apply to us, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations.  Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. Approximately 77% of our material, subassembly and product procurements in 2012 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

We may not be able to maintain our NYSE MKT listing

Our common stock has been listed on the NYSE MKT since 2005. There is no assurance that we will be able to satisfy the continued listing standards, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price. If our common stock is de-listed, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 2.0 million of our shares of outstanding common stock as of December 31, 2012 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 86% of our outstanding shares of common stock as of December 31, 2012 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate.  We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years. In December 2008, we executed the first amendment to the lease, which reduces the amount of the monthly base rent payment and extends the expiration date to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $475,000, $468,000 and $447,000 in 2012, 2011 and 2010, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease, which expired on December 31, 2009, was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92,000 in 2012, 2011 and 2010, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2012.

ITEM 4.	MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock trades on the NYSE MKT under the symbol “RWC.” The following tables set forth the high and low closing sales price for our common stock for the quarterly periods for the years ended December 31, 2012 and 2011, as reported by the NYSE MKT.

Common Stock

	High	Low
2012 Quarter Ended
First Quarter	$1.82	$1.09
Second Quarter	1.77	1.28
Third Quarter	1.96	1.51
Fourth Quarter	1.82	1.50

	High	Low
2011 Quarter Ended
First Quarter	$2.05	$1.59
Second Quarter	1.59	1.26
Third Quarter	1.39	0.91
Fourth Quarter	1.16	0.93

(b) Holders.

On February 25, 2013, there were 985 holders of record of our common stock.

(c) Dividends.

We did not pay any cash dividends on our common stock during  2012 or 2011 and have no intention of doing so in the foreseeable future.  The declaration and payment of cash dividends, if any, is subject to the discretion of our board of directors and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.  In addition, our credit facility prohibits us from paying cash dividends on our common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of our fiscal year end in connection with the solicitation of proxies for our 2013 meeting of stockholders.

(e) Performance Graph.

The following graph compares the five-year cumulative total stockholder return on our common stock with the five-year cumulative total return of The NYSE MKT Composite Index (the “NYSE MKT Composite”) and The NYSE Arca Technology Index (the “NYSE Arca Technology”). The comparisons cover the five years ended December 31, 2012 and are based on an assumed investment of $100 as of December 31, 2007 and the reinvestment of any dividends. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast future performance of our common stock.

	NYSE MKT Composite	NYSE Arca Technology	RELM

12/31/2007	$100.00	$100.00	$100.00
12/31/2008	62.15	44.20	23.49
12/31/2009	82.82	64.72	99.68
12/31/2010	104.10	69.18	57.14
12/31/2011	112.59	51.60	34.92
12/31/2012	121.01	55.38	53.33

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data and balance sheet data of RELM for its last five fiscal years, which are derived from our historical consolidated financial statements. The following data should be read in conjunction with our Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data (In Thousands, except per share data)

	Years ended December 31
	2012	2011	2010	2009	2008

Sales, net	$27,576	$24,104	$25,954	$27,989	$19,175
Income (loss) before income taxes	$2,881	$(766)	$(653)	$3,454	$(2,912)
Net income (loss)	$2,065	$(493)	$(660)	$2,363	$(1,626)
Net income (loss) per share-basic	$0.15	$(0.04)	$(0.05)	$0.18	$(0.12)
Net income (loss) per share-diluted	$0.15	$(0.04)	$(0.05)	$0.17	$(0.12)

●
Non-cash tax expense of approximately $816, $7 and $1,100 is included in the results for 2012, 2010 and 2009, respectively. Tax benefit of approximately $273 and $1,300 is included in the results for 2011 and 2008, respectively. The tax expense, benefits and related deferred tax asset are more fully explained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” included elsewhere in this report.

●	Share-based employee compensation expense totaling approximately $27, $172 and $281 is included in the results for 2012, 2011 and 2010, respectively.

Balance Sheet Data (In Thousands)

	As of December 31
	2012	2011	2010	2009	2008

Working Capital	$23,637	$19,467	$19,744	$17,798	$16,633
Total assets	33,960	31,847	34,792	31,421	30,622
Long-term debt	-0-	-0-	2,000	-0-	1,500
Total stockholders’ equity	30,184	28,069	28,390	28,662	26,244

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our financial and operating results for 2012 improved significantly from the prior year.  Total sales, sales of P-25 digital products and sales of new KNG products all increased compared with the previous year.  At the same time, costs of products and selling, general and administrative expenses declined.  These factors combined to yield operating income for 2012, compared with an operating loss for 2011.  Additionally, our working capital improved during the year, including an increased cash position.

Total sales for 2012 increased 14.4%, to approximately $27.6 million, compared with approximately $24.1 million for the prior year, reflecting increased sales of both legacy and KNG P-25 digital products as well as sales to new customers, including some internationally.

Gross margins as a percentage of sales in 2012 were 47.4%, compared with 42.0% for the prior year.  The improved gross margins reflect increased sales, particularly of P-25 digital products.  Also, unit product costs declined as we improved manufacturing efficiencies for KNG products and more fully utilized and absorbed our manufacturing overhead as a result of higher manufacturing volumes.

Selling, general and administrative expenses for 2012 decreased approximately $0.6 million, or 5.7%, to approximately $10.2 million compared with $10.8 million last year.  This decrease was primarily from reductions in engineering expenses as we completed product development initiatives.

We reported pretax income for 2012 of approximately $2.9 million, compared with a pretax loss of $766,000 last year.  For 2012, we recognized income tax expense of $0.8 million, compared with an income tax benefit of $273,000 last year.  Our income tax expense and benefit are largely non-cash, relating to deferred items including net operating loss carryforwards.

Net income for 2012 was $2.1 million ($0.15 per basic and diluted share), compared with a net loss of approximately $493,000 ($0.04 per basic and diluted share) for the prior year.

As of December 31, 2012, working capital totaled approximately $23.6 million, of which $8.6 million was comprised of cash and trade receivables.  This compares with working capital totaling approximately $19.5 million at year end 2011, which included $6.8 million of cash and trade receivables.  Also, as of December 31, 2012 there were no borrowings outstanding under our revolving credit facility.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31
	2012	2011		2010

Sales	100.0%	100.0%		100.0%
Cost of products	(52.6)	(58.0)		(56.4)
Gross margin	47.4	42.0		43.6
Selling, general and administrative expenses	(36.9)	(44.8)		(46.0)
Net interest expense	(0.1)	(0.4)		(0.1)
Income (loss) before income tax (expense) benefit	10.4	(3.2)		(2.5)
Income tax (expense) benefit	(2.9)	1.1		(0.0)
Net income (loss)	7.5%	(2.1	) %	(2.5	) %

Fiscal Year 2012 Compared With Fiscal Year 2011

Sales, net

Sales in 2012 increased $3.5 million (14.4%) to approximately $27.6 million compared with approximately $24.1 million for the prior year.  Sales of P-25 digital products in 2012 reached a record level, totaling approximately $17.9 million (65.0% of total sales), compared with approximately $15.4 million for 2011, an increase of  $2.5 million (16.5%).

The increase in total sales and P-25 digital sales compared with the prior year was attributed primarily to our P-25 digital products, including both legacy and new KNG models.  The broad line of KNG products increased our addressable market by offering products in frequencies where we were previously unable to compete.  Consequently, we were successful in realizing sales to new customers.  These customers included agencies in state and local governments, as well as international organizations.  They supplement our traditional strongholds in federal agencies, such as the U.S. Department of the Interior and the U.S. Forest Service.  For 2012 the profile of our total sales was much broader with less reliance on any particular market segment or customer.

Looking forward, government and public safety agencies continue to face budget and funding challenges.  However, although fiscal and economic conditions remain uncertain, we are encouraged by the progress we realized in 2012 and a growing pipeline of sales opportunities.  We believe we are well positioned with products and technology to build upon the momentum initiated in 2012.

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2012 was 52.6% compared with 58.0% in 2011.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The improvement in cost of products and corresponding gross margins for 2012 reflected a favorable mix of product sales weighted toward new KNG and legacy P-25 digital products.  Additionally, we have continued to better refine the production processes for new KNG products, which have yielded lower unit costs.  As a result of the increase in total sales relative to last year, manufacturing volumes increased.  Accordingly, we more fully utilized and absorbed our base of manufacturing and support expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  As demonstrated during 2012, we believe leveraging increased sales volumes and P-25 product sales, combined with the aforementioned manufacturing improvements, should yield gross margin improvements.  We are likely to encounter product cost and competitive pricing pressures in the future; however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2012, SG&A expenses decreased approximately $0.6 million (5.7%) to approximately $10.2 million or 36.9% of sales, compared with approximately $10.8 million or 44.7% of sales for the prior year.

Engineering and product development expenses for 2012 declined approximately $728,000 (16.6%) compared with last year.  The decrease was the result of expense reductions initially implemented during the second quarter last year, and maintained thereafter, as some product development initiatives were completed.

Marketing and selling expenses for 2012 increased by approximately $29,000 (0.8%) compared with last year.  The increase in marketing and selling expenses related primarily to commissions and incentives, which directly correlate with the growth in sales.  Those increases were partially offset by expense reductions initially implemented during the second quarter last year and maintained thereafter.

General and administrative expenses for 2012 increased by approximately $86,000 (3.1%) from last year.  This increase was primarily related to additional headquarters and public company expenses.

Operating Income (Loss)

Operating income for 2012 totaled approximately $2.9 million (10.5% of sales), compared with an operating loss of approximately $653,000 (2.7% of sales) for 2011.  Improvement in operating income for the year was primarily due to higher product sales combined with lower product and operating costs.

Interest Expense, net

For 2012, net interest expense totaled $3,000, compared with $106,000 for the prior year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  Our revolving credit facility was largely unutilized during the year.  Accordingly, very little interest expense was incurred.  The interest rate on our revolving credit facility as of December 31, 2012 was 4.50% per annum.

Income Tax Expense

We recorded income tax expense for 2012 of approximately $0.8 million, compared with an income tax benefit of $273,000 last year.  Our income tax expense and benefit are primarily non-cash.

As of December 31, 2012, our net deferred tax assets totaled approximately $7.4 million, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $8.3 million for federal and $17.8 million for state purposes, with expirations starting in 2017 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our net deferred tax assets recorded at December 31, 2012.  Accordingly, as of December 31, 2012, we maintained a valuation allowance totaling approximately $14,000 for the portion of benefit of our federal and state deferred tax assets that more likely than not will not be realized.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2012.

Accounting for Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740, “ Income Taxes”, as modified by ASC Topic 740-10-05.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2012, 2011 and 2010, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

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

Selling, General and Administrative Expenses

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

Marketing and selling expenses for 2011 decreased by approximately $616,000 (14.5%) compared with the prior year.  These decreases related primarily to expense and commission reductions implemented during the second quarter 2011 and maintained for the remainder of the year.

General and administrative expenses for 2011 decreased by approximately $90,000 (3.2%) compared with the prior year.  These expense reductions were primarily the result of reductions in headquarters and public company expenses, including non-cash share-based employee compensation expenses.

Operating (Loss)

We reported an operating loss of $653,000 for 2011, compared with an operating loss of $628,000 in 2010. The operating loss for 2011 was primarily due to sluggish sales and increases in cost of products during the first half of the year.  These factors were partially offset by operating expense reductions implemented during the second quarter 2011 and maintained for the remainder of the year.

Interest Expense, net

For 2011, net interest expense totaled $106,000, compared with $29,000 for the prior year.  The expense increase was due to borrowings under our revolving credit facility.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  We had no borrowings outstanding under the credit facility as of December 31, 2011, compared with $2.0 million outstanding as of year end 2010.  The interest rate on our revolving credit facility as of December 31, 2011 was 3.75% per annum.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $273,000 for 2011 compared with income tax expense of $7,000 for 2010.  Our income tax expense is largely non-cash as a result of the deferred tax asset related primarily to federal and state net operating loss carryforwards.

As of December 31, 2011, we had deferred tax assets of approximately $8.2 million, which was materially unchanged from the previous year.  These assets are primarily composed of NOLs.  These NOLs totaled approximately $10.7 million for federal and approximately $18.8 million for state purposes as of December 31, 2011, with expirations starting in 2017 through 2030.  During 2011, we utilized approximately $4.2 million of our NOLs.

In order to fully utilize the net deferred tax assets, we need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  Consistent with ASC Topic 740, “Income Taxes”, we evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets December 31, 2011, and from our evaluation we concluded that based on the weight of available evidence, we were more likely than not to not realize a portion of the benefit of our state deferred tax assets recorded at December 31, 2011.  Accordingly, we established a valuation allowance totaling approximately $250,000 for the portion of benefit of state deferred tax assets that more likely than not will not be realized.

Changing Prices

Changing prices for the years ended December 31, 2012, 2011 and 2010 did not have a material impact on our operations.  The extent of competitive pricing pressure in the future and its impact is uncertain.

Liquidity and Capital Resources

For the year ended December 31, 2012, net cash provided by operating activities totaled approximately $4.6 million compared with net cash used in operating activities totaling approximately $142,000 last year.  The increase in cash provided by operating activities was primarily related to net income, depreciation and amortization, deferred tax assets and accounts receivable.  These items were partially offset by increases in inventories.  For the year ended December 31, 2012, we realized net income of approximately $2.1 million compared with a net loss totaling approximately $493,000 last year.  Depreciation and amortization totaled approximately $1.4 million for 2012, which was materially unchanged from last year.  Deferred tax assets for 2012 decreased by approximately $763,000 due to non-cash tax expense on our pretax income.  During the same period last year deferred tax assets increased approximately $368,000.  Accounts receivable as of December 31, 2012 decreased by approximately $2.1 million as a result of collections.  For the prior year accounts receivable increased by approximately $255,000.  Accounts payable for the year decreased approximately $624,000 due to payments to suppliers.  Last year accounts payable decreased by approximately $1.0 million primarily due to payments to suppliers.  Accrued compensation as of December 31, 2012 increased by approximately $678,000 reflecting incentive compensation related to improved sales and operating results.  For the same period last year, accrued compensation increased approximately $12,000.  Net inventories increased during the year ended December 31, 2012 by approximately $1.3 million in anticipation of sales growth.

Cash used in investing activities for 2012 totaled approximately $739,000 compared with approximately $215,000 last year.  Cash used in investing activities for 2012 was primarily to fund the purchase of engineering and manufacturing equipment and the development of software.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the 2012 totaled approximately $23,000, representing proceeds from the issuance of common stock.  For the same period last year cash used in financing activities totaled approximately $2.0 million, which represented the repayment of borrowings under our revolving credit facility.

We have a secured revolving credit facility with Silicon Valley Bank (“SVB”), which was most recently amended in December 2012, with a maximum borrowing availability of $5.0 million (subject to the borrowing base) and a maturity date of December 31, 2014.  The loan and security agreement, as amended, governing this revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.  The terms of the loan and security agreement include the following:

●
Financial maintenance covenants, required to be maintained at all times and tested on the last day of each month, of: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.00:1.00 and (2) “tangible net worth” (as defined in the loan and security agreement) of at least $25.77 million, increasing by (a) 50% of quarterly net profits and (b) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt.

●
Borrowings under the revolving credit facility bear interest at the prime rate, as in effect from time to time, plus 50 basis points, provided if our “Adjusted Quick Ratio” is greater than or equal to 1.25 to 1.00, then the interest rate is the prime rate.

●	The maximum that we may borrow at any given time is based on among other things, eligible accounts receivable, inventory, and cash.

●	Our obligations are secured by substantially all of our assets, principally accounts receivable and inventory.

●
We are prohibited from paying cash dividends on our common stock and making any distribution or payment or redeeming, retiring or purchasing any of our capital stock, provided that we are permitted to make “Permitted Stock Repurchases” consisting of repurchases of our common stock when (1) no default or event of default exists, (ii) our representations and warranties remain true in all material respects, (3) the repurchase occurs not later than December 31, 2013, (4) the aggregate purchase price for all Permitted Stock Repurchases does not exceed $2,500,000 and (5) at the time of the repurchase the “Adjusted Quick Ratio” is at least 1.25 to 1.00.

For a more detailed description of such borrowing terms and conditions,  reference is made to Note 6 (Debt) of our Consolidated Financial Statements included elsewhere in this report.

We were in compliance with all covenants under the loan and security agreement, as amended, as of December 31, 2012 and as of the date of this report on Form 10-K.  As of December 31, 2012 and the date of filing this report, we had no borrowings outstanding under the secured credit facility, and approximately $2.5 million and $3.0 million, respectively, was available for borrowing under the revolving credit facility.

Our cash balance at December 31, 2012 was approximately $6.6 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth elsewhere in this report.

The following table sets forth the Company’s future contractual obligations for the next five years and in the aggregate as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$1,348	$540	$808	$—	$—
Purchase Obligations	4,204	4,204	—	—	—
Revolving credit facility	—	—	—	—	—
Total	$5,552	$4,744	$808	$—	$—

For a description of our revolving credit facility and our operating leases, reference is made to Notes 6 and 7 to our Consolidated Financial Statements included elsewhere in this report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2012, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for discussion our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. The processes for determining the allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes, involve certain assumptions that if incorrect could create an adverse impact on our operations and financial position.

Revenue

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped by the Company or delivered to the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the federal government are recognized when the products are delivered. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period.  We periodically review our revenue recognition procedures to assure that such procedures are in accordance with ASC Topic 605, “Revenue Recognition.”

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $39,000 on gross trade receivables of  approximately $2.1 million as of December 31, 2012, as compared with $44,000 on gross trade receivables of approximately $4.2 million as of December 31, 2011. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2012. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2012 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales during past years.  Accordingly, we have maintained a general allowance up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.9% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance.

Excess and Obsolete Inventory

The allowance for obsolete and slow moving inventory was approximately $2.8 million at December 31, 2012 and 2011. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish a reserve based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

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

Software Development

We account for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or  Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product.  Net capitalized software costs totaled approximately $2.2 million as of December 31, 2012, as compared with approximately $2.8 million as of December 31, 2011.

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

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bear interest at a variable rate. The lender presently charges interest at the prime rate, as in effect from time to time.  As of December 31, 2012, we had no outstanding borrowings under this facility.  Interest rate changes on variable debt impact the interest incurred and cash flows but do not impact the net market value of the debt instrument.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-18.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RELM Wireless Corporation
West Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Miami, Florida
March 5, 2013

RELM WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in Thousands, except share data)

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$6,581	$2,693
Trade accounts receivable (net of allowance for doubtful accounts of $39 and $44 in 2012 and 2011, respectively)	2,062	4,155
Inventories, net	13,345	12,148
Deferred tax assets	4,429	3,458
Prepaid expenses and other current assets	915	526
Total current assets	27,332	22,980
Property, plant and equipment, net	1,113	1,158
Deferred tax assets, net	2,978	4,712
Capitalized software, net	2,207	2,778
Other assets	330	219
Total assets	$33,960	$31,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,132	$1,756
Accrued compensation and related taxes	1,485	807
Accrued warranty expense	267	247
Accrued other expenses and other current liabilities	166	318
Note payable	18	—
Deferred revenue	627	385
Total current liabilities	3,695	3,513

Deferred revenue	81	265
Total liabilities	$3,776	$3,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,545,482 and 13,519,323 issued and outstanding shares at December 31, 2012 and 2011, respectively	8,127	8,111
Additional paid-in capital	24,604	24,570
Accumulated deficit	(2,547)	(4,612)
Total stockholders’ equity	30,184	28,069
Total liabilities and stockholders’ equity	$33,960	$31,847

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in Thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Sales, net	$27,576	$24,104	$25,954
Expenses
Cost of products	14,511	13,972	14,627
Selling, general and administrative	10,172	10,785	11,955
	24,683	24,757	26,582

Operating income (loss)	2,893	(653)	(628)
Other (expense) income:
Interest expense	(4)	(107)	(30)
Interest income	1	1	1
Other (expense ) income	(9)	(7)	4
Total other expense	(12)	(113)	(25)
Income (loss) before income taxes	2,881	(766)	(653)
Income tax (expense) benefit	(816)	273	(7)
Net income (loss)	$2,065	$(493)	$(660)
Net income (loss) per share-basic:	$0.15	$(0.04)	$(0.05)
Net income (loss) per share-diluted:	$0.15	$(0.04)	$(0.05)
Weighted average shares outstanding-basic	13,542	13,514	13,480
Weighted average shares outstanding-diluted	13,544	13,514	13,480

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in Thousands, except share data)

	Common Stock		Additional paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	13,416,127	8,050	24,071	(3,459)	28,662
Common stock option exercise and issued	92,688	55	32	—	87
Excess tax benefit from share-based compensation	—	—	20	—	20
Share-based compensation expense	—	—	281	—	281
Net income	—	—	—	(660)	(660)
Balance at December 31, 2010	13,508,815	8,105	24,404	(4,119)	28,390
Common stock option exercise and issued	10,508	6	(6)	—	—
Share-based compensation expense	—	—	172	—	172
Net loss	—	—	—	(493)	(493)
Balance at December 31, 2011	13,519,323	8,111	24,570	(4,612)	28,069
Common stock option exercise and issued	26,159	16	7	—	23
Share-based compensation expense	—	—	27	—	27
Net income	—	—	—	2,065	2,065
Balance at December 31, 2012	13,545,482	$8,127	$24,604	$(2,547)	$30,184

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(in Thousands, except share data)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$2,065	$(493)	$(660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for doubtful accounts	(5)	—	17
Inventory reserve	67	148	271
Deferred tax benefit (expense)	763	(368)	12
Depreciation and amortization	1,355	1,412	811
Share-based compensation expense	27	172	281
Excess tax benefit from share-based payment arrangement	—	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	2,098	(255)	(150)
Inventories	(1,264)	(354)	(5,590)
Prepaid expenses and other current assets	(389)	177	193
Other assets	(111)	43	89
Accounts payable	(624)	(997)	1,503
Accrued compensation and related taxes	678	12	(291)
Accrued warranty expense	20	(19)	38
Deferred revenue	58	264	386
Note payable	18	—	—
Accrued other expenses and other current liabilities	(152)	116	7
Net cash provided by (used in) operating activities	4,604	(142)	(3,103)

Investing activities
Purchases of property, plant and equipment	(375)	(215)	(465)
Capitalized software	(364)	—	(1,149)
Net cash used in investing activities	(739)	(215)	(1, 614)

Financing activities
Proceeds from issuance of common stock	23	—	87
Excess tax benefit from share-based payment arrangement	—	—	20
Proceeds from debt	—	1,500	2,000
Repayment of revolving credit line	—	(3,500)	—
Net cash provided by (used in) financing activities	23	(2,000)	2,107
Increase (decrease) in cash	3,888	(2,357)	(2,610)
Cash and cash equivalents, beginning of year	2,693	5,050	7,660
Cash and cash equivalents, end of year	$6,581	$2,693	$5,050
Supplemental disclosure
Cash paid for interest	$4	$107	$30
Cash paid for income taxes	$92	$—	$11
Non-cash financing activity
Cashless exercise of stock options	$4	$6	$7

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2012.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.            Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2012 is adequate.

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

The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with ASC Topic 605, “Revenue Recognition.”  Surcharges collected on certain sales to government customers and remitted to governmental agencies are not included in revenues or in costs and expenses.

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2012, 2011 and 2010 and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2012, 2011 and 2010, accounts receivable from governmental customers were approximately $351, $1,626 and $3,829, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.            Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2012, the Company had cash and cash equivalents in excess of FDIC limits of approximately $6,081.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 77% of the Company’s material, subassembly and product procurements in 2012 were sourced internationally, of which approximately 68.4% were sourced from one supplier.  For 2011, approximately 57% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 46.3% were sourced from one supplier. For 2010, the Company’s internationally sourced material, subassembly and product procurements totaled approximately 65.5%, of which approximately 55.1% were sourced from one supplier. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include accounts receivable allowances, inventory obsolescence reserves, warranty reserves, capitalized software costs and income tax accruals. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s management believes that carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value due to the short-term nature of these financial instruments.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense are classified as part of selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2012, 2011, and 2010, such expenses totaled $254, $348, and $328, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the years ended December 31, 2012, 2011, and 2010 are research and development costs of $3,667, $4,397, and $4,859, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.            Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 718, “Compensation-Stock Compensation.” This Topic requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in ASC Topic 718.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2012, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

2.            Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2012	2011

Finished goods	$4,316	$3,981
Work in process	6,278	4,671
Raw materials	2,751	3,496
	$13,345	$12,148

Changes in the allowance for obsolete and slow moving inventory is as follows:

	Years Ended December 31,
	2012	2011	2010

Balance, beginning of year	$2,765	$2,617	$2,346
Charged to cost of sales	164	148	271
Disposal of inventory	(97)	-	-
Balance, end of year	$2,832	$2,765	$2,617

3.            Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts is composed of the following:

	Years Ended December 31,
	2012	2011	2010

Balance, beginning of year	$44	$44	$44
Provision for doubtful accounts	-	-	17
Uncollectible accounts written off	(5)	-	(17)
Balance, end of year	$39	$44	$44

4.            Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2012	2011

Leasehold improvements	$294	$274
Machinery and equipment	5,289	4,934
Less accumulated depreciation and amortization	(4,470)	(4,050)
Property, plant and equipment, net	$1,113	$1,158

Depreciation and amortization expense relating to property, plant, and equipment  for the years ended December 31, 2012, 2011 and 2010 was $420, $414 and $414, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

5.            Accounting for Software Costs

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled $2,207, $2,778 and $3,776 as of December 31, 2012, 2011 and 2010, respectively.  For the years ended December 31, 2012, 2011 and 2010, the Company’s amortization expense for capitalized software was approximately $935, $998 and $631, respectively.

6.            Debt

The Company has a secured revolving credit facility with Silicon Valley Bank (“SVB”).   On December 18, 2012, the Company and SVB amended the Loan and Security Agreement dated as of October 23, 2008, as amended by the First Amendment thereto dated as of October 20, 2010 and the Second Amendment thereto dated as of June 22, 2011, under which the existing $5.0 million secured revolving credit facility is maintained, by entering into the Third Amendment to Loan and Security Agreement.   Under the Third Amendment, the existing $5.0 million secured revolving credit facility was amended as follows:

●	the secured credit facility’s maturity date was extended to December 31, 2014 from December 31, 2012;

●
the variable rate at which borrowings bear interest was reduced from the prime rate plus 50 basis points to the prime rate when the Company’s “Adjusted Quick Ratio” is greater than or equal to 1.25 to 1.00;

●	the unused revolving line facility fee and the letter of credit fee were eliminated;

●
the Company’s minimum “tangible net worth” requirement was reset to $25.77 million, such minimum requirement continuing to be subject to increase by (i) 50% of quarterly net profits and (ii) 75% of the net proceeds received from issuances of equity and issuances of “subordinated debt”; and

●
the Company’s obligation not to pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock was amended to permit “Permitted Stock Repurchases” consisting of repurchases of RELM common stock when (i) no default or event of default exists, (ii) the Company’s representations and warranties remain true in all material respects, (iii) the repurchase occurs not later than December 31, 2013, (iv) the aggregate purchase price for all Permitted Stock Repurchases does not exceed $2,500,000 and (v) at the time of the repurchase the “Adjusted Quick Ratio” is at least 1.25 to 1.00.

The Company remains subject to substantially the same customary borrowing terms and conditions under the secured credit facility as it was prior to the Third Amendment, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.  The Company’s obligations are secured by substantially all of its assets, principally accounts receivable and inventory.

The Company was in compliance with all covenants under the Loan and Security Agreement, as amended by the Third Amendment, as of December 31, 2012.  The Company had no borrowings outstanding under the secured credit facility as of December 31, 2012, and approximately $2.5 million was available for borrowing.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

6.            Debt (continued)

The foregoing description of the revolving credit facility is not complete and is qualified in its entirety by reference to the loan and security agreement dated as of October 23, 2008, as amended by the first amendment to loan and security agreement dated as of October 20, 2010, by the second amendment to loan and security agreement dated June 22, 2011, and by the third amendment to loan and security agreement dated December 18, 2012, copies of which are listed and incorporated by reference as Exhibits 10.8, 10.9, 10.10 and 10.11 to the report in which these Consolidated Financial Statements are included, and are incorporated by reference herein.

7.            Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida. The original lease, which expired on June 30, 2005, was renewed for an additional five years with an expiration date of June 30, 2010. In December 2008, the lease was amended to reduce the monthly rent expense and extend the expiration date by five years to June 30, 2015. Rental, maintenance and tax expenses for this facility were approximately $475, $468 and $447 in 2012, 2011 and 2010, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The lease, which expired on December 31, 2009, was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92 in 2012, 2011 and 2010, respectively.

The following table summarizes future minimum rental payments under these leases as of December 31, 2012:

2013	$570
2014	570
2015	239
2016	-
Later years	-

$1,379

8.            Income Taxes

The income tax (expense) benefit is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$49	$83	$3
State	5	11	2
	54	94	5
Deferred:
Federal	722	(359)	32
State	40	(8)	(30)
	762	(367)	2
	$816	$(273)	$7

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.            Income Taxes (continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2012	2011	2010

Statutory U.S. income tax rate	34.0%	(34.0)%	(34.0)%
States taxes, net of federal benefit	1.50%	(0.58)%	(4.4)%
Permanent differences	1.04%	11.07%	19.0%
Change in valuation allowance	(8.19)%	(9.13)%	52.0%
Change in net operating loss carryforwards and
tax credits	0.30%	(3.36)%	(33.2)%
Other	(0.33)%	0.42%	1.7%

Effective income tax rate	28.32%	35.58%	1.1%

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2012		2011
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$2,098	$1,369	$1,224	$3,109
R and D tax credit	—	860	—	860
AMT tax credit	—	251	—	202
Section 263A costs	534	—	496	—
Research and development costs	219	1,206	244	1,432
Amortization	—	19	—	15

Asset reserves:
Bad debts	14	—	16	—
Inventory reserve	1,009	—	987	—

Accrued expenses:
Non-qualified stock options	—	77	—	78
Compensation	208	—	187	—
Warranty	347	—	304	—
Deferred tax assets	4,429	3,782	3,458	5,696
Less valuation allowance	—	(14)	—	(250)
Less APIC pool reserve	—	(380)	—	(380)
Total deferred tax assets	4,429	3,388	3,458	5,066

Deferred tax liabilities:
Depreciation	—	(410)	—	(354)
Total deferred tax liabilities	—	(410)	—	(354)

Net deferred tax assets	$4,429	$2,978	$3,458	$4,712

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.             Income Taxes (continued)

As of December 31, 2012, the Company had a net deferred tax asset of approximately $7,407.  This asset is primarily composed of net operating loss carry forwards (“NOLs”), research and development costs, and a reserve for inventory. The NOLs total $8,263 for federal and $17,807for state purposes, with expirations starting in 2017. Included in the Company’s NOLs as of December 31, 2012 is approximately $1,009 from the exercises of stock options. The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $380 and is reserved through a valuation allowance at December 31, 2012, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

During 2012 and 2011 the Company utilized $2,447 and $4,160, respectively, of its NOLs.  The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2012, 2011, and 2010.  ASC Topic 740 “Income Taxes” requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset.  Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will not realize a portion of the benefit of its state deferred tax assets.  For 2012, the Company has established a valuation allowance of $14 for the portion of benefit of its state deferred tax assets that more likely than not will not be realized.  Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2012. It cannot presently be estimated what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future.  The 2012 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2012, 2011, and 2010, the Company incurred $49, $83 and $0, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

As a result of the implementation of ASC Topic 740 “Income Taxes”, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2012 and the Company does not believe there will be any material changes in its unrecognized tax positions over the new twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2012 are reported as a component of income tax expense.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
8.             Income Taxes (continued)

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2009, 2010, and 2011 are still open to IRS examination under the statute of limitations.  An IRS examination on the Company’s 2007 calendar year was recently closed with no change.

9.             Income Per Share

The following table sets the computation of basic and diluted (loss) income per share:

	Years ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) from continuing operations numerator for basic and diluted earnings per share	$2,065	$(493)	$(660)
Denominator:
Denominator for basic earnings per share weighted average shares	13,542,305	13,513,939	13,479,601
Effect of dilutive securities:
Stock options	2,231	—	—
Denominator for diluted earnings per share weighted average shares	13,544,536	13,513,939	13,479,601
Basic income (loss) per share	$0.15	$(0.04)	$(0.05)
Diluted income (loss) per share	$0.15	$(0.04)	$(0.05)

Approximately 436,000, 681,000, and 1,000,000 stock options for the years ended December 31, 2012, 2011, and 2010, respectively, were excluded from the calculation because they were anti-dilutive.

10.           Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $27, $172 and $281 of share-based employee compensation expense during the years ended December 31, 2012, 2011and 2010, respectively, and is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations.  No amount of share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2012, 2011and 2010 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

10.           Share-Based Employee Compensation (continued)

	FY 2012	FY 2011	FY 2010

Expected Volatility	72.3%	86.4%	76.6% - 83.7%
Expected Dividends	0.00	0.00	0.00
Expected Term (in years)	3.0	3.0	3.0 - 6.5
Risk-Free Rate	0.40%	0.90%	2.54%
Estimated forfeitures	0.0%	0.0%	0.0%

A summary of stock option activity under our stock option plans as of December 31, 2012, and changes during the year ended December 31, 2012 are presented below:

As of January 1, 2012		Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)

Outstanding		680,912	3.56	—	2.31	—
Vested		609,244	3.60	—	2.33	—
Nonvested		71,668	3.20	—	2.14	—

Period activity
Issued		25,000	2.03	—	0.68	—
Exercised		26,159	1.12	—	0.79	—
Forfeited		—	—	—	—	—
Expired		218,809	3.85	—	2.28	—

As of December 31, 2012
Outstanding		460,944	3.47	4.09	2.29	4,500
Vested		435,944	3.55	4.07	2.38	4,500
Nonvested		25,000	2.03	4.39	0.68	—

Outstanding:
Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)

0.77	2.80	258,500	1.97	3.19
4.00	6.33	169,508	4.22	5.65
7.00	11.40	32,936	11.40	3.15
		460,944	3.47	4.09

Exercisable:
Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)

0.77	2.80	233,500	1.96
4.00	6.33	169,508	4.22
7.00	11.40	32,936	11.40
		435,944	3.55

The weighted-average grant-date fair value per option granted during the years 2012, 2011, and 2010 was $0.68, $1.11, and $2.59, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011, and 2010, was approximately $15, $4, and $240, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

11.           Significant Customers

Sales to the United States Government represented approximately 39%, 52% and 70% of the Company’s total sales for the years ended December 31, 2012, 2011, and 2010, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, and the United States Department of the Interior.

12.           Retirement Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2012, 2011 and 2010, total contributions made by the Company were $47, $38 and $108, respectively.

13.           Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $93, $77 and $98 for the years ended December 31, 2012, 2011 and 2010, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $4,204 as of December 31, 2012.

Self Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2012, the plan had a stop loss provision insuring losses beyond $70 per employee per year and an aggregate stop loss of $1,556.  As of December 31, 2012 and 2011, the Company recorded an accrual for estimated claims in the amount of approximately $163 and $144, respectively, in the accrued liabilities in the Company’s consolidated balance sheet.  This amount represents the Company’s estimate of  incurred but not reported claims as of December 31, 2012.

Liability for Product Warranties

Changes in the Company’s liability for its standard two year product warranties during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year

2012	$247	267	(247)	$267
2011	$266	247	(266)	$247
2010	$228	263	(225)	$266

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2012.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

14.           Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Year Ended December 31, 2012
Sales, net	$4,369	$9,327	$8,112	$5,768
Gross profit	1,667	4,640	4,028	2,730
Net (loss) income	(401)	1,246	884	336
(Loss) earnings per share – basic	(0.03)	0.09	0.07	0.03
(Loss) earnings per share – diluted	(0.03)	0.09	0.07	0.03

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Year Ended December 31, 2011
Sales, net	$6,714	$4,671	$6,976	$5,743
Gross profit	2,601	1,656	3,509	2,366
Net (loss) income	(688)	(855)	914	136
(Loss) earnings per share – basic	(0.05)	(0.06)	0.07	0.01
(Loss) earnings per share – diluted	(0.05)	(0.06)	0.07	0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based on this evaluation they have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with United States generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that our internal controls over financial reporting were effective as of December 31, 2012. In making the assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

(b)	Exhibits: The exhibits listed below are filed or furnished as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (1)
3(ii)	Certificate of Amendment to Articles of Incorporation (2)
3(iii)	By-Laws, as amended (3)
10.1	1997 Stock Option Plan, as amended (4)
10.2	2007 Non-Employee Directors’ Stock Option Plan (7)
10.3	2007 Incentive Compensation Plan (7)
10.4	Manufacturing Agreement (2)
10.5	Contract dated July 6, 2005 between RELM Wireless Corporation and the United States Postal Service (5)
10.6	Form of 2007 Non-Employee Directors’ Stock Option Agreement*
10.7	Form of Option Agreement for 1997 Stock Option Plan (6)
10.8	Loan and Security Agreement dated as of October 23, 2008 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (8)
10.9	First Amendment to Loan and Security Agreement dated as of October 20, 2010 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (9)
10.10	Second Amendment to Loan and Security Agreement dated as of June 22, 2011 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (10)
10.11	Third Amendment to Loan and Security Agreement dated as of December 18, 2012 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (11)
10.12	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and David P. Storey (12)
10.13	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and William P. Kelly (12)
10.14	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and James E. Gilley (12)
10.15	Form of 2007 Incentive Compensation Plan Option Agreement*
21	Subsidiaries of Registrant*
23.1	Consent of BDO USA, LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Linkbase Document**
_______________
*	Included with this filing

**	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-129113).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-112446).

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed February 27, 2006.

(7)	Incorporated by reference from the Company’s definitive Proxy Statement filed April 5, 2007, relating to the 2007 annual stockholders’ meeting.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 28, 2008.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 20, 2010.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 22, 2011.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 19, 2012.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed March 2, 2012.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) is listed in exhibit 10.1, 10.2, 10.3, 10.6, 10.7, 10.12, 10.13, 10.14 and 10.15.

(c)	Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 5th day of March 2013.

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

SIGNATURE	TITLE	DATE

/s/ George N. Benjamin, III	Chairman of the Board	March 5, 2013
George N. Benjamin, III

/s/ David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2013
David P. Storey

/s/ William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 5, 2013
William P. Kelly

/s/ Donald F. U. Goebert	Director	March 5, 2013
Donald F. U. Goebert

/s/ Randolph K. Piechocki	Director	March 5, 2013
Randolph K. Piechocki

/s/ Warren N. Romine	Director	March 5, 2013
Warren N. Romine

/s/ Timothy W. O’Neil	Director	March 5, 2013
Timothy W. O’Neil

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.6	Form of 2007 Non-Employee Directors’ Stock Option Agreement
10.15	Form of 2007 Incentive Compensation Plan Option Agreement
21	Subsidiaries of Registrant
23.1	Consent of BDO USA LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________
*           Furnished herewith (not filed)