Form 10-Q
period 2013-03-31
RELM WIRELESS CORP
filed 2013-05-08
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 13,545,482 shares of common stock, $0.60 par value, of the registrant outstanding at April 27, 2013.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$4,516	$6,581
Trade accounts receivable (net of allowance for doubtful accounts of $39 at March 31, 2013 and December 31, 2012, respectively)	4,996	2,062
Inventories, net	13,480	13,345
Deferred tax assets	4,264	4,429
Prepaid expenses and other current assets	678	915
Total current assets	27,934	27,332
Property, plant and equipment, net	1,066	1,113
Deferred tax assets, net	3,069	2,978
Capitalized software, net	2,085	2,207
Other assets	321	330
Total assets	$34,475	$33,960

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,742	$1,132
Accrued compensation and related taxes	1,039	1,485
Accrued warranty expense	284	267
Accrued other expenses and other current liabilities	148	166
Note payable	-	18
Deferred revenue	537	627
Total current liabilities	3,750	3,695

Deferred revenue	105	81
Total liabilities	$3,855	$3,776
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	-	-
Common stock; $.60 par value; 20,000,000 authorized shares: 13,545,482 issued and outstanding shares at March 31, 2013 and December 31, 2012, respectively	8,127	8,127
Additional paid-in capital	24,635	24,604
Accumulated deficit	(2,142)	(2,547)
Total stockholders' equity	30,620	30,184
Total liabilities and stockholders' equity	$34,475	$33,960

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share data) (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Sales, net	$7,073	$4,369
Expenses
Cost of products	3,838	2,702
Selling, general and administrative	2,736	2,340
Total expenses	6,574	5,042

Operating income (loss)	499	(673)

Other expense:
Net interest expense	-	-
Other expense	(20)	(5)
Total other expense	(20)	(5)

Income (loss) before income taxes	479	(678)

Income tax (expense) benefit	(74)	277

Net income (loss)	$405	$(401)

Net income (loss) per share-basic:	$0.03	$(0.03)
Net income (loss) per share-diluted:	$0.03	$(0.03)
Weighted average shares outstanding-basic	13,545,482	13,533,949
Weighted average shares outstanding-diluted	13,556,369	13,533,949

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Operating activities
Net income (loss)	$405	$(401)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	-	(1)
Inventories reserve	13	52
Deferred tax obligation (benefit)	74	(279)
Depreciation and amortization	369	317
Shared-based compensation expense	31	15
Changes in operating assets and liabilities:
Accounts receivable	(2,934)	2,037
Inventories	(148)	(437)
Prepaid expenses and other current assets	237	(27)
Other assets	9	9
Accounts payable	610	(360)
Accrued compensation and related taxes	(446)	106
Accrued warranty expense	17	8
Note payable	(18)	-
Deferred revenue	(66)	1
Accrued other expenses and other current liabilities	(18)	(263)
Net cash (used in) provided by operating activities	(1,865)	777

Investing activities
Purchases of property, plant and equipment	(50)	(19)
Capitalized software	(150)	-
Net cash used in investing activities	(200)	(19)

Financing activities
Proceeds from issuance of common stock	-	20
Cash provided by financing activities	-	20

Net change in cash and cash equivalents	(2,065)	778
Cash and cash equivalents, beginning of period	6,581	2,693
Cash and cash equivalents, end of period	$4,516	$3,471

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$61
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$-	$4

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.             Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 have been prepared by RELM Wireless Corporation (the Company), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the three month periods ended March 31, 2013 and 2012, or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.             Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $39 on gross trade receivables of $5,035 at March 31, 2013 and $39 on gross receivables of $2,101 at December 31, 2012. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.             Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2013	December 31, 2012
Finished goods	$4,519	$4,316
Work in process	5,833	6,278
Raw materials	3,128	2,751
	$13,480	$13,345

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,845 at March 31, 2013, compared with approximately $2,832 at December 31, 2012. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

4.             Income Taxes

Income tax expense totaling approximately $74 has been recorded for the three months ended March 31, 2013.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

As of March 31, 2013 and December 31, 2012, the Company’s net deferred tax assets totaled approximately $7,333 and $7,407, respectively, and are primarily composed of net operating loss carry forwards (NOLs). These NOLs total $8,263 for federal and $17,807 for state purposes, with expirations starting in 2017 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize a portion of the benefit of its net deferred tax assets recorded at March 31, 2013. Accordingly, for the three months ended March 31, 2013, the Company maintained its valuation allowance totaling approximately $14 for the portion of benefit of its state deferred tax assets that more likely than not will not be realized. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2013.

5.             Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three months ended March 31, 2013, the Company recorded capitalized software of $150. For the three months ended March 31, 2013, the Company’s amortization cost was approximately $272, compared with $220 for the same period last year. Net capitalized software costs totaled $2,085 and $2,207 as of March 31, 2013 and December 31, 2012, respectively.

6.             Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2013 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2012	13,545,482	$8,127	$24,604	$(2,547)	$30,184
Common stock option exercise and issued	−	−	−	−	−
Share-based compensation Expense	−	−	31	−	31
Net income	−	−	−	405	405
Balance at March 31, 2013	13,545,482	$8,127	$24,635	$(2,142)	$30,620

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

On March 8, 2013 the Company’s Board of Directors approved up to $2.5 million of share repurchases through December 31, 2013. The repurchases were authorized to be made from time to time through a variety of methods, including open market repurchases and privately negotiated transactions, and would be funded from available cash. There can be no assurance as to the amount, timing or prices of repurchases. The specific timing and amount of repurchases, if any, will vary based upon market conditions, share price and other factors. The repurchase program may be suspended, modified or terminated by the Board at any time. During the first quarter ended March 31, 2013 the Company did not repurchase any of its shares.

7.             Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$405	$(401)
Denominator:
Denominator for basic earnings per share weighted average shares	13,545,482	13,533,949

Effect of dilutive securities:
Options	10,887	-

Denominator
Denominator for diluted earnings per share weighted average shares	13,556,369	13,533,949

Basic income (loss) per share	$0.03	$(0.03)
Diluted income (loss) per share	$0.03	$(0.03)

A total of 533,444 shares related to options are not included in the computation of diluted income (loss) per share for the three months ended March 31, 2012, because to do so would have been anti-dilutive for this period.

8.             Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $31 for the three months ended March 31, 2013, compared with $15 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 for the three months ended March 31, 2013, compared with $0 for the same period last year) and selling, general and administrative expenses ($31 for the three months ended March 31, 2013, compared with $15 for the same period last year). There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2013 was calculated using certain assumptions. For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under the Company’s stock option plans as of March 31, 2013, and changes during the three months ended March 31, 2013 are presented below:

As of January 1, 2013	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	460,944	3.47	-	2.29	-
Vested	435,944	3.55	-	2.38	-
Nonvested	25,000	2.03	-	0.68	-

Period activity
Issued	55,000	2.23	-	1.40	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of March 31, 2013
Outstanding	515,944	3.34	4.50	2.19	92,305
Vested	454,275	3.50	4.08	2.34	84,838
Nonvested	61,669	2.15	7.60	1.11	7,467

9.             Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2013.

Other

As of March 31, 2013, the Company had purchase orders to suppliers of approximately $3,813.

Significant Customers

Sales to United States government agencies represented approximately $3,276 (46.5%) of the Company’s total sales for the three months ended March 31, 2013, compared with approximately $1,416 (32.4%) for the same period last year. Accounts receivable from agencies of the United States government were approximately $2,891 as of March 31, 2013 compared with approximately $625 at the same date last year.

10.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2014. As of March 31, 2013, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.  For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As of March 31, 2013, there were no borrowings outstanding under the revolving credit facility and there was approximately $4,203 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●	changes or advances in technology;

●	the success of our LMR product line;

●	competition in the land mobile radio industry;

●	general economic and business conditions, including federal, state and local government budget deficits and spending limitations;

●	the availability, terms and deployment of capital;

●	reliance on contract manufacturers and suppliers;

●	heavy reliance on sales to agencies of the United States government;

●	our ability to utilize deferred tax assets;

●	retention of executive officers and key personnel;

●	our ability to manage our growth;

●	government regulation;

●	our business with manufacturers located in other countries;

●	our inventory and debt levels;

●	protection of our intellectual property rights;

●	fluctuation in our operating results;

●	acts of war or terrorism;

●	any infringement claims;

●	provisions in our charter documents and under Nevada law that may discourage a potential takeover;

●	maintenance of our NYSE MKT listing; and

●	the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

Executive Summary

Our financial and operating results for the three months ended March 31, 2013 improved significantly compared with the same quarter last year. Total sales and sales of P25 digital products both increased, while costs of products as a percentage of sales declined. Consequently, we realized higher gross profit margins and operating income for the current year’s first quarter, compared with an operating loss for the first quarter last year.

For the three months ended March 31, 2013, total sales were approximately $7.1 million, compared with approximately $4.4 million for the same quarter last year, an increase of 61.9%. Sales of P25 digital products for the first quarter of 2013 totaled approximately $4.8 million (67.6% of total sales) compared with approximately $2.2 million (49.8% of total sales) for the same quarter last year.

Gross margins as a percentage of sales for the first quarter ended March 31, 2013 were approximately 45.7%, compared with 38.2% for the same quarter last year. The gross margins for the quarter reflect significant P25 digital product sales and an increase in total sales, which fueled higher manufacturing volumes.

For the first quarter ended March 31, 2013, selling, general and administrative expenses (SG&A) totaled approximately $2.7 million (38.7% of sales) compared with approximately $2.3 million (53.6% of sales) for the same period last year, reflecting additional sales, marketing, engineering and headquarters expenses.

Pretax income for the quarter ended March 31, 2013 totaled approximately $479,000, compared with a pretax loss of approximately $678,000 for the same quarter last year, an improvement of approximately $1.2 million.

For the three months ended March 31, 2013, income tax expense totaled approximately $74,000, compared with an income tax benefit of approximately $277,000 for the same period last year. Our income tax expense and benefit is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three months ended March 31, 2013 was approximately $405,000 ($0.03 per basic and diluted share), compared with a net loss totaling approximately $401,000 ($0.03 per basic share) for the same period last year.

As of March 31, 2013, working capital totaled approximately $24.2 million, of which approximately $9.5 million was comprised of cash and trade receivables. As of December 31, 2012 working capital totaled approximately $23.6 million, of which approximately $8.6 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2013	March 31, 2012

Sales	100.0%	100.0%
Cost of products	(54.3)	(61.8)
Gross margin	45.7	38.2
Selling, general and administrative expenses	(38.7)	(53.6)
Net interest expense	(0.0)	(0.0)
Other expense	(0.3)	(0.1)
Pretax (loss) income	6.7	(15.5)
Income tax expense	1.0	6.3
Net (loss) income	5.7%	(9.2)%

Net Sales

For the first quarter ended March 31, 2013, net sales were approximately $7.1 million, compared with approximately $4.4 million for the same quarter last year. Sales of P25 digital products for the quarter totaled approximately $4.8 million (67.6% of total sales), compared with approximately $2.2 million (49.8% of total sales) for the same quarter last year.

The comparative growth in both total sales and sales of digital products was driven primarily by substantial orders from longstanding legacy customers, supplemented by orders from new customers in state and local public safety agencies. This continues a trend in recent quarters that we believe has demonstrated our success in broadening our base of sales revenue with new customers in new markets, which is made possible by our KNG line of P25 digital products.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the first quarter ended March 31, 2013 was 45.7%, compared with 38.2% for the same quarter last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing. The cost of products and corresponding gross margins for the three months ended March 31, 2013 reflected a favorable mix of product sales weighted toward P25 digital products, both newer KNG models and legacy D-Series models. Also, as a result of the increase in total sales relative to the same period last year, manufacturing volumes increased. Accordingly, we more fully utilized and absorbed our base of manufacturing and support expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs. We also regularly consider manufacturing alternatives to improve quality, speed and costs. We anticipate that our current contract manufacturing relationships or comparable alternatives will be available to us in the future. We believe leveraging increased sales volumes and P-25 product sales, combined with the aforementioned manufacturing improvements, should yield gross margin improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter 2013 were approximately $2.7 million (38.7% of sales) compared with approximately $2.3 million (53.6% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter 2013 increased $66,000 (7.8%) to approximately $912,000 compared with $846,000 for the same quarter last year. The increase was primarily due to amortization of capitalized software and compensation related expenses.

Marketing and selling expenses for the first quarter 2013 increased by $176,000 (20.5%) to approximately $1.0 million compared with $847,000 for the same quarter last year. The increase relates primarily to commissions and incentives, which directly correlate with the growth in sales.

General and administrative expenses for the first quarter 2013 increased by $148,000 (23.2%) to approximately $785,000 compared with $637,000 for the same period last year. The increases were primarily the result of headquarters, public company and compensation related expenses.

Operating Income (Loss)

Operating income for the quarter ended March 31, 2013 totaled approximately $499,000 (7.1% of sales), compared with an operating loss of approximately $673,000 (15.4% of sales) for the same quarter last year. The improvement in operating income for the first quarter was primarily due to higher product sales combined with lower product costs and the resulting increase in gross profit margins.

Net Interest Expense

We incurred no net interest expense for the first quarter ended March 31, 2013 or for the same quarter last year. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of March 31, 2013 was 4.00% per annum. This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense for the quarter ended March 31, 2013 of approximately $74,000, compared with a tax benefit of $277,000 for the same quarter last year. Our income tax expense and benefit are primarily non-cash.

As of March 31, 2013, our net deferred tax assets totaled approximately $7.3 million, and are primarily composed of net operating loss carry forwards (NOLs). These NOLs total $8.3 million for federal and $17.8 million for state purposes, with expirations starting in 2017 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our net deferred tax assets recorded at March 31, 2013. Accordingly, as of March 31, 2013, we maintained our valuation allowance totaling approximately $14,000 for the portion of benefit of our state deferred tax assets that more likely than not will not be realized. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2013.

Liquidity and Capital Resources

For the first quarter ended March 31, 2013, net cash used in operating activities totaled approximately $1.9 million, compared with cash provided by operating activities totaling approximately $777,000 for the same quarter last year. Cash used in operating activities was primarily related to increases in accounts receivable, which was partially offset by net income, accounts payable and depreciation and amortization. For the quarter ended March 31, 2013, we realized net income of approximately $405,000 compared with a net loss totaling approximately $401,000 for the same quarter last year. Accounts receivable increased approximately $2.9 million during the first quarter 2013, reflecting sales that were consummated later in the quarter that have not yet completed their collection cycle. For the same period last year, accounts receivable declined approximately $2.0 million as a result of collections from customers and a decrease in sales. Accounts payable for the first quarter increased approximately $610,000 due to higher business volumes and related material purchases. For the same quarter last year trade payables decreased by approximately $360,000 primarily due to payments to suppliers. Depreciation and amortization totaled approximately $369,000 for the quarter ended March 31, 2013, compared with approximately $317,000 for the same period last year, as some capitalized software reached the peak of its amortization schedule. Deferred tax assets for the first quarter of 2013 decreased by approximately $74,000 due to non-cash tax expense on our pretax income. During the same period last year deferred tax assets increased approximately $279,000 as a result of recognizing non-cash tax benefit on our pretax loss. Accrued compensation decreased by approximately $446,000, reflecting the payment of incentive compensation. For the same period last year, accrued compensation increased approximately $106,000.

Cash used in investing activities for the quarter ended March 31, 2013 totaled approximately $200,000, compared with approximately $19,000 for the same quarter last year. Cash used in investing activities for the three months ended March 31, 2013 was primarily to fund the purchase of engineering and manufacturing equipment and the development of software. We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

There was no cash provided by or used in financing activities for the quarter ended March 31, 2013. For the same period last year, approximately $20,000 in proceeds was received from the issuance of common stock.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2014.

As of March 31, 2013 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.  For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

As of March 31, 2013 and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of March 31, 2013 and the date of this report, there was approximately $4.2 million and $2.6 million, respectively, of borrowing available under the revolving credit facility.

On March 8, 2013 our Board of Directors approved up to $2.5 million of share repurchases through December 31, 2013. The repurchases were authorized to be made from time to time through a variety of methods, including open market repurchases and privately negotiated transactions, and would be funded from available cash. There can be no assurance as to the amount, timing or prices of repurchases. The specific timing and amount of repurchases, if any, will vary based upon market conditions, share price and other factors. The repurchase program may be suspended, modified or terminated by the Board at any time. During the first quarter ended March 31, 2013 we did not repurchase any of our shares.

Our cash balance at March 31, 2013 was approximately $4.5 million. We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.  However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements. The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended March 31, 2013 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the lender’s prime rate in effect from time to time, and our adjusted quick ratio. As of March 31, 2013, there were no borrowings outstanding under our revolving credit facility.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 9 (Legal Proceedings) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On March 8, 2013 our Board of Directors approved up to $2.5 million of share repurchases through December 31, 2013. No repurchases of our common stock were made during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
01/01/13 - 01/31/13	—	$—	—	$2,500,000
02/01/13 - 02/28/13	—	—	—	2,500,000
03/01/13 - 03/31/13	—	—	—	2,500,000
Total	—	$—	—	$2,500,000

ITEM 6.  EXHIBITS

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	By-Laws, as amended (3)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*
____________
*	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-129113).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 8, 2013	By:	/s/ David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 8, 2013	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	By-Laws, as amended (3)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-129113).