Form 10-Q
period 2013-09-30
RELM WIRELESS CORP
filed 2013-11-13
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

               There were 13,580,471 shares of common stock, $0.60 par value, of the registrant outstanding at October 27, 2013.

PART I. - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

C Current assets:
C Cash and cash equivalents	$7,630	$6,581
Tr Trade accounts receivable (net of allowance for doubtful accounts of $39 at September 30, 2013 and December 31, 2012, respectively)	3,783	2,062
n Inventories, net	11,444	13,345
Deferred tax assets	3,372	4,429
Prepaid expenses and other current assets	1,371	915
Total current assets	27,600	27,332
Property, plant and equipment, net	1,018	1,113
Deferred tax assets, net	3,487	2,978
Capitalized software , net	1,731	2,207
Other assets	323	330
Total assets	$34,159	$33,960

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$938	$1,132
Accrued compensation and related taxes	874	1,485
Accrued warranty expense	281	267
Accrued other expenses and other current liabilities	200	166
Note payable	-	18
Deferred revenue	372	627
Total current liabilities	2,665	3,695

Deferred revenue	124	81
Total liabilities	$2,789	$3,776
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	-	-
Common stock; $.60 par value; 20,000,000 authorized shares: 13,580,471 and 13,545,482 issued and outstanding shares at September 30, 2013 and December 31, 2012, respectively	8,148	8,127
Additional paid-in capital	24,653	24,604
Accumulated deficit	(1,431)	(2,547)
Total stockholders' equity	31,370	30,184
Total liabilities and stockholders' equity	$34,159	$33,960

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales, net	$7,600	$8,112	$20,864	$21,809
Expenses
Cost of products	4,328	4,084	11,640	11,473
Selling, general and administrative	2,505	2,633	7,580	7,598
Total expenses	6,833	6,717	19,220	19,071

Operating income	767	1,395	1,644	2,738

Other income (expense):
Net interest expense	(0)	(0)	(0)	(3)
Other income (expense)	0	(3)	11	(10)
Total other income (expense)	0	(3)	11	(13)

Income before income taxes	767	1,392	1,655	2,725

Income tax expense	(253)	(508)	(539)	(996)

Net income	$514	$884	$1,116	$1,729

Net earnings per share-basic:	$0.04	$0.07	$0.08	$0.13
Net earnings per share-diluted:	$0.04	$0.07	$0.08	$0.13
Weighted average shares outstanding-basic	13,580,471	13,545,482	13,563,486	13,541,250
Weighted average shares outstanding-diluted	13,648,570	13,549,146	13,619,676	13,543,631

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine months Ended
	September 30, 2013	September 30, 2012

Operating activities
Net income	$1,116	$1,729
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	-	(5)
Inventories reserve	108	6
Deferred tax obligation	548	938
Depreciation and amortization	1,119	975
Shared-based compensation expense	36	23
Changes in operating assets and liabilities:
Accounts receivable	(1,721)	(449)
Inventories	1,793	(174)
Prepaid expenses and other current assets	(456)	(411)
Other assets	7	(119)
Accounts payable	(194)	795
Accrued compensation and related taxes	(611)	739
Accrued warranty expense	14	(24)
Note payable	(18)	35
Deferred revenue	(212)	55
Accrued other expenses and other current liabilities	34	(87)
Net cash provided by operating activities	1,563	4,026

Investing activities
Purchases of property, plant and equipment	(208)	(349)
Capitalized software	(340)	(160)
Net cash used in investing activities	(548)	(509)

Financing activities
Proceeds from issuance of common stock	34	22
Cash provided by financing activities	34	22

Net change in cash and cash equivalents	1,049	3,539
Cash and cash equivalents, beginning of period	6,581	2,693
Cash and cash equivalents, end of period	$7,630	$6,232

Supplemental disclosure
Cash paid for interest	$-	$3
Income tax paid	$-	$62
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$9	$4

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the three and nine month periods ended September 30, 2013 and 2012 or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $39 on gross trade receivables of $3,822 at September 30, 2013 and $39 on gross receivables of $2,101 at December 31, 2012.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2013	December 31, 2012
Finished goods	$3,970	$4,316
Work in process	5,077	6,278
Raw materials	2,397	2,751
	$11,444	$13,345

Reserves for slow-moving, excess, or obsolete inventory were approximately $2,940 at September 30, 2013, compared with approximately $2,832 at December 31, 2012. The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.

4.           Income Taxes

Income tax expense totaling approximately $253 and $539 has been recorded for the three and nine months ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company’s net deferred tax assets totaled approximately $6,859 and $7,407, respectively, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $8,263 for federal and $15,430 for state purposes, with expirations starting in 2018 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize a portion of the benefit of its net deferred tax assets recorded at September 30, 2013.  Accordingly, for the nine months ended September 30, 2013, the Company reduced its  valuation allowance by $14 resulting in a total valuation allowance of approximately $366 for the portion of benefit of its net deferred tax assets that more likely than not will not be realized.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2013.

5.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and nine months ended September 30, 2013, the Company recorded capitalized software of $51 and $340, respectively.  For the three and nine months ended September 30, 2013, the Company’s amortization cost was approximately $272 and $816, respectively, compared with $221 and $661 for the same periods last year.  Net capitalized software costs totaled $1,731 and $2,207 as of September 30, 2013 and December 31, 2012, respectively.

6.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the nine months ended September 30, 2013 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2012	13,545,482	$8,127	$24,604	$(2,547)	$30,184
Common stock option exercise and issued	34,989	21	13	−	34
Share-based compensation expense	−	−	36	−	36
Net income	−	−	−	1,116	1,116
Balance at September 30, 2013	13,580,471	$8,148	$24,653	$(1,431)	$31,370

    On March 8, 2013, the Company’s Board of Directors approved up to $2.5 million of share repurchases through December 31, 2013.  The repurchases were authorized to be made from time to time through a variety of methods, including open market repurchases and privately negotiated transactions, and would be funded from available cash.  There can be no assurance as to the amount, timing or prices of repurchases.  The specific timing and amount of repurchases, if any, will vary based upon market conditions, share price and other factors.  The repurchase program may be suspended, modified or terminated by the Board at any time.  During the period ended September 30, 2013, the Company did not repurchase any of its shares.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.           Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income (numerator for basic and diluted earnings per share)	$514	$884	$1,116	$1,729
Denominator:
Denominator for basic earnings per share weighted average shares	13,580,471	13,545,482	13,563,486	13,541,250

Effect of dilutive securities:
Options	68,099	3,664	56,190	2,381

Denominator
Denominator for diluted earnings per share weighted average shares	13,648,570	13,549,146	13,619,676	13,543,631

Basic income per share	$0.04	$0.07	$0.08	$0.13
Diluted income per share	$0.04	$0.07	$0.08	$0.13

A total of  287,444 shares related to options are not included in the computation of diluted income per share for the three and nine months ended September 30, 2013 because to do so would have been anti-dilutive for these periods.

8.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $3 and $36, respectively, for the three and nine months ended September 30, 2013, compared with $5 and $23 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of selling, general and administrative expenses ($3 and $36 for the three and nine months ended September 30, 2013, respectively, compared with $5 and $23 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2013 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under the Company’s stock option plans as of September 30, 2013, and changes during the nine months ended September 30, 2013 are presented below:

As of January 1, 2013	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	460,944	3.47	-	2.29	-
Vested	435,944	3.55	-	2.38	-
Nonvested	25,000	2.03	-	0.68	-

Period activity
Issued	90,000	2.59	-	0.98	-
Exercised	55,000	1.90	-	1.15	-
Forfeited	-	-	-	-	-
Expired	5,000	4.50	-	2.68	-

As of September 30, 2013
Outstanding	490,944	3.47	4.47	2.17	159,250
Vested	419,275	3.61	4.01	2.39	141,816
Nonvested	71,669	2.68	7.15	0.87	17,434

9.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2013.

Other

As of September 30, 2013, the Company had purchase orders to suppliers of approximately $3,195.

Significant Customers

Sales to United States government agencies represented approximately $2,946 (38.8%) and $7,578 (36.3%) of the Company’s total sales for the three and nine months ended September 30, 2013, respectively, compared with approximately $4,637 (57.2%) and $9,834 (45.1%) for the same periods last year.  Accounts receivable from agencies of the United States government were $927 as of September 30, 2013 compared with approximately $2,256 at the same date last year.

10.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2014.  As of September 30, 2013, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  As of September 30, 2013, there were no borrowings outstanding under the revolving credit facility and there was approximately $3,672 of borrowing available.

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

Executive Summary

Our financial and operating results for the three and nine months ended September 30, 2013 declined compared with the same periods last year.  Total sales decreased, while costs of products as a percentage of sales increased.  Consequently, we realized lower gross profit margins and operating income for the current year’s third quarter and nine month period, compared with the same periods last year.

For the three and nine months ended September 30, 2013, total sales were approximately $7.6 million and $20.9 million, respectively, compared with approximately $8.1 million and $21.8 million, respectively, for the same periods last year.  Sales of P25 digital products for the three and nine months ended September 30, 2013 totaled approximately $5.5 million (71.7% of total sales) and $13.9 million (66.4% of total sales), respectively, compared with approximately $5.1 million (62.9% of total sales) and $14.0 million (64.1% of total sales), respectively, for the same periods last year.

Gross margins as a percentage of sales for the three and nine months ended September 30, 2013 were approximately 43.1% and 44.2%, respectively, compared with 49.7% and 47.4%, respectively, for the same periods last year.  The gross margins for the periods reflect a decrease in total sales and lower manufacturing volumes.

For the three and nine months ended September 30, 2013, selling, general and administrative expenses (SG&A) totaled approximately $2.5 million (33.0% of sales) and $7.6 million (36.3% of sales), respectively, compared with approximately $2.6 million (32.5% of sales) and $7.6 million (34.8% of sales), respectively, for the same periods last year.

Pretax income for the three and nine months ended September 30, 2013 totaled approximately $767,000 and $1.7 million, respectively, compared with approximately $1.4 million and $2.7 million, respectively, for the same periods last year.

For the three and nine months ended September 30, 2013, income tax expense totaled approximately $253,000 and $539,000, respectively, compared with $508,000 and $996,000, respectively, for the same periods last year.  Our income tax expense and benefit is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three and nine months ended September 30, 2013 was approximately $514,000 ($0.04 per basic and diluted share) and $1.1 million ($0.08 per basic and diluted share), respectively, compared with $884,000 ($0.07 per basic and diluted share) and $1.7 million ($0.13 per basic and diluted share), respectively for the same periods last year.

As of September 30, 2013, working capital totaled approximately $24.9 million, of which approximately $11.4 million was comprised of cash and trade receivables.  As of December 31, 2012 working capital totaled approximately $23.6 million, of which approximately $8.6 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine months Ended
	September 30, 2013	September 30, 2012	September30, 2013	September 30, 2012

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(56.9)	(50.3)	(55.8)	(52.6)
Gross margin	43.1	49.7	44.2	47.4
Selling, general and administrative expenses	(33.0)	(32.5)	(36.3)	(34.9)
Net interest expense	(0.0)	(0.0)	(0.0)	(0.0)
Other income (expense )	0.0	(0.0)	0.0	0.0
Pretax income	10.1	17.2	7.9	12.5
Income tax expense	(3.3)	(6.3)	(2.6)	(4.6)
Net income	6.8%	10.9%	5.3%	7.9%

Net Sales

For the third quarter ended September 30, 2013, net sales were approximately $7.6 million compared with approximately $8.1 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $5.5 million (71.7% of total sales), compared with approximately $5.1 million (64.1% of total sales) for the same quarter last year.

For the nine months ended September 30, 2013, net sales were approximately $20.9 million, compared with approximately $21.8 million for the same period last year.  Sales of P25 digital products for the nine months ended September 30, 2013 totaled approximately $13.9 million (66.4% of total sales) compared with approximately $14.0 million (64.1% of total sales) for the same period last year.

For the third quarter, we experienced a decline in sales from our legacy and public safety customers with federal and state agencies.  This decline, however, was partially offset by sales gains with military customers.  For the nine month period, last year’s sales benefited from significant new orders in the state and local public safety market, as well as internationally that have not been replicated this year.  We are aggressively pursuing a broad range of sales prospects.  Some sales opportunities have been delayed, however, as the business climate remains uncertain, particularly regarding government operations and budget funding.

Cost of Products and Gross Profit Margin

Gross margin as a percentage of sales for the third quarter ended September 30, 2013 was 43.1% compared with 49.7% for the same quarter last year.  For the nine months ended September 30, 2013, gross margin as a percentage of sales was 44.2% compared with 47.4% for the same period last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross margins for the three months ended September 30, 2013 reflected lower sales and a less favorable product mix.  Also, manufacturing volumes decreased due to lower sales volumes and inventory reduction initiatives.  Consequently, we did not fully utilize and absorb our base of manufacturing and support expenses.

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

SG&A expenses for the third quarter 2013 were approximately $2.5 million (33.0% of sales), compared with $2.6 million (32.5% of sales) for the same quarter last year.  For the nine months ended September 30, 2013, SG&A expenses totaled approximately $7.6 million (36.3% of sales) compared with approximately $7.6 million (34.9% of sales) for the same period last year.

Engineering and product development expenses for the third quarter 2013 totaled approximately $910,000 (12.0% of total sales), compared with $960,000 (11.8% of total sales) for the same quarter last year.  For the nine months ended September 30, 2013, engineering and product development expenses totaled approximately $2.7 million (13.1% of total sales) compared with $2.6 million (12.0% of total sales) for the same period last year.  There was a small decline in engineering and product development expenses for the current quarter compared to the same quarter last year as some product initiatives were completed.  The increase for the nine month period compared with the same period last year was attributable primarily to amortization of capitalized software and compensation related expenses.

Marketing and selling expenses for the third quarter 2013 totaled approximately $903,000 (11.9% of total sales), compared with $996,000 (12.3% of total sales) for the same quarter last year.  For the nine months ended September 30, 2013, sales and marketing expenses totaled approximately $2.7 million (12.8% of total sales), compared with approximately $2.8 million (13.0% of total sales) for the same period last year.  The decrease for the third quarter and nine month periods relates primarily to commissions and incentives, which directly correlate with sales performance.

General and administrative expenses for the third quarter 2013 totaled approximately $692,000 (9.1% of total sales), compared with approximately $677,000 (8.4% of total sales) for the same quarter last year.  For the nine months ended September 30, 2013, general and administrative expenses totaled approximately $2.1 million (10.4% of total sales), compared with $2.1 million (9.8% of total sales) for the same period last year.  For both the quarter and nine month periods decreases in compensation expenses were offset by increases in public company related expenses.

Operating Income

Operating income for the quarter ended September 30, 2013 totaled approximately $767,000 (10.1% of sales), compared with approximately $1.4 million (17.2% of sales) for the same quarter last year.  For the nine months ended September 30, 2013, operating income totaled approximately $1.6 million (7.9% of sales), compared with $2.7 million (12.6% of sales) for the same period last year.  The decline in operating income was primarily the result of lower sales and increased product costs.

Net Interest Expense

We incurred no net interest expense for the third quarter or nine months ended September 30, 2013.  For the same periods last year we incurred approximately $3,000 of interest expense.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of September 30, 2013 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense of approximately $253,000 and $539,000, respectively for the quarter and nine months ended September 30, 2013, compared with $508,000 and $996,000, respectively for the same periods last year.  Our income tax expense and benefit are primarily non-cash.

As of September 30, 2013, our deferred tax assets totaled approximately $6.9 million, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $8.3 million for federal and $15.4 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our net deferred tax assets recorded at September 30, 2013.  Accordingly, as of September 30, 2013, we reduced our valuation allowance by $14,000, resulting in a total valuation allowance of $366,000 for the portion of benefit of our net deferred tax assets that more likely than not will not be realized.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2013.

Liquidity and Capital Resources

For the first nine months ended September 30, 2013, net cash provided by operating activities totaled approximately $1.6 million, compared with approximately $4.0 million for the same period last year.  Cash provided by operating activities was primarily related to net income of approximately $1.1 million and a decrease in inventory totaling approximately $1.8 million.  These contributors were partially offset by an increase in accounts receivable and decreases in accrued compensation, accounts payable and deferred revenue.  For the nine months ended September 30, 2013, we realized net income of approximately $1.1 million compared with net income totaling approximately $1.7 million for the same period last year.  Net inventories decreased approximately $1.8 million for the nine months ended September 30, 2013 as a result of inventory reduction initiatives that slowed material receipts relative to sales.  For the same period last year inventories increased approximately $174,000.  Accounts receivable increased approximately $1.7 million for the nine months ended September 30, 2013, reflecting sales that were consummated later in the period that have not yet completed their collection cycle.  For the same period last year, accounts receivable increased approximately $0.4 million as a result of increased sales.  Accrued compensation decreased by approximately $611,000, reflecting reductions of incentive compensation.  For the same period last year accrued compensation increased due to improved operating results and earned incentives.  Accounts payable for the period decreased approximately $194,000 primarily due to payments to suppliers.  For the same period last year trade payables increased by approximately $795,000 due to higher business volumes and related material purchases.  Depreciation and amortization totaled approximately $1.1 million for the nine months ended September 30, 2013, compared with approximately $975,000 for the same period last year, as some capitalized software reached the peak of its amortization schedule.  For the first nine months ended September 30, 2013 and 2012, deferred tax assets decreased by approximately $548,000 and $938,000, respectively, due to non-cash tax expense on our pretax income.

Cash used in investing activities for the nine months ended September 30, 2013 totaled approximately $548,000, compared with approximately $509,000 for the same period last year.  Cash used in investing activities for the nine months ended September 30, 2013 and 2012 was primarily related to the development of capitalized software and the purchase of manufacturing and engineering equipment.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the nine months ended September 30, 2013 and 2012 totaled approximately $34,000 and $22,000, respectively, representing proceeds from the issuance of common stock upon the exercise of employee stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2014.

As of September 30, 2013 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

As of September 30, 2013 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of September 30, 2013 and the date of this report, there was approximately $3.7 million and $3.2 million, respectively, of borrowing available under the revolving credit facility.

On March 8, 2013 our Board of Directors approved up to $2.5 million of share repurchases through December 31, 2013.  The repurchases were authorized to be made from time to time through a variety of methods, including open market repurchases and privately negotiated transactions, and would be funded from available cash.  There can be no assurance as to the amount, timing or prices of repurchases.  The specific timing and amount of repurchases, if any, will vary based upon market conditions, share price and other factors.  The repurchase program may be suspended, modified or terminated by the Board at any time.  During the nine months ended September 30, 2013 we did not repurchase any of our shares.

Our cash balance at September 30, 2013 was approximately $7.6 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended September 30, 2013 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our revolving credit facility, which bears interest at a variable rate based on the lender’s prime rate in effect from time to time, and our adjusted quick ratio.  As of September 30, 2013, there were no borrowings outstanding under our revolving credit facility.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

Reference is made to Note 9 (Legal Proceedings) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On March 8, 2013 our Board of Directors approved up to $2.5 million of share repurchases through December 31, 2013.  No repurchases of our common stock were made during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
07/01/13 - 07/31/13	—	—	—	2,500,000
08/01/13 - 08/31/13	—	—	—	2,500,000
09/01/13 - 09/30/13	—	—	—	2,500,000
Total	—	$—	—	$2,500,000

Item 6.                 EXHIBITS

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated Bylaws(3)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*
*	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION (The “Registrant”)

Date: November 13, 2013	By:	/s/ David P. Storey
David P. Storey President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 13, 2013	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated Bylaws(3)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*
*	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed May 29, 2013.