Form 10-K
period 2013-12-31
RELM WIRELESS CORP
filed 2014-03-05
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑                               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on the closing price of such stock on the NYSE MKT on such date, was $28,852,731.

As of February 24, 2014, 13,626,304 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2014 annual stockholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

i

PART I

Item 1.	Business.

General

RELM Wireless Corporation (“RELM” or the “Company”) provides two-way radio communications equipment of high quality and reliability.

In business for over 65 years, RELM (NYSE MKT: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (“APCO Project 25,” or “P-25”). Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz) and 700-800 MHz bands.  Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors.  We believe CAP validation of interoperability demonstrates the position of our KNG Series mobile and portable digital radios as viable and attractive alternatives for federal, state and local emergency response agencies who use such competitors’ communications network infrastructure, even though we do not provide our own communications network infrastructure.

We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government and public safety applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG product line.

RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services. Typically these users are not radio professionals, and require easy, fast and  affordable communication among a defined group of users.

We provide superior products and value to a wide array of customers with demanding requirements, including, for example, emergency response, public safety, homeland security and military customers of federal and state government agencies, as well as various commercial enterprises.  Our two-way radio products excel in applications with harsh and hazardous conditions. They offer high-specification performance, durability and reliability at a low cost relative to comparable offerings.

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and our telephone number is (321) 984-1414.

Available Information

Our Internet website address is www.relm.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as practicable after we electronically file and/or furnish such material with or to the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Audit Committee Charter and Corporate Governance Guidelines are available at our website. The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. All reports the Company files with or furnishes to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Overview

Land mobile radio (“LMR”) communications consist of hand-held (portable) and vehicle mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communication needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage is characterized by frequent calls of short duration. A typical user may transmit and receive 20 to 50 calls per day, with most calls lasting less than 30 seconds. The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

LMR systems are the most widely-used and longest-used form of wireless dispatch communications in the United States, having been first placed in service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased their popularity and usage by businesses and other agencies. To respond to the growing usage, additional radio frequency spectrum was allocated by the Federal Communications Commission (“FCC”) for LMR use.

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

By some estimates, the North American LMR market for infrastructure and subscriber units is approximately $5 billion in annual sales. Presently, the market is dominated by one supplier, Motorola Solutions, Inc.  However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more suppliers to lock out competitors. Formerly, because of proprietary characteristics incorporated in many analog LMR systems, a customer was effectively precluded from purchasing additional LMR products from a supplier other than the initial supplier of the system. Additionally, the system infrastructure technology was prohibitive for smaller suppliers to develop. P-25 provides an environment in which users will increasingly have a wider selection of LMR suppliers, including smaller suppliers such as RELM.

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

Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors.  We believe CAP validation of interoperability should enhance the position of our KNG Series mobile and portable digital radios as viable and attractive alternatives for federal, state and local emergency response agencies who use such competitors’ communications network infrastructure, even though we do not provide our own communications network infrastructure.

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

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 94%, 93% and 93% of our total sales for 2013, 2012 and 2011, respectively.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 6%, 6% and 7% of our total sales for 2013, 2012 and 2011, respectively.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 16 employees combined with contract engineering resources. Their primary development focus has been the design of our line of next generation P-25 digital products, the KNG Series, and related capabilities. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently we added UHF and 800MHz products, as well as P-25 trunking and TDMA (Time Division Multiple Access).

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

For 2013, 2012 and 2011, our engineering and development expenses were approximately $3.9 million, $3.7 million and $4.4 million, respectively.

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

Contract manufacturers produce various subassemblies and products on our behalf. Generally, the contract manufacturers procure raw materials from RELM-approved sources and complete manufacturing activities in accordance with our specifications. Original Equipment Manufacturer (“OEM”) agreements and purchase orders govern the business relationship with the contract manufacturers. These agreements and purchase orders have various terms and may be renewed or modified upon agreement by both parties. Their scope may also be expanded to include new products in the future.

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

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, we obtain certain components from a single source. During  2013, 2012 and 2011, our operations were not materially impaired due to delays from single source suppliers. However, the absence of a single source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relations with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

We experience seasonality in our quarterly results in part due to governmental customer spending patterns that are influenced by government fiscal year budgets and appropriations.  We also experience seasonality in our quarterly results in part due to our concentration of sales to federal and state agencies that participate in fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened.  In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year.  Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial results.

Significant Customers

Sales to the United States Government represented approximately 34%, 39% and 52% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively. These sales were primarily to various government agencies, including those within the United States Department of Defense (“DOD”), the United States Forest Service (“USFS”) and the United States Department of the Interior (“DOI”).

Backlog

Our  backlog of unshipped customer orders was approximately $2.5 million, $2.3 million and $1.5 million as of December 31, 2013, 2012 and 2011, respectively.

Competition

We compete with many domestic and foreign companies primarily in the North American market. One dominant competitor, Motorola Solutions, Inc., is estimated to have well in excess of half the market for LMR products.  We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2013, we had 87 full-time employees, most of whom are located at our West Melbourne, Florida facility; 46 of these employees are engaged in direct manufacturing or manufacturing support, 16 in engineering, 16 in sales and marketing, and 9 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2013	2012	2011
	(in Millions)
United States	$26.4	$26.2	$22.5
International	0.6	1.4	1.6
Total	$27.0	$27.6	$24.1

Additional financial information is provided in the financial statements at pages F-1 through F-17.

Item 1A.	Risk Factors

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

We are engaged in a highly competitive industry

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products, including providing complete, integrated, communications systems and infrastructure. We do not provide complete, integrated, communications systems and infrastructure.  These advantages may allow them:

●	to be more attractive to customers who desire a single source supplier and provider of LMR products;

●	to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

●	to engage in more extensive research and development;

●	to undertake more far-reaching marketing campaigns;

●	to be able to take advantage of acquisitions and other opportunities;

●	to adopt more aggressive pricing policies; and

●	to be more attractive to potential employees and strategic partners.

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

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $5.0 million secured credit facility with Silicon Valley Bank (“SVB”). As of December 31, 2013 and as of the date of this report, there were no borrowings outstanding under the facility.  The loan and security agreement, as amended, governing the credit facility contains certain financial maintenance and restrictive covenants.  Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all covenants. However, there is no assurance that we will be able to comply with the covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products

We contract with manufacturers to produce portions of our products and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost effective manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 53.1% of our material, subassembly and product procurements in 2013 were sourced from one supplier.  Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2013, approximately 34% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DOD, USFS, DOI and the DHS. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Retention of our executive officers and key personnel is critical to our business

Our success is largely dependent on the personal efforts of our President and Chief Executive Officer, our Chief Financial Officer, and our Chief Technology Officer, as well as other key executives and employees. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. We carry key-man life insurance of $5.0  million on the life of our President and Chief Executive Officer. Notwithstanding such life insurance, the loss of services from any of our executive officers or these other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. We do not have any acquisitions currently pending, and there can be no assurance that we will complete any future acquisitions or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, leveraging our products and technology for growth in our customer base and sales. This growth, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act directed the SEC to implement disclosure requirements concerning public companies' use and sourcing of “conflict minerals” mined in the Democratic Republic of Congo and adjoining countries. The SEC rules issued in August 2012 necessitate a complex compliance process and related administrative expense for a company once it determines a conflict mineral is necessary to the functionality or production of a product that the company manufactures or contracts to manufacture.  Such companies must then conduct a reasonable country of origin inquiry to determine if the conflict minerals originated in the covered countries and undertake due diligence on the source and chain of custody in order to file a conflict minerals report with the SEC, which we are required to file by May 31, 2014.  In addition to the increased administrative expense and management involvement as we navigate the aspects of the new requirements that apply to us, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations.  Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. Approximately 72.2% of our material, subassembly and product procurements in 2013 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights

Currently, we hold no United States patents. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers, and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. Although we believe that trademark protection, trade secret laws and non-disclosure agreements should prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights, there can be no assurance that the steps we have taken to protect our intellectual property rights will be successful. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 4 million of our shares of outstanding common stock as of December 31, 2013 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 71% of our outstanding shares of common stock as of December 31, 2013 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate.  We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease, as amended, has an expiration date of June 30, 2020.  Rental, maintenance and tax expenses for this facility were approximately $477,000, $475,000 and $468,000 in 2013, 2012 and 2011, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease has an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92,000 in 2013, 2012 and 2011, respectively.

Item 3.	Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE MKT under the symbol “RWC.” The following tables set forth the high and low closing sales price for our common stock for the quarterly periods for the years ended December 31, 2013 and 2012, as reported by the NYSE MKT.

Common Stock

	High	Low
2013 Quarter Ended
First Quarter	$2.27	$1.65
Second Quarter	3.60	2.15
Third Quarter	4.00	2.39
Fourth Quarter	3.50	2.38

	High	Low
2012 Quarter Ended
First Quarter	$1.82	$1.09
Second Quarter	1.77	1.28
Third Quarter	1.96	1.51
Fourth Quarter	1.82	1.50

(b) Holders.

On February 24, 2014, there were 964 holders of record of our common stock.

(c) Dividends.

We did not pay any cash dividends on our common stock during  2013 or 2012 and have no intention of doing so in the foreseeable future.  The declaration and payment of cash dividends, if any, is subject to the discretion of our board of directors and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.  In addition, our credit facility prohibits us from paying cash dividends on our common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of our fiscal year end in connection with the solicitation of proxies for our 2014 meeting of stockholders.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our operations for the year ended December 31, 2013 were profitable, yielding solid operating income, and generating positive cash flow.  Our net income, however, declined compared with the prior year primarily due to lower sales and increased cost of products, while selling, general and administrative expenses decreased slightly.  Overall, our financial position improved with an increase in cash, strengthened working capital and reduced inventory.

Net sales for 2013 totaled approximately $27.0 million compared with $27.6 million for the prior year, a decline of 2%.  Sales gains with military and state and local public safety agencies were offset by lower sales to federal agencies, including our traditional strongholds in the U.S. Departments of Agriculture and Interior (USDA and DOI, respectively).

Gross profit margins as a percentage of sales in 2013 were 43.5%, compared with 47.4% for the prior year.  The gross margins reflect lower total sales, a less favorable mix of products sold and reduced manufacturing volumes, which unfavorably impacted the utilization and absorption of our manufacturing overhead.

Selling, general and administrative expenses for 2013 decreased approximately $66,000, or 0.6%, to approximately $10.1 million compared with $10.2 million last year.  This decrease was attributed primarily to incentive compensation , partially offset by engineering and product development expenses.

We reported pretax income for 2013 of approximately $1.7 million, compared with $2.9 million last year.  For 2013, we recognized income tax expense of $0.5 million, compared with $0.8 million last year.  Our income tax expense for both years is largely non-cash, as a result of deferred items derived primarily from net operating loss carryforwards.

Net income for 2013 totaled approximately $1.1 million ($0.08 per basic and diluted share), compared with approximately $2.1 million ($0.15 per basic and diluted share) for the prior year.

As of December 31, 2013, working capital totaled approximately $25.7 million, of which $10.8 million was comprised of cash and trade receivables.  This compares with working capital totaling approximately $23.6 million at year end 2012, which included $8.6 million of cash and trade receivables.  Also, as of December 31, 2013 there were no borrowings outstanding under our revolving credit facility.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31
	2013	2012
Sales	100.0%	100.0%
Cost of products	(56.5)	(52.6)
Gross margin	43.5	47.4
Selling, general and administrative expenses	(37.4)	(36.9)
Net interest expense	(0.0)	(0.1)
Income before income tax expense	6.1	10.4
Income tax expense	(1.9)	(2.9)
Net income	4.2%	7.5%

Fiscal Year 2013 Compared With Fiscal Year 2012

Sales, net

For 2013 net sales totaled approximately $27.0 million compared with approximately $27.6 million for the prior year.  Sales of P-25 digital products in 2013 totaled approximately $17.7 million (65.4% of total sales), compared with approximately $17.9 million (65.0% of sales) for 2012.

During the year we experienced a decline in sales primarily from federal public safety customers, including our traditional legacy strongholds in the USDA and DOI, as agencies contended with funding constraints and operating budget uncertainties, including the temporary federal government shutdown and sequestration.  This was partially recouped through sales gains with certain military customers as well as state and local public safety agencies.  Also, on a comparative basis, the prior year benefitted from significant new business from some international and state and local sources that were not replicated in 2013.

During the year we made gains with customers and markets that were relatively new for us, including certain branches of the U.S. Departments of Defense and Homeland Security as well as several state and municipal agencies.  Such gains were made possible by our expanded KNG line of products, technology and capabilities.

Looking forward, with some encouraging signs of improvement in the business climate, including the passage of a federal budget and a healthy pipeline of sales prospects that we are aggressively pursuing, we believe that RELM is well positioned for profitable sales growth as land mobile radio procurement activity increases.

Cost of Products and Gross Margins

Cost of products as a percentage of sales for 2013 was 56.5% compared with 52.6% in 2012.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross margins for 2013 reflected a less favorable mix of product sales as well as competitive pressure and a decline in total sales.  Furthermore, manufacturing volumes decreased in 2013 compared with the prior year as a result of inventory reduction initiatives and reduced sales.  Accordingly we did not fully absorb our base of manufacturing and support expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that the current contract manufacturing relationships or comparable alternatives will be available to us in the future.  We believe leveraging increased sales volumes and P-25 product sales, combined with manufacturing efficiencies, should yield gross margin improvements.  We are likely to encounter product cost and competitive pricing pressures in the future; however, the extent of their impact on gross margins is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2013, SG&A expenses decreased approximately $66,000 (0.6%) to approximately $10.1 million, or 37.4% of sales, compared with approximately $10.2 million, or 36.9% of sales, for the prior year.

Engineering and product development expenses for 2013 totaled approximately $3.9 million (14.3% of sales) compared with approximately $3.7 million (13.3% of sales) last year.  The increase was attributable primarily to the amortization of capitalized software, compensation expenses and contract engineering resources pertaining to development initiatives.

Marketing and selling expenses for 2013 decreased by approximately $216,000 (5.9%) to approximately $3.5 million (12.8% of sales), compared with $3.7 million (13.3% of sales) last year.  The decrease in marketing and selling expenses related primarily to commissions and incentive compensation, which directly correlate with our sales performance.

General and administrative expenses for 2013 decreased by approximately $36,000 (1.3%) to approximately $2.8 million (10.4% of sales), compared with $2.8 million (10.3% of sales) last year.  The decrease was primarily attributed to incentive compensation expenses, which were partially offset by increases in public company and headquarters related expenses.

Operating Income

Operating income for 2013 totaled approximately $1.6 million (6.1% of sales), compared with approximately $2.9 million (10.5% of sales) for 2012.  The decrease in operating income for the year was primarily the result of lower sales combined with increased cost of products.

Interest Expense, net

For 2013 we incurred no interest expense compared with interest expense of $4,000 for the prior year.  We incur interest expense on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  Our revolving credit facility was not utilized during 2013.  The interest rate on our revolving credit facility as of December 31, 2013 was 4.0% per annum.

Income Tax Expense

We recorded income tax expense for 2013 of approximately $0.5 million, compared with $0.8 million last year.  Our income tax expense and benefit are primarily non-cash.

As of December 31, 2013, our net deferred tax assets totaled approximately $6.9 million, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $7.5 million for federal and $15.1 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at December 31, 2013.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of December 31, 2013.

Accounting for Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740, “ Income Taxes”, as modified by ASC Topic 740-10-05.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2013, 2012 and 2011, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future

Fiscal Year 2012 Compared With Fiscal Year 2011

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

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The improvement in cost of products and corresponding gross margins for 2012 reflected a favorable mix of product sales weighted toward new KNG and legacy P-25 digital products.  Additionally, we continued to better refine the production processes for new KNG products, which yielded lower unit costs.  As a result of the increase in total sales relative to last year, manufacturing volumes increased.  Accordingly, we more fully absorbed our base of manufacturing and support expenses.

During the year we continued to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We regularly consider manufacturing alternatives to improve quality, speed and costs.  As demonstrated during 2012, we believe leveraging increased sales volumes and P-25 product sales, combined with the aforementioned manufacturing improvements, can yield gross margin improvements.

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

Engineering and product development expenses for 2012 declined approximately $728,000 (16.6%) compared with the prior year.  The decrease was the result of expense reductions initially implemented during the second quarter of the prior year, and maintained thereafter, as some product development initiatives were completed.

Marketing and selling expenses for 2012 increased by approximately $29,000 (0.8%) compared with the prior year.  The increase in marketing and selling expenses related primarily to commissions and incentives, which directly correlate with the growth in sales.  Those increases were partially offset by expense reductions initially implemented during the second quarter of the prior year and maintained thereafter.

General and administrative expenses for 2012 increased by approximately $86,000 (3.1%) from the prior year.  This increase was primarily related to additional headquarters and public company expenses.

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

Income Tax Expense

We recorded income tax expense for 2012 of approximately $0.8 million, compared with an income tax benefit of $273,000 the prior year.  Our income tax expense and benefit are primarily non-cash.

As of December 31, 2012, our net deferred tax assets totaled approximately $7.4 million and were primarily composed of NOLs.  These NOLs total $8.3 million for federal and $17.8 million for state purposes, with expirations starting in 2017 through 2030.

In order to fully utilize the net deferred tax assets, we must generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  Consistent with ASC Topic 740, “Income Taxes”, we evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets as of December 31, 2012, and from our evaluation we concluded that based on the weight of available evidence, it was more likely than not that we would not realize a portion of the benefit of our net deferred tax assets recorded at December 31, 2012.  Accordingly, as of December 31, 2012, we maintained a valuation allowance totaling approximately $14,000 for the portion of benefit of our federal and state deferred tax assets that more likely than not would not be realized.

Changing Prices

Changing prices for the years ended December 31, 2013, 2012 and 2011 did not have a material impact on our operations.  The extent of competitive pricing pressure in the future and its impact is uncertain.

Liquidity and Capital Resources

For the year ended December 31, 2013, net cash provided by operating activities totaled approximately $2.0 million compared with approximately $4.6 million last year.  The cash provided by operating activities for 2013 was primarily related to net income, depreciation and amortization, inventories and deferred tax assets.  These items were partially offset by changes in prepaid expenses, accrued compensation and related taxes, deferred revenue and accounts payable.  For the year ended December 31, 2013, we realized net income of approximately $1.1 million compared with approximately $2.1 million last year.  Depreciation and amortization totaled approximately $1.5 million for 2013, compared with $1.4 million last year.  Net inventories decreased during the year ended December 31, 2013 by approximately $1.6 million as a result of inventory reduction initiatives.  During 2012, net inventories increased by approximately $1.3 million in anticipation of sales growth.  Deferred tax assets for 2012 decreased by approximately $0.5 million due to non-cash tax expense on our pretax income.  This compared to a decrease of $0.8 million for the prior year.  Prepaid expenses and other current assets increased approximately $1.0 million primarily related to purchase orders with suppliers.  For the previous year, prepaid expenses and other assets increased approximately $0.4 million.  Accrued compensation and related taxes as of December 31, 2013 decreased by approximately $0.7 million reflecting reduced incentive compensation related to sales and operating results.  For the prior year, accrued compensation increased approximately $0.7 million reflecting incentive compensation that was earned.  Accounts receivable as of December 31, 2013 increased by approximately $0.8 million related to sales that were consummated late in the year that had not yet completed the collection cycle.  For the prior year accounts receivable decreased by approximately $2.1 million as a result of collections.  During 2013 deferred revenue decreased approximately $0.3 million as revenue for extended warranties was recognized.  For the prior year, deferred revenue increased approximately $58,000.  Accounts payable for the year decreased approximately $0.2 million due to payments to suppliers.  Last year accounts payable decreased by approximately $0.6 million.

Cash used in investing activities for 2013 totaled approximately $678,000 compared with approximately $739,000 last year.  Cash used in investing activities for both years was primarily to fund the purchase of engineering and manufacturing equipment and the development of software.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for 2013 and 2012 totaled approximately $52,000 and $23,000, respectively, representing proceeds from the issuance of common stock.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5.0 million (subject to the borrowing base) and a maturity date of December 31, 2014.

As of December 31, 2013 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included with this report.

As of December 31, 2013 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of December 31, 2013 and the date of this report, there was approximately $3.0 million and $3.3 million, respectively, of borrowing available under the revolving credit facility.

On March 8, 2013 our Board of Directors approved up to $2.5 million of share repurchases through December 31, 2013.  The repurchases were authorized to be made from time to time through a variety of methods, including open market repurchases and privately negotiated transactions, and would be funded from available cash.  During 2013 we did not repurchase any of our shares.

Our cash balance at December 31, 2013 was approximately $7.9 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” starting on page 6 of this report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2013, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $84,000 on gross trade receivables of  approximately $2.9 million as of December 31, 2013, as compared with $39,000 on gross trade receivables of approximately $2.1 million as of December 31, 2012. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2013. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2013 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales during past years.  Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.4% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. Currently, our specific allowance on trade receivables is approximately $45,000, which represents approximately 54% of one customer account.

Excess and Obsolete Inventory

The allowance for obsolete and slow moving inventory was approximately $3.0 million and $2.8 million at December 31, 2013 and 2012, respectively. The reserve for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish a reserve based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

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

Software Development

We account for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or  Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product.  Net capitalized software costs totaled approximately $1.5 million as of December 31, 2013, as compared with approximately $2.2 million as of December 31, 2012.

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

Item 8.	Financial Statements and Supplementary Data

See pages F-1 through F-17.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RELM Wireless Corporation
West Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Miami, Florida
March 5, 2014

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$7,945	$6,581
Trade accounts receivable (net of allowance for doubtful accounts of $84 and $39 in 2013 and 2012, respectively)	2,844	2,062
Inventories, net	11,575	13,345
Deferred tax assets	3,836	4,429
Prepaid expenses and other current assets	1,920	915
Total current assets	28,120	27,332
Property, plant and equipment, net	1,045	1,113
Deferred tax assets, net	3,072	2,978
Capitalized software, net	1,478	2,207
Other assets	308	330
Total assets	$34,023	$33,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$950	$1,132
Accrued compensation and related taxes	779	1,485
Accrued warranty expense	292	267
Accrued other expenses and other current liabilities	154	166
Note payable	—	18
Deferred revenue	281	627
Total current liabilities	2,456	3,695

Deferred revenue	147	81
Total liabilities	$2,603	$3,776
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,588,804 and 13,545,482 issued and outstanding shares at December 31, 2013 and 2012, respectively	8,153	8,127
Additional paid-in capital	24,672	24,604
Accumulated deficit	(1,405)	(2,547)
Total stockholders’ equity	31,420	30,184
Total liabilities and stockholders’ equity	$34,023	$33,960

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, except per share data)

	Years Ended December 31,
	2013	2012
Sales, net	$27,023	$27,576
Expenses
Cost of products	15,276	14,511
Selling, general and administrative	10,106	10,172
	25,382	24,683

Operating income	1,641	2,893
Other (expense) income:
Interest expense	—	(4)
Interest income	—	1
Other income (expense)	16	(9)
Total other income (expense)	16	(12)
Income before income taxes	1,657	2,881
Income tax expense	(515)	(816)
Net income	$1,142	$2,065
Net income per share-basic:	$0.08	$0.15
Net income per share-diluted:	$0.08	$0.15
Weighted average shares outstanding-basic	13,569	13,542
Weighted average shares outstanding-diluted	13,627	13,544

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in Thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2011	13,519,323	$8,111	$24,570	$(4,612)	$28,069
Common stock options exercised and issued	26,159	16	7	—	23
Share-based compensation expense	—	—	27	—	27
Net income	—	—	—	2,065	2,065
Balance at December 31, 2012	13,545,482	8,127	24,604	(2,547)	30,184
Common stock options exercised and issued	43,322	26	26	—	52
Share-based compensation expense	—	—	42	—	42
Net income	—	—	—	1,142	1,142
Balance at December 31, 2013	13,588,804	$8,153	$24,672	$(1,405)	$31,420

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(in Thousands, except share data)

	Years Ended December 31,
	2013	2012
Operating activities
Net income	$1,142	$2,065
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for doubtful accounts	45	(5)
Inventory reserve	128	67
Deferred tax expense	500	763
Depreciation and amortization	1,475	1,355
Share-based compensation expense	42	27
Changes in operating assets and liabilities:
Accounts receivable	(827)	2,098
Inventories	1,642	(1,264)
Prepaid expenses and other current assets	(1,006)	(389)
Other assets	22	(111)
Accounts payable	(182)	(624)
Accrued compensation and related taxes	(706)	678
Accrued warranty expense	25	20
Deferred revenue	(280)	58
Note payable	(18)	18
Accrued other expenses and other current liabilities	(12)	(152)
Net cash provided by operating activities	1,990	4,604

Investing activities
Purchases of property, plant and equipment	(338)	(375)
Capitalized software	(340)	(364)
Net cash used in investing activities	(678)	(739)

Financing activities
Proceeds from issuance of common stock	52	23
Net cash provided by financing activities	52	23
Increase in cash	1,364	3,888
Cash and cash equivalents, beginning of year	6,581	2,693
Cash and cash equivalents, end of year	$7,945	$6,581
Supplemental disclosure
Cash paid for interest	$—	$4
Cash paid for income taxes	$—	$92
Non-cash financing activity Cashless exercise of stock options	$9	$4

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2013.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.           Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2013 is adequate.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2013 and 2012 and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2013 and 2012, accounts receivable from governmental customers were approximately $902 and $1,626, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.           Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2013, the Company had cash and cash equivalents in excess of FDIC limits of approximately $7,695.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 72% of the Company’s material, subassembly and product procurements in 2013 were sourced internationally, of which approximately 53.1% were sourced from one supplier.  For 2012, approximately 77% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 68.4% were sourced from one supplier. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2012. Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense are classified as part of selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2013 and  2012, such expenses totaled $204 and $254, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the years ended December 31, 2013 and 2012 are research and development costs of $3,851 and $3,667, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.           Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

The Company accounts for share-based arrangements in accordance with the Financial Accounting Standards Board (“FASB”) issued ASC Topic 718, “Compensation-Stock Compensation.” This Topic requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in ASC Topic 718.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2013 and 2012, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

2.           Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2013	2012

Finished goods	$3,525	$4,316
Work in process	5,702	6,278
Raw materials	2,348	2,751
	$11,575	$13,345

Changes in the allowance for obsolete and slow moving inventory is as follows:

	Years Ended December 31,
	2013	2012

Balance, beginning of year	$2,832	$2,765
Charged to cost of sales	140	164
Disposal of inventory	(12)	(97)
Balance, end of year	$2,960	$2,832

3.           Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts is composed of the following:

	Years Ended December 31,
	2013	2012

Balance, beginning of year	$39	$44
Provision for doubtful accounts	51	-
Uncollectible accounts written off	(6)	(5)
Balance, end of year	$84	$39

4.           Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2013	2012

Leasehold improvements	$322	$294
Machinery and equipment	5,576	5,289
Less accumulated depreciation and amortization	(4,853)	(4,470)
Property, plant and equipment, net	$1,045	$1,113

Depreciation and amortization expense relating to property, plant, and equipment  for the years ended December 31, 2013 and 2012 was $406 and $420, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
5.           Accounting for Software Costs

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled $1,478 and $2,207 as of December 31, 2013 and 2012, respectively.  For the years ended December 31, 2013 and 2012, the Company’s amortization expense for capitalized software was approximately $1,069 and $935, respectively.

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

The Company was in compliance with all covenants under the Loan and Security Agreement, as amended by the Third Amendment, as of December 31, 2013.  The Company had no borrowings outstanding under the secured credit facility as of December 31, 2013, and approximately $3.0 million was available for borrowing.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
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

7.           Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida.  The original lease, which expired on June 30, 2005, was renewed for an additional five years. In December 2008 and September 2013, we executed the first and second amendments, respectively, to the lease, each of which reduces the amount of the monthly base rent payment.  The second amendment extends the expiration date to June 30, 2020. Rental, maintenance and tax expenses for this facility were approximately $477 and $475 in 2013 and 2012, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The lease, which expired on December 31, 2009, was renewed for an additional five years with an expiration date of December 31, 2014. Rental, maintenance and tax expenses for this facility were approximately $92 in 2013 and 2012, respectively.

The following table summarizes future minimum rental payments under these leases as of December 31, 2013:

2014	$557
2015	465
2016	465
2017	465
2018	465
$2,417

8.           Income Taxes

The income tax expense is summarized as follows:

	Years Ended December 31,
	2013	2012
Current:
Federal	$15	$49
State	1	5
	16	54
Deferred:
Federal	478	722
State	21	40
	499	762
	$515	$816

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.           Income Taxes (continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2013	2012

Statutory U.S. income tax rate	34.00%	34.00%
States taxes, net of federal benefit	1.29%	1.50%
Permanent differences	2.36%	1.04%
Change in valuation allowance	(0.84)%	(8.19)%
Change in net operating loss carryforwards and
tax credits	(5.02)%	0.30%
Other	(0.70)%	(0.33)%

Effective income tax rate	31.09%	28.32%

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2013		2012
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$1,542	$1,651	$2,098	$1,369
R and D tax credit	—	951	—	860
AMT tax credit	—	266	—	251
Section 263A costs	535	—	534	—
Research and development costs	219	1,209	219	1,206
Amortization	—	—	—	19

Asset reserves:
Bad debts	30	—	14	—
Inventory reserve	1,058	—	1,009	—

Accrued expenses:
Non-qualified stock options	—	78	—	77
Compensation	199	—	208	—
Warranty	253	—	347	—
Deferred tax assets	3,836	4,155	4,429	3,782
Less valuation allowance	—	—	—	(14)
Less APIC pool reserve	—	(380)	—	(380)
Total deferred tax assets	3,836	3,775	4,429	3,388

Deferred tax liabilities:
Depreciation	—	(507)	—	(410)
Amortization	—	(196)	—	—
Total deferred tax liabilities	—	(703)	—	(410)

Net deferred tax assets	$3,836	$3,072	$4,429	$2,978

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.           Income Taxes (continued)

As of December 31, 2013, the Company had a net deferred tax asset of approximately $6,909.  This asset is primarily composed of net operating loss carry forwards (“NOLs”), research and development costs, and a reserve for inventory. The NOLs total $7,507 for federal and $15,107 for state purposes, with expirations starting in 2018 and ending in 2030. Included in the Company’s NOLs as of December 31, 2013 is approximately $1,009 from the exercise of stock options. The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $380 and is reserved through a valuation allowance at December 31, 2013, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

During 2013 and 2012 the Company utilized $749 and $2,447, respectively, of its NOLs.  The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2013 and 2012.  ASC Topic 740 “Income Taxes” requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset.  Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will realize all of the benefit of its state deferred tax assets. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2013. It cannot presently be estimated what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future.  The 2013 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2013 and 2012, the Company incurred $15 and $49, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

As a result of the implementation of ASC Topic 740 “Income Taxes”, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by ASC 740-10. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2013 and the Company does not believe there will be any material changes in its unrecognized tax positions over the new twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2013 are reported as a component of income tax expense.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
8.           Income Taxes (continued)

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2009, 2010, and 2011 and 2012 are still open to IRS examination under the statute of limitations.  An IRS examination on the Company’s 2007 calendar year was recently closed with no change.

9.           Income Per Share

The following table sets the computation of basic and diluted (loss) income per share:

	Years ended December 31,
	2013	2012
Numerator:
Net income from continuing operations numerator for basic and diluted earnings per share	$1,142	$2,065
Denominator:
Denominator for basic earnings per share weighted average shares	13,568,589	13,542,305
Effect of dilutive securities:
Stock options	58,676	2,231
Denominator for diluted earnings per share weighted average shares	13,627,265	13,544,536
Basic income per share	$0.08	$0.15
Diluted income per share	$0.08	$0.15

Approximately 279,000 and 436,000 stock options for the years ended December 31, 2013, and 2012, respectively, were excluded from the calculation because they were anti-dilutive.

10.           Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $42 and $27 of share-based employee compensation expense during the years ended December 31, 2013 and 2012, respectively, and is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations.  No amount of share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2013 and 2012 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
10.           Share-Based Employee Compensation (continued)

	FY 2013	FY 2012
Expected Volatility	72.3%	72.3%
Expected Dividends	0.00	0.00
Expected Term (in years)	3.0	3.0
Risk-Free Rate	1.05%	0.40%
Estimated forfeitures	0.0%	0.0%

A summary of stock option activity under our stock option plans as of December 31, 2013, and changes during the year ended December 31, 2013 are presented below:

As of January 1, 2013		Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding		460,944	3.47	—	2.29	—
Vested		435,944	3.55	—	2.38	—
Nonvested		25,000	2.03	—	0.68	—

Period activity
Issued		90,000	2.59	—	0.98	—
Exercised		63,333	1.95	—	1.19	—
Forfeited		—	—	—	—	—
Expired		5,000	4.50	—	2.68	—

As of December 31, 2013
Outstanding		482,611	3.50	4.13	2.18	344,155
Vested		410,942	3.64	3.65	2.41	292,653
Nonvested		71,669	2.68	6.89	0.87	51,503

Outstanding:
Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)

1.50	1.89	106,000	1.73	3.52
2.00	2.80	154,167	2.26	4.29
3.45	11.40	222,444	5.19	4.31
		482,611	3.50	4.13

Exercisable:
Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)

1.50	1.89	106,000	1.73
2.00	2.80	107,498	2.26
3.45	11.40	197,444	5.41
		410,942	3.64

 The weighted-average grant-date fair value per option granted during the years 2013 and 2012 was $0.98 and $0.68, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was approximately $90 and $15, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

11.           Significant Customers

Sales to the United States Government represented approximately 34% and 39% of the Company’s total sales for the years ended December 31, 2013 and 2012, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, and the United States Department of the Interior.

12.           Retirement Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants contribution (50% of the participants contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2013 and 2012, total contributions made by the Company were $94 and $47, respectively.

13.           Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $88 and $93 for the years ended December 31, 2013 and 2012, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $4,922 as of December 31, 2013.

Self Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2013, the plan had a stop loss provision insuring losses beyond $80 per employee per year and an aggregate stop loss of $1,563.  As of December 31, 2013 and 2012, the Company recorded an accrual for estimated claims in the amount of approximately $126 and $163, respectively, in accrued other expenses and other current liabilities  of the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of  incurred but not reported claims as of December 31, 2013 and 2012.

Liability for Product Warranties

Changes in the Company’s liability for its standard two year product warranties during the years ended December 31, 2013 and 2012 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2013	$267	$292	$(267)	$292
2012	$247	$267	$(247)	$267

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based on this evaluation they have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that our internal controls over financial reporting were effective as of December 31, 2013. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2014 annual meeting of stockholders.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2014 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2014 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2014 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2014 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:

(b)	Exhibits: The exhibits listed below are filed or furnished as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (1)
3(ii)	Certificate of Amendment to Articles of Incorporation (2)
3(iii)	Amended and Restated By-Laws (3)
10.1	1997 Stock Option Plan, as amended (4)
10.2	2007 Non-Employee Directors’ Stock Option Plan (7)
10.3	2007 Incentive Compensation Plan (7)
10.4	Manufacturing Agreement (2)
10.5	Contract dated July 6, 2005 between RELM Wireless Corporation and the United States Postal Service (5)
10.6	Form of 2007 Non-Employee Directors’ Stock Option Agreement (13)
10.7	Form of Option Agreement for 1997 Stock Option Plan (6)
10.8	Loan and Security Agreement dated as of October 23, 2008 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (8)
10.9	First Amendment to Loan and Security Agreement dated as of October 20, 2010 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (9)
10.10	Second Amendment to Loan and Security Agreement dated as of June 22, 2011 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (10)
10.11	Third Amendment to Loan and Security Agreement dated as of December 18, 2012 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (11)
10.12	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and David P. Storey (12)
10.13	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and William P. Kelly (12)
10.14	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and James E. Gilley (12)
10.15	Form of 2007 Incentive Compensation Plan Option Agreement (13)
21	Subsidiaries of Registrant*
23.1	Consent of BDO USA, LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)

Number	Exhibit
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Linkbase Document**

———————
*	Included with this filing

**	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-112446).

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed February 27, 2006.

(7)	Incorporated by reference from the Company’s definitive Proxy Statement filed April 5, 2007, relating to the 2007 annual stockholders’ meeting.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 28, 2008.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 20, 2010.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 22, 2011.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 19, 2012.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed March 2, 2012.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 5th day of March 2014.

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

SIGNATURE	TITLE	DATE

/s/ George N. Benjamin, III	Chairman of the Board	March 5, 2014
George N. Benjamin, III

/s/ David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2014
David P. Storey

/s/ William P. Kelly	Executive Vice President – Finance and Chief	March 5, 2014
William P. Kelly	Financial Officer (Principal Financial Officer and
Accounting Officer)

/s/ Donald F. U. Goebert	Director	March 5, 2014
Donald F. U. Goebert

/s/ Randolph K. Piechocki	Director	March 5, 2014
Randolph K. Piechocki

/s/ Ryan J. Levenson	Director	March 5, 2014
Ryan J. Levenson

/s/ Benjamin L. Rosenzweig	Director	March 5, 2014
Benjamin L. Rosenzweig

/s/ Timothy O’Neil	Director	March 5, 2014
Timothy O’Neil

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
21	Subsidiaries of Registrant
23.1	Consent of BDO USA LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________
*           Furnished herewith (not filed)