Form 10-Q
period 2014-03-31
RELM WIRELESS CORP
filed 2014-05-13
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 13,636,022 shares of common stock, $0.60 par value, of the registrant outstanding at April 27, 2014.

PART I. - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$8,042	$7,945
Trade accounts receivable (net of allowance for doubtful accounts of $84 at March 31, 2014 and December 31, 2013, respectively)	5,539	2,844
Inventories, net	10,865	11,575
Deferred tax assets	3,617	3,836
Prepaid expenses and other current assets	1,552	1,920
Total current assets	29,615	28,120
Property, plant and equipment, net	1,082	1,045
Deferred tax assets, net	3,165	3,072
Capitalized software, net	1,281	1,478
Other assets	298	308
Total assets	$35,441	$34,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,690	$950
Accrued compensation and related taxes	922	779
Accrued warranty expense	313	292
Accrued other expenses and other current liabilities	109	154
Deferred revenue	251	281
Total current liabilities	3,285	2,456

Deferred revenue	151	147
Total liabilities	$3,436	$2,603
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,636,022 and 13,588,804 issued and outstanding shares at March 31, 2014 and December 31, 2013, respectively	8,181	8,153
Additional paid-in capital	24,754	24,672
Accumulated deficit	(930)	(1,405)
Total stockholders' equity	32,005	31,420
Total liabilities and stockholders' equity	$35,441	$34,023

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share data) (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Sales, net	$7,824	$7,073
Expenses
Cost of products	4,678	3,838
Selling, general and administrative	2,546	2,736
Total expenses	7,224	6,574

Operating income	600	499

Other expense:
Other expense	1	(20)
Total other expense	1	(20)

Income before income taxes	601	479

Income tax expense	(126)	(74)

Net income	$475	$405

Net income per share-basic:	$0.03	$0.03
Net income per share-diluted:	$0.03	$0.03
Weighted average shares outstanding-basic	13,623,220	13,545,482
Weighted average shares outstanding-diluted	13,711,967	13,556,369

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Operating activities
Net income	$475	$405
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Allowance for doubtful accounts	-	-
Inventories reserve	-	13
Deferred tax obligation	126	74
Depreciation and amortization	297	369
Shared-based compensation expense	12	31
Changes in operating assets and liabilities:
Accounts receivable	(2,695)	(2,934)
Inventories	710	(148)
Prepaid expenses and other current assets	368	237
Other assets	10	9
Accounts payable	740	610
Accrued compensation and related taxes	143	(446)
Accrued warranty expense	21	17
Note payable	-	(18)
Deferred revenue	(26)	(66)
Accrued other expenses and other current liabilities	(45)	(18)
Net cash provided (used in) by operating activities	136	(1,865)

Investing activities
Purchases of property, plant and equipment	(137)	(50)
Capitalized software	-	(150)
Net cash used in investing activities	(137)	(200)

Financing activities
Proceeds from issuance of common stock	98	-
Cash provided by financing activities	98	-

Net change in cash and cash equivalents	97	(2,065)
Cash and cash equivalents, beginning of period	7,945	6,581
Cash and cash equivalents, end of period	$8,042	$4,516

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$1	$-

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the three month periods ended March 31, 2014 and 2013, or which are expected to impact future periods, which were not previously disclosed in prior periods.

2.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $84 on gross trade receivables of $5,623 at March 31, 2014 and $84 on gross receivables of $2,928 at December 31, 2013.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2014	December 31, 2013
Finished goods	$2,812	$3,525
Work in process	5,515	5,702
Raw materials	2,538	2,348
	$10,865	$11,575

Reserves for slow-moving, excess, or obsolete inventory are used to state the Company's inventories at the lower of cost or market. The reserves were approximately $1,694 at March 31, 2014, compared with approximately $2,960 at December 31, 2013. During the three months ended March 31, 2014, the Company disposed of obsolete inventory that had been fully reserved previously. There was no material impact to the Company's balance sheet or statement of operations as a result of this transaction.

4.           Income Taxes

Income tax expense totaling approximately $126 has been recorded for the three months ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, the Company’s net deferred tax assets totaled approximately $6,782 and $6,909, respectively, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $6,906 for federal and $14,849 for state purposes, with expirations starting in 2018 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at March 31, 2014.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2014.

5.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three months ended March 31, 2014, the Company did not capitalize any software costs.  For the three months ended March 31, 2014, the Company’s amortization cost was approximately $197, compared with $272 for the same period last year.  Net capitalized software costs totaled $1,281 and $1,478 as of March 31, 2014 and December 31, 2013, respectively.

6.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2014 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2013	13,588,804	$8,153	$24,672	$(1,405)	$31,420
Common stock option exercise and issued	47,218	28	70	−	98
Share-based compensation Expense	−	−	12	−	12
Net income	−	−	−	475	475
Balance at March 31, 2014	13,636,022	$8,181	$24,754	$(930)	$32,005

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.           Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income (numerator for basic and diluted earnings per share)	$475	$405
Denominator:
Denominator for basic earnings per share weighted average shares	13,623,220	13,545,482

Effect of dilutive securities:
Options	88,747	10,887

Denominator
Denominator for diluted earnings per share weighted average shares	13,711,967	13,556,369

Basic income per share	$0.03	$0.03
Diluted income per share	$0.03	$0.03

8.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $12 for the three months ended March 31, 2014, compared with $31 for the same period last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 for the three months ended March 31, 2014, compared with $0 for the same period last year) and selling, general and administrative expenses ($12 for the three months ended March 31, 2014, compared with $31 for the same period last year).  There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2014 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of activity under the Company’s stock option plan during the three months ended March 31, 2014 is presented below:

As of January 1, 2014	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	482,611	3.50	-	2.18	-
Vested	410,942	3.64	-	2.41	-
Nonvested	71,669	2.68	-	0.87	-

Period activity
Issued	5,000	3.14	-	0.08	-
Exercised	55,833	2.24	-	1.15	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of March 31, 2014
Outstanding	431,778	3.65	4.13	2.29	236,232
Vested	373,443	3.78	3.87	2.55	211,814
Nonvested	58,335	2.86	5.78	0.63	24,418

9.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2014.

Other

As of March 31, 2014, the Company had purchase orders to suppliers of approximately $4,720.

Significant Customers

Sales to United States government agencies represented approximately $3,183 (39.9%) of the Company’s total sales for the three months ended March 31, 2014, compared with approximately $3,276 (46.5%) for the same period last year.  Accounts receivable from agencies of the United States government were approximately $2,346 as of March 31, 2014 compared with approximately $2,891 at the same date last year.

10.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2014.  As of March 31, 2014, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  As of March 31, 2014, there were no borrowings outstanding under the revolving credit facility and there was approximately $4,346 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

Executive Summary

Our financial and operating results for the three months ended March 31, 2014 improved compared with the same quarter last year.  Total sales and sales of P25 digital products both increased, while selling, general and administrative expenses declined.  These factors combined to yield an increase in operating income compared with the first quarter last year.  Also, our financial position at the end of the first quarter 2014 improved with an increase in working capital, including growth in cash and trade receivables, and a decrease in inventory, compared with the year ended December 31, 2013 and the prior year’s first quarter ended March 31, 2013.

For the three months ended March 31, 2014, total sales increased 10.6% to approximately $7.8 million, compared with approximately $7.1 million for the same quarter last year.  Sales of P25 digital products for the first quarter of 2014 increased 19.4% to approximately $5.7 million (73.0% of total sales) compared with approximately $4.8 million (49.8% of total sales) for the same quarter last year.

Gross margins as a percentage of sales for the first quarter ended March 31, 2014 were approximately 40.2%, compared with 45.7% for the same quarter last year.  The gross margins for the quarter are a reflection of the mix of products sold, competitive pressures and manufacturing overhead absorption.

For the first quarter ended March 31, 2014, selling, general and administrative expenses (SG&A) decreased 6.9% to approximately $2.5 million (32.5% of sales) compared with approximately $2.7 million (38.7% of sales) for the same period last year, primarily reflecting lower sales and marketing expenses.

Pretax income for the quarter ended March 31, 2014 totaled approximately $601,000, compared with approximately $479,000 for the same quarter last year, an improvement of approximately 25.7%.

For the three months ended March 31, 2014, income tax expense totaled approximately $126,000, compared with approximately $74,000 for the same period last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three months ended March 31, 2014 was approximately $475,000 ($0.03 per basic and diluted share), compared with approximately $405,000 ($0.03 per basic and diluted share) for the same period last year.

As of March 31, 2014, working capital totaled approximately $26.3 million, of which approximately $13.6 million was comprised of cash and trade receivables.  As of December 31, 2013 working capital totaled approximately $25.7 million, of which approximately $10.8 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2014	March 31, 2013

Sales	100.0%	100.0%
Cost of products	(59.8)	(54.3)
Gross margin	40.2	45.7
Selling, general and administrative expenses	(32.5)	(38.7)
Net interest expense	(0.0)	(0.0)
Other expense	(0.0)	(0.3)
Pretax income	7.7	6.7
Income tax expense	1.6	1.0
Net income	6.1%	5.7%

Net Sales

For the first quarter ended March 31, 2014, net sales increased 10.6% to approximately $7.8 million, compared with approximately $7.1 million for the same quarter last year.  Sales of P25 digital products for the quarter increased 19.4% totaling approximately $5.7 million (73.0% of total sales), compared with approximately $4.8 million (67.6% of total sales) for the same quarter last year.

The comparative growth in both total sales and sales of digital products was driven primarily by previously announced orders from longstanding legacy customers and from new customers in state, county and municipal public safety agencies.  These orders were for P25 digital products, a substantial portion of which is comprised of our newer KNG models, but also our legacy D-series products.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the first quarter ended March 31, 2014 was 40.2%, compared with 45.7% for the same quarter last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross margins for the three months ended March 31, 2014 reflected some competitive pressures and a less favorable mix of product sales.  Also, manufacturing volumes decreased relative to the first quarter last year as a result of inventory reduction initiatives.  Accordingly, we did not fully utilize and absorb our base of manufacturing and support expenses. During the first quarter 2014 we disposed of obsolete inventory that had been fully reserved previously. There was no material impact on our balance sheet or statement of operations as a result of this transaction.

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

SG&A expenses for the first quarter 2014 declined 6.9% to approximately $2.5 million (32.5% of sales) compared with approximately $2.7 million (38.7% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter 2014 decreased $20,000 (2.2%) to approximately $892,000 compared with $912,000 for the same quarter last year.  The decrease is attributed primarily to the amortization of capitalized software, as one project was fully amortized.

Marketing and selling expenses for the first quarter 2014 decreased $171,000 (16.5%) to approximately $868,000 compared with $1.0 million for the same quarter last year.  The decrease related primarily to variable compensation, which directly correlates to sales performance and plans.

General and administrative expenses for the first quarter 2014 totaled approximately $787,000 compared with $785,000 for the same period last year.  Increases in headquarters and public company expenses were largely offset by reductions in variable compensation expenses.

Operating Income (Loss)

Operating income for the quarter ended March 31, 2014 totaled approximately $600,000 (7.7% of sales), compared with approximately $499,000 (7.1% of sales) for the same quarter last year.  The improvement in operating income for the first quarter was primarily due to higher net sales combined with reductions in SG&A expenses.

Net Interest Expense

We incurred no net interest expense for the first quarter ended March 31, 2014 or for the same quarter last year.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of March 31, 2014 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense for the quarter ended March 31, 2014 of approximately $126,000 compared with $74,000 for the same quarter last year.  Our income tax expense is primarily non-cash.

As of March 31, 2014, our net deferred tax assets totaled approximately $6.8 million, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $6.9 million for federal and $14.8 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at March 31, 2014.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2014.

Liquidity and Capital Resources

For the first quarter ended March 31, 2014, net cash provided by operating activities totaled approximately $136,000, compared with cash used in operating activities totaling approximately $1.9 million for the same quarter last year.  Cash provided by operating activities was primarily related to net income and decreases in net inventory.  For the quarter ended March 31, 2014, we realized net income of approximately $475,000 compared with approximately $405,000 for the same quarter last year.  Net inventories decreased during the first quarter 2014 by approximately $710,000 as a result of inventory reduction initiatives.  Accounts receivable increased approximately $2.7 million during the first quarter 2014, reflecting sales that were consummated later in the quarter that have not yet completed their collection cycle.  For the same period last year, accounts receivable increased approximately $2.9 million, also as a result of sales later in the quarter.  Accounts payable for the first quarter increased approximately $740,000 in anticipation of increasing business volumes and related material purchases.  For the same quarter last year trade payables increased by approximately $610,000.  Depreciation and amortization totaled approximately $297,000 for the quarter ended March 31, 2014, compared with approximately $369,000 for the same period last year, as some capitalized software was fully amortized.

Cash used in investing activities for the quarter ended March 31, 2014 totaled approximately $137,000 compared with approximately $200,000 for the same quarter last year.  Cash used in investing activities for the three months ended March 31, 2014 was primarily to upgrade our company-wide enterprise system.  For the same period last year, cash used in investing activities funded the purchase of engineering and manufacturing equipment and the development of software.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the quarter ended March 31, 2014 totaled approximately $98,000, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2014.

As of March 31, 2014 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

As of March 31, 2014 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of March 31, 2014 and the date of this report, there was approximately $4.3 million and $2.8 million, respectively, of borrowing available under the revolving credit facility.

Our cash balance at March 31, 2014 was approximately $8.0 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended March 31, 2014 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

Reference is made to Note 9 (Legal Proceedings) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 6.                 EXHIBITS

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 10.1	Settlement Agreement, dated as of March 25, 2014, by and among RELM Wireless Corporation and Privet Fund LP, Privet Fund Management LLC and their respective affiliates(4)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)           Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)           Incorporated by reference to the Company’s Current Report on Form 8-K filed March 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 13, 2014	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: May 13, 2014	By:	/s/ William P. Kelly
William P. Kelly
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 10.1	Settlement Agreement, dated as of March 25, 2014, by and among RELM Wireless Corporation and Privet Fund LP, Privet Fund Management LLC and their respective affiliates(4)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)           Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 27, 2014.