Form 10-Q
period 2014-06-30
RELM WIRELESS CORP
filed 2014-08-12
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 13,653,087 shares of common stock, $0.60 par value, of the registrant outstanding at July 27, 2014.

PART I. - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$9,162	$7,945
Trade accounts receivable (net of allowance for doubtful accounts of $122 and $84 at June 30, 2014 and December 31, 2013, respectively)	6,255	2,844
Inventories, net	10,284	11,575
Deferred tax assets	3,241	3,836
Prepaid expenses and other current assets	1,778	1,920
Total current assets	30,720	28,120
Property, plant and equipment, net	1,152	1,045
Deferred tax assets, net	3,165	3,072
Capitalized software, net	1,084	1,478
Other assets	286	308
Total assets	$36,407	$34,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,712	$950
Accrued compensation and related taxes	1,022	779
Accrued warranty expense	320	292
Accrued other expenses and other current liabilities	146	154
Deferred revenue	255	281
Total current liabilities	3,455	2,456

Deferred revenue	234	147
Total liabilities	$3,689	$2,603
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	-	-
Common stock; $.60 par value; 20,000,000 authorized shares: 13,653,087 and 13,588,804 issued and outstanding shares at June 30, 2014 and December 31, 2013, respectively	8,192	8,153
Additional paid-in capital	24,784	24,672
Accumulated deficit	(258)	(1,405)
Total stockholders' equity	32,718	31,420
Total liabilities and stockholders' equity	$36,407	$34,023

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales, net	$9,057	$6,191	$16,882	$13,264
Expenses
Cost of products	5,180	3,474	9,857	7,312
Selling, general and administrative	2,839	2,339	5,385	5,075
Total expenses	8,019	5,813	15,242	12,387

Operating income	1,038	378	1,640	877

Other income (expense):
Net interest expense	(0)	(0)	(0)	(0)
Other income (expense)	(9)	31	(9)	11
Total other income (expense)	(9)	31	(9)	11

Income before income taxes	1,029	409	1,631	888

Income tax expense	(357)	(212)	(484)	(286)

Net income	$672	$197	$1,147	$602

Net earnings per share-basic:	$0.05	$0.01	$0.08	$0.04
Net earnings per share-diluted:	$0.05	$0.01	$0.08	$0.04
Weighted average shares outstanding-basic	13,645,025	13,564,119	13,634,182	13,554,852
Weighted average shares outstanding-diluted	13,731,422	13,653,703	13,721,754	13,579,970

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

Operating activities
Net income	$1,147	$602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	38	-
Inventories reserve	-	36
Deferred tax obligation	502	285
Depreciation and amortization	615	740
Shared-based compensation expense	25	33
Changes in operating assets and liabilities:
Accounts receivable	(3,449)	(1,466)
Inventories	1,291	436
Prepaid expenses and other current assets	142	(87)
Other assets	22	17
Accounts payable	762	(194)
Accrued compensation and related taxes	243	(672)
Accrued warranty expense	28	6
Note payable	-	(18)
Deferred revenue	61	(143)
Accrued other expenses and other current liabilities	(8)	(9)
Net cash provided by (used in) operating activities	1,419	(434)

Investing activities
Purchases of property, plant and equipment	(328)	(88)
Capitalized software	-	(289)
Net cash used in investing activities	(328)	(377)

Financing activities
Proceeds from issuance of common stock	126	34
Cash provided by financing activities	126	34

Net change in cash and cash equivalents	1,217	(777)
Cash and cash equivalents, beginning of period	7,945	6,581
Cash and cash equivalents, end of period	$9,162	$5,804

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$2	$9

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by RELM Wireless Corporation (the Company), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company is in the process of evaluating the effect this standard will have, if any, on its condensed consolidated financial statements and related disclosures.

2.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $122 on gross trade receivables of $6,377 at June 30, 2014 and $84 on gross receivables of $2,928 at December 31, 2013.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2014	December 31, 2013
Finished goods	$2,742	$3,525
Work in process	4,689	5,702
Raw materials	2,853	2,348
	$10,284	$11,575

Reserves for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or market.  The reserves for slow-moving, excess, or obsolete inventory were approximately $1,694 at June 30, 2014, compared with approximately $2,960 at December 31, 2013. During the first quarter  of 2014, the Company disposed of obsolete inventory that had been fully reserved previously.  There was no material impact to the Company’s balance sheet or statement of operations that resulted from this transaction.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

4.           Income Taxes

Income tax expense totaling approximately $357 and $484 has been recorded for the three and six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, the Company’s net deferred tax assets totaled approximately $6,406 and $6,908, respectively, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $5,901 for federal and $14,216 for state purposes, with expirations starting in 2018 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at June 30, 2014.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2014.

5.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and six months ended June 30, 2014, the Company did not capitalize any software costs.  For the three and six months ended June 30, 2014, the Company’s amortization cost was approximately $197 and $394, respectively, compared with $272 and $544, respectively, for the same period last year.  Net capitalized software costs totaled $1,084 and $1,478 as of June 30, 2014 and December 31, 2013, respectively.

6.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the six months ended June 30, 2014 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2013	13,588,804	$8,153	$24,672	$(1,405)	$31,420
Common stock option exercise and issued	64,283	39	87	−	126
Share-based compensation expense	−	−	25	−	25
Net income	−	−	−	1,147	1,147
Balance at June 30, 2014	13,653,087	$8,192	$24,784	$(258)	$32,718

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

7.           Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income (numerator for basic and diluted earnings per share)	$672	$197	$1,147	$602
Denominator:
Denominator for basic earnings per share weighted average shares	13,645,025	13,564,119	13,634,182	13,554,852

Effect of dilutive securities:
Options	86,397	89,584	87,572	25,118

Denominator
Denominator for diluted earnings per share weighted average shares	13,731,422	13,653,703	13,721,754	13,579,970

Basic income per share	$0.05	$0.01	$0.08	$0.04
Diluted income per share	$0.05	$0.01	$0.08	$0.04

A total of  227,444 shares related to options are not included in the computation of diluted income per share for the three and six months ended June 30, 2014 because to do so would have been anti-dilutive for these periods.

8.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $13 and $25, respectively, for the three and six months ended June 30, 2014, compared with $2 and $33 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 and $0 for the three and six months ended June 30, 2014, respectively, compared with $0 and $0 for the same periods last year) and selling, general and administrative expenses ($13 and $25 for the three and six months ended June 30, 2014, respectively, compared with $2 and $33 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2014 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

A summary of stock option activity under the Company’s stock option plans as of June 30, 2014, and changes during the six months ended June 30, 2014 are presented below:

As of January 1, 2014	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	482,611	3.50	-	2.18	-
Vested	410,942	3.64	-	2.41	-
Nonvested	71,669	2.68	-	0.87	-

Period activity
Issued	35,000	3.40	-	0.08	-
Exercised	75,833	2.18	-	1.03	-
Forfeited	-	-	-	-	-
Expired	5,000	3.45	-	0.03	-

As of June 30, 2014
Outstanding	436,778	3.72	4.13	2.24	368,459
Vested	373,443	3.86	3.83	2.52	307,773
Nonvested	63,335	2.90	5.87	0.61	60,686

9.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2014.

Other

As of June 30, 2014, the Company had purchase orders to suppliers of approximately $4,320.

Significant Customers

Sales to United States government agencies represented approximately $3,434 (37.0%) and $6,617 (38.3%) of the Company’s total sales for the three and six months ended June 30, 2014, respectively, compared with approximately $1,356 (21.9%) and $4,632 (34.9%) for the same periods last year.  Accounts receivable from agencies of the United States government were $2,512 as of June 30, 2014 compared with approximately $588 at the same date last year.

10.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2014.  As of June 30, 2014, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  As of June 30, 2014, there were no borrowings outstanding under the revolving credit facility and there was approximately $5,000 of borrowing available.

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

Executive Summary

Our financial and operating results for the three and six months ended June 30, 2014 improved compared with the same periods last year.  Total sales and sales of P25 digital products increased for both periods, while selling, general and administrative expenses as a percentage of sales declined.  These factors combined to yield an increase in operating income compared with the same periods last year.  Also, our financial position at the end of the second quarter 2014 improved with an increase in working capital, including growth in cash and trade receivables, and a decrease in inventory, compared with the year ended December 31, 2013 and the immediately preceding quarter ended March 31, 2014.

For the three months ended June 30, 2014, total sales increased 46.3% to approximately $9.1 million, compared with approximately $6.2 million for the same quarter last year.  Sales of P25 digital products for the second quarter of 2014 increased 81.5% to approximately $6.6 million (72.6% of total sales) compared with approximately $3.6 million (58.6% of total sales) for the same quarter last year.

For the six months ended June 30, 2014, total sales increased 27.3% to approximately $16.9 million, compared with approximately $13.3 million for the same quarter last year.  Sales of P25 digital products for the six months ended June 30, 2014 increased 46.2% to approximately $12.3 million (72.8% of total sales) compared with approximately $8.4 million (63.4% of total sales) for the same period last year.

Gross margins as a percentage of sales for the second quarter ended June 30, 2014 were approximately 42.8%, compared with 43.9% for the same quarter last year, and compared with 40.2% for the first quarter of 2014.  For the six months ended June 30, 2014, gross margins as a percentage of sales were approximately 41.6% compared with 44.9% for the same period last year.  The gross margins for the quarter are primarily a reflection of the mix of products sold, competitive pressures and manufacturing overhead absorption.

For the three and six months ended June 30, 2014, selling, general and administrative expenses (SG&A) totaled approximately $2.8 million (31.3% of sales) and $5.4 million (31.9% of sales), respectively, compared with approximately $2.3 million (37.8% of sales) and $5.1 million (38.3% of sales), respectively, for the same periods last year.

Pretax income for the three and six months ended June 30, 2014 increased to approximately $1.0 million and $1.6 million, respectively, compared with approximately $409,000 and $888,000, respectively, for the same periods last year.

For the three and six months ended June 30, 2014, income tax expense totaled approximately $357,000 and $484,000, respectively, compared with $212,000 and $286,000, respectively, for the same periods last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three and six months ended June 30, 2014 was approximately $672,000 ($0.05 per basic and diluted share) and $1.1 million ($0.08 per basic and diluted share), respectively, compared with $197,000 ($0.01 per basic and diluted share) and $602,000 ($0.04 per basic and diluted share), respectively for the same periods last year.

As of June 30, 2014, working capital totaled approximately $27.3 million, of which approximately $15.4 million was comprised of cash and trade receivables.  As of December 31, 2013 working capital totaled approximately $25.7 million, of which approximately $10.8 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(57.2)	(56.1)	(58.4)	(55.1)
Gross margin	42.8	43.9	41.6	44.9
Selling, general and administrative expenses	(31.3)	(37.8)	(31.9)	(38.2)
Net interest expense	(0.0)	(0.0)	(0.0)	(0.0)
Other income (expense )	(0.1)	0.5	(0.1)	0.1
Pretax income	11.4	6.6	9.6	6.8
Income tax expense	(3.9)	(3.4)	(2.9)	(2.2)
Net income	7.5%	3.2%	6.7%	4.6%

Net Sales

For the second quarter ended June 30, 2014, net sales increased 46.3% to approximately $9.1 million, compared with approximately $6.2 million for the same quarter last year.  Sales of P25 digital products for the quarter increased 81.5% totaling approximately $6.6 million (72.3% of total sales), compared with approximately $3.6 million (58.6% of total sales) for the same quarter last year.

For the six months ended June 30, 2014, net sales increased 27.3% to approximately $16.9 million, compared with approximately $13.3 million for the same period last year.  Sales of P25 digital products for the six months ended June 30, 2014 increased 46.2% to approximately $12.3 million (72.8% of total sales) compared with approximately $8.4 million (63.4% of total sales) for the same period last year.

The comparative growth in both total sales and sales of digital products was driven primarily by previously announced orders from new customers in state, county and municipal public safety agencies combined with orders from longstanding legacy customers.  These orders were for P25 digital products, a substantial portion of which is comprised of our newer KNG models, but also our legacy D-series products.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the second quarter ended June 30, 2014 was 42.8% compared with 43.9% for the same quarter last year and 40.2% for the preceding quarter.  For the six months ended June 30, 2014, gross profit margin as a percentage of sales was 41.6% compared with 44.9% for the same period last year.

Our cost of products and gross profit margin are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross profit margin for the first half of 2014, particularly during the first quarter, reflected some competitive pressures and a less favorable mix of product sales.  Also, manufacturing volumes were impacted as a result of inventory reduction initiatives.  Accordingly, we did not optimize the utilization and absorption of our manufacturing and support expenses.  These factors abated somewhat during the second quarter, as gross profit margin improved 2.6% from the first quarter.  During the first quarter 2014 we disposed of obsolete inventory that had been fully reserved previously.  There was no material impact on our balance sheet or statement of operations as a result of this transaction.

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

SG&A expenses for the second quarter 2014 were approximately $2.8 million (31.3% of sales), compared with $2.3 million (37.8% of sales) for the same quarter last year.  For the six months ended June 30, 2014, SG&A expenses totaled approximately $5.4 million (31.9% of sales) compared with approximately $5.1 million (38.3% of sales) for the same period last year.

Engineering and product development expenses for the second quarter 2014 totaled approximately $902,000 (10.0% of total sales), compared with $918,000 (14.8% of total sales) for the same quarter last year.  For the six months ended June 30, 2014, engineering and product development expenses totaled approximately $1.8 million (10.6% of total sales) compared with $1.8 million (13.8% of total sales) for the same period last year.  The decreases are attributed primarily to the amortization of capitalized software, as one project was fully amortized.

Marketing and selling expenses for the second quarter 2014 totaled approximately $1.1 million (11.8% of total sales), compared with $732,000 (11.8% of total sales) for the same quarter last year.  For the six months ended June 30, 2014, sales and marketing expenses totaled approximately $2.0 million (11.6% of total sales), compared with approximately $1.8 million (13.5% of total sales) for the same period last year.  The increase for the second quarter and six month periods relates primarily to commissions and incentives, which directly correlate with the increase in sales.

General and administrative expenses for the second quarter 2014 totaled approximately $839,000 (9.3% of total sales), compared with approximately $688,000 (11.1% of total sales) for the same quarter last year.  For the six months ended June 30, 2014, general and administrative expenses totaled approximately $1.6 million (9.6% of total sales), compared with $1.5 million (11.1% of total sales) for the same period last year.  The increases were attributed primarily to compensation and public company related expenses.

Operating Income

Operating income for the quarter ended June 30, 2014 totaled approximately $1.0 million (11.5% of sales), compared with approximately $378,000 (6.1% of sales) for the same quarter last year.  For the six months ended June 30, 2014, operating income totaled approximately $1.6 million (9.7% of sales), compared with $877,000 (6.6% of sales) for the same period last year.  The improvement in operating income was primarily the result of increased total sales, and sales of P25 digital products.

Net Interest Expense

We incurred no net interest expense for the second quarter or six months ended June 30, 2014, or for the comparable prior year periods.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of June 30, 2014 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense of approximately $357,000 and $484,000, respectively for the quarter and six months ended June 30, 2014, compared with $212,000 and $286,000, respectively for the same periods last year.  Our income tax expense and benefit are primarily non-cash.

As of June 30, 2014, our deferred tax assets totaled approximately $6.4 million, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $5.9 million for federal and $14.2 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at June 30, 2014.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2014.

Liquidity and Capital Resources

For the first six months ended June 30, 2014, net cash provided by operating activities totaled approximately $1.4 million, compared with cash used in operating activities totaling approximately $434,000 for the same period last year.  Cash provided by operating activities was primarily related to net income and decreases in net inventory.  For the six months ended June 30, 2014, we realized net income of approximately $1.1 million, compared with approximately $602,000 for the same period last year.  Net inventories decreased during the six months ended June 30, 2014 by approximately $1.3 million as a result of inventory reduction initiatives.  Accounts receivable increased approximately $3.4 million during the six months ended June 30, 2014, reflecting sales that were consummated later in the quarter that have not yet completed their collection cycle.  For the same period last year, accounts receivable increased approximately $1.5 million.  Accounts payable for the six months ended June 30, 2014 increased approximately $762,000 in anticipation of increasing business volumes and related material purchases.  For the same period last year trade payables decreased by approximately $194,000.  Depreciation and amortization totaled approximately $615,000 for the six months ended June 30, 2014, compared with approximately $740,000 for the same period last year, as some capitalized software was fully amortized.

Cash used in investing activities for the six months ended June 30, 2014 totaled approximately $328,000 compared with approximately $377,000 for the same quarter last year.  Cash used in investing activities for the six months ended June 30, 2014 was primarily for test equipment related to manufacturing and engineering, and to upgrade our company-wide enterprise system.  For the same period last year, cash used in investing activities was primarily for the development of software, which was capitalized.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the six months ended June 30, 2014 totaled approximately $126,000, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2014.

As of June 30, 2014 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

As of June 30, 2014 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of June 30, 2014 and the date of this report, there was approximately $5,000 million and $2,751 million, respectively, of borrowing available under the revolving credit facility.

Our cash balance at June 30, 2014 was approximately $9.2 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended June 30, 2014 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 12, 2014	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: August 12, 2014	By:	/s/ William P. Kelly
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