Form 10-Q
period 2014-09-30
RELM WIRELESS CORP
filed 2014-11-12
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐           No ☑

There were 13,665,087 shares of common stock, $0.60 par value, of the registrant outstanding at October 27, 2014.

PART I. - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$10,906	$7,945
Trade accounts receivable (net of allowance for doubtful accounts of $122 and $84 at September 30, 2014 and December 31, 2013, respectively)	4,547	2,844
Inventories, net	11,684	11,575
Deferred tax assets	2,862	3,836
Prepaid expenses and other current assets	2,128	1,920
Total current assets	32,127	28,120
Property, plant and equipment, net	1,189	1,045
Deferred tax assets, net	3,165	3,072
Capitalized software, net	887	1,478
Other assets	271	308
Total assets	$37,639	$34,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,848	$950
Note payable	5	-
Accrued compensation and related taxes	1,306	779
Accrued warranty expense	352	292
Accrued other expenses and other current liabilities	173	154
Deferred revenue	291	281
Total current liabilities	3,975	2,456

Deferred revenue	244	147
Note payable	18	-
Total liabilities	$4,237	$2,603
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	-	-
Common stock; $.60 par value; 20,000,000 authorized shares: 13,665,087 and 13,588,804 issued and outstanding shares at September 30, 2014 and December 31, 2013, respectively	8,199	8,153
Additional paid-in capital	24,806	24,672
Accumulated earnings (deficit)	397	(1,405)
Total stockholders' equity	33,402	31,420
Total liabilities and stockholders' equity	$37,639	$34,023

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share data) (Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales, net	$8,670	$7,600	$25,552	$20,864
Expenses
Cost of products	4,881	4,328	14,739	11,640
Selling, general and administrative	2,756	2,505	8,141	7,580
Total expenses	7,637	6,833	22,880	19,220

Operating income	1,033	767	2,672	1,644

Other income (expense):
Net interest income (expense)	0	0	1	0
Other income (expense)	3	0	(7)	11
Total other income (expense)	3	0	(6)	11

Income before income taxes	1,036	767	2,666	1,655

Income tax expense	(380)	(253)	(864)	(539)

Net income	$656	$514	$1,802	$1,116

Net earnings per share-basic:	$0.05	$0.04	$0.13	$0.08
Net earnings per share-diluted:	$0.05	$0.04	$0.13	$0.08
Weighted average shares outstanding-basic	13,655,988	13,580,471	13,641,520	13,563,486
Weighted average shares outstanding-diluted	13,781,534	13,648,570	13,741,750	13,619,676

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine months Ended
	September 30, 2014	September 30, 2013

Operating activities
Net income	$1,802	$1,116
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	38	-
Inventories reserve	9	108
Deferred tax obligation	881	548
Depreciation and amortization	930	1,119
Shared-based compensation expense	36	36
Changes in operating assets and liabilities:
Accounts receivable	(1,741)	(1,721)
Inventories	(118)	1,793
Prepaid expenses and other current assets	(208)	(456)
Other assets	37	7
Accounts payable	898	(194)
Accrued compensation and related taxes	527	(611)
Accrued warranty expense	60	14
Note payable	23	(18)
Deferred revenue	107	(212)
Accrued other expenses and other current liabilities	19	34
Net cash provided by operating activities	3,300	1,563

Investing activities
Purchases of property, plant and equipment	(483)	(208)
Capitalized software	-	(340)
Net cash used in investing activities	(483)	(548)

Financing activities
Proceeds from issuance of common stock	144	34
Cash provided by financing activities	144	34

Net change in cash and cash equivalents	2,961	1,049
Cash and cash equivalents, beginning of period	7,945	6,581
Cash and cash equivalents, end of period	$10,906	$7,630

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$2	$9

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for a full year.

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

2.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $122 on gross trade receivables of $4,669 at September 30, 2014 and $84 on gross receivables of $2,928 at December 31, 2013.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2014	December 31, 2013
Finished goods	$3,187	$3,525
Work in process	5,421	5,702
Raw materials	3,076	2,348
	$11,684	$11,575

Reserves for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or market.  The reserves for slow-moving, excess, or obsolete inventory were approximately $1,703 at September 30, 2014, compared with approximately $2,960 at December 31, 2013. During the first quarter of 2014, the Company disposed of obsolete inventory that had been fully reserved previously.  There was no material impact to the Company’s balance sheet or statement of operations that resulted from this transaction.

4.           Income Taxes

Income tax expense totaling approximately $380 and $864 has been recorded for the three and nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, the Company’s net deferred tax assets totaled approximately $6,027 and $6,908, respectively, and are primarily composed of net operating loss carry forwards (NOLs).  These NOLs total $4,865 for federal and $13,771 for state purposes, with expirations starting in 2018 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at September 30, 2014.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2014.

5.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and nine months ended September 30, 2014, the Company did not capitalize any software costs.  For the three and nine months ended September 30, 2014, the Company’s amortization cost was approximately $197 and $591, respectively, compared with $272 and $816, respectively, for the same period last year.  Net capitalized software costs totaled $887 and $1,478 as of September 30, 2014 and December 31, 2013, respectively.

6.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the nine months ended September 30, 2014 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total

Balance at December 31, 2013	13,588,804	$8,153	$24,672	$(1,405)	$31,420
Common stock option exercise and issued	76,283	46	98	−	144
Share-based compensation expense	−	−	36	−	36
Net income	−	−	−	1,802	1,802
Balance at September 30, 2014	13,665,087	$8,199	$24,806	$397	$33,402

7.           Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net income (numerator for basic and diluted earnings per share)	$656	$514	$1,802	$1,116
Denominator:
Denominator for basic earnings per share weighted average shares	13,655,988	13,580,471	13,641,520	13,563,486

Effect of dilutive securities:
Options	125,546	68,099	100,230	56,190

Denominator
Denominator for diluted earnings per share weighted average shares	13,781,534	13,648,570	13,741,750	13,619,676

Basic income per share	$0.05	$0.04	$0.13	$0.08
Diluted income per share	$0.05	$0.04	$0.13	$0.08

A total of 16,468 and 287,444 shares related to options are not included in the computation of diluted income per share for the three and nine months ended September 30, 2014 and 2013, respectively, because to do so would have been anti-dilutive for these periods.

8.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $11 and $36, respectively, for the three and nine months ended September 30, 2014, compared with $3 and $36 for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 and $0 for the three and nine months ended September 30, 2014, respectively, compared with $0 and $0 for the same periods last year) and selling, general and administrative expenses ($11 and $36 for the three and nine months ended September 30, 2014, respectively, compared with $3 and $36 for the same periods last year).  There was no non-cash share–based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2014 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

A summary of stock option activity under the Company’s stock option plans as of September 30, 2014, and changes during the nine months ended September 30, 2014 are presented below:

As of January 1, 2014	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	482,611	3.50	-	2.18	-
Vested	410,942	3.64	-	2.41	-
Nonvested	71,669	2.68	-	0.87	-

Period activity
Issued	35,000	3.40	-	0.08	-
Exercised	87,833	2.09	-	1.04	-
Forfeited	-	-	-	-	-
Expired	5,000	3.45	-	0.03	-

As of September 30, 2014
Outstanding	424,778	3.78	3.88	2.27	791,549
Vested	371,443	3.89	3.59	2.52	676,127
Nonvested	53,335	3.00	5.94	0.54	115,422

9.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2014.

Other

As of September 30, 2014, the Company had purchase orders to suppliers of approximately $3,845.

Significant Customers

Sales to United States government agencies represented approximately $3,962 (44.2%) and $10,579  (40.3%) of the Company’s total sales for the three and nine months ended September 30, 2014, respectively, compared with approximately $2,946 (38.8%) and $7,578 (36.3%) for the same periods last year.  Accounts receivable from agencies of the United States government were $2,002 as of September 30, 2014 compared with approximately $927 at the same date last year.

10.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2014.  As of September 30, 2014, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  As of September 30, 2014, there were no borrowings outstanding under the revolving credit facility and there was approximately $4,385 of borrowing available.

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

Executive Overview

Our Business

We design, manufacture and market two-way land mobile radios, repeaters, base stations, and related components and subsystems.

Two-way land mobile radios can be hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We incorporate both analog and digital technologies in our products.  Our digital technology is compliant with the Project 25 standard of the Association of Public Communications Officials (“APCO Project 25,” or “P-25”).

We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

Third Quarter And Nine Months Summary

Our financial and operating results for the three and nine months ended September 30, 2014 improved compared with the same periods last year.  Total sales and sales of P25 digital products increased for both periods, while selling, general and administrative expenses as a percentage of sales declined.  These factors combined to yield an increase in operating income compared with the same periods last year.  Also, our financial position at the end of the third quarter 2014 strengthened with an increase in working capital, including growth in cash, compared with the year ended December 31, 2013 and the immediately preceding quarter ended June 30, 2014.

For the three months ended September 30, 2014, total sales increased 14.1% to approximately $8.7 million, compared with approximately $7.6 million for the same quarter last year.  Sales of P25 digital products for the third quarter of 2014 increased 14.7% to approximately $6.3 million (72.1% of total sales) compared with approximately $5.5 million (71.7% of total sales) for the same quarter last year.

For the nine months ended September 30, 2014, total sales increased 22.5% to approximately $25.6 million, compared with approximately $20.9 million for the same quarter last year.  Sales of P25 digital products for the nine months ended September 30, 2014 increased 33.8% to approximately $18.6 million (72.6% of total sales) compared with approximately $13.9 million (66.4% of total sales) for the same period last year.

Gross margins as a percentage of sales for the third quarter ended September 30, 2014 improved to approximately 43.7%, compared with 43.1% for the same quarter last year, and compared with 42.8% and 40.2% for the second and first quarters of 2014, respectively.  For the nine months ended September 30, 2014, gross margins as a percentage of sales were approximately 42.3% compared with 44.2% for the same period last year.  The gross margins for the quarter are primarily a reflection of the mix of products sold, competitive pressures and manufacturing overhead absorption.

For the three and nine months ended September 30, 2014, selling, general and administrative expenses (SG&A) totaled approximately $2.8 million (31.8% of sales) and $8.1 million (31.9% of sales), respectively, compared with approximately $2.5 million (33.0% of sales) and $7.6 million (36.3% of sales), respectively, for the same periods last year.

Pretax income for the three and nine months ended September 30, 2014 increased to approximately $1.0 million and $2.7 million, respectively, compared with approximately $767,000 and $1.7 million, respectively, for the same periods last year.

For the three and nine months ended September 30, 2014, income tax expense totaled approximately $380,000 and $864,000, respectively, compared with $253,000 and $539,000, respectively, for the same periods last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three and nine months ended September 30, 2014 was approximately $656,000 ($0.05 per basic and diluted share) and $1.8 million ($0.13 per basic and diluted share), respectively, compared with $514,000 ($0.04 per basic and diluted share) and $1.1 million ($0.08 per basic and diluted share), respectively for the same periods last year.

As of September 30, 2014, working capital totaled approximately $28.2 million, of which approximately $15.5 million was comprised of cash and trade receivables.  As of December 31, 2013 working capital totaled approximately $25.7 million, of which approximately $10.8 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine months Ended
	September 30, 2014	September 30, 2013	September30, 2014	September 30, 2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(56.3)	(56.9)	(57.7)	(55.8)
Gross margin	43.7	43.1	42.3	44.2
Selling, general and administrative expenses	(31.8)	(33.0)	(31.9)	(36.3)
Net interest expense	0.0	0.0	0.0	0.0
Other income (expense )	0.1	0.0	0.0	0.0
Pretax income	12.0	10.1	10.4	7.9
Income tax expense	(4.4)	(3.3)	(3.4)	(2.6)
Net income	7.6%	6.8%	7.0%	5.3%

Net Sales

For the third quarter ended September 30, 2014, net sales increased 14.1% to approximately $8.7 million, compared with approximately $7.6 million for the same quarter last year.  Sales of P25 digital products for the quarter increased 14.7% totaling approximately $6.3 million (72.1% of total sales), compared with approximately $5.5 million (71.7% of total sales) for the same quarter last year.

For the nine months ended September 30, 2014, net sales increased 22.5% to approximately $25.6 million, compared with approximately $20.9 million for the same period last year.  Sales of P25 digital products for the nine months ended September 30, 2014 increased 33.8% to approximately $18.6 million (72.6% of total sales) compared with approximately $13.9 million (66.4% of total sales) for the same period last year.

The comparative growth in both total sales and sales of digital products was widespread across new federal, state, local and international customers, as well as some of our longstanding legacy customers.  These sales were almost entirely for P25 digital products, a substantial portion of which was comprised of our broad line of KNG P25 digital models.  We also realized sales contributions from our legacy D-series radios largely for wildland fire related applications.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the third quarter ended September 30, 2014 improved to 43.7% compared with 43.1% for the same quarter last year, and compared with 42.8% and 40.2%, respectively, for the second and first quarters of 2014.  For the nine months ended September 30, 2014, gross profit margin as a percentage of sales was 42.3% compared with 44.2% for the same period last year.

Our cost of products and gross profit margin are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross profit margin, particularly during the first quarter, reflected some competitive pressures and a less favorable mix of product sales.  Also, manufacturing volumes early in the year were impacted by lower sales and inventory reduction initiatives.  Accordingly, we did not optimize the utilization and absorption of our manufacturing and support expenses.  We realized improvements in these factors during the second and third quarters, as gross profit margin improved 2.6% from the first quarter to the second quarter, and 0.9% from the second quarter to the third quarter.

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

SG&A expenses for the third quarter 2014 were approximately $2.8 million (31.6% of sales), compared with $2.5 million (33.0% of sales) for the same quarter last year.  For the nine months ended September 30, 2014, SG&A expenses totaled approximately $8.1 million (31.8% of sales) compared with approximately $7.6 million (36.3% of sales) for the same period last year.

Engineering and product development expenses for the third quarter 2014 totaled approximately $999,000 (11.4% of total sales), compared with $910,000 (12.0% of total sales) for the same quarter last year.  For the nine months ended September 30, 2014, engineering and product development expenses totaled approximately $2.8 million (10.9% of total sales) compared with $2.7 million (13.1% of total sales) for the same period last year.  The increases are attributed primarily to product feature and function enhancements, which were partially offset by a decline in amortization of capitalized software, as one project was fully amortized.

Marketing and selling expenses for the third quarter 2014 totaled approximately $975,000 (11.2% of total sales), compared with $903,000 (11.8% of total sales) for the same quarter last year.  For the nine months ended September 30, 2014, sales and marketing expenses totaled approximately $2.9 million (11.5% of total sales), compared with approximately $2.7 million (12.8% of total sales) for the same period last year.  The increase for the third quarter and nine month periods relates primarily to commissions and incentives, which directly correlate with the increase in sales.

General and administrative expenses for the third quarter 2014 totaled approximately $782,000 (8.9% of total sales), compared with approximately $692,000 (9.1% of total sales) for the same quarter last year.  For the nine months ended September 30, 2014, general and administrative expenses totaled approximately $2.4 million (9.4% of total sales), compared with $2.2 million (10.4% of total sales) for the same period last year.  The increases were attributed primarily to compensation and public company related expenses.

Operating Income

Operating income for the quarter ended September 30, 2014 increased to approximately $1.0 million (11.9% of sales), compared with approximately $767,000 (10.1% of sales) for the same quarter last year.  For the nine months ended September 30, 2014, operating income increased to approximately $2.7 million (10.5% of sales), compared with $1.6 million (7.9% of sales) for the same period last year.  The improvement in operating income was primarily the result of increased total sales and gross profit contributions.

Net Interest Expense

We incurred no net interest expense for the third quarter or nine months ended September 30, 2014, or for the comparable prior year periods.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of September 30, 2014 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense of approximately $380,000 and $864,000, respectively for the quarter and nine months ended September 30, 2014, compared with $253,000 and $539,000, respectively for the same periods last year.  Our income tax expense and benefit are primarily non-cash.

As of September 30, 2014, our deferred tax assets totaled approximately $6.0 million, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $4.9 million for federal and $13.8 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at September 30, 2014.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, net cash provided by operating activities totaled approximately $3.3 million, compared with approximately $1.6 million for the same period last year.  Cash provided by operating activities was primarily related to net income, depreciation and amortization, and accounts payable.  These items were partially offset by increases in accounts receivable.  For the nine months ended September 30, 2014, we realized net income of approximately $1.8 million, compared with approximately $1.1 million for the same period last year.  Accounts receivable increased approximately $1.7 million during the nine months ended September 30, 2014, reflecting sales that were consummated later in the quarter that have not yet completed their collection cycle.  For the same period last year, accounts receivable increased approximately $1.7 million.  Accounts payable for the nine months ended September 30, 2014 increased approximately $898,000 in anticipation of increasing business volumes and related material purchases.  For the same period last year trade payables decreased by approximately $194,000.  Depreciation and amortization totaled approximately $930,000 for the nine months ended September 30, 2014, compared with approximately $1.1 million for the same period last year, as certain capitalized software was fully amortized.

Cash used in investing activities for the nine months ended September 30, 2014 totaled approximately $483,000 compared with approximately $548,000 for the same quarter last year.  Cash used in investing activities for the nine months ended September 30, 2014 was primarily for test equipment related to manufacturing and engineering, and to upgrade our company-wide enterprise system.  For the same period last year, cash used in investing activities was primarily for test equipment, tooling and the development of software, which was capitalized.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the nine month periods ended September 30, 2014 and 2013 totaled approximately $144,000 and $34,000, respectively, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2014.

As of September 30, 2014 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

As of September 30, 2014 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of September 30, 2014 and the date of this report, there was approximately $4,385 million and $3,028 million, respectively, of borrowing available under the revolving credit facility.

Our cash balance at September 30, 2014 was approximately $10.9 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended September 30, 2014 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2014

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 12, 2014	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly
authorized officer)

Date: November 12, 2014	By:	/s/ William P. Kelly
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