Form 10-K
period 2014-12-31
RELM WIRELESS CORP
filed 2015-03-04
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on the closing price of such stock on the NYSE MKT on such date, was $35,896,491.

As of March 2, 2015, 13,665,087 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2015 annual stockholders’ meeting are incorporated by reference in Part II (Item 5(d)) and in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

i

PART I

Item 1.	Business.

General

RELM Wireless Corporation (“RELM” or the “Company”) provides two-way radio communications equipment of high quality and reliability.

In business for 68 years, RELM (NYSE MKT: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

Our digital technology is compliant with the Project 25 standard for digital land mobile radio equipment.  The Project 25 standard (P-25) is adopted by representatives from the Association of Public Safety Communication Officials-International (APCO), the National Association of State Technology Directors (NASTD), the U.S. Federal Government and other public safety user organizations.  Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz), 700-800 MHz and 900MHz bands.  Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors.  Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.

We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government, public safety and military applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG product line.

RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services. Typically these users are not radio professionals, and require easy, fast and  affordable communication among a defined group of users.

We provide superior products and value to a wide array of customers with demanding requirements, including, for example, emergency response, public safety, homeland security and military customers of federal and state government agencies, as well as various commercial enterprises.  Our two-way radio products excel in applications with harsh and hazardous conditions. They offer high-specification performance, durability and reliability at a lower cost relative to comparable offerings.

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

Industry Overview

Land mobile radio (“LMR”) communications consist of hand-held (portable) and vehicle mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communication needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools.  LMR usage often consists of direct radio-to-radio communications outside of the range of a communication network with one to many members of a group.  Also, LMR functions with push-to-talk operation (i.e. no call set-up or dialing a phone number is required).  LMR communications often consist of multiple short (5 second) transmissions between multiple members of a group.  For the public safety sector, this is known as Mission Critical Voice (MCV).  The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

LMR systems are the most widely-used and longest-used form of wireless dispatch communications in the United States, having been first placed in service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased their popularity and usage by businesses and other agencies. Responding to the growing usage, additional radio frequency spectrum was allocated by the Federal Communications Commission (“FCC”) for LMR use.

More recently the LMR industry has been characterized by slow growth, reflecting several factors:

●	LMR is a mature industry, having been in existence for over 90 years;

●	some LMR users are in mature industry segments that have experienced slow growth rates;

●	funding and budgets for government and public safety agencies have been constrained; and

●	limited availability of radio frequency spectrum, which hinders existing users in expanding their systems and potential new users from establishing new systems.

Years ago, as a result of the limited spectrum availability, the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively meant that the industry had to migrate to digital technology. Responding to the mandate, the Association of Public Safety Communications Officials (“APCO”), the National Association of State Technology Directors (NASTD), the U.S. Federal Government and the Telecommunications Industry Association (TIA), in concert with several LMR manufacturers, including RELM, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25. The primary objectives of Project 25 are to: (i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, (ii) maximize radio spectrum efficiency, and (iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Users of nationally available 700 MHz frequencies designed for interoperability are required to use P-25 equipment.  In addition, U.S. Federal Government grant programs that provide assistance in funding for state and local agencies to purchase interoperable communication equipment for first responders strongly encourage compliance to P-25 standards.  Accordingly, although funding for LMR purchases by many government agencies is limited, we believe that as users upgrade equipment to achieve interoperability and comply with FCC narrow-banding mandates, demand for P-25 equipment will continue to grow.  Additionally, the P-25 standard has also been widely adopted in other countries.  The migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market utilize alternative digital technologies (e.g. DMR) and analog LMR products.

Presently, the market is dominated by one supplier, Motorola Solutions, Inc.  However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more suppliers to lock out competitors. Formerly, because of proprietary characteristics incorporated in many LMR systems, a customer was effectively precluded from purchasing additional LMR products from a supplier other than the initial supplier of the system. Additionally, the system infrastructure technology was prohibitive for smaller suppliers to develop and implement. P-25 provides an environment in which users will increasingly have a wider selection of LMR suppliers, including smaller suppliers such as RELM.

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

Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors.  Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.

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

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers. Government and public safety sales represented approximately 95%, 94% and 93% of our total sales for 2014, 2013 and 2012, respectively.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 5%, 6% and 6% of our total sales for 2014, 2013 and 2012, respectively.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 22 employees combined with contract engineering resources. Their primary development focus has been the design of our line of next generation P-25 digital products, the KNG Series, and related capabilities. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently we added UHF and 700/800MHz products, as well as P-25 Phase I FDMA (Frequency Division Multiple Access) trunking and P-25 Phase II TDMA (Time Division Multiple Access) trunking.  Our P-25 products also provide encrypted operation, GPS location services and network authentication services.

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

For 2014, 2013 and 2012, our engineering and development expenses were approximately $3.7 million, $3.9 million and $3.7 million, respectively.

Intellectual Property

We presently have no United States patents in force. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. We also rely on trade secret laws and employee and third party non-disclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available for every aspect of our manufacturing. Consistent with that strategy, for many years we have successfully utilized outside contract arrangements for different segments of our manufacturing operations. These arrangements, some of which are with offshore concerns, have been managed and updated to meet our present requirements, and they continue to be instrumental in controlling our product costs, allowing us to be competitive and manage our gross margins.

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

We plan to continue utilizing contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product, all of which contribute toward product cost control. To ensure that products manufactured by others meet our quality standards, our production and engineering team works closely with our ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design, and conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During  2014, 2013 and 2012, our operations were not materially impaired due to delays from single source suppliers. However, the absence of a single-source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources where possible and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

We experience seasonality in our quarterly results in part due to governmental customer spending patterns that are influenced by government fiscal year budgets and appropriations.  We also experience seasonality in our quarterly results in part due to our concentration of sales to federal and state agencies that participate in wildland  fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened.  In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year.  Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial results.

Significant Customers

Sales to the United States Government represented approximately 40%, 34% and 39% of our total sales for the years ended December 31, 2014, 2013 and 2012, respectively. These sales were primarily to various government agencies, including those within the United States Department of Defense (“DOD”), the United States Forest Service (“USFS”) and the United States Department of the Interior (“DOI”).

Backlog

Our  backlog of unshipped customer orders was approximately $4.2 million and $2.5 million as of December 31, 2014 and 2013, respectively.

Competition

We compete with other domestic and foreign companies primarily in the North American market, but also internationally.  One dominant competitor, Motorola Solutions, Inc., is estimated to have well in excess of half the market for LMR products.  We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Employees

As of December 31, 2014, we had 101 full-time employees, most of whom are located at our West Melbourne, Florida facility; 50 of these employees are engaged in direct manufacturing or manufacturing support, 22 in engineering, 19 in sales and marketing, and 10 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2014	2013	2012
	(in Millions)
United States	$30.1	$26.4	$26.2
International	0.9	0.6	1.4
Total	$31.0	$27.0	$27.6

Additional financial information is provided in the financial statements at pages F-1 through F-18.

Item 1A.	Risk Factors

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

We are engaged in a highly competitive industry

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products, including providing complete, integrated, communications systems and infrastructure. We do not provide complete, integrated, communications systems and infrastructure.  These advantages may allow them:

●	to be more attractive to customers who desire a single source supplier of LMR products;

●	to respond more quickly to new or emerging technologies and changes in customer requirements which may render our products obsolete or less marketable;

●	to engage in more extensive research and development;

●	to undertake more far-reaching marketing campaigns;

●	to be able to take advantage of acquisitions and other opportunities;

●	to adopt more aggressive pricing policies; and

●	to be more attractive to potential employees and strategic partners.

Many of our competitors have established extensive networks of sales locations and multiple distribution channels, which are more extensive than ours.  We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

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

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $5.0 million secured credit facility with Silicon Valley Bank (“SVB”). As of December 31, 2014 and as of the date of this report, there were no borrowings outstanding under the facility.  The loan and security agreement, as amended, governing the credit facility contains certain financial maintenance and restrictive covenants.  Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all covenants. However, there is no assurance that we will be able to comply with the covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.  Approximately 52.5% of our material, subassembly and product procurements in 2014 were sourced from one supplier.  Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2014, approximately 40% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DOD, USFS, DOI and the DHS. There can be no assurance that we will be able to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Retention of our executive officers and key personnel is critical to our business

The efforts of our President and Chief Executive Officer, our Chief Financial Officer, and our Chief Technology Officer, as well as other key executives and employees, are critical to our success. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. We carry key-man life insurance of $5.0 million on the life of our President and Chief Executive Officer. Notwithstanding such life insurance, the loss of services from any of our executive officers or these other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

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

We engage in business with manufacturers located in other countries

We engage in business with manufacturers located in other countries. Approximately 69.4% of our material, subassembly and product procurements in 2014 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the political and social conditions in foreign countries in which we maintain sourcing relationships, and changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation.

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

Any  infringement claim against us could have a material adverse effect on our financial condition

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

Future sales of shares of our common stock may negatively effect our stock price and impair our ability to raise equity capital

Approximately 4.4 million (32.0%) of our shares of outstanding common stock as of December 31, 2014 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 68% of our outstanding shares of common stock as of December 31, 2014 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate.  We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease, as amended, has an expiration date of June 30, 2020.  Rental, maintenance and tax expenses for this facility were approximately $470,000, $477,000 and $475,000 in 2014, 2013 and 2012, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease has an expiration date of December 31, 2019. Rental, maintenance and tax expenses for this facility were approximately $100,000 in 2014 and $92,000 in 2013 and 2012.

Item 3.	Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE MKT under the symbol “RWC.” The following tables set forth the high and low closing sales price for our common stock for the quarterly periods for the years ended December 31, 2014 and 2013, as reported by the NYSE MKT.

Common Stock

	High	Low
2014 Quarter Ended
First Quarter	$3.55	$2.95
Second Quarter	4.00	3.03
Third Quarter	5.74	3.66
Fourth Quarter	5.55	3.97

	High	Low
2013 Quarter Ended
First Quarter	$2.27	$1.65
Second Quarter	3.60	2.15
Third Quarter	4.00	2.39
Fourth Quarter	3.50	2.38

(b) Holders.

On March 2, 2015, there were 914  holders of record of our common stock.

(c) Dividends.

We did not pay any cash dividends on our common stock during 2014 or 2013.  The declaration and payment of cash dividends, if any, is subject to the discretion of our board of directors and final determination based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.  In addition, our credit facility provides that payment of cash dividends in any twelve-month period may not exceed $3.5 million.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of our fiscal year end in connection with the solicitation of proxies for our 2015 meeting of stockholders.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial and operating results for 2014 improved significantly from the prior year.  Total sales, sales of P-25 digital products and sales of new KNG products all increased compared with the previous year, while selling, general and administrative expenses as a percentage of sales declined and net income increased from the prior year.  Additionally, our working capital improved during 2014, due in large part to cash generated from operating activities.

Net sales for 2014 increased approximately 14.6% to $31.0 million, compared with $27.0 million for the prior year.  Sales of P-25 digital products for 2014 increased 26.6% to approximately $22.4 million (72.3% of total sales) compared with approximately $17.7 million (65.4% of total sales) last year.  The comparative growth in both total sales and sales of digital products was attributable to gains within new federal, state and local government markets, as well as with international and longstanding legacy customers.  Additionally, the growth was comprised almost entirely of P-25 digital products, including our line of KNG P-25 digital models.  We also realized sales contributions from our legacy D-series radios largely for wildland fire related applications.

Gross profit margin as a percentage of sales in 2014 was 42.6%, compared with 43.5% for the prior year.  Our gross margin is primarily a reflection of the mix of products sold, manufacturing overhead absorption and competitive pressures.  These factors, generally, showed improvement from the first quarter as the year progressed.

Selling, general and administrative expenses for 2014 totaled approximately $10.7 million, or 34.4% of sales, compared with $10.1 million, or 37.4% of sales,  last year.  The increase was attributed primarily to sales and  incentive related compensation.

Pretax income for 2014 increased approximately 52.3% to $2.5 million, compared with $1.7 million last year.  For 2014, we recognized income tax expense of approximately $878,000, compared with $515,000 last year.  Our income tax expense for both years is largely non-cash, as a result of deferred items derived primarily from net operating loss carryforwards.

Net income for 2014 increased approximately 42.1% to $1.6 million ($0.12 per basic and diluted share), compared with approximately $1.1 million ($0.08 per basic and diluted share) for the prior year.

As of December 31, 2014, working capital increased 12.5% to approximately $28.9 million, of which $14.6 million was comprised of cash and trade receivables.  This compares with working capital totaling approximately $25.7 million at year end 2013, which included $10.8 million of cash and trade receivables.  Also, as of December 31, 2014 there were no borrowings outstanding under our revolving credit facility.

We experience seasonality in our quarterly results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations.  We also experience seasonality in our quarterly results in part due to our concentration of sales to federal and state agencies that participate in wildland fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened.  In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year.  Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31
	2014	2013
Sales	100.0%	100.0%
Cost of products	(57.4)	(56.5)
Gross margin	42.6	43.5
Selling, general and administrative expenses	(34.4)	(37.4)
Net interest and other expense	(0.1)	(0.0)
Income before income tax expense	8.1	6.1
Income tax expense	(2.9)	(1.9)
Net income	5.2%	4.2%

Fiscal Year 2014 Compared With Fiscal Year 2013

Sales, net

For 2014 net sales increased 14.6% to approximately $31.0 million, compared with approximately $27.0 million for the prior year.  Sales of P-25 digital products in 2014 increased 26.6% to approximately $22.4 million (72.3% of total sales), compared with approximately $17.7 million (65.4% of total sales) for 2013.

The comparative growth in both total sales and sales of digital products was widespread across new federal, state, local and international customers, as well as some of our longstanding legacy customers.  These sales were almost entirely for P-25 digital products, a substantial portion of which was comprised of our broad line of KNG P-25 digital models.  However, we also realized sales contributions from our legacy D-series radios largely for wildland fire related applications.

During 2014 we continued to make gains with customers and markets that were relatively new for us, including certain branches of the U.S. Departments of Treasury and Defense and several state and county agencies.    Such gains are attributable primarily to our KNG product line, which spans all the major frequency bands and offers a wide array of technology and features.

We believe 2014 provided some encouraging signs that the business and government funding climate may be improving, and that the awareness of RELM’s value proposition is increasing.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for 2014 was 57.4% compared with 56.5% in 2013.

Our cost of products and gross profit margin are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross profit margin, particularly during the first quarter, reflected some competitive pressures and a less favorable mix of product sales.  Also, manufacturing volumes early in the year were impacted by lower sales and inventory reduction initiatives.  Accordingly, we did not optimize the utilization and absorption of our manufacturing and support expenses.  We realized improvements in these factors as the year progressed, with gross profit margin improving 3.6% from the first quarter to the fourth.

During the first quarter 2014 we disposed of obsolete inventory that had been fully reserved previously.  There was no material impact on our balance sheet or statement of operations as a result of this transaction.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that our current contract manufacturing relationships or comparable alternatives will be available to us in the future.  We believe leveraging increased sales volumes and P-25 product sales, combined with the aforementioned manufacturing improvements, should yield gross margin improvements.  We may encounter product cost and competitive pricing pressures in the future.  However, the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2014, SG&A expenses totaled approximately $10.7 million, or 34.4% of sales, compared with approximately $10.1 million, or 37.4% of sales, for the prior year.

Engineering and product development expenses for 2014 totaled approximately $3.7 million (11.9% of sales) compared with approximately $3.9 million (14.3% of sales) last year.  The decrease is attributed primarily to a decline in the amortization of capitalized software, as one project was fully amortized.

Marketing and selling expenses for 2014 totaled approximately $3.9 million, or 12.5% of sales, compared with $3.5 million, or  12.8% of sales, last year.  The increase relates primarily to commissions and incentives, which directly correlate with the increase in sales.

General and administrative expenses for 2014 totaled approximately $3.1 million, or 10.0% of sales, compared with $2.8 million (10.4% of sales) last year.  The increase was attributed primarily to headquarters and incentive compensation related expenses.

Operating Income

Operating income for 2014 increased 52.3% to approximately $2.5 million (8.1% of sales), compared with approximately $1.7 million (6.1% of sales) for 2013.  The improvement in operating income for the year was primarily the result of increased total sales and sales of P-25 digital products.

Interest Income/Expense, net

For 2014 we earned approximately $1,000 in interest income and incurred no interest expense for 2014 or the prior year.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earned interest income on our cash balances.  The interest rate on such revolving credit facility as of December 31, 2014 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.  Our revolving credit facility was not utilized during 2014 or 2013.

Income Tax Expense

We recorded income tax expense for 2014 of approximately $900,000, compared with $515,000 last year.  Our income tax expense and benefit are primarily non-cash.

As of December 31, 2014, our net deferred tax assets totaled approximately $6.1 million, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $6.4 million for federal and $14.5 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at December 31, 2014.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of December 31, 2014.

Accounting for Income Taxes

We account for income taxes using the asset and liability method specified by ASC Topic 740, “ Income Taxes”, as modified by ASC Topic 740-10-05.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. In determining whether a tax asset is realizable, we consider among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2014, 2013 and 2012, and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust our valuation allowance related to our deferred tax assets in the future.

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

Our cost of products and gross margin are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross margin for 2013 reflected a less favorable mix of product sales as well as competitive pressure and a decline in total sales.  Furthermore, manufacturing volumes decreased in 2013 compared with the prior year as a result of inventory reduction initiatives and reduced sales.  Accordingly we did not fully absorb our base of manufacturing and support expenses.

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

We evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we concluded that based on the weight of available evidence, it was more likely than not that we would realize the benefit of our net deferred tax assets recorded at December 31, 2013.  We couldn’t estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.

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

Changing Prices

Changing prices for the years ended December 31, 2014 and 2013 did not have a material impact on our operations.  The extent of competitive pricing pressure in the future and its impact is uncertain.

Liquidity and Capital Resources

For the year ended December 31, 2014, net cash provided by operating activities totaled approximately $4.0 million compared with approximately $2.0 million last year.  The cash provided by operating activities for 2014 was primarily related to net income, depreciation and amortization, deferred tax assets, accounts payable and accrued compensation.  These items were partially offset by changes in accounts receivable and inventories.  For the year ended December 31, 2014, we realized net income of approximately $1.6 million compared with approximately $1.1 million last year.  Depreciation and amortization totaled approximately $1.2 million for 2014, compared with $1.5 million last year.  Deferred tax assets for 2014 decreased by approximately $0.9 million due to non-cash tax expense on our pretax income.  This compared to a decrease of $0.5 million for the prior year.  Accrued compensation and related taxes as of December 31, 2014 increased by approximately $0.5 million reflecting increased incentive compensation related to improved sales and operating results.  For the prior year, accrued compensation decreased approximately $0.7 million.  Accounts payable for the year increased approximately $0.5 million as a result of increasing business volumes and related purchases.  Last year accounts payable decreased by approximately $0.2 million.  Accounts receivable as of December 31, 2014 increased by approximately $0.4 million related to sales that were consummated late in the year that had not yet completed the collection cycle.  For the prior year accounts receivable increased by approximately $0.8 million.  Net inventories increased during the year ended December 31, 2014 by approximately $0.5 million reflecting growing business volumes and purchases of long-lead components.  During 2013, net inventories decreased by approximately $1.6 million as a result of inventory reduction initiatives.

Cash used in investing activities for 2014 totaled approximately $697,000 compared with approximately $678,000 last year.  Cash used in investing activities for both years was primarily to fund the purchase of engineering and manufacturing equipment.  During the prior year we also used approximately $340,000 for the development of software.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for 2014 and 2013 totaled approximately $144,000 and $52,000, respectively, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank (“SVB”), which was most recently amended in January 2015, with a maximum borrowing availability of $5.0 million (subject to the borrowing base) and a maturity date of December 30, 2015.  The loan and security agreement, as amended, governing this revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.  The terms of the loan and security agreement include the following:

●
Financial maintenance covenants, required to be maintained at all times and tested on the last day of each month, of: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.25:1.00 and (2) “tangible net worth” (as defined in the loan and security agreement) of at least $26.5 million, increasing by (a) 50% of quarterly net profits and (b) 75% of net proceeds derived from issuances of equity and issuances of subordinated debt.

●
Borrowings under the revolving credit facility bear interest at the prime rate, as in effect from time to time, plus 50 basis points, provided if our “Adjusted Quick Ratio” is greater than or equal to 1.50 to 1.00, then the interest rate is the prime rate.

●	The maximum that we may borrow at any given time is based on, among other things, eligible accounts receivable, inventory, and cash.

●	Our obligations are secured by substantially all of our assets, principally accounts receivable and inventory.

●
We are permitted to pay cash dividends the total of which may not exceed $3.5 million in the aggregate during any twelve month period so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend.

For a more detailed description of such borrowing terms and conditions, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included elsewhere in this report.

We were in compliance with all covenants under the loan and security agreement, as amended, as of December 31, 2014 and as of the date of this report on Form 10-K.  As of December 31, 2014 and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of December 31, 2014 and the date of this report, there was approximately $3.0 of borrowing available under the revolving credit facility.

Our cash balance at December 31, 2014 was approximately $11.4 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” starting on page 6 of this report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2014 and 2013.

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

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for discussion our revenue recognition process and our more subjective accounting estimation processes. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. The processes for determining the allowance for collection of trade receivables, reserves for excess or obsolete inventory, reserve for product warranty, software development and income taxes, involve certain assumptions that if incorrect could create an adverse impact on our operations and financial position.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $49,000 on gross trade receivables of  approximately $3.3 million as of December 31, 2014, as compared with $84,000 on gross trade receivables of approximately $2.9 million as of December 31, 2013. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2014. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2014 cannot be known with certainty as of this report’s date, we rely on prior experience. Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales during past years.  Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.5% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. As of December 31, 2014 we had  no specific allowance on trade receivables.  Last year our specific allowance on trade receivables was approximately $45,000, which represented approximately 54% of one customer account.

Excess and Obsolete Inventory

The allowance for obsolete and slow moving inventory was approximately $1.7 million and $3.0 million at December 31, 2014 and 2013, respectively. The allowance was decreased during the first quarter of 2014 as we disposed of obsolete inventory that had been fully reserved previously.  There was no material impact on our balance sheet or statement of operations as a result of this transaction.

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

Reserve for Product Warranty

We offer two-year warranties to our customers depending on the specific product and terms of the customer purchase agreement. Our typical warranties require it to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, we record a liability for estimated costs under its warranties. The costs are estimated based on historical experience. We periodically assess the adequacy of our recorded liability for product warranties and adjust the amount as necessary.

Software Development

We account for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or  Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product.  Net capitalized software costs totaled approximately $753,000 as of December 31, 2014, as compared with approximately $1.5 million as of December 31, 2013.

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
West Melbourne, Florida

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Miami, Florida
March 4, 2015

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$11,363	$7,945
Trade accounts receivable (net of allowance for doubtful accounts of $49 and $84 in 2014 and 2013, respectively)	3,266	2,844
Inventories, net	12,112	11,575
Deferred tax assets	3,743	3,836
Prepaid expenses and other current assets	1,921	1,920
Total current assets	32,405	28,120
Property, plant and equipment, net	1,282	1,045
Deferred tax assets, net	2,290	3,072
Capitalized software, net	753	1,478
Other assets	256	308
Total assets	$36,986	$34,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,403	$950
Accrued compensation and related taxes	1,246	779
Accrued warranty expense	384	292
Accrued other expenses and other current liabilities	217	154
Deferred revenue	291	281
Total current liabilities	3,541	2,456

Deferred revenue	212	147
Total liabilities	$3,753	$2,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,665,087 and 13,588,804 issued and outstanding shares at December 31, 2014 and 2013, respectively	8,199	8,153
Additional paid-in capital	24,816	24,672
Accumulated earnings (deficit)	218	(1,405)
Total stockholders’ equity	33,233	31,420
Total liabilities and stockholders’ equity	$36,986	$34,023

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, except per share data)

	Years Ended December 31,
	2014	2013
Sales, net	$30,971	$27,023
Expenses
Cost of products	17,784	15,276
Selling, general and administrative	10,659	10,106
	28,443	25,382

Operating income	2,528	1,641
Other (expense) income:
Interest expense	—	—
Interest income	1	—
Other (expense) income	(6)	16
Total other (expense) income	(5)	16
Income before income taxes	2,523	1,657
Income tax expense	(900)	(515)
Net income	$1,623	$1,142
Net income per share-basic:	$0.12	$0.08
Net income per share-diluted:	$0.12	$0.08
Weighted average shares outstanding-basic	13,647	13,569
Weighted average shares outstanding-diluted	13,755	13,627

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in Thousands, except share data)

			Additional
	Common Stock		paid-In	Accumulated
	Shares	Amount	Capital	Earnings (Deficit)	Total
Balance at December 31, 2012	13,545,482	$8,127	$24,604	$(2,547)	$30,184
Common stock options exercised and issued	43,322	26	26	—	52
Share-based compensation expense	—	—	42	—	42
Net income	—	—	—	1,142	1,142
Balance at December 31, 2013	13,588,804	8,153	24,672	(1,405)	31,420
Common stock options exercised and issued	76,283	46	98	—	144
Share-based compensation expense	—	—	46	—	46
Net income	—	—	—	1,623	1,623
Balance at December 31, 2014	13,665,087	$8,199	$24,816	$218	$33,233

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands, except share data)

	Years Ended December 31,
	2014	2013
Operating activities
Net income	$1,623	$1,142
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for doubtful accounts	(35)	45
Inventory reserve	9	128
Deferred tax expense	875	500
Depreciation and amortization	1,185	1,475
Share-based compensation expense	46	42
Changes in operating assets and liabilities:
Accounts receivable	(387)	(827)
Inventories	(546)	1,642
Prepaid expenses and other current assets	(1)	(1,006)
Other assets	52	22
Accounts payable	453	(182)
Accrued compensation and related taxes	467	(706)
Accrued warranty expense	92	25
Deferred revenue	75	(280)
Note payable	—	(18)
Accrued other expenses and other current liabilities	63	(12)
Net cash provided by operating activities	3,971	1,990

Investing activities
Purchases of property, plant and equipment	(697)	(338)
Capitalized software	—	(340)
Net cash used in investing activities	(697)	(678)

Financing activities
Proceeds from issuance of common stock	144	52
Net cash provided by financing activities	144	52
Increase in cash	3,418	1,364
Cash and cash equivalents, beginning of year	7,945	6,581
Cash and cash equivalents, end of year	$11,363	$7,945
Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash financing activity
Cashless exercise of stock options	$2	$9

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.   Summary of Significant Accounting Policies

Description of Business

The primary business of RELM Wireless Corporation and its subsidiary, RELM Communications, Inc., (collectively, the “Company”) is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products which are sold in two primary markets: (1) the government and public safety market and (2) business and industrial market. The Company has only one reportable business segment.

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

The reserve for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market. Because the amount of inventory that will actually be recouped through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing inventory levels, inventory is classified as having been used or unused during the past year and establish a reserve based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

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

Depreciation is generally computed on the straight-line method using lives of 3 to 10 years on machinery and equipment and 5 to 6 years on leasehold improvements.

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

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.   Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2014 and 2013.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2014 and 2013 are adequate.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by ASC Topic 740, “Income Taxes”, as modified by ASC Topic 740-10-05. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2014 and 2013 and certain tax planning strategies. If the Company fails to achieve

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.   Summary of Significant Accounting Policies (Continued)

the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2014 and 2013, accounts receivable from governmental customers were approximately $1,364 and $902, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers consistently have been within management’s expectations.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2014, the Company had cash and cash equivalents in excess of FDIC limits of approximately $11,113.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 69% of the Company’s material, subassembly and product procurements in 2014 were sourced internationally, of which approximately 52.4% were sourced from one supplier.  For 2013, approximately 72% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 53.1% were sourced from one supplier. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013. Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expense are classified as part of selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2014 and 2013, such expenses totaled $281 and $204, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.   Summary of Significant Accounting Policies (Continued)

Research and Development Costs

Included in selling, general and administrative expenses for the years ended December 31, 2014 and 2013 are research and development costs of $3,694 and $3,851, respectively.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2014 and 2013.

In May 2014, the FASB issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company is in the process of evaluating the effect this standard will have, if any, on its consolidated financial statements and related disclosures.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

2.  Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2014	2013

Finished goods	$3,826	$3,525
Work in process	5,127	5,702
Raw materials	3,159	2,348
	$12,112	$11,575

Changes in the allowance for obsolete and slow moving inventory are as follows:

	Years Ended December 31,
	2014	2013

Balance, beginning of year	$2,960	$2,832
Charged to cost of sales	9	140
Disposal of inventory	(1,266)	(12)
Balance, end of year	$1,703	$2,960

During the year ended December 31, 2014, the Company disposed of obsolete inventory that had been fully reserved previously.  There was no material impact to the Company’s balance sheet or statement of operations a result of this transaction.

3.  Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2014	2013

Balance, beginning of year	$84	$39
Provision for doubtful accounts	35	51
Uncollectible accounts written off	(70)	(6)
Balance, end of year	$49	$84

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

4.  Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2014	2013

Leasehold improvements	$370	$322
Machinery and equipment	6,214	5,576
Less accumulated depreciation and amortization	(5,302)	(4,853)
Property, plant and equipment, net	$1,282	$1,045

Depreciation and amortization expense relating to property, plant, and equipment for the years ended December 31, 2014 and 2013 was $460 and $406, respectively.

5.  Accounting for Software Costs

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled $753 and $1,478 as of December 31, 2014 and 2013, respectively.  For the years ended December 31, 2014 and 2013, the Company’s amortization expense for capitalized software was approximately $725 and $1,069, respectively.

6.  Debt

The Company has a secured revolving credit facility with Silicon Valley Bank (“SVB”).   Effective on December 31, 2014, the Company and SVB amended the Loan and Security Agreement dated as of October 23, 2008, as amended by the First Amendment thereto dated as of October 20, 2010, the Second Amendment thereto dated as of June 22, 2011, and the Third Amendment thereto dated as of December 18, 2012, under which the existing $5.0 million secured revolving credit facility is maintained, by entering into the Fourth Amendment to Loan and Security Agreement.   Under the Fourth Amendment, the existing $5.0 million secured revolving credit facility was amended as follows:

●	the secured credit facility’s maturity date was extended to December 30, 2015 from December 31, 2014;

●
the variable rate at which borrowings bear interest was changed to the prime rate, as in effect from time to time, plus 50 basis points, provided if the Company’s “Adjusted Quick Ratio” is greater than or equal to 1.50 to 1.00, then the interest rate is the prime rate;

●
the Company’s minimum “tangible net worth” requirement was reset to $26.5 million, such minimum requirement continuing to be subject to increase by (i) 50% of quarterly net profits and (ii) 75% of the net proceeds received from issuances of equity and issuances of “subordinated debt”; and

●
the Company is now permitted to pay cash dividends, the total of which may not exceed $3.5 million in the aggregate, during any twelve month period, so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

The Company was in compliance with all covenants under the Loan and Security Agreement, as amended by the Fourth Amendment, as of December 31, 2014.  The Company had no borrowings outstanding under the secured credit facility as of December 31, 2014, and approximately $3.0 million was available for borrowing.

The foregoing description of the revolving credit facility is not complete and is qualified in its entirety by reference to the loan and security agreement dated as of October 23, 2008, as amended by the first amendment to loan and security agreement dated as of October 20, 2010, by the second amendment to loan and security agreement dated June 22, 2011, by the third amendment to loan and security agreement dated December 18, 2012, and by the fourth amendment to loan and security agreement dated as of January 28, 2015 and effective as of December 31, 2014, copies of which are listed and incorporated by reference as Exhibits 10.8, 10.9, 10.10, 10.11 and 10.17 to the report in which these Consolidated Financial Statements are included, and are incorporated by reference herein.

7.  Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida.  The original lease, which expired on June 30, 2005, was renewed for an additional five years. In December 2008 and September 2013, we executed the first and second amendments, respectively, to the lease, each of which reduced the amount of the monthly base rent payment.  The second amendment extended the expiration date to June 30, 2020. Rental, maintenance and tax expenses for this facility were approximately $470 and $477 in 2014 and 2013, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. The lease, which had an expiration date of December 31, 2014, was amended on May 1, 2014, and the expiration date was extended for an additional five years to December 31, 2019 effective from January 1, 2015. Rental, maintenance and tax expenses for this facility were approximately $100 and $92 in 2014 and 2013, respectively.

The following table summarizes future minimum rental payments under these leases as of December 31, 2014:

2015	$580
2016	580
2017	580
2018	580
2019	580
Thereafter	237
$3,137

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.  Income Taxes

The income tax expense is summarized as follows:

	Years Ended December 31,
	2014	2013
Current:
Federal	$23	$15
State	2	1
	25	16
Deferred:
Federal	827	478
State	48	21
	875	499
	$900	$515

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2014	2013

Statutory U.S. income tax rate	34.00%	34.00%
States taxes, net of federal benefit	1.95%	1.29%
Permanent differences	1.55%	2.36%
Change in valuation allowance	0.00%	(0.84)%
Change in net operating loss carryforwards and
tax credits	(2.20)%	(5.02)%
Other	0.38%	(0.70)%

Effective income tax rate	35.68%	31.09%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.  Income Taxes (continued)

The components of the deferred income tax assets (liabilities) are as follows:

	December 31,
	2014		2013
	Current	Long Term	Current	Long Term
Deferred tax assets:
Operating loss carryforwards	$2,009	$778	$1,542	$1,651
R and D tax credit	—	1,021	—	951
AMT tax credit	—	269	—	266
Section 263A costs	421	—	535	—
Research and development costs	170	1,258	219	1,209
Amortization	—	—	—	—

Asset reserves:
Bad debts	18	—	30	—
Inventory reserve	608	—	1,058	—

Accrued expenses:
Non-qualified stock options	—	78	—	78
Compensation	202	—	199	—
Warranty	315	—	253	—
Deferred tax assets	3,743	3,404	3,836	4,155
Less valuation allowance	—	—	—	—
Less APIC pool reserve	—	(380)	—	(380)
Total deferred tax assets	3,743	3,024	3,836	3,775

Deferred tax liabilities:
Depreciation	—	(370)	—	(507)
Amortization	—	(364)	—	(196)
Total deferred tax liabilities	—	(734)	—	(703)

Net deferred tax assets	$3,743	$2,290	$3,836	$3,072

As of December 31, 2014, the Company had a net deferred tax asset of approximately $6,033.  This asset is primarily composed of net operating loss carry forwards (“NOLs”), research and development costs, and a reserve for inventory. The NOLs total $6,365 for federal and $14,414 for state purposes, with expirations starting in 2018 and ending in 2030.  Included in the Company’s NOLs as of December 31, 2014 is approximately $1,009 from the exercise of stock options. The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $380 and is reserved through a valuation allowance at December 31, 2014, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

During 2014 and 2013 the Company utilized $1,159 and $749, respectively, of its NOLs.  The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2014 and 2013.  ASC Topic 740 “Income Taxes” requires that all positive and negative evidence be

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.  Income Taxes (continued)

analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset.  Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will realize all of the benefit of its deferred tax assets. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2014. It cannot presently be estimated what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future.  The 2014 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2014 and 2013, the Company incurred $23 and $15, respectively in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

As a result of the implementation of ASC Topic 740 “Income Taxes”, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by ASC 740-10. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2014 and the Company does not believe there will be any material changes in its unrecognized tax positions over the new twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2014 are reported as a component of income tax expense.

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar  years  2010, 2011, 2012, and 2013 are still open to IRS examination under the statute of limitations.  An IRS examination on the Company’s 2007 calendar year was recently closed with no change.

In September 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction  and capitalization of expenditures related to tangible property as well as dispositions of tangible property.  These regulations are effective for our tax year beginning January 1, 2014.  The adoption of these  regulations is not expected to have a material impact on our consolidated financial position, results of operations, or cash flow.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

9.  Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Years ended December 31,
	2014	2013
Numerator:
Net income from continuing operations numerator for basic and diluted earnings per share	$1,623	$1,142
Denominator:
Denominator for basic earnings per share weighted average shares	13,647,460	13,568,589
Effect of dilutive securities:
Stock options	107,742	58,676
Denominator for diluted earnings per share weighted average shares	13,755,202	13,627,265
Basic income per share	$0.12	$0.08
Diluted income per share	$0.12	$0.08

Approximately 33,000 and 279,000 stock options for the years ended December 31, 2014 and 2013, respectively, were excluded from the calculation because they were anti-dilutive.

10.  Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded $46 and $42 of share-based employee compensation expense during the years ended December 31, 2014 and 2013, respectively, and is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations.  No amount of share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2014 and 2013 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future. Accordingly, the assumed dividend yield is zero. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

10.  Share-Based Employee Compensation (continued)

	FY 2014	FY 2013
Expected Volatility	59.6%	72.3%
Expected Dividends	0.00	0.00
Expected Term (in years)	3.0	3.0
Risk-Free Rate	0.80%	1.05%
Estimated forfeitures	0.0%	0.0%

A summary of stock option activity under our stock option plans as of December 31, 2014, and changes during the year ended December 31, 2014 are presented below:

As of January 1, 2014	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	482,611	3.50	—	2.18	—
Vested	410,942	3.64	—	2.41	—
Nonvested	71,669	2.68	—	0.87	—

Period activity
Issued	35,000	3.40	—	0.08	—
Exercised	87,833	2.09	—	1.04	—
Forfeited	—	—	—	—	—
Expired	15,000	3.28	—	1.14	—

As of December 31, 2014
Outstanding	414,778	3.79	3.65	2.29	634,436
Vested	361,443	3.91	3.35	2.55	538,215
Nonvested	53,335	3.00	5.68	0.54	96,221

Outstanding:
Range of xercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
1.50	1.89	64,000	1.70	3.42
2.00	2.55	103,334	2.24	4.14
3.14	11.40	247,444	4.99	4.51
		414,778	3.79	3.65

Exercisable:
Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)
1.50	1.89	64,000	1.70
2.00	2.55	84,999	2.24
3.45	11.40	212,444	5.25
		361,443	3.91

The weighted-average grant-date fair value per option granted during the years 2014 and 2013 was $0.08 and $0.98, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was approximately $238 and $90, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

11.           Significant Customers

Sales to the United States Government represented approximately 40% and 34% of the Company’s total sales for the years ended December 31, 2014 and 2013, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, and the United States Department of the Interior.

12.           Retirement Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participants' contribution (50% of the participants' contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2014 and 2013, total contributions made by the Company were $100 and $94, respectively.

13.           Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $109 and $88 for the years ended December 31, 2014 and 2013, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $2,860 as of December 31, 2014.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2014, the plan had a stop loss provision insuring losses beyond $80 per employee per year and an aggregate stop loss of $1,694.  As of December 31, 2014 and 2013, the Company recorded an accrual for estimated claims in the amount of approximately $116 and $126, respectively, in accrued other expenses and other current liabilities of the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2014 and 2013.

Liability for Product Warranties

Changes in the Company’s liability for its standard two year product warranties during the years ended December 31, 2014 and 2013 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2014	$292	$384	$(292)	$384
2013	$267	$292	$(267)	$292

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based on this evaluation they have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that our internal controls over financial reporting were effective as of December 31, 2014. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2015 annual meeting of stockholders.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2015 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to RELM’s definitive proxy statement to be filed within 120 days of its fiscal year end in connection with the solicitation of proxies for its 2015 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(b)	Exhibits: The exhibits listed below are filed or furnished as a part of, or incorporated by reference into this report:

Number	Exhibit
3(i)	Articles of Incorporation (1)
3(ii)	Certificate of Amendment to Articles of Incorporation (2)
3(iii)	Amended and Restated By-Laws (3)
10.1	1997 Stock Option Plan, as amended (4)
10.2	2007 Non-Employee Directors’ Stock Option Plan (7)
10.3	2007 Incentive Compensation Plan (7)
10.4	Manufacturing Agreement (2)
10.5	Contract dated July 6, 2005 between RELM Wireless Corporation and the United States Postal Service (5)
10.6	Form of 2007 Non-Employee Directors’ Stock Option Agreement (13)
10.7	Form of Option Agreement for 1997 Stock Option Plan (6)
10.8	Loan and Security Agreement dated as of October 23, 2008 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (8)
10.9	First Amendment to Loan and Security Agreement dated as of October 20, 2010 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (9)
10.10	Second Amendment to Loan and Security Agreement dated as of June 22, 2011 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (10)
10.11	Third Amendment to Loan and Security Agreement dated as of December 18, 2012 by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (11)
10.12	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and David P. Storey (12)
10.13	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and William P. Kelly (12)
10.14	Executive Change of Control Agreement dated and effective as of February 29, 2012, entered into by and between RELM Wireless Corporation and James E. Gilley (12)
10.15	Form of 2007 Incentive Compensation Plan Option Agreement (13)
10.16	Settlement Agreement, dated as of March 25, 2014, by and among RELM Wireless Corporation and Privet Fund LP, Privet Fund Management LLC and their respective affiliates (14)
10.17
Fourth Amendment to Loan and Security Agreement dated as of January 28, 2015, effective as of December 31, 2014, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (15)

21	Subsidiaries of Registrant*
23.1	Consent of BDO USA, LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Linkbase Document**
———————
*	Included with this filing

**	Furnished herewith (not filed)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-112446).

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed February 27, 2006.

(7)	Incorporated by reference from the Company’s definitive Proxy Statement filed April 5, 2007, relating to the 2007 annual stockholders’ meeting.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 28, 2008.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 20, 2010.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 22, 2011.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 19, 2012.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed March 2, 2012.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 27, 2014.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 4th day of March 2015.

RELM WIRELESS CORPORATION

By:	/s/David P. Storey
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

SIGNATURE	TITLE	DATE

/s/ Donald F. U. Goebert	Chairman of the Board	March 4, 2015
Donald F. U. Goebert

/s/ David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 4, 2015
David P. Storey

/s/ William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 4, 2015
William P. Kelly

/s/ George N. Benjamin, III	Director	March 4, 2015
George N. Benjamin, III

/s/ James R. Henderson	Director	March 4, 2015
James R. Henderson

/s/ Ryan J. Levenson	Director	March 4, 2015
Ryan J. Levenson

/s/ Timothy O’Neil	Director	March 4, 2015
Timothy O’Neil

/s/ Randolph K. Piechocki	Director	March 4, 2015
Randolph K. Piechocki

/s/ Benjamin L. Rosenzweig	Director	March 4, 2015
Benjamin L. Rosenzweig

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
21	Subsidiaries of Registrant
23.1	Consent of BDO USA LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________
*           Furnished herewith (not filed)