Form 10-Q
period 2015-03-31
RELM WIRELESS CORP
filed 2015-05-06
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 13,695,760 shares of common stock, $0.60 par value, of the registrant outstanding at April 27, 2015.

PART I. - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$10,685	$11,363
Trade accounts receivable (net of allowance for doubtful accounts of $49 at March 31, 2015 and December 31, 2014, respectively)	5,747	3,266
Inventories, net	11,550	12,112
Deferred tax assets	3,468	3,743
Prepaid expenses and other current assets	1,680	1,921
Total current assets	33,130	32,405
Property, plant and equipment, net	1,269	1,282
Deferred tax assets, net	2,360	2,290
Capitalized software, net	650	753
Other assets	242	256
Total assets	$37,651	$36,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,506	$1,403
Accrued compensation and related taxes	1,285	1,246
Accrued warranty expense	414	384
Accrued other expenses and other current liabilities	143	217
Deferred revenue	128	291
Total current liabilities	3,476	3,541

Deferred revenue	356	212
Total liabilities	$3,832	$3,753
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,690,760 and 13,665,087 issued and outstanding shares at March 31, 2015 and December 31, 2014, respectively	8,214	8,199
Additional paid-in capital	24,849	24,816
Retained earnings	756	218
Total stockholders' equity	33,819	33,233
Total liabilities and stockholders' equity	$37,651	$36,986

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Sales, net	$8,577	$7,824
Expenses
Cost of products	4,894	4,678
Selling, general and administrative	2,943	2,546
Total expenses	7,837	7,224

Operating income	740	600

Other income:
Other income	3	1
Total other expense	3	1

Income before income taxes	743	601

Income tax expense	(205)	(126)

Net income	$538	$475

Net income per share-basic:	$0.04	$0.03
Net income per share-diluted:	$0.04	$0.03
Weighted average shares outstanding-basic	13,671,436	13,623,220
Weighted average shares outstanding-diluted	13,857,207	13,711,967

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Operating activities
Net income	$538	$475
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventories reserve	25	-
Deferred tax expense	205	126
Depreciation and amortization	218	297
Shared-based compensation expense	7	12
Changes in operating assets and liabilities:
Accounts receivable	(2,481)	(2,695)
Inventories	537	710
Prepaid expenses and other current assets	241	368
Other assets	14	10
Accounts payable	103	740
Accrued compensation and related taxes	39	143
Accrued warranty expense	30	21
Deferred revenue	(19)	(26)
Accrued other expenses and other current liabilities	(74)	(45)
Net cash (used in) provided by operating activities	(617)	136

Investing activities
Purchases of property, plant and equipment	(102)	(137)
Net cash used in investing activities	(102)	(137)

Financing activities
Proceeds from issuance of common stock	41	98
Cash provided by financing activities	41	98

Net change in cash and cash equivalents	(678)	97
Cash and cash equivalents, beginning of period	11,363	7,945
Cash and cash equivalents, end of period	$10,685	$8,042

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$6	$1

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share and Per Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the three month periods ended March 31, 2015 and 2014, or which are expected to impact future periods, which were not previously disclosed in prior periods.
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

2.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $49 on gross trade receivables of $5,796 at March 31, 2015 and $49 on gross receivables of $3,315 at December 31, 2014.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2015	December 31, 2014
Finished goods	$3,142	$3,826
Work in process	4,841	5,127
Raw materials	3,567	3,159
	$11,550	$12,112

Reserves for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or market. The reserves were approximately $1,656 at March 31, 2015, compared with approximately $1,703 at December 31, 2014.

4.           Income Taxes

Income tax expense totaling approximately $205 has been recorded for the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company’s net deferred tax assets totaled approximately $5,828 and $6,033, respectively, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $5,622 for federal and $14,095 for state purposes, with expirations starting in 2018 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at March 31, 2015.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2015.

5.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three months ended March 31, 2015, the Company did not capitalize any software costs.  For the three months ended March 31, 2015, the Company’s amortization cost was approximately $103, compared with $197 for the same period last year.  Net capitalized software costs totaled $650 and $753 as of March 31, 2015 and December 31, 2014, respectively.

6.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2015 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance at December 31, 2014	13,665,087	$8,199	$24,816	$218	$33,233
Common stock option exercise and issued	25,673	15	26	−	41
Share-based compensation expense	−	−	7	−	7
Net income	−	−	−	538	538
Balance at March 31, 2015	13,690,760	$8,214	$24,849	$756	$33,819

7.           Income per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income (numerator for basic and diluted earnings per share)	$538	$475
Denominator:
Denominator for basic earnings per share weighted average shares	13,671,436	13,623,220

Effect of dilutive securities:
Options	185,771	88,747

Denominator
Denominator for diluted earnings per share weighted average shares	13,857,207	13,711,967

Basic income per share	$0.04	$0.03
Diluted income per share	$0.04	$0.03

8.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $7 for the three months ended March 31, 2015, compared with $12 for the same period last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 for the three months ended March 31, 2015, compared with $0 for the same period last year) and selling, general and administrative expenses ($7 for the three months ended March 31, 2015, compared with $12 for the same period last year).  There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2015 was calculated using certain assumptions.  For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2015 is presented below:

As of January 1, 2015	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	414,778	3.79	-	2.29	-
Vested	361,443	3.91	-	2.55	-
Nonvested	53,335	3.00	-	0.54	-

Period activity
Issued	-	-	-	-	-
Exercised	35,000	2.73	-	1.06	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of March 31, 2015
Outstanding	379,778	3.89	3.60	2.40	1,012,895
Vested	349,778	3.93	3.55	2.60	933,095
Nonvested	30,000	3.44	4.14	0.08	79,800

9.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2015.

Other

As of March 31, 2015, the Company had purchase orders to suppliers of approximately $5,890.

Significant Customers

Sales to United States government agencies represented approximately $4,201 (49.1%) of the Company’s total sales for the three months ended March 31, 2015, compared with approximately $3,183 (39.9%) for the same period last year.  Accounts receivable from agencies of the United States government were approximately $2,381 as of March 31, 2015 compared with approximately $2,346 at the same date last year.

10.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2015.  As of March 31, 2015, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  As of March 31, 2015, there were no borrowings outstanding under the revolving credit facility and there was approximately $2,927 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

First Quarter Summary

Our financial and operating results for the three months ended March 31, 2015 improved compared with the same quarter last year.  Total sales and sales of P25 digital products both increased, while gross profit margins improved.  These factors combined to yield an increase in operating income compared with the first quarter last year.  Also, we strengthened our financial position during the first quarter 2015 with an increase in working capital and a decrease in inventory, compared with the year ended December 31, 2014 and the prior year’s first quarter ended March 31, 2014.

For the three months ended March 31, 2015, total sales increased 9.6% to approximately $8.6 million, compared with approximately $7.8 million for the same quarter last year.  Sales of P25 digital products for the first quarter of 2015 increased 11.3% to approximately $6.4 million (74.1% of total sales) compared with approximately $5.7 million (73.0% of total sales) for the same quarter last year.

Gross margins as a percentage of sales for the first quarter ended March 31, 2015 increased to approximately 42.9%, compared with 40.2% for the same quarter last year.  The gross margins for the quarter are a reflection of the mix of products sold and manufacturing volumes.

For the first quarter ended March 31, 2015, selling, general and administrative expenses (SG&A) totaled approximately $2.9 million (34.3% of sales) compared with approximately $2.5 million (32.5% of sales) for the same period last year, primarily reflecting increased sales and marketing expenses.

Pretax income for the quarter ended March 31, 2015 increased 23.6% to approximately $743,000, compared with approximately $601,000 for the same quarter last year.

For the three months ended March 31, 2015, income tax expense totaled approximately $205,000, compared with approximately $126,000 for the same period last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three months ended March 31, 2015 increased 13.3% to approximately $538,000 ($0.04 per basic and diluted share), compared with $475,000 ($0.03 per basic and diluted share) for the same period last year.

As of March 31, 2015, working capital totaled approximately $29.7 million, of which approximately $16.4 million was comprised of cash and trade receivables.  As of December 31, 2014 working capital totaled approximately $28.9 million, of which approximately $14.6 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2015	March 31, 2014

Sales	100.0%	100.0%
Cost of products	(57.1)	(59.8)
Gross margin	42.9	40.2
Selling, general and administrative expenses	(34.3)	(32.5)
Net interest expense	(0.0)	(0.0)
Other expense	0.1	(0.0)
Pretax income	8.7	7.7
Income tax expense	2.4	1.6
Net income	6.3%	6.1%

Net Sales

For the first quarter ended March 31, 2015, net sales increased 9.6% to approximately $8.6 million, compared with approximately $7.8 million for the same quarter last year.  Sales of P25 digital products for the quarter increased 11.3% totaling approximately $6.4 million (74.1% of total sales), compared with approximately $5.7 million (73.0% of total sales) for the same quarter last year.

The comparative growth in both total sales and sales of digital products was primarily attributable to international public safety orders from new customers, supplemented by orders from legacy customers in the wildland fire suppression community.  These orders were for P25 digital products, primarily our KNG models.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the first quarter ended March 31, 2015 improved to 42.9%, compared with 40.2% for the same quarter last year.

Our cost of products and gross margins are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross margins for the three months ended March 31, 2015 reflected a more favorable mix of product sales compared with the first quarter last year.  Also, as a result of growth in customer orders, manufacturing volumes increased relative to the first quarter last year.  Accordingly, we more fully utilized and absorbed our base of manufacturing and support expenses.

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

SG&A expenses for the first quarter 2015 totaled approximately $2.9 million (34.3% of sales), compared with approximately $2.5 million (32.5% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter 2015 decreased $48,000 (5.4%) to approximately $844,000 compared with $892,000 for the same quarter last year.  The decrease is attributed primarily to the amortization of capitalized software as certain software was fully amortized.

Marketing and selling expenses for the first quarter 2015 totaled approximately $1.3 million (15.0% of sales), compared with $0.9 million (11.1% of sales) for the same quarter last year.  The increase related primarily to additional sales staff and variable compensation that directly correlates to sales performance and plans.

General and administrative expenses for the first quarter 2015 totaled approximately $817,000 (10.3% of sales), compared with $787,000 (10.1% of sales) for the same period last year.  The increase is attributed primarily to variable compensation expense.

Operating Income

Operating income for the quarter ended March 31, 2015 increased 23.3% to approximately $740,000 (8.7% of sales), compared with $600,000 (7.7% of sales) for the same quarter last year.  The improvement in operating income for the first quarter was primarily due to higher net sales and gross profit margins.

Net Interest Income (Expense)

We incurred no net interest income or expense for the first quarter ended March 31, 2015, or for the same quarter last year.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of March 31, 2015 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense for the quarter ended March 31, 2015 of approximately $205,000 compared with $126,000 for the same quarter last year.  Our income tax expense is primarily non-cash.

As of March 31, 2015, our net deferred tax assets totaled approximately $5.8 million, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $5.6 million for federal and $14.1 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at March 31, 2015.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2015.

Liquidity and Capital Resources

For the first quarter ended March 31, 2015, net cash used in operating activities totaled approximately $617,000, compared with cash provided by operating activities of approximately $136,000 for the same quarter last year.  Cash used in operating activities was primarily related to increases in accounts receivable, partially offset by net income and decreases in net inventory.  For the quarter ended March 31, 2015, we realized net income of approximately $538,000 compared with approximately $475,000 for the same quarter last year.  Net inventories decreased during the first quarter 2015 by approximately $560,000 as a result of increased sales.  Accounts receivable increased approximately $2.5 million during the first quarter 2015, reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle.  For the same period last year, accounts receivable increased approximately $2.7 million, also as a result of sales later in the quarter.  Depreciation and amortization totaled approximately $218,000 for the quarter ended March 31, 2015, compared with approximately $297,000 for the same quarter last year, as some capitalized software was fully amortized.

Cash used in investing activities for the quarter ended March 31, 2015 totaled approximately $102,000 compared with approximately $137,000 for the same quarter last year.  Cash used in investing activities for the three months ended March 31, 2015 was primarily for engineering and manufacturing test equipment.  For the same period last year, cash used in investing activities funded the upgrade of our enterprise system.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the first quarters ended March 31, 2015 and 2014 totaled approximately $41,000 and $98,000, respectively, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2015.

As of March 31, 2015 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

As of March 31, 2015 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of March 31, 2015 and the date of this report, there was approximately $2.9 million and $2.6 million, respectively, of borrowing available under the revolving credit facility.

Our cash balance at March 31, 2015 was approximately $10.7 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, although we do not anticipate needing additional capital in the near term, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended March 31, 2015 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Reference is made to Note 9 (Legal Proceedings) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 6.    EXHIBITS

Exhibit No.	Description
Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 10.1	Agreement by and among RELM Wireless Corporation and Fundamental Global Investors, LLC, dated as of March 2, 2015(4)
Exhibit 10.2
Fourth Amendment to Loan and Security Agreement dated as of January 28, 2015, effective as of December 31, 2014, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc.(5)

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

* Furnished herewith (not filed)

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed March 2, 2015.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 6, 2015	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 6, 2015		/s/ William P. Kelly
William P. Kelly
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 10.1	Agreement by and among RELM Wireless Corporation and Fundamental Global Investors, LLC, dated as of March 2, 2015(4)
Exhibit 10.2
Fourth Amendment to Loan and Security Agreement dated as of January 28, 2015, effective as of December 31, 2014, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc.(5)

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

* Furnished herewith (not filed)

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed March 2, 2015.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2015.