Form 10-Q
period 2015-06-30
RELM WIRELESS CORP
filed 2015-08-10
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 13,718,396 shares of common stock, $0.60 par value, of the registrant outstanding at July 27, 2015.

PART I. - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$11,678	$11,363
Trade accounts receivable (net of allowance for doubtful accounts of $49 at June 30, 2015 and December 31, 2014, respectively)	3,384	3,266
Inventories, net	12,339	12,112
Deferred tax assets	3,416	3,743
Prepaid expenses and other current assets	2,536	1,921
Total current assets	33,353	32,405
Property, plant and equipment, net	1,386	1,282
Deferred tax assets, net	2,369	2,290
Capitalized software, net	548	753
Other assets	245	256
Total assets	$37,901	$36,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,890	$1,403
Accrued compensation and related taxes	937	1,246
Accrued warranty expense	462	384
Accrued other expenses and other current liabilities	181	217
Deferred revenue	131	291
Total current liabilities	3,601	3,541

Deferred revenue	358	212
Total liabilities	$3,959	$3,753
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares	—	—
none issued or outstanding.
Common stock; $.60 par value; 20,000,000 authorized shares:
13,718,396 and 13,665,087 issued and outstanding shares at June 30, 2015 and December 31, 2014, respectively	8,231	8,199
Additional paid-in capital	24,876	24,816
Retained earnings	835	218
Total stockholders' equity	33,942	33,233
Total liabilities and stockholders' equity	$37,901	$36,986

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales, net	$6,589	$9,057	$15,166	$16,882
Expenses
Cost of products	4,204	5,180	9,097	9,857
Selling, general and administrative	2,278	2,839	5,221	5,385
Total expenses	6,482	8,019	14,318	15,242

Operating income	107	1,038	848	1,640

Other income (expense):
Other income (expense)	39	(9)	41	(9)
Total other income (expense)	39	(9)	41	(9)

Income before income taxes	146	1,029	889	1,631

Income tax expense	(68)	(357)	(272)	(484)

Net income	$78	$672	$617	$1,147

Net earnings per share-basic:	$0.01	$0.05	$0.05	$0.08
Net earnings per share-diluted:	$0.01	$0.05	$0.04	$0.08
Weighted average shares outstanding-basic	13,707,716	13,645,025	13,689,676	13,634,182
Weighted average shares outstanding-diluted	13,921,241	13,731,422	13,889,324	13,721,754

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

Operating activities
Net income	$617	$1,147
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful account	-	38
Inventories reserve	(41)	-
Deferred tax expense	248	502
Depreciation and amortization	443	615
Shared-based compensation expense	16	25
Changes in operating assets and liabilities:
Accounts receivable	(118)	(3,449)
Inventories	(186)	1,291
Prepaid expenses and other current assets	(615)	142
Other assets	11	22
Accounts payable	487	762
Accrued compensation and related taxes	(309)	243
Accrued warranty expense	78	28
Deferred revenue	(14)	61
Accrued other expenses and other current liabilities	(36)	(8)
Net cash provided by operating activities	581	1,419

Investing activities
Purchases of property, plant and equipment	(342)	(328)
Net cash used in investing activities	(342)	(328)

Financing activities
Proceeds from issuance of common stock	76	126
Cash provided by financing activities	76	126

Net change in cash and cash equivalents	315	1,217
Cash and cash equivalents, beginning of period	11,363	7,945
Cash and cash equivalents, end of period	$11,678	$9,162

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$25	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$15	$2

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share and Per Share Data and Percentages)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for a full year.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the six month periods ended June 30, 2015 and 2014, or which are expected to impact future periods, which were not previously disclosed in prior periods.

The FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is in the process of evaluating the effect this standard will have, if any, on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. However, the FASB recently decided to delay the effective date by one year for all entities with the option to adopt the standard as of the original effective date. The Company is in the process of evaluating the effect this standard will have, if any, on its condensed consolidated financial statements and related disclosures.

2. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $49 on gross trade receivables of $3,433 at June 30, 2015 and $49 on gross receivables of $3,315 at December 31, 2014.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

3. Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2015	December 31, 2014
Finished goods	$2,986	$3,826
Work in process	5,621	5,127
Raw materials	3,732	3,159
	$12,339	$12,112

Reserves for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or market. The reserves were approximately $1,662 at June 30, 2015, compared with approximately $1,703 at December 31, 2014.

4. Income Taxes

Income tax expense totaling approximately $68 and $272 has been recorded for the three and six months ended June 30, 2015, respectively.

As of June 30, 2015 and December 31, 2014, the Company’s net deferred tax assets totaled approximately $5,785 and $6,033, respectively, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total approximately $5,476 for federal and $14,032 for state purposes, with expirations starting in 2018 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at June 30, 2015.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2015.

5. Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20 “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and six months ended June 30, 2015, the Company did not capitalize any software costs.  For the three and six months ended June 30, 2015, the Company’s amortization cost was approximately $103 and $205, respectively, compared with $197 and $394 for the same periods last year.  Net capitalized software costs totaled $548 and $753 as of June 30, 2015 and December 31, 2014, respectively.

6. Stockholders’ Equity

The changes in consolidated stockholders’ equity for the six months ended June 30, 2015 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance at December 31, 2014	13,665,087	$8,199	$24,816	$218	$33,233
Common stock option exercise and issued	53,309	32	44	−	76
Share-based compensation expense	−	−	16	−	16
Net income	−	−	−	617	617
Balance at June 30, 2015	13,718,396	$8,231	$24,876	$835	$33,942

7. Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income (numerator for basic and diluted earnings per share)	$78	$672	$617	$1,147
Denominator:
Denominator for basic earnings per share weighted average shares	13,707,716	13,645,025	13,689,676	13,634,182

Effect of dilutive securities:
Options	213,525	86,397	199,647	87,572

Denominator
Denominator for diluted earnings per share weighted average shares	13,921,241	13,731,422	13,889,324	13,721,754

Basic income per share	$0.01	$0.05	$0.05	$0.08
Diluted income per share	$0.01	$0.05	$0.04	$0.08

8. Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $9 and $16 for the three and six months ended June 30, 2015, respectively, compared with $13 and $25, respectively, for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of cost of products ($0 for the three months ended June 30, 2015, as well as $0 for the same period last year) and selling, general and administrative expenses ($9 and $16 for the three and six months ended June 30, 2015, respectively, compared with $13 and $25 for the same period last year).  There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2015 was calculated using certain assumptions. For a description of such assumptions, reference is made to Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2015 is presented below:

As of January 1, 2015	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	414,778	3.79	-	2.29	-
Vested	361,443	3.91	-	2.55	-
Nonvested	53,335	3.00	-	0.54	-

Period activity
Issued	25,000	5.70	-	2.05	-
Exercised	87,002	3.16	-	1.31	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-

As of June 30, 2015
Outstanding	352,776	4.08	3.60	2.51	530,461
Vested	327,776	3.96	3.50	2.55	530,461
Nonvested	25,000	5.70	4.89	2.05	-

9. Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2015.

Other

As of June 30, 2015, the Company had purchase orders to suppliers of approximately $4,616.

Significant Customers

Sales to United States government agencies represented approximately $2,070 (31.1%) and $6,271 (41.2%) of the Company’s total sales for the three and six months ended June 30, 2015, respectively, compared with approximately $3,434 (37.0%) and $6,617 (38.3%) for the same periods last year.  Accounts receivable from agencies of the United States government were $601 as of June 30, 2015 compared with approximately $2,512 at the same date last year.

10. Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2015.  As of June 30, 2015, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  As of June 30, 2015, there were no borrowings outstanding under the revolving credit facility and there was approximately $2,127 of borrowing available under the revolving credit facility.

11. Subsequent Event

In July 2015 the Company, through its new wholly owned subsidiary, purchased shares of common stock of a public company, comprising a non-controlling interest, for approximately $2.6 million.  It is anticipated that the shares will be carried as a non-current asset on the Company’s balance sheet as of September 30, 2015.  No material impact to the Company’s statement of operations for the three and nine months ending September 30, 2015 is anticipated.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●	changes or advances in technology;

●	the success of our LMR product line;

●	competition in the land mobile radio industry;

●	general economic and business conditions, including federal, state and local government budget deficits and spending limitations;

●	the availability, terms and deployment of capital;

●	reliance on contract manufacturers and suppliers;

●	heavy reliance on sales to agencies of the United States government;

●	our ability to utilize deferred tax assets;

●	retention of executive officers and key personnel;

●	our ability to manage our growth;

●	our ability to identify potential candidates for, and consummate, acquisition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation

●	government regulation;

●	our business with manufacturers located in other countries;

●	our inventory and debt levels;

●	protection of our intellectual property rights;

●	fluctuation in our operating results;

●	acts of war or terrorism;

●	any infringement claims;

●	provisions in our charter documents and under Nevada law that may discourage a potential takeover;

●	maintenance of our NYSE MKT listing; and

●	the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

Second Quarter and Six Months Summary

For the three and six months ended June 30, 2015, our financial and operating results compared unfavorably with for the same periods last year.  Total sales and sales of P25 digital products decreased for the three and six month periods ended June 30, 2015, and gross profit margins as a percent of sales declined.  These were the primary factors that contributed to a decrease in in operating income compared with the same periods last year.  During the quarter and six months ended June 30, 2015, our cash and working capital positions increased from the end of 2014.

For the three months ended June 30, 2015, total sales decreased 27.2% to approximately $6.6 million, compared with approximately $9.1 million for the same quarter last year.  Sales of P25 digital products for the second quarter of 2015 decreased 37.9% to approximately $4.1 million (62.0% of total sales) compared with approximately $6.6 million (72.6% of total sales) for the same quarter last year.

For the six months ended June 30, 2015, total sales decreased 10.2% to approximately $15.2 million, compared with approximately $16.9 million for the same period last year.  Sales of P25 digital products for the six months ended June 30, 2015 decreased 15.0% to approximately $10.4 million (68.9% of total sales) compared with approximately $12.3 million (72.8% of total sales) for the same period last year.

Gross margins as a percentage of sales for the second quarter ended June 30, 2015 totaled approximately 36.2%, compared with 42.8% for the same quarter last year.  For the six months ended June 30, 2015, gross margins as a percentage of sales were approximately 40.0% compared with 41.6% for the same period last year.  Our gross margins for both periods are primarily a reflection of the mix of products sold, manufacturing volumes and competitive pressures.

For the three and six months ended June 30, 2015, selling, general and administrative expenses (SG&A) totaled approximately $2.3 million (34.6% of sales) and $5.2 million (34.4% of sales), respectively, compared with approximately $2.8 million (31.3% of sales) and $5.4 million (31.9% of sales), respectively, for the same periods last year.

Pretax income for the three and six months ended June 30, 2015 totaled approximately $146,000 and $889,000, respectively, compared with approximately $1.0 million and $1.6 million, respectively, for the same periods last year.

For the three and six months ended June 30, 2015, income tax expense totaled approximately $68,000 and $272,000, respectively, compared with $357,000 and $484,000, respectively, for the same periods last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three and six months ended June 30, 2015 was approximately $78,000 ($0.01 per basic and diluted share) and $617,000 ($0.05 per basic share and $0.04 per diluted share), respectively, compared with $672,000 ($0.05 per basic and diluted share) and $1.1 million ($0.08 per basic and diluted share), respectively for the same periods last year.

As of June 30, 2015, working capital totaled approximately $29.8 million, of which approximately $15.1 million was comprised of cash and trade receivables.  As of December 31, 2014 working capital totaled approximately $28.9 million, of which approximately $14.6 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(63.8)	(57.2)	(60.0)	(58.4)
Gross margin	36.2	42.8	40.0	41.6
Selling, general and administrative expenses	(34.6)	(31.3)	(34.4)	(31.9)
Net interest expense	0.0	0.0	0.0	0.0
Other income (expense )	0.6	(0.1)	0.3	(0.1)
Pretax income	2.2	11.4	5.9	9.6
Income tax expense	(1.0)	(3.9)	(1.8)	(2.9)
Net income	1.2%	7.5%	4.1%	6.7%

Net Sales

For the second quarter ended June 30, 2015, net sales totaled approximately $6.6 million, compared with approximately $9.1 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $4.1 million (62.0% of total sales), compared with approximately $6.6 million (72.5% of total sales) for the same quarter last year.

For the six months ended June 30, 2015, net sales totaled approximately $15.2 million, compared with approximately $16.9 million for the same period last year.  Sales of P25 digital products for the six months ended June 30, 2015 totaled approximately $10.4 million (68.4% of total sales) compared with approximately $12.3 million (72.8% of total sales) for the same period last year.

The comparative decline in total sales and sales of digital products for the three and six month periods was primarily attributable to weaker demand from federal, state and local public safety agencies, including our legacy strongholds within the wildland fire market.  Also, international public safety orders from new customers that contributed to sales growth in the first quarter this year were not realized during the second quarter ended June 30, 2015.

Government procurements can be impacted by factors such as agency budgets and funding priorities, making the timing of orders unpredictable.  We have noted recent increases in quoting activity, and our most significant sales prospects remain as viable opportunities.  Accordingly, we are continuing to expand our sales resources and capabilities to capitalize on these opportunities and drive sales growth.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the second quarter ended June 30, 2015 was 36.2% compared with 42.8% for the same quarter last year.  For the six months ended June 30, 2015, gross profit margin as a percentage of sales was 40.0% compared with 41.6% for the same period last year.

Our cost of products and gross profit margin are primarily related to material, labor and overhead costs, product mix, manufacturing volumes and pricing.  For the second quarter, increased costs of products and the corresponding decrease in gross margins reflected a less favorable mix of product sales, which included higher material and labor costs for the early production of new products.  We anticipate that subsequent production runs in coming quarters will yield lower material costs and improved labor efficiency.  Gross profit margins were also unfavorably impacted by lower manufacturing volumes, resulting in suboptimal utilization and absorption of our manufacturing and support expenses.

We continue to utilize contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.  We also regularly consider manufacturing alternatives to improve quality, speed and costs.  We anticipate that our current contract manufacturing relationships or comparable alternatives will be available to us in the future.  We believe gross margin improvements can be realized by leveraging increased sales volumes and manufacturing efficiencies.  We may encounter product cost and competitive pricing pressures in the future.  However, the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the second quarter 2015 were approximately $2.3 million (34.6% of sales), compared with $2.8 million (31.3% of sales) for the same quarter last year.  For the six months ended June 30, 2015, SG&A expenses totaled approximately $5.2 million (34.4% of sales) compared with approximately $5.4 million (31.9% of sales) for the same period last year.

Engineering and product development expenses for the second quarter 2015 totaled approximately $958,000 (14.5% of total sales), compared with $902,000 (10.0% of total sales) for the same quarter last year.  For the six months ended June 30, 2015 and 2014, engineering and product development expenses were flat, totaling approximately $1.8 million, or 11.9% and 10.7% of total sales, respectively.  The comparative increase during the second quarter was primarily attributed to additional staff and related costs.

Marketing and selling expenses for the second quarter 2015 totaled approximately $697,000 (10.6% of total sales), compared with $1.1 million (12.1% of total sales) for the same quarter last year.  For the six months ended June 30, 2015, sales and marketing expenses totaled approximately $2.0 million (13.2% of total sales), compared with approximately $2.0 million (11.8% of total sales) for the same period last year.  The decrease for the second quarter  relates primarily to decreased commissions and incentives, which directly correlate with the decrease in sales.

General and administrative expenses for the second quarter 2015 totaled approximately $623,000 (9.5% of total sales), compared with approximately $839,000 (9.3% of total sales) for the same quarter last year.  For the six months ended June 30, 2015, general and administrative expenses totaled approximately $1.4 million (9.2% of total sales), compared with $1.6 million (9.5% of total sales) for the same period last year.  The decreases were attributed primarily to compensation and headquarters related expenses.

Operating Income

Operating income for the second quarter ended June 30, 2015 totaled approximately $107,000 (1.6% of sales), compared with $1.0 million (11.5% of sales) for the same quarter last year.  For the six months ended June 30, 2015, operating income totaled approximately $848,000 (5.6% of sales), compared with $1.6 million (9.7% of sales) for the same period last year.  The decrease in operating income was primarily the result of sales declines and lower gross profit margins.

Net Interest Income (Expense)

We incurred no net interest income or expense for the second quarter or six months ended June 30, 2015, or for the comparable prior year periods.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of June 30, 2015 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense of approximately $68,000 and $272,000, respectively for the second quarter and six months ended June 30, 2015, compared with $357,000 and $484,000, respectively for the same periods last year.  Our income tax expense is primarily non-cash.

As of June 30, 2015, our deferred tax assets totaled approximately $5.8 million, and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $5.5 million for federal and $14.0 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at June 30, 2015.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2015.

Liquidity and Capital Resources

For the six months ended June 30, 2015, net cash provided by operating activities totaled approximately $581,000, compared with $1.4 million for the same period last year.  Cash provided by operating activities was primarily related to net income, accounts payable, depreciation and amortization and deferred tax assets, partially offset by inventory, accounts receivable other current assets and accrued compensation.  For the six months ended June 30, 2015, we realized net income of approximately $617,000 compared with approximately $1.1 million for the same period last year.  Net inventories and prepaid expenses increased during the six months ended June 30, 2015 by approximately $186,000 and $615,000, respectively, primarily due to decreased sales.  This compares with a reduction of $1.3 million in inventory and $142,000 in prepaid expenses for the same period last year.  Accounts receivable increased approximately $118,000 during the period, compared with $3.4 million for the same period last year, both periods reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle.  Accrued compensation and related taxes decreased approximately $309,000 for the six months ended June 30, 2015, reflecting reduced incentive compensation associated with our financial and operating results.  For the same period last year accrued compensation and related taxes increased approximately $243,000.  Accounts payable for the six months ended June 30, 2015 increased approximately $487,000 compared with $762,000 for the same period last year in anticipation of increasing business volumes and related material purchases.  Depreciation and amortization totaled approximately $443,000 for the six months ended June 30, 2015, compared with approximately $615,000 for the same period last year, as some capitalized software was fully amortized.

Cash used in investing activities for the six months ended June 30, 2015 totaled approximately $342,000 compared with approximately $328,000 for the same period last year.  Cash used in investing activities for both periods was primarily for engineering and manufacturing related equipment.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the six months ended June 30, 2015 and 2014 totaled approximately $76,000 and $126,000, respectively, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2015.

As of June 30, 2015 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

As of June 30, 2015 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of June 30, 2015 and the date of this report, there was approximately $2.1 million and $2.4 million, respectively, of borrowing available under the revolving credit facility.

The Board of Directors of the Company has formed an investment committee (the “Investment Committee”) of the Board, consisting of Messrs. Cerminara, Henderson and Levenson, to provide oversight of and assist the Board and management in developing and implementing a strategic plan for the Company’s investment, acquisition, strategic alliance, joint venture and divestiture activities.  Any such activities require approval of the Board.

Our cash balance at June 30, 2015 was approximately $11.7 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended June 30, 2015 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the first six months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 4, 2015	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: August 4, 2015	By:	/s/ William P. Kelly
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