Form 10-Q
period 2015-09-30
RELM WIRELESS CORP
filed 2015-11-04
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 13,718,396 shares of common stock, $0.60 par value, of the registrant outstanding at October 30, 2015.

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$7,856	$11,363
Trade accounts receivable (net of allowance for doubtful accounts of $49 at September 30, 2015 and December 31, 2014, respectively)	4,216	3,266
Inventories, net	13,834	12,112
Deferred tax assets	3,310	3,743
Prepaid expenses and other current assets	2,569	1,921
Total current assets	31,785	32,405
Property, plant and equipment, net	1,771	1,282
Available-for-sale securities, at fair value	3,893	—
Deferred tax assets, net	1,937	2,290
Capitalized software, net	445	753
Other assets	234	256
Total assets	$40,065	$36,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,602	$1,403
Accrued compensation and related taxes	1,381	1,246
Accrued warranty expense	517	384
Accrued other expenses and other current liabilities	191	217
Deferred revenue	132	291
Total current liabilities	4,823	3,541

Deferred revenue	371	212
Total liabilities	$5,194	$3,753
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,718,396 and 13,665,087 issued and outstanding shares at September 30, 2015 and December 31, 2014, respectively	8,231	8,199
Additional paid-in capital	24,893	24,816
Retained earnings	1,047	218
Accumulated other comprehensive income	700	—
Total stockholders' equity	34,871	33,233
Total liabilities and stockholders' equity	$40,065	$36,986

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales, net	$7,606	$8,670	$22,773	$25,552
Expenses
Cost of products	4,120	4,881	13,217	14,739
Selling, general and administrative	3,186	2,756	8,407	8,141
Total expenses	7,306	7,637	21,624	22,880

Operating income	300	1,033	1,149	2,672

Other income (expense):
Net interest income	1	-	1	1
Other (expense) income	(4)	3	37	(7)
Total other (expense) income	(3)	3	38	(6)

Income before income taxes	297	1,036	1,187	2,666

Income tax expense	(85)	(380)	(358)	(864)

Net income	$212	$656	$829	$1,802

Net earnings per share-basic:	$0.02	$0.05	$0.06	$0.13
Net earnings per share-diluted:	$0.02	$0.05	$0.06	$0.13
Weighted average shares outstanding-basic	13,718,396	13,655,988	13,699,355	13,641,520
Weighted average shares outstanding-diluted	13,794,276	13,781,534	13,857,746	13,741,750

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Income	$212	$656	$829	$1,802
Unrealized gain on available-
for-sale securities, net of tax	700	-	700	-
Total comprehensive income	$912	$656	$1,529	$1,802

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Operating activities
Net income	$829	$1,802
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful account	-	38
Inventories reserve	(30)	9
Deferred tax expense	354	881
Depreciation and amortization	697	930
Shared-based compensation expense	33	36
Changes in operating assets and liabilities:
Accounts receivable	(950)	(1,741)
Inventories	(1,692)	(118)
Prepaid expenses and other current assets	(648)	(208)
Other assets	22	37
Accounts payable	1,199	898
Accrued compensation and related taxes	135	527
Accrued warranty expense	133	60
Note payable	-	23
Deferred revenue	-	107
Accrued other expenses and other current liabilities	(26)	19
Net cash provided by operating activities	56	3,300

Investing activities
Purchases of property, plant and equipment	(878)	(483)
Investment in securities	(2,761)	-
Net cash used in investing activities	(3,639)	(483)

Financing activities
Proceeds from issuance of common stock	76	144
Cash provided by financing activities	76	144

Net change in cash and cash equivalents	(3,507)	2,961
Cash and cash equivalents, beginning of period	11,363	7,945
Cash and cash equivalents, end of period	$7,856	$10,906

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$25	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$15	$2

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share and Per Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for a full year.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable and available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of September 30, 2015 and December 31, 2014, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities.

Available-For-Sale Securities

Investments reported on the September 30, 2015 balance sheet consist of marketable equity securities of publicly held companies. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments were classified as non-current and available-for-sale in conformity with ASC Section 320. Investments are marked to market at each measurement date, with unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.

Other Comprehensive Income

The Company reports its comprehensive income in accordance with FASB ASC Topic 220, Comprehensive Income, which establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Other comprehensive income consists of net income and unrealized gain on available-for-sale securities, net of taxes.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the nine month periods ended September 30, 2015 and 2014, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

2.           Significant Events and Transactions

In September 2015, the Company received awards under the U.S. Department of Homeland Security (DHS) Tactical Communications Contract totaling approximately $26.2 million for portable radios, repeaters, accessories and service.  The equipment will be deployed by the U.S. Transportation Security Administration (TSA) at over 400 airports both inside and outside the continental United States.  The awards are for a base term of one-year that commencing on September 28, 2015 with four one-year options.  The first option year was partially exercised immediately.  Approximately $15.5 million, or almost 60% of the total amount, is specified in delivery orders.  The precise timing for fulfilling these orders has not yet been determined as several logistical variables are addressed.  Accordingly, the impact to sales revenue in any particular quarter is uncertain.  The Company anticipates that shipments will commence during the first quarter of 2016.  No equipment under these awards was shipped during the third quarter 2015, and consequently no sales revenue was recorded.  The exercise, if any, of the remaining option years, which total $10.7 million, is not specified or guaranteed.

3.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $49 on gross trade receivables of $4,265 at September 30, 2015 and $49 on gross receivables of $3,315 at December 31, 2014.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross receivables.

4.           Inventories, net

The components of inventory, net of reserves for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2015	December 31, 2014
Finished goods	$2,999	$3,826
Work in process	6,892	5,127
Raw materials	3,943	3,159
	$13,834	$12,112

Reserves for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or market. The reserves were approximately $1,673 at September 30, 2015, compared with approximately $1,703 at December 31, 2014.

5.           Income Taxes

Income tax expense totaling approximately $85 and $358 has been recorded for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2015 and December 31, 2014, the Company’s net deferred tax assets totaled approximately $5,247 and $6,033, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”), partially offset by deferred tax liabilities of $432 derived from the unrealized gain on available-for-sale securities.  These NOLs total approximately $5,194 for federal and $13,813 for state purposes, with expirations starting in 2018 through 2030.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at September 30, 2015.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2015.

6.           Capitalized Software

The Company accounts for the costs of software within its products in accordance with ASC Topic 985-20, “Costs of Software to be Sold, Leased or Marketed”, under which certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and nine months ended September 30, 2015, the Company did not capitalize any software costs.  For the three and nine months ended September 30, 2015, the Company’s amortization cost was approximately $103 and $308, respectively, compared with $197 and $591 for the same periods last year.  Net capitalized software costs totaled $445 and $753 as of September 30, 2015 and December 31, 2014, respectively.

7.           Investment in Securities

In July 2015 the Company, through its new wholly owned subsidiary, purchased approximately 1.6 million shares of Iteris (NYSE MKT: ITI), which is a non-controlling interest, where the Company does not have significant influence.  As the fair value of the investment is a quoted price in an active market, the investment is classified as Level 1 under the fair value hierarchy of ASC Topic 820. The investment is recorded at market value on the Company’s balance sheet as of September 30, 2015 as a non-current asset totaling approximately $3,900, with cost of approximately $2,800.  At September 30, 2015, the corresponding unrealized gain of approximately $700, net of tax of $432, is included in accumulated other comprehensive income as a separate component of stockholders’ equity.  There was no impact to the Company’s statement of operations.

8.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the nine months ended September 30, 2015 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income		Retained Earnings	Total

Balance at December 31, 2014	13,665,087	$8,199	$24,816	$	−	$218	$33,233
Common stock option exercise and issued	53,309	32	44		−	−	76
Share-based compensation expense	−	−	33		−	−	33
Net income	−	−	−		−	829	829
Unrealized gain on available- for-sales securities, net of tax	−	−	−		700	−	700
Balance at September 30, 2015	13,718,396	$8,231	$24,893		$700	$1,047	$34,871

9.           Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income (numerator for basic and diluted earnings per share)	$212	$656	$829	$1,802
Denominator:
Denominator for basic earnings per share weighted average shares	13,718,396	13,655,988	13,699,355	13,641,520

Effect of dilutive securities:
Options	75,880	125,546	158,392	100,230

Denominator
Denominator for diluted earnings per share weighted average shares	13,794,276	13,781,534	13,857,746	13,741,750

Basic income per share	$0.02	$0.05	$0.06	$0.13
Diluted income per share	$0.02	$0.05	$0.06	$0.13

10.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, and in accordance with ASC Topic 718, “Compensation-Stock Compensation”, the Company recorded non-cash share-based employee compensation expense of $16 and $33 for the three and nine months ended September 30, 2015, respectively, compared with $11 and $36, respectively, for the same periods last year.  The Company considers its non-cash share-based employee compensation expenses as a component of selling, general and administrative expenses ($16 and $33 for the three and nine months ended September 30, 2015, respectively, compared with $11 and $36 for the same period last year).  There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2015 was calculated using certain assumptions.  Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2015 is presented below:

As of January 1, 2015	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	414,778	3.79	-	2.29	-
Vested	361,443	3.91	-	2.55	-
Nonvested	53,335	3.00	-	0.54	-

Period activity
Issued	30,000	5.53	-	1.99	-
Exercised	87,002	3.16	-	1.31	-
Forfeited	-	-	-	-	-
Expired	15,000	5.70	-	2.05	-

As of September 30, 2015
Outstanding	342,776	4.02	3.31	2.52	376,780
Vested	327,776	3.96	3.25	2.55	376,780
Nonvested	15,000	5.35	4.68	1.93	-

11.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2015.

Other

As of September 30, 2015, the Company had purchase orders to suppliers of approximately $9,474.

Significant Customers

Sales to United States government agencies represented approximately $3,539 (46.0%) and $9,809 (42.8%) of the Company’s total sales for the three and nine months ended September 30, 2015, respectively, compared with approximately $3,962 (44.2%) and $10,579 (40.3%) for the same periods last year.  Accounts receivable from agencies of the United States government were $1,896 as of September 30, 2015 compared with approximately $2,002 at the same date last year.

12.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5,000 (subject to a borrowing base) and a maturity date of December 31, 2015.  As of September 30, 2015, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  As of September 30, 2015, there were no borrowings outstanding under the revolving credit facility and there was approximately $4,003 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●	changes or advances in technology;

●	the success of our LMR product line;

●	competition in the land mobile radio industry;

●	general economic and business conditions, including federal, state and local government budget deficits and spending limitations;

●	the availability, terms and deployment of capital;

●	reliance on contract manufacturers and suppliers;

●	heavy reliance on sales to agencies of the United States government;

●	our ability to utilize deferred tax assets;

●	retention of executive officers and key personnel;

●	our ability to manage our growth;

●	our ability to identify potential candidates for, and consummate, acquisition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

●	government regulation;

●	our business with manufacturers located in other countries;

●	our inventory and debt levels;

●	protection of our intellectual property rights;

●	fluctuation in our operating results;

●	acts of war or terrorism;

●	any infringement claims;

●	provisions in our charter documents and under Nevada law that may discourage a potential takeover;

●	maintenance of our NYSE MKT listing; and

●	the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

Third Quarter and Nine Months Summary

For the three and nine months ended September 30, 2015, our financial and operating results compared unfavorably with for the same periods last year.  Total sales and sales of P25 digital products decreased for the three and nine month periods ended September 30, 2015, while SG&A expenses increased.  These were the primary factors that contributed to declines in operating income compared with the same periods last year.  During the quarter and nine months ended September 30, 2015, our cash and working capital positions decreased from the end of 2014 primarily as a result of our investment in securities.

For the three months ended September 30, 2015, total sales decreased 12.3% to approximately $7.6 million, compared with approximately $8.7 million for the same quarter last year.  Sales of P25 digital products for the third quarter of 2015 decreased 19.2% to approximately $5.2 million (68.5% of total sales) compared with approximately $6.3 million (72.1% of total sales) for the same quarter last year.

For the nine months ended September 30, 2015, total sales decreased 10.9% to approximately $22.8 million, compared with approximately $25.6 million for the same period last year.  Sales of P25 digital products for the nine months ended September 30, 2015 decreased 16.4% to approximately $15.6 million (68.6% of total sales) compared with approximately $18.6 million (72.6% of total sales) for the same period last year.

Gross margins as a percentage of sales for the third quarter ended September 30, 2015 increased to approximately 45.8%, compared with 43.7% for the same quarter last year and 36.2% for the preceding quarter.  For the nine months ended September 30, 2015, gross margins as a percentage of sales were approximately 42.0% compared with 42.3% for the same period last year.  Our gross margins for both periods are primarily a reflection of the mix of products sold, manufacturing volumes and competitive pressures.

For the three and nine months ended September 30, 2015, selling, general and administrative expenses (SG&A) totaled approximately $3.2 million (41.9% of sales) and $8.4 million (36.9% of sales), respectively, compared with approximately $2.8 million (31.8% of sales) and $8.1 million (31.9% of sales), respectively, for the same periods last year.

Pretax income for the three and nine months ended September 30, 2015 totaled approximately $297,000 and $1.2 million, respectively, compared with approximately $1.0 million and $2.7 million, respectively, for the same periods last year.

For the three and nine months ended September 30, 2015, income tax expense totaled approximately $85,000 and $358,000, respectively, compared with $380,000 and $864,000, respectively, for the same periods last year.  Our income tax expense is largely non-cash due to deferred tax assets derived primarily from our net operating loss carryforwards.

Net income for the three and nine months ended September 30, 2015 was approximately $212,000 ($0.02 per basic and diluted share) and $829,000 ($0.06 per basic and diluted share), respectively, compared with $656,000 ($0.05 per basic and diluted share) and $1.8 million ($0.13 per basic and diluted share), respectively, for the same periods last year.

As of September 30, 2015, working capital totaled approximately $27.0 million, of which approximately $12.1 million was comprised of cash and trade receivables.  As of December 31, 2014 working capital totaled approximately $28.9 million, of which approximately $14.6 million was comprised of cash and trade receivables.  The decrease in cash and working capital is primarily attributed to our investment in securities (refer to footnote 7, Investment in Securities, on page 7 of this report).

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(54.2)	(56.3)	(58.0)	(57.7)
Gross margin	45.8	43.7	42.0	42.3
Selling, general and administrative expenses	(41.9)	(31.8)	(36.9)	(31.9)
Net interest expense	0.0	0.0	0.0	0.0
Other income (expense )	0.0	0.1	0.2	0.0
Pretax income	3.9	12.0	5.3	10.4
Income tax expense	(1.1)	(4.4)	(1.6)	(3.4)
Net income	2.8%	7.6%	3.7%	7.0%

Net Sales

For the third quarter ended September 30, 2015, net sales totaled approximately $7.6 million, compared with approximately $8.7 million for the same quarter last year.  Sales of P25 digital products for the quarter totaled approximately $5.1 million (66.4% of total sales), compared with approximately $6.3 million (72.1% of total sales) for the same quarter last year.

For the nine months ended September 30, 2015, net sales totaled approximately $22.8 million, compared with approximately $25.6 million for the same period last year.  Sales of P25 digital products for the nine months ended September 30, 2015 totaled approximately $15.5 million (68.1% of total sales) compared with approximately $18.5 million (72.6% of total sales) for the same period last year.

The comparative decline in total sales and sales of digital products for the three and nine month periods was primarily attributable to generally weaker demand from federal, state and local public safety agencies, including our legacy strongholds within the wildland fire market, which was consistent with our experience during the second quarter.  In September, however, we received awards from the U.S. Department of Homeland Security (DHS) totaling $26.2 million for equipment to be deployed by the Transportation Security Administration (TSA) at over 400 airports in and out of the continental United States.  Approximately $15.5 million, or almost 60% of the total amount, is specified in delivery orders.  The precise timing for fulfilling these orders has not yet been determined as several logistical variables are addressed.  Accordingly, the impact to sales revenue in any particular quarter is uncertain.  We anticipate that shipments will commence during the first quarter of 2016.  No equipment under these awards was shipped during the third quarter 2015, and consequently no sales revenue was recorded. (refer to footnote 2, Significant Events and Transactions, on page 5 of this report).

The timing and size of orders from government agencies at all levels can be unpredictable due to the influence of budgets and funding priorities.  Requests for quotes and information increased late in the quarter and our funnel of prospects has expanded.  Also, we believe the aforementioned DHS/TSA award can enhance our profile and reputation in pursuing other new opportunities.  Considering these factors, we are expanding our sales resources and capabilities to capitalize on this momentum and drive sales growth.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the third quarter ended September 30, 2015 was 45.8%; an improvement of 2% from the same quarter last year, and almost 10% from the second quarter this year.  For the nine months ended September 30, 2015, gross profit margin as a percentage of sales was 42.0% compared with 42.3% for the same period last year.

Our cost of products and gross profit margin are primarily related to material, labor and overhead costs, product mix, manufacturing volumes and pricing.  For the third quarter, lower costs of products and the corresponding increase in gross margins reflected a more favorable mix of product sales.  Also, improved utilization and absorption of our manufacturing and support expenses during the quarter contributed to the increase in gross profit margins.

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

SG&A expenses for the third quarter 2015 were approximately $3.2 million (41.9% of sales), compared with $2.8 million (31.6% of sales) for the same quarter last year.  For the nine months ended September 30, 2015, SG&A expenses totaled approximately $8.4 million (36.9% of sales) compared with approximately $8.1 million (31.8% of sales) for the same period last year.

Engineering and product development expenses for the third quarter 2015 totaled approximately $1.0 million (13.3% of total sales), compared with $999,000 (11.4% of total sales) for the same quarter last year.  For the nine months ended September 30, 2015 and 2014, engineering and product development expenses were flat, totaling approximately $2.8 million, or 12.4% and 10.9% of total sales, respectively.  Increased staffing and related costs were largely offset by decreases in capitalized software amortization.

Marketing and selling expenses for the third quarter 2015 totaled approximately $1.2 million (15.8% of total sales), compared with $975,000 (11.2% of total sales) for the same quarter last year.  For the nine months ended September 30, 2015, sales and marketing expenses totaled approximately $3.2 million (14.0% of total sales), compared with approximately $2.9 million (11.5% of total sales) for the same period last year.  The increase for both periods is attributed primarily to staffing and related costs as well as commissions and incentives.

General and administrative expenses for the third quarter 2015 totaled approximately $975,000 (12.8% of total sales), compared with approximately $782,000 (8.9% of total sales) for the same quarter last year.  The increase was related primarily to headquarters professional fees.  For the nine months ended September 30, 2015, total general and administrative expenses were materially unchanged, totaling approximately $2.4 million, or 10.5% and 9.4% of total sales, respectively.

Operating Income

Operating income for the third quarter ended September 30, 2015 totaled approximately $300,000 (3.9% of sales), compared with $1.0 million (11.9% of sales) for the same quarter last year.  For the nine months ended September 30, 2015, operating income totaled approximately $1.1 million (5.3% of sales), compared with $2.7 million (10.5% of sales) for the same period last year.  The decrease in operating income was primarily the result of sales declines and increased operating expenses.

Net Interest Income (Expense)

We realized minimal net interest income for the third quarter and nine months ended September 30, 2015, and for the comparable prior year periods.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of September 30, 2015 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense of approximately $85,000 and $358,000, respectively, for the third quarter and nine months ended September 30, 2015, compared with $380,000 and $864,000, respectively, for the same periods last year.  Our income tax expense is primarily non-cash.

As of September 30, 2015, our net deferred tax assets totaled approximately $5.2 million, and are primarily composed of net operating loss carryforwards (“NOLs”), offset by deferred tax liabilities of $432 derived from the unrealized gain on available-for-sale securities.  These NOLs total $5.2 million for federal and $13.8 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at September 30, 2015.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2015.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, net cash provided by operating activities totaled approximately $56,000, compared with $3.3 million for the same period last year.  Cash provided by operating activities was primarily related to net income, accounts payable, depreciation and amortization and deferred tax assets, largely offset by inventory, accounts receivable and other current assets.  For the nine months ended September 30, 2015, we realized net income of approximately $829,000 compared with approximately $1.8 million for the same period last year.  Net inventories and prepaid expenses increased during the nine months ended September 30, 2015 by approximately $1.7 million and $648,000, respectively, primarily due to material purchases and decreased sales.  This compares with an increase of $118,000 in inventory and $208,000 in prepaid expenses for the same period last year.  Accounts receivable increased approximately $950,000 during the period, compared with $1.7 million for the same period last year, both periods reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle.  Accounts payable for the nine months ended September 30, 2015 increased approximately $1.2 million compared with $898,000 for the same period last year in anticipation of increasing business volumes and related material purchases.  Depreciation and amortization totaled approximately $697,000 for the nine months ended September 30, 2015, compared with approximately $930,000 for the same period last year, as some capitalized software was fully amortized.

Cash used in investing activities for the nine months ended September 30, 2015 totaled approximately $3.6 million, $2.8 million of which was related to the investment in Iteris common stock (see footnote 7 on page 7 of this report), and $878,000 that was utilized for the purchase of manufacturing and engineering equipment.   For the same period last year approximately $483,000 was used primarily for engineering and manufacturing related equipment.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the nine months ended September 30, 2015 and 2014 totaled approximately $76,000 and $144,000, respectively, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $5 million (subject to the borrowing base) and a maturity date of December 31, 2015.  We are presently evaluating financing alternatives for periods beyond the expiration date.

As of September 30, 2015 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

As of September 30, 2015 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of September 30, 2015 and the date of this report, there was approximately $4.0 million and $2.7 million, respectively, of borrowing available under the revolving credit facility.

Our cash balance at September 30, 2015 was approximately $7.9 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, reserves for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended September 30, 2015 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the first three months ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

Reference is made to Note 11 (Commitments and Contigencies) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 4, 2015	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: November 4, 2015	By:	/s/ William P. Kelly
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