Form 10-K
period 2015-12-31
RELM WIRELESS CORP
filed 2016-03-02
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

RELM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	001-32644	59-3486297
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on the closing price of such stock on the NYSE MKT on such date, was $37,870,914. As of March 2, 2016, 13,730,562 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2016 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2015.

PART I

Item 1.Business.

General

RELM Wireless Corporation (“RELM,” the “Company,” “we” or “us”) provides two-way radio communications equipment of high quality and reliability.

In business for 69 years, RELM (NYSE MKT: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios, repeaters, base stations, and related components and subsystems.  Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile).  Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area.  Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.  We employ both analog and digital technologies in our products.

Our digital technology is compliant with the Project 25 standard for digital land mobile radio equipment.  The Project 25 standard (P-25) is adopted by representatives from the Association of Public Safety Communication Officials-International (“APCO”), the National Association of State Technology Directors (“NASTD”), the U.S. Federal Government and other public safety user organizations.  Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz), 700-800 MHz and 900MHz bands.  Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors.  Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.

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

RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools, and transportation services.  Typically, these users are not radio professionals and require easy, fast and affordable communication among a defined group of users.

We believe that we provide superior products and value to a wide array of customers with demanding requirements, including, for example, emergency response, public safety, homeland security and military customers of federal and state government agencies, as well as various commercial enterprises.  Our two-way radio products excel in applications with harsh and hazardous conditions.  They offer high-specification performance, durability and reliability at a lower cost relative to comparable offerings.

We were incorporated under the laws of the State of Nevada on October 24, 1997.  We are the resulting corporation from the reincorporation merger of our predecessor, Adage, Inc., a Pennsylvania corporation, which reincorporated from Pennsylvania to Nevada effective as of January 30, 1998. Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and our telephone number is (321) 984-1414.

Available Information

Our Internet website address is www.relm.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to these reports as soon as practicable after we file or furnish such material with or to the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, and other corporate governance policies are available on our website, under “Resources / 508.”  The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m., or by calling the SEC at 1-800-SEC-0330.

Significant Events of 2015

In September 2015, the Company received awards under the U.S. Department of Homeland Security (“DHS”) Tactical Communications Contract totaling approximately $26.2 million for portable radios, repeaters, accessories and service.  The equipment will be deployed by the U.S. Transportation Security Administration (“TSA”) at over 400 airports both inside and outside the continental United States.  The awards are for a base term of one-year that commenced on September 28, 2015 with four one-year options.  The first option year was partially exercised immediately.  Approximately $15.5 million, or almost 60% of the total amount, is specified in delivery orders.  No equipment under these awards was shipped during 2015, and consequently no sales revenue was recorded.  The precise timing for fulfillment of these orders has not yet been determined as several logistical variables are addressed.  Accordingly, the impact to sales revenue in any particular quarter is uncertain.  The Company anticipates that shipments will commence during the first quarter of 2016.  The exercise, if any, of the remaining option years, which total approximately $10.7 million, is not specified or guaranteed.

Industry Overview

Land mobile radio (“LMR”) communications consist of hand-held (portable) and vehicle mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the United States and abroad.  LMR systems are constructed to meet an organization’s specific communication needs.  The cost of a complete system can vary widely depending on the size and configuration.  Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit.  Typically, there are no recurring airtime usage charges.  Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools.  LMR usage often consists of direct radio-to-radio communications outside of the range of a communication network with one to many members of a group.  Also, LMR functions with push-to-talk operation (i.e., no call set-up or dialing a phone number is required).  LMR communications often consist of multiple short (5 second) transmissions between multiple members of a group.  For the public safety sector, this is known as Mission Critical Voice (“MCV”).  The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

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

Years ago, as a result of the limited spectrum availability, the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient.  This effectively meant that the industry had to migrate to digital technology.  Responding to the mandate, the APCO, the NASTD, the U.S. Federal Government and the Telecommunications Industry Association (“TIA”), in concert with several LMR manufacturers, including RELM, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users.  The standard is called Project 25.  The primary objectives of Project 25 are to: (i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, (ii) maximize radio spectrum efficiency, and (iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers.  Users of nationally available 700 MHz frequencies designed for interoperability are required to use P-25 equipment.  In addition, U.S. Federal Government grant programs that provide assistance in funding for state and local agencies to purchase interoperable communication equipment for first responders strongly encourage compliance to P-25 standards.  Accordingly, although funding for LMR purchases by many government agencies is limited, we believe that as users upgrade equipment to achieve interoperability and comply with FCC narrow-banding mandates, demand for P-25 equipment will continue to grow.  Additionally, the P-25 standard has also been widely adopted in other countries.  The migration to P-25 equipment is primarily limited to government and public safety agencies.  Radio users in the business and industrial market utilize alternative digital technologies (e.g., Digital Mobile Radio) and analog LMR products.

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

Our P-25 KNG Series mobile and portable digital radios have been validated under the P-25 CAP as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors.  Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.

The P-25 CAP is a voluntary program that allows land mobile radio equipment suppliers to formally demonstrate their products’ compliance with P-25 requirements.  The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies P-25 standards for performance, conformance, and interoperability.  The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the DHS’ Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers, and the emergency response community.

Description of Markets

Government and Public Safety Market

The government and public safety market includes the military, fire, rescue, law enforcement, homeland security and emergency responder personnel.  In most instances, BK Radio-branded products serve this market and are sold either directly to end-users, or through two-way communications dealers.  Government and public safety sales represented approximately 90%, 95% and 94% of our total sales for 2015, 2014 and 2013, respectively.

Government and public safety users currently use products that employ either P-25 digital or analog technology.  However, public safety users in federal, state and local government agencies and certain other countries are migrating to digital P-25 products.  The evolution of the standard and compliant digital products is explained in the Industry Overview section at the beginning of this report.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable, push-to-talk communication among a discrete group of users such as corporate disaster recovery, hotels, construction firms, schools, and transportation service providers.  Users in this market continue to predominantly utilize analog products.  We offer products to this market under the RELM brand name.  Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products.  Our sales to this market represented approximately 10%, 5% and 6% of our total sales for 2015, 2014 and 2013, respectively.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 26 employees combined with contract engineering resources.  Their primary development focus has been the design of our line of next generation P-25 digital products, the KNG Series, and related capabilities.  The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles.  Subsequently, we added UHF and 700/800MHz products, as well as P-25 Phase I FDMA (Frequency Division Multiple Access) trunking and P-25 Phase II TDMA (Time Division Multiple Access) trunking.  Our P-25 products also provide encrypted operation, GPS location services and network authentication services.

A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities.  They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.

For 2015, 2014 and 2013, our engineering and development expenses were approximately $3.6 million, $3.7 million and $3.9 million, respectively.

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

Contract manufacturers produce various subassemblies and products on our behalf.  Generally, the contract manufacturers procure raw materials from RELM-approved sources and complete manufacturing activities in accordance with our specifications.  Manufacturing agreements and purchase orders govern the business relationship with the contract manufacturers.  These agreements and purchase orders have various terms and conditions and may be renewed or modified upon agreement by both parties.  Their scope may also be expanded to include new products in the future.

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

We rely upon a limited number of both domestic and foreign suppliers for several key products and components.   We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements.  In addition, certain components are obtained from single sources.  During 2015, 2014 and 2013, our operations were not materially impaired due to delays from single source suppliers.  However, the absence of a single-source component could potentially delay the manufacture of finished products.  We manage the risk of such delays by securing secondary sources where possible and redesigning products in response to component shortages or obsolescence.  We strive to maintain strong relationships with all our suppliers.  We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the United States Government represented approximately 36%, 40% and 34% of our total sales for the years ended December 31, 2015, 2014 and 2013, respectively.  These sales were primarily to various government agencies, including those within the United States Department of Defense (“DOD”), the United States Forest Service (“USFS”) and the United States Department of the Interior (“DOI”).

Backlog

Our backlog of unshipped customer orders was approximately $20.3 million and $4.2 million as of December 31, 2015 and 2014, respectively.  The increase is attributed primarily to a previously announced order from the Department of Homeland Security.

Competition

We compete with other domestic and foreign companies primarily in the North American market, but also internationally.  One dominant competitor, Motorola Solutions, Inc., is estimated to have well in excess of half the market for LMR products.  We compete by capitalizing on our advantages and strengths, which include price, product quality, and customer responsiveness.

Government Regulation

We are subject to various international, U.S. federal, state and local laws affecting our business.  Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties.  Further, changes in existing laws or new laws may adversely affect our business and could also have the effect of limiting capital expenditures by our customers, which could have a material adverse effect on our business, financial condition and results of operations.

In connection with our U.S. government contracts, we are subject to the U.S. federal government procurement regulations that may provide the buyer with the right to audit and review our performance, as well as our compliance with applicable laws and regulations.  In addition, our business is subject to government regulation based on the products we sell that may be subject to government requirements, such as obtaining an export license or end-user certificate from the buyer, in certain circumstances.   If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

Our products are regulated by the FCC in the U.S. and similar agencies in other countries where we offer our products.  Consequently, we and our customers could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC or regulatory agencies in other countries.  For example, our wireless communications products, including two-way land mobile radios, are subject to FCC regulations related to radio frequency spectrum.  As a result of limited spectrum availability, the FCC has mandated that new land mobile radio equipment utilize technology that is more spectrum-efficient, which effectively meant that the industry had to migrate to digital technology.  These types of mandates may provide us with new business opportunities or may require us to modify all or some of our products so that they can continue to be manufactured and marketed, which may lead to an increase in our capital expenditures and research and development expenses.

As a public company, we are also subject to regulations of the SEC and the stock exchange on which we are listed (NYSE MKT).

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2015, compliance with these U.S. federal, state and local, and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2015, we had 107 full-time employees, most of whom are located at our West Melbourne, Florida facility; 52 of these employees are engaged in direct manufacturing or manufacturing support, 26 in engineering, 18 in sales and marketing, and 11 in headquarters, accounting and human resources activities.  Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage.  We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2015	2014	2013
	(in Millions)
United States	$25.1	$30.1	$26.4
International	4.6	0.9	0.6
Total	$29.7	$31.0	$27.0

Additional financial information is provided in the financial statements at pages F-1 through F-18.

Item 1A.Risk Factors

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. These risk factors are not presented in the order of importance or probability of occurrence.  We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Our industry is characterized by rapidly changing technology and our success is dependent on our ability to adapt to such changes

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog LMR products to digital LMR products. In addition, the APCO Project 25 standard is being increasingly adopted. If we are unable to successfully keep up with these changes, our business, financial condition and results of operations could be materially adversely affected.

We depend on the success of our LMR product line

We currently depend on our LMR products as our sole source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of new digital LMR products. Even if we successfully develop these products, the development of which is a complex and uncertain process requiring innovation and investment, they may not achieve market acceptance, which could have a material adverse effect on us.

We are engaged in a highly competitive industry

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products, including providing complete, integrated, communications systems and infrastructure. We do not provide complete, integrated, communications systems and infrastructure.  These advantages may allow them:

●	to be more attractive to customers who desire a single source supplier of LMR products;

●	to respond more quickly to new or emerging technologies and changes in customer requirements, which may render our products obsolete or less marketable;

●	to engage in more extensive research and development;

●	to undertake more far-reaching marketing campaigns;

●	to be able to take advantage of acquisitions and other opportunities;

●	to adopt more aggressive pricing policies; and

●	to be more attractive to potential employees and strategic partners.

Many of our competitors have established extensive networks of sales locations and multiple distribution channels, which are more extensive than ours.  We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

An increase in the demand for P-25 products could benefit competitors that are better financed and positioned to meet such demand.  P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced a new line of P-25 products, the KNG Series, and have since expanded the product line.  Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditures of funds. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

We face a number of risks related to challenging economic conditions

Current economic conditions in the United States and elsewhere remain uncertain.  These challenging economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including:

●
Potential deferment or reduction of purchases by customers: Significant deficits and limited appropriations confronting our federal, state and local government customers may cause them to defer or reduce purchases of our products. Furthermore, uncertainty about current and future economic conditions may cause customers to defer purchases of our products in response to tighter credit and decreased cash availability.

●
Negative impact from increased financial pressures on third-party dealers, distributors and suppliers: We make sales to certain of our customers through third-party dealers and distributors. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition the end customers to purchase our products from other third parties, or directly from us, it could materially and adversely impact our operating results and financial condition.  Challenging economic conditions may also impact the financial condition of one or more of our key suppliers, which could negatively affect our ability to secure product to meet our customers’ demand.

●
Limited access by us to credit and capital: Although we do not anticipate needing additional capital in the near term, the credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products, and the inability to obtain adequate and timely delivery of supplies and manufactured products could have a material adverse effect on us

We contract with manufacturers to produce portions of our products and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost effective manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.  Approximately 60.49% of our material, subassembly and product procurements in 2015 were sourced from two suppliers.  We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2015, approximately 36% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DOD, USFS, DOI and the DHS. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

In addition, most U.S. Government customers award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, which could negatively impact the profitability of any contract award to us. In addition, following a contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our business is heavily dependent on U.S. Government contracts, which are highly regulated and subject to terminations and oversight audits by U.S. Government representatives that could result in adverse findings and negatively impact our business

Our U.S. Government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in U.S. Government contracting, increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws or policies, including those related to procurement integrity, U.S. Government security regulations, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption and the False Claims Act.

Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives and could result in adjustments to our contracts. Any costs found to be improperly allocated to a specific contract or grant may not be allowed, and such costs already reimbursed may have to be refunded. Future audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in investigations, termination of a contract, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the U.S. Government.

In addition, contacts with government officials and participation in political activities are areas that are tightly controlled by federal, state, local and international laws. Failure to comply with these laws could cost us opportunities to seek certain government sales opportunities or even result in fines, prosecution, or debarment.

A security breach or other significant disruption of our information technology systems, or those of our distributors, manufacturers, suppliers and other partners, caused by cyber attack or other means, could have a negative impact on our operations, sales and results of operations

Our information technology systems, and those of our distributors, manufacturers, suppliers and other partners, are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to continually evolving cyber attacks (including social engineering and phishing attempts), cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. Cyber attacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees, and partners or our business information. A cyber attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in the unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Such unauthorized access to, or release of, this information could expose us to data loss, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $2.0 million credit facility with Silicon Valley Bank (“SVB”). As of December 31, 2015 and as of the date of this report, there were no borrowings outstanding under the facility.  The loan and security agreement, as amended, governing the credit facility contains certain financial maintenance and other covenants.  Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all covenants. However, there is no assurance that we will be able to comply with the covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

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

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense, and we will be able to hire or retain necessary personnel. The inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business and results of operations. We do not have any acquisitions currently pending, and there can be no assurance that we will complete any future acquisitions or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. Any acquisitions of businesses and their respective assets also involve the risks that the businesses and assets acquired may prove to be less valuable than we expect and we may assume unknown or unexpected liabilities, costs and problems. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, operations and financial condition. Our business plan contemplates, among other things, leveraging our products and technology for growth in our customer base and sales. This growth, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to us could materially adversely affect us

Failure to comply with government regulations applicable to our business could result in penalties and reputational damage. Our products are regulated by the FCC and otherwise subject to a wide range of global laws. As a public company, we are also subject to regulations of the SEC and the stock exchange on which we are listed. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance.  Failure to comply with these requirements and regulations or to respond to changes in these requirements and regulations could result in penalties on us such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition. In addition, existing or new regulatory requirements or interpretations could materially adversely impact us.

Our business is subject to the economic and political risks of manufacturing products in foreign countries

We engage in business with manufacturers located in other countries. Approximately 67.7% of our material, subassembly and product procurements in 2015 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the general political and social conditions in foreign countries in which we maintain sourcing relationships, threats of war, terrorism or governmental instability, labor disruptions, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales, or otherwise have an adverse effect on our operating performance.

We carry substantial quantities of inventory, and inaccurate estimates of necessary inventory could materially harm our business, operating results and financial condition

We carry a significant amount of inventory to service customer requirements in a timely manner. If we are unable to sell this inventory over a commercially reasonable time, in the future we may be required to take inventory markdowns, which would reduce our net sales and/or gross margins. In addition, it is critical to our success that we accurately predict trends in customer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could materially harm our business, operating results and financial condition.

We enter into fixed-price contracts that could subject us to losses in the event we fail to properly estimate our costs or hedge our risks associated with currency fluctuations

We enter into a number of firm fixed-price contracts. If our initial cost estimates are incorrect, we can lose money on these contracts. Because certain of these contracts involve new technologies and applications, require us to engage subcontractors and/or can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to us and have an adverse impact on our financial results. In addition, a significant increase in inflation rates or currency fluctuations could have an adverse impact on the profitability of longer-term contracts.

Our investment strategy may not be successful, which could adversely impact our financial condition

We may invest part of our cash balances in public companies. For example, as of February 25, 2016, we have invested approximately $3.1 million to purchase approximately 1.7 million shares of the common stock of Iteris (NYSE MKT: ITI). These types of investments are more risky than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The board of directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed.

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations, product safety issues, data security breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues, or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities, and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us

Currently, we hold no United States patents. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future.  It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Fundamental Global Investors, LLC, with its affiliates is our largest stockholder whose interests may differ from the interests of our other stockholders

The interests of Fundamental Global Investors, LLC may differ from the interests of our other stockholders.  Fundamental Global and its affiliates, including Ballantyne Strong, Inc., of which Fundamental Global is the largest stockholder, together hold approximately 26.5% of the Company’s outstanding shares of common stock.  Mr. Cerminara, the manager of Fundamental Global Investors, LLC and Executive Chairman and Chief Executive Officer of Ballantyne Strong serves on our Board of Directors.  As a result of its ownership position and Mr. Cerminara’s  board position with the Company, Fundamental Global has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, and approval of any action requiring a stockholder vote, such as amendments to our articles of incorporation, by-laws, significant stock issuances, mergers and asset sales.  Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Our stock price is vulnerable to significant fluctuations, including due to our fluctuating quarterly operating results

Our quarterly operating results may fluctuate significantly from quarter to quarter and may be below the expectations of the investment community, resulting in volatility for the market price for our common stock. Other factors affecting the volatility of our stock price include:

●	future announcements concerning us or our competitors;

●	the announcement or introduction of technological innovations or new products by us or our competitors;

●	changes in product pricing policies by us or our competitors;

●	changes in earnings estimates by us or our competitors or by securities analysts;

●	additions or departures of our key personnel; and

●	sales of our common stock.

In addition, the stock market is subject to price and volume fluctuations affecting the market price for the stock of many companies generally, which fluctuations often are unrelated to operating performance.

The insurance that we maintain may not fully cover all potential exposures

We maintain property, business interruption and casualty  insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers or manufacturers are located, or acts of war or terrorism (wherever located around the world) or military activities disrupting transportation, communication or utility systems or otherwise causing damage to our business, employees, suppliers, manufacturers and customers; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber attacks, could have a material adverse effect on our business, operations and financial condition. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, and communications and transportation disruptions.  These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Any infringement claim against us could have a material adverse effect on our business, results of operations and financial condition

As the number of competing products available in the market increases and the functions of those products further overlap, the potential for infringement claims may increase. Any such claims, with or without merit, may result in costly litigation or require us to redesign the affected product to avoid infringement or require us to obtain a license for future sales of the affected product.  Any of the foregoing could damage our reputation and have a material adverse effect upon our business, results of operations and financial condition.  Any litigation resulting from any such claim could require us to incur substantial costs and divert significant resources, including the efforts of our management and engineering personnel.

We may be unable to obtain components and parts that are verified to be Democratic Republic of Congo (“DRC”) conflict free, which could result in reputational damage

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and if the origin of these materials were from the DRC or an adjoining country. The SEC rules necessitate a complex compliance process and related administrative expense for a company once it determines a conflict mineral is necessary to the functionality or production of a product that the company manufactures or contracts to manufacture.  Such companies must then conduct a reasonable country of origin inquiry to determine if the conflict minerals originated in the covered countries and undertake due diligence on the source and chain of custody in order to file a conflict minerals report with the SEC.  In addition to the increased administrative expense and management involvement, there is a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, particularly since our supply chain is complex and, as a purchaser of finished components, we are several layers removed from the mining of any potential conflict minerals that may be contained in our products. We may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations.  We may also continue to be unable to determine if our products are conflict-free. If we discover that our products include minerals that have been identified as “not found to be DRC conflict free,” or if we continue to be unable to determine whether such minerals are included in our products, we may face reputational challenges with our customers, stockholders and other stakeholders as a result.

We may not be able to maintain our NYSE MKT listing

Our common stock has been listed on the NYSE MKT since 2005. If we are unable to satisfy the continued listing standards of the NYSE MKT, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price, our common stock may be delisted. If our common stock is delisted, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors, and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 5.8 million (43%) of our shares of outstanding common stock as of December 31, 2015 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 57% of our outstanding shares of common stock as of December 31, 2015 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any real estate.  We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida.  The lease, as amended, has an expiration date of June 30, 2020.  Rental, maintenance and tax expenses for this facility were approximately $457,000, $470,000 and $477,000 in 2015, 2014 and 2013, respectively.  We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team.  The lease has an expiration date of December 31, 2019.  Rental, maintenance and tax expenses for this facility were approximately $104,000 in 2015, $100,000 in 2014, and $92,000 in 2013.

Item 3.    Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business.  There were no pending material claims or legal matters as of December 31, 2015.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE MKT under the symbol “RWC.” The following tables set forth the high and low sales price for our common stock for the quarterly periods for the years ended December 31, 2015 and 2014, as reported by the NYSE MKT.

Common Stock

	High	Low
2015 Quarter Ended
First Quarter	$6.27	$4.24
Second Quarter	6.75	4.51
Third Quarter	5.97	2.97
Fourth Quarter	4.95	3.65

	High	Low
2014 Quarter Ended
First Quarter	$3.60	$2.80
Second Quarter	4.03	3.00
Third Quarter	5.88	3.52
Fourth Quarter	5.60	3.74

(b) Holders.

On February 29, 2016, there were 878 holders of record of our common stock.

(c) Dividends.

We did not pay any cash dividends on our common stock during 2015 or 2014.  The declaration and payment of cash dividends, if any, is subject to the discretion of our board of directors.  The board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.  In addition, our credit facility provides that the payment of cash dividends in any twelve-month period may not exceed $3.5 million.

Item 6.    Selected Financial Data

Not required for smaller reporting companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial and operating results for 2015 compared unfavorably with those for 2014.  Total sales and sales of P25 digital products decreased while selling, general and administrative expenses increased.  These were the primary factors that contributed to comparative declines in income.  Also during 2015, our cash and working capital positions decreased from the end of 2014 primarily as a result of our investment in inventory and securities.

Net sales for 2015 totaled approximately $29.7 million, compared with $31.0 million for 2014.  Sales of P-25 digital products for 2015 totaled approximately $20.2 million (68.0% of total sales) compared with approximately $22.4 million (72.3% of total sales) in 2014.  The comparative decrease in both total sales and sales of digital products was attributable primarily to generally weaker demand through most of the year from federal, state and local public safety agencies, including our legacy strongholds within the wildland fire market.

Gross profit margin as a percentage of sales in 2015 was 41.3%, compared with 42.6% for 2014.  Our gross margin is primarily a reflection of the mix of products sold, manufacturing volumes and competitive pressures.

Selling, general and administrative expenses for 2015 totaled approximately $10.9 million, or 36.5% of sales, compared with $10.7 million, or 34.4% of sales for 2014.  The increase was attributed primarily to selling expenses.

Pretax income for 2015 totaled approximately $1.4 million, compared with $2.5 million for 2014.  For 2015, we recognized income tax expense of approximately $345,000, compared with $900,000 for 2014.  Our income tax expense for both years is largely non-cash, as a result of deferred items derived primarily from net operating loss carryforwards.

Net income for 2015 totaled approximately $1.0 million ($0.08 per basic and diluted share), compared with approximately $1.6 million ($0.12 per basic and diluted share) for 2014.

As of December 31, 2015, working capital totaled approximately $23.9 million, of which $8.8 million was comprised of cash and trade receivables.  This compares with working capital totaling approximately $25.1 million at year end 2014, which included $14.6 million of cash and trade receivables.  Also, as of December 31, 2015 and 2014, there were no borrowings outstanding under our revolving credit facility.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31
	2015	2014
Sales	100.0%	100.0%
Cost of products	(58.7)	(57.4)
Gross margin	41.3	42.6
Selling, general and administrative expenses	(36.5)	(34.4)
Net interest and other expense	(0.1)	(0.1)
Income before income tax expense	4.7	8.1
Income tax expense	(1.2)	(2.9)
Net income	3.5%	5.2%

Fiscal Year 2015 Compared With Fiscal Year 2014

Sales, net

For 2015, net sales totaled approximately $29.7 million, compared with approximately $31.0 million for 2014.  Sales of P25 digital products in 2015 totaled approximately $20.2 million (68.0% of total sales) compared with approximately $22.4 million (72.3% of total sales) for 2014.

The comparative decline in both total sales and sales of digital products was primarily attributable to weaker demand over the last three quarters from federal, state and local public safety agencies, including our legacy strongholds within the wildland fire suppression community.   Despite the weaker demand, in September 2015, we received awards from the DHS totaling $26.2 million for equipment to be deployed by the TSA at over 400 airports in and out of the continental United States.  Approximately $15.5 million, or almost 60% of the total amount, is specified in delivery orders.  No equipment under these awards was shipped during 2015, and consequently no sales revenue was recorded.  The precise timing for fulfillment of these orders is uncertain as several logistical variables are addressed.  Accordingly, the impact to sales revenue in any particular quarter is uncertain.  We anticipate that shipments will commence during the first quarter of 2016.

The timing and size of orders from government agencies at all levels can be unpredictable due to the influence of budgets and funding priorities.  Requests for quotes and information increased late in the second half of 2015 and our funnel of prospects has expanded.  Also, we believe the aforementioned DHS/TSA award can enhance our profile and reputation in pursuing other new opportunities.  Considering these factors, we are adding sales resources and capabilities to capitalize on this momentum and drive sales growth for the 2016 fiscal year.

Cost of Products and Gross Profit Margin

Cost of products as a percentage of sales for 2015 was 58.7% compared with 57.4% in 2014.  Gross profit margin as a percentage of sales for 2015 was 41.3% compared with 42.6% for 2014.

Our cost of products and gross profit margin are primarily related to material, labor and overhead costs, product mix, manufacturing volumes and pricing.  In 2015, costs of products and the corresponding gross margins reflected a less favorable mix of product sales, including decreased sales of higher margin P25 digital products.  Costs of products and gross profit margins were also unfavorably impacted by manufacturing volumes, resulting in suboptimal utilization and absorption of our manufacturing and support expenses.

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

For 2015, SG&A expenses totaled approximately $10.9 million, or 36.5% of sales, compared with approximately $10.7 million, or 34.4% of sales, for 2014.

Engineering and product development expenses for 2015 totaled approximately $3.6 million (12.2% of sales) compared with approximately $3.7 million (11.9% of sales) for 2014.  The decrease is attributed primarily to a decline in the amortization of capitalized software, as certain projects were fully amortized.  This decrease in amortization was largely offset by additional engineering staff and resources.

Marketing and selling expenses for 2015 totaled approximately $4.2 million, or 14.1% of sales, compared with $3.9 million, or 12.5% of sales, for 2014.  The increase is driven primarily by expenses associated with staffing and other sales activities.

General and administrative expenses for 2015 were materially unchanged, totaling approximately $3.0 million, or 10.2% of sales, compared with $3.1 million (10.0% of sales) for 2014.

Operating Income

Operating income for 2015 totaled approximately $1.4 million (4.8% of sales), compared with approximately $2.5 million (8.1% of sales) for 2014.  The comparative decrease in operating income for 2015 was primarily the result of decreased total sales and sales of P-25 digital products combined with increased SG&A expenses.

Interest Income/Expense, net

For 2015 and 2014 we earned approximately $1,000 in interest income and incurred no interest expense.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earned interest income on our cash balances.  The interest rate on such revolving credit facility as of December 31, 2015 was 4.00% per annum.  Effective as of December 29, 2015, we entered into a fifth amendment to our loan and security agreement with Silicon Valley Bank to, among other things, reduce the variable interest rate on the revolving credit facility from the lender’s prime rate plus 50 basis points to the lender’s prime rate.  Our revolving credit facility was not utilized during 2015 or 2014.

Income Tax Expense

We recorded income tax expense for 2015 of approximately $345,000, compared with $900,000 for 2014. Our income tax expense is primarily non-cash.

As of December 31, 2015, our net deferred tax assets totaled approximately $5.5 million , and are primarily composed of net operating loss carry forwards (“NOLs”).  These NOLs total $4.9 million for federal and $12.6 million for state purposes, with expirations starting in 2018 through 2030.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at December 31, 2015.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of December 31, 2015.

Fiscal Year 2014 Compared With Fiscal Year 2013

Sales, net

For 2014, net sales increased 14.6% to approximately $31.0 million, compared with approximately $27.0 million for 2013.  Sales of P-25 digital products in 2014 increased 26.6% to approximately $22.4 million (72.3% of total sales), compared with approximately $17.7 million (65.4% of total sales) for 2013.

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

During 2014 we made gains with customers and markets that were relatively new for us, including certain branches of the U.S. Departments of Treasury and Defense and several state and county agencies.  Such gains were attributable primarily to our KNG product line, which spans all the major frequency bands and offers a wide array of technology and features.

Cost of Products and Gross Margin

Cost of products as a percentage of sales for 2014 was 57.4% compared with 56.5% in 2013.

Our cost of products and gross profit margin are primarily related to material and labor costs, product mix, manufacturing volumes and pricing.  The cost of products and corresponding gross profit margin, particularly during the first quarter of 2014, reflected some competitive pressures and a less favorable mix of product sales.  Also, manufacturing volumes early in 2014 were impacted by lower sales and inventory reduction initiatives.  Accordingly, we did not optimize the utilization and absorption of our manufacturing and support expenses.  We realized improvements in these factors as the year progressed, with gross profit margin improving 3.6% from the first quarter to the fourth quarter of 2014.

During the first quarter 2014 we disposed of obsolete inventory that had been fully reserved previously.  There was no material impact on our balance sheet or statement of income as a result of this transaction.

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

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash share-based employee compensation expense.

For 2014, SG&A expenses totaled approximately $10.7 million, or 34.4% of sales, compared with approximately $10.1 million, or 37.4% of sales, for 2013.

Engineering and product development expenses for 2014 totaled approximately $3.7 million (11.9% of sales) compared with approximately $3.9 million (14.3% of sales) for 2013.  The decrease was attributed primarily to a decline in the amortization of capitalized software, as one project was fully amortized.

Marketing and selling expenses for 2014 totaled approximately $3.9 million, or 12.5% of sales, compared with $3.5 million, or 12.8% of sales, for 2013.  The increase related primarily to commissions and incentives, which directly correlate with the increase in sales.

General and administrative expenses for 2014 totaled approximately $3.1 million, or 10.0% of sales, compared with $2.8 million (10.4% of sales) for 2013.  The increase was attributed primarily to headquarters and incentive compensation related expenses.

Operating Income

Operating income for 2014 increased 54.1% to approximately $2.5 million (8.2% of sales), compared with approximately $1.7 million (6.1% of sales) for 2013.  The improvement in operating income for 2014 was primarily the result of increased total sales and sales of P-25 digital products.

Interest Income/Expense, net

For 2014 we earned approximately $1,000 in interest income and incurred no interest expense for 2014 or 2013.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earned interest income on our cash balances.  The interest rate on such revolving credit facility as of December 31, 2014 was 4.00% per annum.  This rate was variable based on the lender’s prime rate and our adjusted quick ratio.  Our revolving credit facility was not utilized during 2014 or 2013.

Income Tax Expense

We recorded income tax expense for 2014 of approximately $900,000, compared with $515,000 for 2013. Our income tax expense and benefit are primarily non-cash.

As of December 31, 2014, our net deferred tax assets totaled approximately $6.0 million, and were primarily composed of net operating loss carry forwards (“NOLs”).  As of December 31, 2014, these NOLs totaled $6.4 million for federal and $14.5 million for state purposes, with expirations starting in 2018 through 2030.

Changing Prices

Changing prices for the years ended December 31, 2015 and 2014 did not have a material impact on our operations.  The extent of competitive pricing pressure in the future and its impact is uncertain.

Liquidity and Capital Resources

For the year ended December 31, 2015, net cash used in operating activities totaled approximately $2.9 million, compared with approximately $4.0 million in net cash provided by operations in 2014.  Cash used in operating activities was primarily related to inventory, prepaid expenses and accounts receivable, partially offset by net income, depreciation and deferred tax assets.  For year ended December 31, 2015, net income totaled approximately $1.0 million compared with approximately $1.6 million for the year ended December 31, 2014.  Net inventories and prepaid expenses increased approximately $5.3 million in 2015, particularly during the fourth quarter, primarily due to purchases related to fulfilling the TSA delivery orders, which are described in “Item 1. Business” of Part I of this report, under the heading “Significant Events of 2015.”  This compares with an increase of $547,000 in inventory and prepaid expenses for the prior year.  Accounts receivable increased approximately $856,000 during 2015, compared with $387,000 for 2014.  These amounts for both 2015 and 2014 reflect sales that were consummated later in the year that had not yet completed their collection cycle.  Depreciation and amortization for 2015 totaled approximately $914,000, compared with approximately $1.2 million for 2014, as certain capitalized software was fully amortized in 2015.  Accounts payable for 2015 increased approximately $882,000, compared with $453,000 for 2014, due to material purchases made in 2015.  Deferred tax assets for 2015 decreased by approximately $328,000 due to non-cash tax expense on our pretax income compared to a decrease of $875,000 for 2014.

Cash used in investing activities for the year ended December 31, 2015 totaled approximately $3.9 million, of which $2.8 million was related to the investment in Iteris common stock (see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements included elsewhere in this report), and $1.1 million that was utilized for the purchase of manufacturing and engineering equipment.  For 2014, cash used in investing activities total approximately $697,000, which was used primarily for engineering and manufacturing related equipment.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

Cash provided by financing activities for the year ended December 31, 2015 and 2014 totaled approximately $92,000 and $144,000, respectively, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a revolving credit facility with Silicon Valley Bank (“SVB”), which was most recently amended in December 2015, with borrowing availability of $2.0 million and a maturity date of December 28, 2016.  The loan and security agreement, as amended, governing this revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.  The terms of the loan and security agreement include the following:

●
Financial maintenance covenants, required to be maintained at all times and tested quarterly (or, for the “quick ratio” covenant, monthly, if any obligations are outstanding), of: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the loan and security agreement) of at least 1.25:1.00 and (2) “maximum total leverage” (as defined in the loan and security agreement) of no greater total indebtedness than 3 times adjusted EBITDA.

●	Borrowings under the revolving credit facility bear interest at the SVB prime rate, as in effect from time to time.

●	Our obligations are collaterized by substantially all of our assets, principally accounts receivable and inventory.

●
We are permitted to pay cash dividends, the total of which may not exceed $3.5 million in the aggregate during any twelve month period so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend.

We were in compliance with all covenants under the loan and security agreement, as amended, as of December 31, 2015 and as of the date of this report.  As of December 31, 2015 and as of the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of December 31, 2015 and as of the date of this report, there was approximately $2.0 million of borrowing available under the revolving credit facility.

Our cash and cash equivalents balance at December 31, 2015 was approximately $4.7 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.  However, although we do not anticipate needing additional capital in the near term, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.  We also face other risks that could impact our business, liquidity and financial condition.  For a description of these risks, see “Item 1A. Risk Factors” in this report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance.  In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year.  The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted.  We are in the process of evaluating the effect this standard will have, if any, on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We are in the process of evaluating the effect this standard will have, if any, on our consolidated financial statements and related disclosures.

In November 2015, the FASB released ASU 2015-17, which will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This is part of the FASB’s Simplification Initiative.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  We early adopted this standard retrospectively, and reclassified approximately $3.7 million of our current deferral tax assets to noncurrent deferred tax assets, net as of December 31, 2014.

Critical Accounting Policies and Estimates

Our revenue recognition process and our more subjective accounting estimation processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status.  The processes for determining the allowance for collection of trade receivables, allowance for excess or obsolete inventory, allowance for product warranty, software development and income taxes involve certain assumptions that if incorrect could create an adverse impact on our operations and financial position.

Revenue

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured.  The earnings process is generally complete when the product is shipped by us or delivered to the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery.  However, sales to the federal government are recognized when the products are delivered.  For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period.  We periodically review our revenue recognition procedures to assure that such procedures are in accordance with ASC Topic 605, “Revenue Recognition.”

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $49,000 on gross trade receivables of approximately $4.2 million as of December 31, 2015, as compared with $49,000 on gross trade receivables of approximately $3.3 million as of December 31, 2014.  This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2015.  Because the amount that we will actually collect on the receivables outstanding as of December 31, 2015 cannot be known with certainty, we rely on prior experience.  Our historical collection losses have typically been infrequent with write-offs of trade receivables being less than 1% of sales during past years.  Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability.  Currently, our general allowance on trade receivables is approximately 1.2% of gross receivables.  As revenues and total receivables increase, the allowance balance may also increase.  We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues.  We analyze our trade receivable portfolio based on the age of each customer’s invoice.  In this way, we can identify those accounts that are more likely than not to have collection problems.  We may reserve a portion or all of the customer’s balance.  As of December 31, 2015 and 2014, we had no specific allowance on trade receivables.

Excess and Obsolete Inventory

The allowance for obsolete and slow moving inventory was approximately $1.7 million at December 31, 2015 and 2014.  The allowance was decreased during the first quarter of 2014 as we disposed of obsolete inventory that had been fully reserved previously.  There was no material impact on our balance sheet or statement of operations as a result of this transaction.

The allowance for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market.  Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts, and our strategic business plans.  Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management.  Based on the review, considering business levels, future prospects, new products and technology changes, management, using its business judgment, may adjust the valuation of specific inventory items to reflect an accurate valuation.  Management also performs a determination of net realizable value for all finished goods with a selling price below cost.  For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

Allowance for Product Warranty

We offer two-year warranties to our customers depending on the specific product and terms of the customer purchase agreement.  Our typical warranties require us to repair and replace defective products during the warranty period at no cost to the customer.  At the time the product revenue is recognized, we record a liability for estimated costs under our warranties.  The costs are estimated based on historical experience.  We periodically assess the adequacy of our recorded liability for product warranties and adjust the amount as necessary.

Software Development

Certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.  We determine technological feasibility to be established upon the internal release of a detailed program design.  Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product.  Net capitalized software costs totaled approximately $370,000 as of December 31, 2015, as compared with approximately $753,000 as of December 31, 2014.

Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized.  The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized.  Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized.  In determining whether a tax asset is realizable, we consider, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results and certain tax planning strategies.  If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to adjust the valuation allowance related to our deferred tax assets in the future.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Forward-looking statements include, but are not limited to, statements regarding industry trends and expected impact on us, the impact of general economic conditions, future product development and the demand for new products, growth/contraction, general demand, customer spending and resulting opportunities and challenges, the impact of our strategy, our dependence on sales to the U.S. Government, the impact from the loss of key customers, suppliers and  manufacturers, our competitive position, our ability to adapt to technological changes, the seasonality of the business, the impact of regulatory matters, the availability of materials and components, the consequences of a disruption in manufacturing, the consequences of a disruption of information systems, the impact of maintaining inventory, our access to capital, our ability to retain our employees, our ability to protect our intellectual property, adequacy of our insurance, and  the impact of natural disasters, acts of war or terrorism and other catastrophic events beyond our control.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and elsewhere in this report and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

See pages F-1 through F-18.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RELM Wireless Corporation
West Melbourne, Florida

We have audited the accompanying consolidated balance sheet of RELM Wireless Corporation (the “Company”) as of December 31, 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.

Miami, Florida
March 2, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RELM Wireless Corporation
West Melbourne, Florida

We have audited the accompanying consolidated balance sheet of RELM Wireless Corporation as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Miami, Florida

March 4, 2015

F-1b

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$4,669	$11,363
Trade accounts receivable (net of allowance for doubtful accounts of $49 in 2015 and 2014, respectively)	4,122	3,266
Inventories, net	16,282	12,112
Prepaid expenses and other current assets	3,081	1,921
Total current assets	28,154	28,662
Property, plant and equipment, net	1,840	1,282
Available-for-sale securities	3,402	—
Deferred tax assets, net	5,461	6,033
Capitalized software, net	370	753
Other assets	222	256
Total assets	$39,449	$36,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,285	$1,403
Accrued compensation and related taxes	1,136	1,246
Accrued warranty expense	538	384
Accrued other expenses and other current liabilities	168	217
Deferred revenue	136	291
Total current liabilities	4,263	3,541
Deferred revenue	366	212
Total liabilities	$4,629	$3,753
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares: 13,730,562 and 13,665,087 issued and outstanding shares at December 31, 2015 and 2014, respectively	8,238	8,199
Additional paid-in capital	24,926	24,816
Accumulated other comprehensive income	397	—
Retained earnings	1,259	218
Total stockholders’ equity	34,820	33,233
Total liabilities and stockholders’ equity	$39,449	$36,986

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in Thousands, except per share data)

	Years Ended December 31,
	2015	2014
Sales, net	$29,722	$30,971
Expenses
Cost of products	17,440	17,784
Selling, general and administrative	10,852	10,659
	28,292	28,443

Operating income	1,430	2,528
Other expense:
Interest expense	—	—
Interest income	1	1
Other (expense) income	(45)	(6)
Total other expense	(44)	(5)
Income before income taxes	1,386	2,523
Income tax expense	(345)	(900)
Net income	$1,041	$1,623
Net income per share-basic:	$0.08	$0.12
Net income per share-diluted:	$0.08	$0.12
Weighted average shares outstanding-basic	13,706	13,647
Weighted average shares outstanding-diluted	13,848	13,755

Consolidated Statements of Comprehensive Income
(In Thousands, except share and per share data)

	Years Ended December 31,
	2015	2014

Net Income	$1,041	$—
Unrealized gain on available-
for-sale securities, net of tax	397	—
Total comprehensive income	$1,438	$—

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in Thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Income	(Deficit)	Total
Balance at December 31, 2013	13,588,804	$8,153	$24,672	$—	$(1,405)	$31,420
Common stock options exercised and issued	76,283	46	98	—	—	144
Share-based compensation expense	—	—	46	—	—	46
Net income	—	—	—	—	1,623	1,623
Balance at December 31, 2014	13,665,087	8,199	24,816	—	218	33,233
Common stock options exercised and issued	65,475	39	53	—	—	92
Share-based compensation expense	—	—	57		—	57
Net income	—	—	—	—	1,041	1,041
Unrealized gain on available-for-sale
securities	—	—	—	397	—	397
Balance at December 31, 2015	13,730,562	$8,238	$24,926	$397	$1,259	$34,820

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands, except share data)

	Years Ended December 31,

	2015	2014
Operating activities
Net income	$1,041	$1,623
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	—	(35)
Inventory reserve	(18)	9
Deferred tax expense	328	875
Depreciation and amortization	914	1,185
Share-based compensation expense	57	46
Changes in operating assets and liabilities:
Accounts receivable	(856)	(387)
Inventories	(4,152)	(546)
Prepaid expenses and other current assets	(1,160)	(1)
Other assets	34	52
Accounts payable	882	453
Accrued compensation and related taxes	(110)	467
Accrued warranty expense	154	92
Deferred revenue	(1)	75
Accrued other expenses and other current liabilities	(49)	63
Net cash (used in) provided by operating activities	(2,936)	3,971

Investing activities
Purchases of property, plant and equipment	(1,089)	(697)
Purchase of available-for-sale securities	(2,761)	—
Net cash used in investing activities	(3,850)	(697)

Financing activities
Proceeds from issuance of common stock	92	144
Net cash provided by financing activities	92	144
(Decrease) increase in cash	(6,694)	3,418
Cash and cash equivalents, beginning of year	11,363	7,945
Cash and cash equivalents, end of year	$4,669	$11,363
Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$25	—
Non-cash financing activity
Cashless exercise of stock options	$19	$2

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.  Summary of Significant Accounting Policies

Description of Business

The primary business of RELM Wireless Corporation and its subsidiaries, (collectively, the “Company”) is the designing, manufacturing, and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products, which are sold in two primary markets: (1) the government and public safety market and (2) the business and industrial market.  The Company has only one reportable business segment.

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

The allowance for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost or market.  Because the amount of inventory that will actually be recouped through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans.  Generally, in analyzing inventory levels, inventory is classified as having been used or unused during the past year.  The Company then establishes a reserve based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management.  Based on the review, considering business levels, future prospects, new products and technology changes, management, using its business judgment, may adjust the valuation of specific inventory items to reflect an accurate valuation.  Management also performs a determination of net realizable value for all finished goods with a selling price below cost.  For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

Property, Plant and Equipment

Property, plant and equipment is carried at cost.  Expenditures for maintenance, repairs and minor renewals are expensed as incurred.  When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations for the period.

Depreciation and amortization are generally computed on the straight-line method using lives of 3 to 10 years on machinery and equipment and 5 to 6 years on leasehold improvements.

Capitalized Software Costs

Capitalized software development costs are those incurred during the programming, codification and testing phase.  Costs incurred during the design and planning, product definition and product specification state are accounted for as expenses.

The amortization of capitalized software costs during a reporting period is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and (b) the straight-line method over the remaining estimated economic life of the software or the product that they are incorporated within. As of December 31, 2015 and 2014, the total accumulated amortization amount was $4,742 and $4,359, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
1.  Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows.  No long-lived assets were considered impaired at December 31, 2015 and 2014.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base.  If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2015 and 2014 is adequate.

Revenue Recognition

Sales revenue is recognized when the earnings process is complete and collection is reasonably assured.  The earnings process is generally complete when the product is shipped or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery.  However, sales to the federal government are recognized when the products are delivered.  For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period.

The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with  accounting principles generally accepted in the United States of America (“GAAP”).  Surcharges collected on certain sales to government customers and remitted to governmental agencies are not included in revenues or in costs and expenses.

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by GAAP.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized.  The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized.  Valuation allowances are provided to the extent that impairment of tax assets are more likely than not.  In determining whether a tax asset is realizable, the Company considers, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2015 and 2014 and certain tax planning strategies.  If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  At December 31, 2015 and 2014, accounts receivable from governmental customers were approximately $142 and $1,364, respectively.  Generally, receivables are due within 30 days.  Credit losses relating to customers have been  consistently within management’s expectations.

The Company primarily maintains cash balances at one financial institution.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250.  From time to time, the Company has had cash in financial institutions in excess of federally insured limits.  As of December 31, 2015, the Company had cash and cash equivalents in excess of FDIC limits of approximately $4,437.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers.  Some of these manufacturers and suppliers are in other countries.  Approximately 68% of the Company’s material, subassembly and product procurements in 2015 were sourced internationally, of which approximately 60.49% were sourced from two suppliers.  For 2014, approximately 69% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 52.4% were sourced from one supplier.  Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period.  Significant estimates include accounts receivable allowances, inventory obsolescence allowance, warranty allowance, capitalized software costs and income tax accruals.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable and available-for-sale securities, accounts payable, accrued expenses and other liabilities.  As of December 31, 2015 and 2014, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.  The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities.  There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities.  There were no transfers of available-for-sale securities between Level 1 and Level 2 during the year ended December 31, 2015.

Available-For-Sale Securities

Investments reported on the December 31, 2015 balance sheet consist of marketable equity securities of a publicly held company.  As of December 31, 2015 and 2014, the investment cost was $2,761 and $0, respectively.  Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments were classified as non-current and available-for-sale. Investments are marked to market at each measurement date, with unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.  Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products  in the accompanying consolidated statements of income for the years ended December 31, 2015 and 2014.  Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred.  Advertising and promotion expenses are classified as part of selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2015 and 2014, such expenses totaled $290 and $281, respectively.

Research and Development Costs

Included in selling, general and administrative expenses for the years ended December 31, 2015 and 2014 are research and development costs of $3,613 and $3,694, respectively.

Share-Based Compensation

The Company accounts for share-based arrangements in accordance with GAAP, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

Earnings Per Share

Earnings per share amounts are computed and presented for all periods in accordance with  GAAP.

Other Comprehensive Income

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
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
1.  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

 In May 2014, the FASB issued ASU 2014-09 on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance.  In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year.  The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted.  The Company is in the process of evaluating the effect this standard will have, if any, on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is in the process of evaluating the effect this standard will have, if any, on its consolidated financial statements and related disclosures.

In November 2015, the FASB released ASU 2015-17, which will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This is part of the FASB’s Simplification Initiative.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The Company early adopted this standard retrospectively, and reclassified approximately $3.7 million of its current deferral tax assets to noncurrent deferred tax assets, net as of December 31, 2014.

2.  Inventories, net

Inventories, which are presented net of allowance for obsolete and slow moving inventory, consisted of the following:

	December 31,
	2015	2014

Finished goods	$4,029	$3,826
Work in process	8,497	5,127
Raw materials	3,756	3,159
	$16,282	$12,112

Changes in the allowance for obsolete and slow moving inventory are as follows:

	Years Ended December 31,
	2015	2014

Balance, beginning of year	$1,703	$2,960
Charged to cost of sales	54	9
Disposal of inventory	(72)	(1,266)
Balance, end of year	$1,685	$1,703

During the year ended December 31, 2014, the Company disposed of obsolete inventory that had been fully reserved previously.  There was no material impact to the Company’s balance sheet or statement of operations as a result of this transaction.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

3.  Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2015	2014

Balance, beginning of year	$49	$84
Provision for doubtful accounts	—	35
Uncollectible accounts written off	—	(70)
Balance, end of year	$49	$49

4.  Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2015	2014

Leasehold improvements	$369	$370
Machinery and equipment	7,184	6,214
Less accumulated depreciation and amortization	(5,713)	(5,302)
Property, plant and equipment, net	$1,840	$1,282

Depreciation and amortization expense relating to property, plant, and equipment for the years ended December 31, 2015 and 2014 was $531 and $460, respectively.

5.  Accounting for Software Costs

The Company accounts for the costs of software within its products  whereby certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.  The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by Topic 985-20.  Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product.  Net capitalized software costs totaled $370 and $753 as of December 31, 2015 and 2014, respectively.  For the years ended December 31, 2015 and 2014, the Company’s amortization expense for capitalized software was approximately $383 and $725, respectively.

6.  Debt

The Company has a revolving credit facility with Silicon Valley Bank (“SVB”).  On December 29, 2015, the Company, RELM Communications, Inc., the Company’s wholly-owned subsidiary, and SVB entered into a Fifth Amendment to the Loan and Security Agreement dated as of October 23, 2008, as amended by the First Amendment thereto dated as of October 20, 2010, the Second Amendment thereto dated as of June 22, 2011,  the Third Amendment thereto dated as of December 18, 2012, and the Fourth Amendment thereto dated as of January 28, 2015 (effective as of December 31, 2014) (as amended, the “Loan and Security Agreement”). Under the Fifth Amendment, the existing collaterized revolving credit facility was amended as follows:

●	maximum borrowing availability under the credit facility has been reduced to $2.0 million from $5.0 million;

●	the maturity date has been extended to December 28, 2016;

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

6.  Debt (Continued)

●	the “Borrowing Base” under the credit facility was removed;

●	the Company’s minimum “Tangible Net Worth” requirement was replaced with a “Total Leverage” requirement of no more than 3.00 to 1.00, to be measured on a trailing twelve month basis; and

●	the variable rate at which borrowings under the credit facility bear interest has been reduced to the prime rate, as in effect from time to time, from the prime rate plus 50 basis points.

The Company continues to be subject to substantially the same customary borrowing terms and conditions under the credit facility as it was prior to the Fifth Amendment, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default.

The financial maintenance covenants, required to be maintained at all times and tested quarterly (or, for the “quick ratio” covenant, monthly, if any obligations are outstanding), include: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the Loan and Security Agreement) of at least 1.25:1.00 and (2) “maximum total leverage” (as defined in the Loan and Security Agreement) of no greater total indebtedness than 3 times adjusted EBITDA. The Company is permitted to pay cash dividends, the total of which may not exceed $3.5 million in the aggregate during the twelve month period so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend. The Company’s obligations are collaterized by substantially all of the Company’s assets, principally accounts receivable and inventory.

The Company was in compliance with all covenants under the Loan and Security Agreement, as amended by the Fifth Amendment, as of December 31, 2015.  The Company had no borrowings outstanding under the credit facility as of December 31, 2015, and $2.0 million was available for borrowing.

7.  Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida under a non-cancellable operating lease.  The original lease, which expired on June 30, 2005, was renewed for an additional five years.  In December 2008 and September 2013, the Company executed the first and second amendments, respectively, to the lease, each of which reduced the amount of the monthly base rent payment.  The second amendment extended the expiration date of the lease to June 30, 2020.  Rental, maintenance and tax expenses for this facility were approximately $457 and $470 in 2015 and 2014, respectively.  The Company also leases 8,100 square feet of office space in Lawrence, Kansas, under a non-cancellable operating lease, to accommodate a portion of the Company’s engineering team.  The lease was amended on May 1, 2014 to extend the expiration date from December 31, 2014 to December 31, 2019.  Rental, maintenance and tax expenses for this facility were approximately $104 and $100 in 2015 and 2014, respectively.

The following table summarizes future minimum rental payments under these leases as of December 31, 2015:

2016	$573
2017	573
2018	573
2019	573
2020	234
Thereafter	—
$2,526

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.  Income Taxes

The income tax expense is summarized as follows:

	Years Ended December 31,
	2015	2014
Current:
Federal	$18	$23
State	—	2
	18	25
Deferred:
Federal	289	827
State	38	48
	327	875
	$345	$900

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2015	2014

Statutory U.S. income tax rate	34.00%	34.00%
States taxes, net of federal benefit	1.84%	1.95%
Permanent differences	3.54%	1.55%
Change in valuation allowance	0.00%	0.00%
Change in net operating loss carryforwards and
tax credits	(13.08)%	(2.20)%
Other	(1.33)%	0.38%

Effective income tax rate	24.97%	35.68%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.  Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Operating loss carry-forwards	$2,263	$2,787
R&D Tax Credit	1,195	1,021
AMT Tax Credit	303	269
Section 263A costs	552	421
R&D costs	861	1,428
Amortization	33	—

Asset reserves:
Bad debts	18	18
Inventory allowance	601	608

Accrued expenses:
Non-qualified stock options	78	78
Compensation	240	202
Warranty	368	315
Deferred tax assets	6,512	7,147

Less APIC pool allowance	(380)	(380)
Total deferred tax assets	6,132	6,767

Deferred tax liabilities:
Depreciation	(426)	(370)
Amortization	—	(364)
Unrealized gain	(245)	—
Total deferred tax liabilities	(671)	(734)

Net deferred tax assets	$5,461	$6,033

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.  Income Taxes (Continued)

As of December 31, 2015, the Company had a net deferred tax asset of approximately $5,706, offset by deferred tax liabilities of $245 derived from the unrealized gain on available-for-sale securities.  This asset is primarily composed of net operating loss carryforwards (NOLs), research and development costs and tax credits, and an allowance for inventory.  The NOLs total $4,898 for federal and $12,660 for state purposes, with expirations starting in 2018 through 2030.  Included in the Company’s NOLs as of December 31, 2015 is approximately $1,009 from the exercises of stock options.  The benefit from utilization of this portion of the NOL, which equates to a deferred tax asset of approximately $380 and is reserved through a valuation allowance at December 31, 2015, will be recorded as a debit to valuation allowance and credit to additional paid in capital when the related deferred tax asset is realized.

During 2015 and 2014 the Company utilized $1,516 and $1,151, respectively, of its NOLs.  The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2015, 2014, and 2013.  GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset.  Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will realize all of the benefit of its deferred tax assets.  Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary.  If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2015.  It cannot presently be estimated what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future.  The 2015 federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2015 and 2014, the Company incurred $36 and $21, respectively, in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carry-forwards.

The Company has  performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes.  As a result of this, the Company is  not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required.  The amount of unrecognized tax positions did not change as of December 31, 2015 and the Company does not believe there will be any material changes in its unrecognized tax positions over the new twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2015, are reported as a component of income tax expense.

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome.  The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances.  The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution.  The calendar years 2012, 2013, and 2014 are still open to IRS examination under the statute of limitations.  An IRS examination on the Company’s 2007 calendar year was recently closed with no change.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

9.  Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Years ended December 31,
	2015	2014
Numerator:
Net income from continuing operations numerator for basic and diluted earnings per share	$1,041	$1,623
Denominator:
Denominator for basic earnings per share weighted average shares	13,705,825	13,647,460
Effect of dilutive securities:
Stock options	141,732	107,742
Denominator for diluted earnings per share weighted average shares	13,847,557	13,755,202
Basic income per share	$0.08	$0.12
Diluted income per share	$0.08	$0.12

Approximately 47,936 and 33,000 stock options for the years ended December 31, 2015 and 2014, respectively, were excluded from the calculation because they were anti-dilutive.

10.  Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, the Company recorded $57 and $46 of share-based employee compensation expense during the years ended December 31, 2015 and 2014, respectively, which is included as a component of cost of products and selling, general and administrative expenses in the accompanying consolidated statements of operations.  No amount of share–based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The share-based employee compensation expense recorded in the years ended December 31, 2015 and 2014 was calculated using the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options.  While the Company paid a one-time special cash dividend in 2007, it has never paid a cash dividend previously, nor is a cash dividend planned for the future.  Accordingly, the assumed dividend yield is zero.  The Company has estimated its future stock option exercises.  The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees.  The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2015	FY 2014
Expected Volatility	52.7%	59.6%
Expected Dividends	0.00	0.00
Expected Term (in years)	3.0	3.0
Risk-Free Rate	0.98%	0.80%
Estimated forfeitures	0.0%	0.0%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
10.  Share-Based Employee Compensation (Continued)

A summary of stock option activity under the Company’s stock option plans as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

As of January 1, 2015	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($
Outstanding	414,778	3.79	—	2.29	—
Vested	361,443	3.91	—	2.55	—
Nonvested	53,335	3.00	—	0.54	—

Period activity
Issued	30,000	5.53	—	1.99	—
Exercised	112,002	3.12	—	1.11	—
Forfeited	—	—	—	—	—
Expired	40,840	4.94	—	2.45	—

As of December 31, 2015
Outstanding	291,936	4.07	3.35	2.68	242,940
Vested	276,936	4.00	3.29	2.72	242,940
Nonvested	15,000	5.35	4.43	1.93	—

Outstanding:

Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
1.50	1.89	64,000	1.70	2.42
2.00	2.23	50,000	2.14	4.68
3.44	11.40	177,936	5.46	3.31
		291,936	4.07	3.35

Exercisable:

Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)
1.50	1.89	64,000	1.70
2.00	2.23	50,000	2.14
3.44	11.40	162,936	5.47
		276,936	4.00

The weighted-average grant-date fair value per option granted during the years ended December 31, 2015 and 2014 was $5.53 and $0.08, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was approximately $105 and $238, respectively.

11.           Significant Customers

Sales to the United States Government represented approximately 36% and 40% of the Company’s total sales for the years ended December 31, 2015 and 2014, respectively.  These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of the Interior, and the United States Department of Homeland Security.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)
12.           Retirement Plans

The Company sponsors a participant contributory retirement (401K) plan, which is available to all employees.  The Company’s contribution to the plan is either a percentage of the participants’ contribution (50% of the participants’ contribution up to a maximum of 6%) or a discretionary amount.  For the years ended December 31, 2015 and 2014, total contributions made by the Company were $104 and $100, respectively.

13.           Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products.  Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement.  The Company paid $109 for the years ended December 31, 2015 and 2014, respectively.  The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $12,243 as of December 31, 2015.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2015, the plan had a stop loss provision insuring losses beyond $80 per employee per year and an aggregate stop loss of $1,908.  As of December 31, 2015 and 2014, the Company recorded an accrual for estimated claims in the amount of approximately $140 and $116, respectively, in accrued other expenses and other current liabilities of the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2015 and 2014.

Liability for Product Warranties

Changes in the Company’s liability for its standard two year product warranties during the years ended December 31, 2015 and 2014 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2015	$384	$538	$(384)	$538
2014	$292	$384	$(292)	$384

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.  There were no pending material claims or legal matters as of December 31, 2015.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, and concluded that our internal controls over financial reporting were effective as of December 31, 2015.  In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Item 9B.    Other Information

None.

PART III

 Item 10.    Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2016 annual meeting of stockholders, and is incorporated herein by reference.

The disclosure of delinquent filers under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Miscellaneous–Section 16(a) Beneficial Ownership Reporting Compliance” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2016 annual meeting of stockholders, and is incorporated herein by reference.

We have a separately-designated standing audit committee.  Information about our audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2016 annual meeting of stockholders, and is incorporated herein by reference.

We have adopted the Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Code of Ethics for the CEO and Senior Financial Officers (the “Code of Ethics”) containing additional specific policies. The Code of Conduct and the Code of Ethics are posted on our Internet website, www.relm.com, under the “Resources / 508” tab, and are available free of charge, upon request to Corporate Secretary, 7100 Technology Drive, West Melbourne, Florida 32904; telephone number: (321) 984-1414. Any amendment to, or waiver from, the codes applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver unless the rules of the NYSE MKT then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.

Item 11.    Executive Compensation

The information required by this item will be contained in the “Director Compensation for 2015,” “Summary Compensation Tables for 2014-2015,” “Outstanding Equity Awards at Fiscal Year-End For 2015,” “Retirement Benefits for 2015,” “Potential Payments Upon Termination in Connection With a Change in Control,” and “Corporate Governance–Meetings and Committees of the Board of Directors–Compensation Committee” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2016 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2016 annual meeting of stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance–Board of Directors Independence” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2016 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance–Meetings and Committees of the Board of Directors–Audit Committee” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2016 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

Page
1. Consolidated Financial Statements listed below:

	Report of Independent Registered Public Accounting Firm	F-1

	Report of Independent Registered Public Accounting Firm	F-1b

	Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2

	Consolidated Statements of Operations and Comprehensive Income - years ended December 31, 2015 and 2014	F-3

	Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2015 and 2014	F-4

	Consolidated Statements of Cash Flows - years ended December 31, 2015 and 2014	F-5

	Notes to Consolidated Financial Statements	F-6

(b)	Exhibits: Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference.

(c)	Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida on the 2nd day of March 2016.

RELM WIRELESS CORPORATION

By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints David P. Storey and William P. Kelly and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy O’Neil	Chairman of the Board	March 2, 2016
Timothy O’Neil

/s/ David P. Storey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 2, 2016
David P. Storey

/s/ William P. Kelly	Executive Vice President – Finance and Chief Financial Officer	March 2, 2016
William P. Kelly	(Principal Financial Officer and Accounting Officer)

/s/ D. Kyle Cerminara	Director	March 2, 2016
D. Kyle Cerminara

/s/ Donald F. U. Goebert	Director	March 2, 2016
Donald F. U. Goebert

INDEX TO EXHIBITS

Number	Exhibit
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
3.3	Amended and Restated By-Laws (incorporated by reference from Exhibit 3(iii) to the Company’s Current Report on Form 8-K filed May 29, 2013)
3.4	Amendment to Bylaws dated December 9, 2015 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 10, 2015)
10.1
1997 Stock Option Plan, as amended June 23, 1998 , March 3, 2005 and August 5, 2005 (incorporated by reference from Exhibit 4.4  to the Company’s  Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 333-112446))

10.2
2007 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Annex F to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

10.3	Form of 2007 Non-Employee Directors’ Stock Option Agreement (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.4	Form of Stock Option Agreement for 1997 Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2006)
10.5
2007 Incentive Compensation Plan (incorporated by reference from Annex G to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

10.6	Form of 2007 Incentive Compensation Plan Stock Option Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.7
Manufacturing Agreement, dated as of September 11, 2001, by and between Shenzhen Hyt Science & Technology Company, LTD and RELM Wireless Corporation  (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.8
Contract, dated July 6, 2005, by and between RELM Wireless Corporation and the United States Postal Service (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.9
Loan and Security Agreement, dated as of October 23, 2008, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008)

10.10
First Amendment to Loan and Security Agreement, dated as of October 20, 2010, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2010)

10.11
Second Amendment to Loan and Security Agreement, dated as of June 22, 2011, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011)

10.12
Third Amendment to Loan and Security Agreement, dated as of December 18, 2012, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2012)

10.13
Fourth Amendment to Loan and Security Agreement, dated as of January 28, 2015 and effective as of December 31, 2014, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.14
Fifth Amendment to Loan and Security Agreement, dated as of December 29, 2015, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015)

10.15
Settlement Agreement, dated as of March 25, 2014, by and among RELM Wireless Corporation and Privet Fund LP, Privet Fund Management LLC and their respective affiliates (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2014)

10.16
Agreement, dated as of March 2, 2015, by and among RELM Wireless Corporation and Fundamental Global Investors, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2015)

10.17
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and David P. Storey (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.18
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.19
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and James E. Gilley (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.20	2015 Executive Incentive Bonus Plan (incorporated by reference to the Current Report on Form 8-K filed February 27, 2015)
21	Subsidiaries of the Company*
23.1	Consent of Moore Stephens Lovelace, P.A. (relating to RELM Wireless Corporation’s Registration Statements on Form S-8) (Registration No. 333-112446 and Registration No. 333-147354)*
23.2	Consent of BDO USA LLP relating to RELM Wireless Corporation’s Registration Statements on Form S-8 (Registration No. 333-112446 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*

* Included with this filing
** Furnished herewith (not filed)

Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) is listed in exhibit 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9.