Form 10-Q
period 2016-03-31
RELM WIRELESS CORP
filed 2016-05-04
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 13,730,562 shares of common stock, $0.60 par value, of the registrant outstanding at April 29, 2016.

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$6,345	$4,669
Trade accounts receivable, net	7,249	4,122
Inventories, net	17,024	16,282
Prepaid expenses and other current assets	3,145	3,081
Total current assets	33,763	28,154
Property, plant and equipment, net	2,134	1,840
Available-for-sale securities	4,338	3,402
Deferred tax assets, net	5,044	5,461
Capitalized software, net	317	370
Other assets	213	222
Total assets	$45,809	$39,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,145	$2,285
Accrued compensation and related taxes	1,335	1,136
Accrued warranty expense	518	538
Customer deposits	3,507	—
Accrued other expenses and other current liabilities	188	168
Deferred revenue	139	136
Total current liabilities	9,832	4,263

Deferred revenue	339	366
Total liabilities	$10,171	$4,629
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,730,562 issued and outstanding shares	8,238	8,238
Additional paid-in capital	24,938	24,926
Retained earnings	1,772	1,259
Accumulated other comprehensive income	690	397
Total stockholders' equity	35,638	34,820
Total liabilities and stockholders' equity	$45,809	$39,449

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Sales, net	$12,069	$8,577
Expenses
Cost of products	8,240	4,894
Selling, general and administrative	3,063	2,943
Total expenses	11,303	7,837

Operating income	766	740

Other income:
Interest income	1	-
Other income	1	3
Total other income	2	3

Income before income taxes	768	743

Income tax expense	(255)	(205)

Net income	$513	$538

Net earnings per share-basic:	$0.04	$0.04
Net earnings per share-diluted:	$0.04	$0.04
Weighted average shares outstanding-basic	13,730,562	13,671,436
Weighted average shares outstanding-diluted	13,798,191	13,857,207

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net income	$513	$538
Unrealized gain on available-
for-sale securities, net of tax	293	—
Total comprehensive income	$806	$538

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Operating activities
Net income	$513	$538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventories reserve	43	25
Deferred tax expense	255	205
Depreciation and amortization	214	218
Shared-based compensation expense	12	7
Changes in operating assets and liabilities:
Accounts receivable	(3,127)	(2,481)
Inventories	(785)	537
Prepaid expenses and other current assets	(64)	241
Other assets	9	14
Accounts payable	1,860	103
Accrued compensation and related taxes	199	39
Accrued warranty expense	(20)	30
Deferred revenue	(24)	(19)
Customer deposits	3,507	-
Accrued other expenses and other current liabilities	20	(74)
Net cash provided by (used in) operating activities	2,612	(617)

Investing activities
Purchases of property, plant and equipment	(455)	(102)
Investment in securities	(481)	-
Net cash used in investing activities	(936)	(102)

Financing activities
Proceeds from issuance of common stock	-	41
Cash provided by financing activities	-	41

Net change in cash and cash equivalents	1,676	(678)
Cash and cash equivalents, beginning of period	4,669	11,363
Cash and cash equivalents, end of period	$6,345	$10,685

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$-	$6

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share and Per Share Data and Percentages)

1.           Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited.  In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made.  The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for a full year.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable and available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of March 31, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities.  There were no transfers of available-for-sale securities between  level 1 and level 2 during the quarter ended March 31, 2016.

Available-For-Sale Securities

Investments reported on the March 31, 2016 balance sheet consist of marketable equity securities of a publicly held company.  As of March 31, 2016 and December 31, 2015, the investment cost was $3,242 and $2,761, respectively.  Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments were classified as non-current and available-for-sale. Investments are marked to market at each measurement date, with unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.

Other Comprehensive Income

Other comprehensive income consists of net income and unrealized gain on available-for-sale securities, net of taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board  (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance.  In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year.  The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted.  The Company is in the process of evaluating the effect this standard will have, if any, on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory,” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is  in the process of evaluating the effect this standard will have, if any, on its consolidated financial statements and related disclosures.

In November 2015, the FASB released ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This is part of the FASB’s Simplification Initiative.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The Company early adopted this standard as of December 31, 2015.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company has not yet determined the potential effects of the adoption of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases," which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms of greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company has not yet determined the potential effects of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted.  The Company is evaluating the impact of the future adoption of this standard, but the Company does  not expect the adoption to have a material effect on its consolidated financial statements.

2.           Significant Events and Transactions

In September 2015, the Company received awards under the U.S. Department of Homeland Security (DHS) Tactical Communications Contract totaling approximately $26.2 million for portable radios, repeaters, accessories and service.  The equipment will be deployed by the U.S. Transportation Security Administration (TSA) at over 400 airports both inside and outside the continental United States.  The awards were for a base term of one-year that commenced on September 28, 2015 with four one-year options.  The first option year was partially exercised immediately.  Approximately $15.5 million, or almost 60% of the total amount, was specified in delivery orders.  Shipments under the delivery orders commenced in the first quarter of 2016, resulting in $3.3 million of sales. The remainder of the delivery orders is anticipated to be fulfilled on or before September 30, 2016.  The exercise, if any, of the remaining option years, which total $10.7 million, is not specified or guaranteed.

3.           Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $49 on gross trade receivables of $7,298 at March 31, 2016 and $49 on gross trade receivables of $4,171 at December 31, 2015.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.           Inventories, net

The components of inventory, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2016	December 31, 2015
Finished goods	$4,373	$4,029
Work in process	8,810	8,497
Raw materials	3,841	3,756
	$17,024	$16,282

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or market. The allowances were approximately $1,728 at March 31, 2016, compared with approximately $1,685 at December 31, 2015.

5.           Income Taxes

Income tax expense totaling approximately $255 and $205 has been recorded for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company’s net deferred tax assets totaled approximately $5,044 and $5,461, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”), and research and development costs and tax credits partially offset by deferred tax liabilities of $162 derived from the unrealized gain on available-for-sale securities.  As of March 31, 2016, these NOLs total approximately $4,130 for federal and $12,330 for state purposes, with expirations starting in 2018 through 2030.

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration.  The Company analyzed all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets.  From its evaluation the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at March 31, 2016.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2016.

6.           Capitalized Software

The Company accounts for the costs of software within its products whereby certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three months ended March 31, 2016, the Company did not capitalize any software costs.  For the three months ended March 31, 2016, the Company’s amortization cost was approximately $53, compared with $103 for the same quarter last year.  Net capitalized software costs totaled $317 and $370 as of March 31, 2016 and December 31, 2015, respectively.

7.           Investment in Securities

The Company, through its wholly owned subsidiary, has purchased approximately 1.7 million shares of Iteris (NYSE MKT: ITI), which is a non-controlling interest, where the Company does not have significant influence.    At March 31, 2016, the corresponding unrealized gain of approximately $690, net of tax of $162, is included in accumulated other comprehensive income as a separate component of stockholders’ equity.  There was no impact to the Company’s statement of income.

8.           Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2016 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at January 1, 2016	13,730,562	$8,238	$24,926	$397	$1,259	$34,820
Share-based compensation expense	−	−	12	−	−	12
Net income	−	−	−	−	513	513
Unrealized gain on available- for-sales securities, net of tax	−	−	−	293	−	293
Balance at March 31, 2016	13,730,562	$8,238	$24,938	$690	$1,772	$35,638

9.           Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income (numerator for basic and diluted earnings per share)	$513	$538
Denominator:
Denominator for basic earnings per share weighted average shares	13,730,562	13,671,436

Effect of dilutive securities:
Options	67,629	185,771

Denominator
Denominator for diluted earnings per share weighted average shares	13,798,191	13,857,207

Basic income per share	$0.04	$0.04
Diluted income per share	$0.04	$0.04

10.           Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs.  Related to these programs, the Company recorded non-cash share-based employee compensation expense of $12 for the three months ended March 31, 2016, compared with $7 for the same quarter last year.  The Company considers its non-cash share-based employee compensation expenses as a component of selling, general and administrative expenses   There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2016 was calculated using certain assumptions.  Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2016 is presented below:

As of January 1, 2016	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	291,936	4.07	-	2.68	-
Vested	276,936	4.00	-	2.72	-
Nonvested	15,000	5.35	-	1.93	-

Period activity
Issued	60,000	3.83	-	2.22	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	32,936	11.40	-	9.16	-

As of March 31, 2016
Outstanding	319,000	3.27	4.71	1.93	411,560
Vested	244,000	3.00	3.46	1.86	370,160
Nonvested	75,000	4.13	8.76	2.16	41,400

11.           Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2016.

Purchase Commitments

As of March 31, 2016, the Company had purchase orders to suppliers for inventory  of approximately $11,998.

Significant Customers

Sales to United States government agencies represented approximately $6,729 (55.8%) of the Company’s total sales for the three months ended March 31, 2016, compared with approximately $4,201 (49.0%) for the same quarter last year.  Accounts receivable from agencies of the United States government were $4,185 as of March 31, 2016, compared with approximately $2,381 at the same date last year.

Sales to a Canadian governmental agency represented approximately $1,660 (13.75%) of the Company’s total sales for the three months ended March 31, 2016, compared with approximately $282 (3.3%) for the same quarter last year.  Accounts receivable from this Canadian governmental agency were $1,659 as of March 31, 2016, compared with $275at the same date last year.

12.           Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $2,000 (subject to a borrowing base) and a maturity date of December 28, 2016.  As of March 31, 2016, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  As of March 31, 2016, there were no borrowings outstanding under the revolving credit facility and there was $2,000 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●	changes or advances in technology;

●	the success of our LMR product line;

●	competition in the land mobile radio industry;

●	general economic and business conditions, including federal, state and local government budget deficits and spending limitations;

●	the availability, terms and deployment of capital;

●	reliance on contract manufacturers and suppliers;

●	heavy reliance on sales to agencies of the United States government;

●	our ability to utilize deferred tax assets;

●	retention of executive officers and key personnel;

●	our ability to manage our growth;

●	our ability to identify potential candidates for, and consummate, acquisition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

●	impact of our investment strategy;

●	government regulation;

●	our business with manufacturers located in other countries;

●	our inventory and debt levels;

●	protection of our intellectual property rights;

●	fluctuation in our operating results;

●	acts of war or terrorism, natural disasters and other catastrophic events;

●	any infringement claims;

●	data security breaches and other factors impacting our technology systems;

●	availability of adequate insurance coverage;

●	maintenance of our NYSE MKT listing; and

●	the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

First Quarter Summary

For the three months ended March 31, 2016, our total sales increased significantly compared to the first quarter last year, which drove improvements in our overall financial and operating results.  Total sales increased approximately 41% and sales of P-25 digital products increased approximately 24% compared to the first quarter last year.  The increases were attributed primarily to our contract with the U.S. Transportation Security Administration (“TSA”).  Sales growth was the primary contributor to improved operating income, compared with last year’s first quarter.  Additionally our cash and working capital positions increased during the first quarter of 2016.

For the three months ended March 31, 2016, total sales increased 40.7% to approximately $12.1 million, compared with approximately $8.6 million for the first quarter last year.  Sales of P-25 digital products for the first quarter of 2016 increased 24.4% to approximately $7.9 million (65.5% of total sales) compared with approximately $6.4 million (74.1% of total sales) for the first quarter last year.

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2016 totaled approximately 31.7%, compared with 42.9% for the first quarter last year.  The comparative change in gross profit margins was attributed primarily to competitive factors associated with the TSA contract and delivery orders.

For the three months ended March 31, 2016, selling, general and administrative expenses (“SG&A”) totaled approximately $3.1 million (25.4% of sales), compared with approximately $2.9 million (34.3% of sales) for the same quarter last year.

Pretax income for the three months ended March 31, 2016 increased approximately 3.4% to $768,000, compared with approximately $743,000 for the same quarter last year.

For the three months ended March 31, 2016, income tax expense totaled approximately $255,000, compared with $205,000 for the same quarter last year.  Our income tax expense is largely non-cash due to utilization of our net operating loss carryforwards.

Net income for the three months ended March 31, 2016 was approximately $513,000 ($0.04 per basic and diluted share), compared with $538,000 ($0.04 per basic and diluted share) for the same quarter last year.

As of March 31, 2016, working capital totaled approximately $23.9 million, of which approximately $13.6 million was comprised of cash and trade receivables.  As of December 31, 2015, working capital totaled approximately $23.9 million, of which approximately $8.8 million was comprised of cash and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2016	March 31, 2015

Sales	100.0%	100.0%
Cost of products	(68.3)	(57.1)
Gross margin	31.7	42.9
Selling, general and administrative expenses	(25.4)	(34.3)
Net interest expense	0.0	0.0
Other income (expense)	0.0	0.1
Pretax income	6.4	8.7
Income tax expense	(2.1)	(2.4)
Net income	4.3%	6.3%

Net Sales

For the first quarter ended March 31, 2016, net sales totaled approximately $12.1 million, compared with approximately $8.6 million for the same quarter last year.  Sales of P-25 digital products for the quarter totaled approximately $7.9 million (65.5% of total sales), compared with approximately $6.4 million (74.1% of total sales) for the same quarter last year.

The comparative increase in total sales and sales of digital products for the first quarter was attributed primarily to previously announced delivery orders from the TSA.  The delivery orders were received in September 2015, and product shipments commenced in the first quarter 2016.  Although the precise timing for fulfilling the outstanding balance of these orders is uncertain, we anticipate that they will be fulfilled by September 30, 2016.  Separate from, and in addition to, the original TSA delivery orders, we received another order from TSA during the first quarter totaling $4.2 million for various accessories.  A portion of this order was fulfilled during the first quarter, and we anticipate that the remainder will be fulfilled by September 30, 2016.

Supplementing our business with the TSA, we also recognized sales contributions from other federal and state agencies as well as international customers.

Throughout the first quarter, the pace of requests for quotes and information remained active and our funnel of sales prospects is promising.  To capitalize on our momentum and drive sales growth, we have expanded our sales resources in the first quarter and have plans to do so in coming quarters as well.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the first quarter ended March 31, 2016 was 31.7%, compared with 42.9% for the first quarter last year.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing.  The decline in gross margins for the first quarter is attributed primarily to competitive factors associated with the TSA contract and delivery orders, which comprised a portion of our sales for the quarter.  This impact was partially offset by improved utilization and absorption of our manufacturing and support expenses as a result of increased production volumes.  The gross profit margins realized from our product sales to customers other than TSA were relatively comparable to previous quarters.

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

SG&A expenses for the first quarter of 2016 were approximately $3.1 million (25.4% of sales), compared with $2.9 million (34.3% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter of 2016 totaled approximately $899,000 (7.4% of total sales), compared with $844,000 (9.8% of total sales) for the same quarter last year.  Additional costs related to staffing and development projects were partially offset by decreases in amortization of capitalized software.

Marketing and selling expenses for the first quarter of 2016 were materially unchanged compared with the first quarter last year, totaling approximately $1.3 million, or 11.0% and 15.0% of total sales, respectively.  We expanded our sales staff during the quarter and recognized incentives related to sales growth, which were largely offset by expense reductions in several other sales and marketing areas.

General and administrative expenses for the first quarter of 2016 totaled approximately $835,000 (6.9% of total sales), compared with approximately $817,000 (9.5% of total sales) for the same quarter last year.  The slight increase was related primarily to headquarters and public company expenses.

Operating Income

Operating income for the first quarter ended March 31, 2016 totaled approximately $766,000 (6.3% of sales), compared with $740,000 (8.7% of sales) for the same quarter last year.  Operating income for the first quarter of 2016 was primarily the product of sales growth and reduced gross profit margins pertaining to the TSA delivery orders.

Net Interest Income (Expense)

We realized minimal net interest income for the first quarter ended March 31, 2016, and for the comparable prior year quarter.  Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances.  The interest rate on such revolving credit facility as of March 31, 2016 was 4.00% per annum.  This rate is variable based on the lender’s prime rate and our adjusted quick ratio.

Income Taxes

We recorded income tax expense of approximately $255,000 for the first quarter ended March 31, 2016, compared with $205,000 for the same quarter last year.  Our income tax expense is primarily non-cash.

As of March 31, 2016, our net deferred tax assets totaled approximately $5.0 million, and are primarily composed of net operating loss carryforwards (“NOLs”), offset by deferred tax liabilities of $432,000 primarily derived from the unrealized gain on available-for-sale securities.  These NOLs total $4.1 million for federal and $12.3 million for state purposes, with expirations starting in 2018 through 2030.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration.  The Company analyzes all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets.  From our evaluation we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at March 31, 2016.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2016.

Liquidity and Capital Resources

For the three months ended March 31, 2016, net cash provided by operating activities totaled approximately $2.6 million, compared with cash used in operating activities of approximately $0.6 million for the same quarter last year.  Cash provided by operating activities was primarily related to net income, customer deposits, accounts payable, depreciation and amortization, and accrued expenses, partially offset by accounts receivable and inventory.  For the three months ended March 31, 2016, we realized net income of approximately $513,000 compared with approximately $538,000 for the same quarter last year.  Customer deposits totaling approximately $3.5 million resulted from the prepayment of an order for accessories from the TSA.  There were no customer deposits for the first quarter last year.  Accounts payable for the three months ended March 31, 2016 increased approximately $1.9 million compared with $103,000 for the same period last year in due to increasing volume and material purchases related in large part to the TSA.  Depreciation and amortization totaled approximately $214,000 for the three months ended March 31, 2016, compared with approximately $218,000 for the same period last year, as some capitalized software was fully amortized.   Accounts receivable increased approximately $3.1 million during the quarter, compared with $2.5 million for the same quarter last year, both periods reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle.  Net inventories increased during the three months ended March 31, 2016 by approximately $785,000 primarily due to material purchases related to the TSA delivery orders.  For the first quarter last year inventories decreased by approximately $537,000.

Cash used in investing activities for the three months ended March 31, 2016 totaled approximately $936,000, $481,000 of which was related to the investment in Iteris common stock (see note 7 to our Consolidated Financial Statements in this report), and $455,000 that was utilized for the purchase of manufacturing and engineering equipment.   For the same period last year approximately $102,000 was used primarily for engineering and manufacturing related equipment.  We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.

For the three months ended March 31, 2016 there was no cash provided by or used in financing activities.  For the same quarter last year approximately $41,000 was provided by financing activities, representing proceeds from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $2 million and a maturity date of December 28, 2016.

As of March 31, 2016 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility.   For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As of March 31, 2016 and the date of this report, there were no borrowings outstanding under the revolving credit facility.  As of March 31, 2016 and the date of this report, there was $2.0 million of borrowing available under the revolving credit facility.

Our cash balance at March 31, 2016 was approximately $6.3 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future.   However, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended March 31, 2016 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the first three months ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 4, 2016	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: May 4, 2016	By:	/s/ William P. Kelly
William P. Kelly
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 3(iv)	Amendment to By-Laws, dated December 9, 2015(4)
Exhibit 10.1*	Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between the Company and David P. Storey(5)
Exhibit 10.2*	Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between the Company and William P. Kelly(6)
Exhibit 10.3*	Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between the Company and James E. Gilley(7)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

(1)	Incorporated by reference from Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)	Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)	Incorporated by reference from Exhibit 3(iii) to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 10, 2015.

(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016.

(6)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2016.

(7)	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 25, 2016.

*	Management contract or compensatory plan or arrangement.