Form 10-Q
period 2016-09-30
RELM WIRELESS CORP
filed 2016-11-02
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☑
There were 13,754,749 shares of common stock, $0.60 par value, of the registrant outstanding at October 31, 2016.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)
	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,621	$4,669
Trade accounts receivable, net	6,237	4,122
Inventories, net	13,284	16,282
Prepaid expenses and other current assets	1,821	3,081
Total current assets	29,963	28,154
Property, plant and equipment, net	2,629	1,840
Available-for-sale securities	6,472	3,402
Deferred tax assets, net	3,564	5,461
Capitalized software, net	211	370
Other assets	229	222
Total assets	$43,068	$39,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,811	$2,285
Accrued compensation and related taxes	1,939	1,136
Accrued warranty expense	586	538
Customer deposits	2	—
Accrued other expenses and other current liabilities	201	168
Deferred revenue	144	136
Total current liabilities	5,683	4,263

Deferred revenue	394	366
Total liabilities	6,077	4,629
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares;13,754,749 and 13,730,562 issued and outstanding shares at September 30, 2016 and December 31, 2015, respectively	8,253	8,238
Additional paid-in capital	25,376	24,926
Retained earnings	1,384	1,259
Accumulated other comprehensive income	2,061	397
Treasury stock, at cost	(83)	—
Total stockholders' equity	36,991	34,820
Total liabilities and stockholders' equity	$43,068	$39,449

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,2016	September 30,2015	September 30,2016	September 30,2015

Sales, net	$14,730	$7,606	$43,463	$22,773
Expenses
Cost of products	10,099	4,120	29,412	13,217
Selling, general and administrative	3,549	3,186	10,110	8,407
Total expenses	13,648	7,306	39,522	21,624

Operating income	1,082	300	3,941	1,149

Other income (expense):
Interest income	2	1	4	1
Other income (expense)	-	(4)	7	37
Total other income (expense)	2	(3)	11	38

Income before income taxes	1,084	297	3,952	1,187

Income tax expense	(365)	(85)	(1,355)	(358)
Net income	$719	$212	$2,597	$829

Net earnings per share-basic:	$0.05	$0.02	$0.19	$0.06
Net earnings per share-diluted:	$0.05	$0.02	$0.19	$0.06
Weighted average shares outstanding-basic	13,741,170	13,718,396	13,735,361	13,699,355
Weighted average shares outstanding-diluted	13,836,303	13,794,276	13,825,255	13,857,746

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,2016	September 30,2015	September 30,2016	September 30,2015

Net Income	$719	$212	$2,597	$829
Unrealized gain on available-
for-sale securities, net of tax	891	700	1,664	700
Total comprehensive income	$1,610	$912	$4,261	$1,529

 See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
	Nine Months Ended
	September 30,2016	September 30,2015

Operating activities
Net income	$2,597	$829
Adjustments to reconcile net income to net cash provided by operating activities:
Inventories reserve	99	(30)
Deferred tax expense	972	354
Depreciation and amortization	718	697
Share-based compensation expense	42	33
Realized tax benefit from stock option exercise	393	-
Changes in operating assets and liabilities:
Accounts receivable	(2,115)	(950)
Inventories	2,899	(1,692)
Prepaid expenses and other current assets	1,260	(648)
Other assets	(7)	22
Accounts payable	526	1,199
Accrued compensation and related taxes	803	135
Accrued warranty expense	48	133
Customer deposits	2	-
Accrued other expenses and other current liabilities	33	(26)
Deferred revenue	36	-
Net cash provided by operating activities	8,306	56

Investing activities
Purchases of property, plant and equipment	(1,348)	(878)
Investment in securities	(481)	(2,761)
Net cash used in investing activities	(1,829)	(3,639)

Financing activities
Cash dividends paid	(2,472)	-
Repurchase of common stock	(83)	-
Proceeds from issuance of common stock	30	76
Cash (used in) provided by financing activities	(2,525)	76

Net change in cash and cash equivalents	3,952	(3,507)
Cash and cash equivalents, beginning of period	4,669	11,363
Cash and cash equivalents, end of period	$8,621	$7,856

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$3	$25
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$4	$15

 See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share and Per Share Data and Percentages)

1.
Condensed Consolidated Financial Statements
Basis of Presentation
The condensed consolidated balance sheets as of September 30, 2016, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements at that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for a full year.
Fair Value
The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of September 30, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.
The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities. There were no transfers of available-for-sale securities between Level 1 and Level 2 during the nine months ended September 30, 2016.
Available-For-Sale Securities
Investments reported on the September 30, 2016 balance sheet consist of marketable equity securities of a publicly held company. As of September 30, 2016 and December 31, 2015, the investment cost was $3,242 and $2,761, respectively. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments were classified as non-current and available-for-sale. Investments are marked to market at each measurement date, with unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.
Other Comprehensive Income
Other comprehensive income consists of net income and unrealized gain on available-for-sale securities, net of taxes.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance.  In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year.  The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted.  The Company is evaluating this standard and expects to have its analysis completed by mid-2017; however, preliminarily the Company does not expect that this new guidance will have a material effect on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company does not anticipate that the adoption of this new guidance will have a material impact on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company has evaluated the impact of the future adoption of this standard and the Company does not expect the adoption to have a material effect on its consolidated financial statements.

2.
Significant Events and Transactions
In September 2015, the Company received awards under the U.S. Department of Homeland Security (“DHS“) Tactical Communications Contract totaling approximately $26.2 million for portable radios, repeaters, accessories and service. The awards were for a base term of one-year that commenced on September 28, 2015 with four one-year options. The first option year was partially exercised immediately, and the remainder of the first option year was exercised in June 2016. Approximately $15.5 million, or almost 60% of the total amount, was specified in delivery orders. Shipments under the delivery orders totaled approximately $4.6 million and $14.0 million for the three and nine months ended September 30, 2016. The contract term has been extended for one additional year to September 27, 2017, but the exercise, if any, of the remaining option years, is not specified or guaranteed.

In February 2016, the Company received an additional order from the TSA totaling $4.2 million for accessories. Shipments for this order totaled approximately $1.0 million and $4.2 million for the three and nine months ended September 30, 2016. This order was fulfilled as of September 30, 2016.
In May 2016, the Company announced and began implementing a capital return program that included a stock repurchase program and a quarterly dividend. Under the program, the Company’s Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program has no termination date.  Please refer to Part II, Item 2 of this report for additional details. Pursuant to the program, the Company’s Board of Directors approved two quarterly dividends of $0.09 per share of the Company's common stock, one of which was paid on June 17, 2016 to shareholders of record as of June 1, 2016, and the other of which was paid on September 16, 2016 to shareholders of record as of September 1, 2016.
3.
Allowance for Doubtful Accounts
The allowance for doubtful accounts on trade receivables was approximately $49 on gross trade receivables of $6,286 and $4,171 at September 30, 2016 and December 31, 2015, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net
The components of inventory, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:
	September 30, 2016	December 31, 2015
Finished goods	$3,164	$4,029
Work in process	6,193	8,497
Raw materials	3,927	3,756
	$13,284	$16,282

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or market. The allowances were approximately $1,526 at September 30, 2016, compared with approximately $1,685 at December 31, 2015.
5.
Income Taxes
Income tax expense totaling approximately $365 and $1,355 has been recorded for the three and nine months ended September 30, 2016, respectively, compared with $85 and $358, respectively, for the same period last year.
As of September 30, 2016 and December 31, 2015, the Company’s net deferred tax assets totaled approximately $3,564 and $5,461, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”), and research and development costs and tax credits partially offset by deferred tax liabilities of $1,168 and $671, respectively, primarily derived from depreciation and the unrealized gain on available-for-sale securities.  As of September 30, 2016, these NOLs total approximately $816 for federal and $11,575 for state purposes, with expirations starting in 2018 through 2030.

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
The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. Based on its evaluation, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will realize the full benefit of its net deferred tax assets recorded at September 30, 2016. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2016.
6.
Capitalized Software
The Company accounts for the costs of software within its products whereby certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. For the three and nine months ended September 30, 2016, the Company did not capitalize any software costs. For the three and nine months ended September 30, 2016, the Company’s amortization cost was approximately $53 and $159, respectively, compared with $103 and $308, respectively, for the same periods last year. Net capitalized software costs totaled $211 and $370 as of September 30, 2016 and December 31, 2015, respectively.
7.
Investment in Securities
As of September 30, 2016, the Company, through its wholly owned subsidiary, had purchased approximately 1.8 million shares of Iteris (NASDAQ: ITI), which represented approximately 5.5% of Iteris’s outstanding shares.  At September 30, 2016, the corresponding unrealized gain of approximately $1,664, net of tax of $923, is included in accumulated other comprehensive income as a separate component of stockholders’ equity.  There was no impact to the Company’s statement of income.

On July 29, 2016, the Company, one of the Company’s significant stockholders, and certain of their affiliates entered into an agreement with Iteris. Pursuant to the agreement, a Director of the Company, who is an executive, co-founder and partner of the significant stockholder that is party to the agreement, was appointed to the Board of Directors of Iteris.  As of September 30, 2016, the Company and the significant stockholder of the Company beneficially own in the aggregate 2,600,194 shares of Iteris, which represents approximately 8.1% of Iteris’s outstanding shares.

8.
Stockholders’ Equity
The changes in consolidated stockholders’ equity for the nine months ended September 30, 2016 are as follows:
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at January 1, 2016	13,730,562	$8,238	$24,926	$1,259	$397	$−	$34,820
Common stock option exercised and issued	24,187	15	15	−	−	−	30
Share-based compensation expense	−	−	42	−	−	−	42
Realized tax benefit from stock option exercise	−	−	393	−	−	−	393
Dividends paid	−	−	−	(2,472)	−	−	(2,472)
Net income	−	−	−	2,597	−	−	2,597
Unrealized gain on available- for-sales securities, net of tax	−	−	−	−	1,664	−	1,664
Repurchase of common stock	−	−	−	−	−	(83)	(83)
Balance at September 30, 2016	13,754,749	$8,253	$25,376	$1,384	$2,061	$(83)	$36,991

9.
Income per Share
The following table sets forth the computation of basic and diluted income per share:
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income (numerator for basic and diluted earnings per share)	$719	$212	$2,597	$829
Denominator:
Denominator for basic earnings per share weighted average shares	13,741,170	13,718,396	13,735,361	13,699,355

Effect of dilutive securities:
Options	95,134	75,880	89,895	158,392

Denominator:
Denominator for diluted earnings per share weighted average shares	13,836,303	13,794,276	13,825,255	13,857,746

Basic income per share	$0.05	$0.02	$0.19	$0.06
Diluted income per share	$0.05	$0.02	$0.19	$0.06

10.
Non-Cash Share-Based Employee Compensation
The Company has employee and non-employee director stock option programs. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $16 and $42, respectively, for the three and nine months ended September 30, 2016, compared with $16 and $33, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.
The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2016 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2016 is presented below:

As of January 1, 2016	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	291,936	4.07	-	2.68	-
Vested	276,936	4.00	-	2.72	-
Nonvested	15,000	5.35	-	1.93	-
Period activity
Issued	80,000	4.01	-	2.08	-
Exercised	28,000	1.81	-	0.99	-
Forfeited	-	-	-	-	-
Expired	32,936	11.40	-	9.16	-
As of September 30, 2016
Outstanding	311,000	3.48	4.45	2.00	581,200
Vested	231,000	3.30	3.15	1.97	474,800
Nonvested	80,000	4.01	8.21	2.08	106,400

11.
Commitments and Contingencies
Legal Proceedings
From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2016.
Purchase Commitments
As of September 30, 2016, the Company had purchase orders to suppliers for inventory of approximately $3,794.

Significant Customers
Sales to United States government agencies represented approximately $9,227 (62.0%) and $26,012 (59.2%) of the Company’s total sales for the three and nine months ended September 30, 2016, respectively, compared with approximately $3,539 (46.0%) and $9,809 (42.8%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $3,475 as of September 30, 2016, compared with approximately $1,896 at the same date last year.
12.
Debt
The Company has a collateralized revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $2,000 (subject to a borrowing base) and a maturity date of December 28, 2016. As of September 30, 2016, the Company was in compliance with all covenants under the loan and security agreement governing this revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of September 30, 2016, there were no borrowings outstanding under the revolving credit facility and there was $2,000 of borrowing available under the revolving credit facility.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reported dollar amounts in management’s discussion and analysis are disclosed in millions or as whole dollar amounts. The management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto of RELM Wireless Corporation (the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 30, 2016 and 2015, as well our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Third Quarter and Nine Months Summary
For the three and nine months ended September 30, 2016, our financial and operating results improved compared with the same periods of last year. Total sales and sales of digital products for both periods increased significantly, which was attributed primarily to our contract with the U.S. Transportation Security Administration (“TSA”). Growth in sales was the primary catalyst behind improved operating income and positive cash flow. Also, in the second quarter we announced and began implementing a capital return program. As part of the program we paid quarterly dividends of $0.09 per share in June and September, and repurchased 15,100 of our shares since the inception of the program.
For the three months ended September 30, 2016, net sales increased 93.7% to approximately $14.7 million, compared with approximately $7.6 million for the same quarter last year. Sales of P-25 digital products for the third quarter of 2016 increased 85.6% to approximately $9.7 million (65.7% of total sales), compared with approximately $5.1 million (66.4% of total sales) for the same quarter last year.

For the nine months ended September 30, 2016, net sales increased 90.9% to approximately $43.5 million, compared with approximately $22.8 million for the same period last year. Sales of P-25 digital products for the nine months ended September 30, 2016 increased 79.3% to approximately $28.1 million (64.6% of total sales), compared with approximately $15.5 million (68.1% of total sales) for the same period last year.
Gross profit margins as a percentage of sales for the third quarter and nine months ended September 30, 2016 totaled approximately 31.4% and 32.3%, respectively, compared with 45.8% and 42.0% for the same periods last year. The comparative change in gross profit margins was attributed primarily to competitive factors associated with the TSA contract and delivery orders.
For the three months ended September 30, 2016, selling, general and administrative expenses (“SG&A”) totaled approximately $3.5 million (24.1% of sales), compared with approximately $3.2 million (41.9% of sales) for the same quarter last year. For the nine months ended September 30, 2016, SG&A totaled approximately $10.1 million (23.3% of sales), compared with approximately $8.4 million (36.9% of sales) for the same period last year.
Pretax income for the three months ended September 30, 2016 totaled approximately $1.1 million, an increase of approximately $787,000, compared with approximately $297,000 for the same quarter last year. For the nine month period, pretax income increased approximately 233.0% to $4.0 million, compared with $1.2 million for the same period last year.
For the three and nine months ended September 30, 2016, income tax expense totaled approximately $365,000 and $1,355,000, respectively, compared with $85,000 and $358,000, respectively, for the same periods last year. Our income tax expense is largely non-cash due to utilization of our net operating loss carryforwards (“NOLs”).
Net income for the three months ended September 30, 2016 totaled approximately $719,000 ($0.05 per basic and diluted share), an increase of approximately $507,000 compared with same quarter last year. For the nine months ended September 30, 2016 net income totaled approximately $2.6 million ($0.19 per basic and diluted share), an increase of approximately $1.8 million from the same period last year.
As of September 30, 2016, working capital totaled approximately $24.3 million, of which approximately $14.9 million was comprised of cash and cash equivalents, and trade receivables. As of December 31, 2015, working capital totaled approximately $23.9 million, of which approximately $8.8 million was comprised of cash and cash equivalents, and trade receivables.

Results of Operations
As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of income expressed as a percentage of sales:
	Percentage of SalesThree Months Ended		Percentage of SalesNine Months Ended
	September 30,2016	September 30,2015	September 30,2016	September 30,2015

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(68.6)	(54.2)	(67.7)	(58.0)
Gross margin	31.4	45.8	32.3	42.0
Selling, general and administrative expenses	(24.1)	(41.9)	(23.3)	(36.9)
Net Interest income	0.0	0.0	0.0	0.0
Other income (expense)	0.0	0.0	0.0	0.2
Income before income taxes	7.3	3.9	9.0	5.3
Income tax expense	(2.5)	(1.1)	(3.0)	(1.6)
Net income	4.8%	2.8%	6.0%	3.7%

Net Sales
For the third quarter ended September 30, 2016, net sales increased 93.7% to approximately $14.7 million, compared with approximately $7.6 million for the same quarter last year. Sales of P-25 digital products for the third quarter of 2016 increased 85.6% to approximately $9.7 million (65.7% of total sales), compared with approximately $5.1 million (66.4% of total sales) for the same quarter last year.
For the nine months ended September 30, 2016, net sales increased 90.9% to approximately $43.5 million, compared with approximately $22.8 million for the same period last year. Sales of P-25 digital products for the quarter increased 79.3% to approximately $28.1 million (64.6% of total sales), compared with approximately $15.5 million (68.1% of total sales) for the same period last year.
The comparative increase in total sales and sales of digital products for the third quarter was attributed primarily to previously announced orders from the TSA. Product shipments related to these orders commenced in the first quarter of 2016. As of September 30, 2016, all TSA equipment orders were fulfilled. In the third quarter our sales were supplemented by state agencies and legacy federal customers, fueled in part by wildland fire suppression efforts. Looking forward, requests for quotes from prospective new customers and our funnel of sales prospects remain encouraging.
Cost of Products and Gross Profit Margin
Gross profit margin as a percentage of sales for the third quarter ended September 30, 2016 was 31.4%, compared with 45.8% for last year’s third quarter. For the nine months ended September 30, 2016, gross profit margin as a percentage of sales was 32.3%, compared with 42.0% for the same period last year.
Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Compared to the same periods last year, the decrease in gross margins for the third quarter and nine months ended September 30, 2016 is attributed primarily to competitive factors associated with the TSA orders, which comprised a significant portion of our sales for both periods. The gross profit margins realized from our product sales to customers other than TSA were relatively consistent with previous quarters.
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
SG&A expenses for the third quarter ended September 30, 2016 were approximately $3.5 million (24.1% of sales), compared with $3.2 million (41.9% of sales) for the same quarter last year. For the nine months ended September 30, 2016, SG&A expenses totaled approximately $10.1 million (23.3% of sales), compared with $8.4 million (36.9% of sales) for the same period last year.
Engineering and product development expenses for the third quarter of 2016 totaled approximately $1.1 million (7.8% of total sales), compared with approximately $1.0 million (13.3% of total sales) for the same quarter last year. For the nine month period engineering and product development expenses totaled approximately $3.2 million (7.3% of sales), compared with approximately $2.8 million (12.4% of sales) for the same period last year. Additional staff-related expenses and new product development projects were partially offset by decreases in amortization of capitalized software.
Marketing and selling expenses for the third quarter of 2016 totaled approximately $1.5million (10.5% of sales), compared with $1.2 million (15.8% of sales) for the third quarter last year. For the nine month period, marketing and selling expenses totaled approximately $4.4 million (10.0% of sales), compared with $3.2 million (14.0% of sales) for the same period last year. The increase for both periods was attributed primarily to incentive compensation, which correlates to sales performance. We have also invested in sales staff and initiatives to capture more new opportunities and drive sales growth.
General and administrative expenses for the third quarter of 2016 totaled approximately $855,000 (5.8% of total sales), compared with approximately $975,000 (12.8% of total sales) for the same quarter last year. For the nine month period, general and administrative expenses totaled approximately $2.6 million (5.9% of sales), compared with $2.4 million (10.6% of sales) for the same period last year. The decrease for the three months and the increase for the nine months was related primarily to incentive compensation and other headquarters expenses.
Operating Income
Operating income increased for the third quarter ended September 30, 2016, totaling approximately $1.1 million (7.3% of sales), compared with $300,000 (3.9% of sales) for the same quarter last year. For the nine month period, operating income increased to approximately $3.9 million (9.1% of sales), from $1.1 million (5.0% of sales) during the same period last year. Increased operating income for both the third quarter and nine month periods of 2016 was primarily the product of sales growth and reduced gross profit margins pertaining to the TSA delivery orders.
Net Interest Income (Expense)
We realized minimal net interest income for the third quarter and nine months ended September 30, 2016, and for the comparable prior year periods. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility, and we earn interest income on our cash balances. The interest rate on such revolving credit facility as of September 30, 2016 was 4.00% per annum. This rate is variable based on the lender’s prime rate and our adjusted quick ratio.
Income Taxes
We recorded income tax expense of approximately $365,000 and $1,355,000 for the three and nine months ended September 30, 2016, respectively, compared with $85,000 and $358,000, respectively, for the same periods last year. Our income tax expense is primarily non-cash.

As of September 30, 2016 and 2015, our net deferred tax assets totaled approximately $3.6 million and $5.5 million, respectively, and are primarily composed of NOLs, offset by deferred tax liabilities of $1.2 million and $671,000, respectively, primarily derived from depreciation and the unrealized gain on available-for-sale securities.  These NOLs total $816,000 for federal and $11.6 million for state purposes, with expirations starting in 2018 through 2030.
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
We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. Based on our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will realize the benefit of our net deferred tax assets recorded at September 30, 2016. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2016.
Liquidity and Capital Resources
For the nine months ended September 30, 2016, net cash provided by operating activities totaled approximately $8.3 million, compared with approximately $0.1 million for the same period last year.  Cash provided by operating activities was primarily related to net income, accounts payable, prepaid expenses and other current assets, customer deposits and depreciation and amortization, partially offset by accounts receivable. For the nine months ended September 30, 2016, we realized net income of approximately $2.6 million, compared with approximately $829,000 for the same period last year. Accounts payable for the nine months ended September 30, 2016 increased approximately $526,000, compared with approximately $1.2 million for the same period last year due to increasing volume and material purchases related in large part to the TSA. Prepaid expenses and other current assets decreased approximately $1.3 million related to our production and delivery of a portion of the TSA delivery orders. For the same period last year, prepaid expenses and other current assets increased by approximately $648,000. Depreciation and amortization totaled approximately $718,000 for the nine months ended September 30, 2016, compared with approximately $697,000 for the same period last year, reflecting depreciation of new equipment purchases. Accounts receivable increased approximately $2.1 million during the nine months ended September 30, 2016, compared with $950,000 for the same period last year, reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle.
Cash used in investing activities for the nine months ended September 30, 2016 totaled approximately $1.8 million, $481,000 of which was related to the investment in Iteris common stock (see Note 7 to our Condensed Financial Statements in this report), and $1.3 million that was utilized for the purchase of manufacturing and engineering equipment. For the same period last year approximately $2.8 million was used primarily for the investment in Iteris common stock (see Note 7 to our Condensed Financial Statements in this report), and $878,000 was utilized for the purchase of manufacturing and engineering equipment. We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.
For the nine months ended September 30, 2016, approximately $2.5 million was used in financing activities, primarily related to the previously announced capital return program, which included two payments of a quarterly dividend of $0.09 per share totaling $2.5 million and stock repurchases totaling $83,000. We also received approximately $30,000 provided by the issuance of common stock upon the exercise of stock options. For the same quarter last year, approximately $76,000 was provided by financing activities, representing proceeds from the issuance of common stock upon the exercise of stock options.
We have a collateralized revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $2 million and a maturity date of December 28, 2016.

As of September 30, 2016 and the date of this report, we were in compliance with all covenants under the loan and security agreement governing the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
As of September 30, 2016 and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of September 30, 2016 and the date of this report, there was $2.0 million of borrowing available under the revolving credit facility.
Our cash and cash equivalents balance at September 30, 2016 was approximately $8.6 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future. However, the current financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Critical Accounting Policies
In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes during the quarter ended September 30, 2016 to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
Reference is made to Note 11 (Commitments and Contingencies) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
07/01/16-7/31/16	2,600	$5.42	2,600	493,500
08/01/16-08/31/16	4,400	$5.59	4,400	489,100
09/01/16 – 09/30/16	4,200	$5.48	4,200	484,900
Total	11,200	$5.42	11,200

(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.
(2)
On May 19, 2016, the Company announced that on May 18, 2016, its Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Repurchase Program”). The Repurchase Program has no termination date.

Item 6.    EXHIBITS
Exhibits required to be filed by item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 2, 2016	By:	/s/ David P. Storey
David P. Storey
President and Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 2, 2016	By:	/s/ William P. Kelly
William P. Kelly
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index
Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 3(iv)	Amendment to By-Laws, dated December 9, 2015(4)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

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