Form 10-K
period 2016-12-31
RELM WIRELESS CORP
filed 2017-03-01
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
———————
RELM WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)
———————
Nevada	001-32644	59-3486297
(State or other jurisdiction ofincorporation or organization)	(Commissionfile number)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on the closing price of such stock on the NYSE MKT on such date, was $40,609,053. As of February 24, 2017, 13,754,749 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2017 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2016.

PART I
Item 1. Business
General
RELM Wireless Corporation (“RELM,” the “Company,” “we” or “us”) provides two-way radio communications equipment of high quality and reliability.
In business for 70 years, RELM (NYSE MKT: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios, repeaters, base stations and related components and subsystems. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.
Our digital technology is compliant with the Project 25 standard (“P-25”) for digital land mobile radio equipment. The P-25 is adopted by representatives from the Association of Public Safety Communication Officials-International (“APCO”), the National Association of State Technology Directors (“NASTD”), the United States (“U.S.”) Federal Government and other public safety user organizations. Our P-25 digital products and our analog products function in the very high frequency (“VHF”) (136MHz – 174MHz), ultra-high frequency (“UHF”) (380MHz – 470MHz, 450MHz – 520MHz), and 700-800 MHz bands. Our P-25 KNG and KNG2 Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors. Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.
We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.
BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government, public safety and military applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG and KNG2 product lines. RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools and transportation services. Typically, these users are not radio professionals and require easy, fast and affordable communication among a defined group of users.
We believe that we provide superior value to a wide array of customers with demanding requirements, including, for example, emergency response, public safety, homeland security and military customers of federal and state government agencies, as well as various commercial enterprises. Our two-way radio products excel in applications with harsh and hazardous conditions. They provide high-specification performance, durability and reliability at a lower cost relative to comparable offerings.
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

Available Information
Our Internet website address is www.relm.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file or furnish such material with or to the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Resources.” The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m., or by calling the SEC at 1-800-SEC-0330.
Significant Events of 2016
The Company received awards under the U.S. Department of Homeland Security (“DHS”) Tactical Communications Contract totaling approximately $26.2 million for portable radios, repeaters, accessories and service in September 2015. The awards were comprised of a one-year base term that concluded on September 28, 2016, and four one-year options. The first option year was partially exercised immediately, and the remainder of the first option year was exercised in June 2016. Approximately $15.5 million, or almost 60% of the total amount, was specified in delivery orders. Shipments under the delivery orders were completed in 2016. The contract term has been extended for one additional year to September 27, 2017, but the exercise, if any, of the subsequent option years is not specified or guaranteed.
In February 2016, the Company received an additional order from the TSA totaling $4.2 million for accessories. This order was fulfilled as of September 30, 2016.
In May 2016, the Company announced and began implementing a capital return program that included a stock repurchase program and a quarterly dividend. Under the program, the Company’s Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program does not establish a termination date.  Pursuant to the program, the Company’s Board of Directors approved two quarterly dividends of $0.09 per share of the Company’s common stock, one of which was paid on June 17, 2016 to shareholders of record as of June 1, 2016, and the other of which was paid on September 16, 2016 to shareholders of record as of September 1, 2016. Also, on December 7, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.09 per share of the Company’s common stock, which was paid on January 13, 2017 to shareholders of record as of January 3, 2017.
Industry Overview
Land mobile radio (“LMR”) communications consist of hand-held (portable) and vehicle mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the United States and abroad. LMR systems are constructed to meet an organization’s specific communications needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage often consists of direct radio-to-radio communications outside of the range of a communication network with one to many members of a group. Also, LMR functions with push-to-talk operation (i.e., no call set-up or dialing a phone number is required). LMR communications often consist of multiple short (5 second) transmissions between multiple members of a group. For the public safety sector, this is known as Mission Critical Voice (“MCV”). The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

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
More recently, growth of the LMR industry has slowed, reflecting several factors:
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
Years ago, as a result of the limited spectrum availability, the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively meant that the industry had to migrate to digital technology. Responding to the mandate, the APCO, the NASTD, the U.S. Federal Government and the Telecommunications Industry Association (“TIA”), in concert with several LMR manufacturers, including RELM, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called P-25. The primary objectives of P-25 are to: (i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, (ii) maximize radio spectrum efficiency and (iii) promote competition among LMR providers through an open system architecture.
Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Users of nationally available 700 MHz frequencies designed for interoperability are required to use P-25 equipment. In addition, U.S. Federal Government grant programs that provide assistance in funding for state and local agencies to purchase interoperable communications equipment for first responders strongly encourage compliance to P-25 standards. Accordingly, although funding for LMR purchases by many government agencies is limited, we believe that, as users upgrade equipment to achieve interoperability and comply with FCC narrow-banding mandates, demand for P-25 equipment will continue to grow. Additionally, the P-25 standard has also been widely adopted in other countries. The migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market utilize alternative digital technologies (e.g., Digital Mobile Radio) and analog LMR products.
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
Description of Products and P-25 CAP Compliance
We design, manufacture, and market wireless communications equipment consisting of two-way land mobile radios, repeaters, base stations and related components and subsystems. We do not provide complete, integrated, communications systems and infrastructure. Two-way land mobile radios can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to communicate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal, reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.

We employ both analog and digital technologies in our products. Our digital products are compliant with P-25 specifications. Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz), and 700-800 MHz.
Our P-25 KNG and KNG2 Series mobile and portable digital radios have been validated under the P-25 CAP as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors. Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.
The P-25 CAP is a voluntary program that allows land mobile radio equipment suppliers to formally demonstrate their products’ compliance with P-25 requirements. The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies P-25 standards for performance, conformance and interoperability. The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the DHS’s Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers and the emergency response community.
Description of Markets
Government and Public Safety Market
The government and public safety market includes military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users or through two-way communications dealers. Government and public safety sales represented approximately 97%, 90% and 95% of our total sales for 2016, 2015 and 2014, respectively.
Government and public safety users currently use products that employ either P-25 digital or analog technology. However, public safety users in federal, state and local government agencies and certain other countries are migrating to solely using digital P-25 products. The evolution of the standard and compliant digital products is explained in the “Industry Overview” section at the beginning of this report.
Business and Industrial Market
This market includes enterprises of all sizes that require fast and affordable push-to-talk communication among a discrete group of users, such as corporate disaster recovery, hotels, construction firms, schools and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 3%, 10% and 5% of our total sales for 2016, 2015 and 2014, respectively.
Engineering, Research and Development
Our engineering and product development activities are conducted by a team of 27 employees combined with contract engineering resources. Their primary development focus has been the design of our line of next- generation P-25 digital products, the KNG and KNG2 Series, and related capabilities. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently, we added UHF and 700/800MHz products, as well as P-25 Phase I FDMA (Frequency Division Multiple Access) trunking and P-25 Phase II TDMA (Time Division Multiple Access) trunking. The KNG2 Series was introduced in 2016. Our P-25 products also provide encrypted operation, GPS location services and network authentication services.
A segment of our engineering team is responsible for product specifications based on customer requirements and supervising quality assurance activities. They also have primary responsibility for applied engineering, production engineering and the specification compliance of contract manufacturers.
For 2016, 2015 and 2014, our engineering and development expenses were approximately $4.1 million, $3.6 million and $3.7 million, respectively.

Intellectual Property
We presently have no United States patents in force. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. We also rely on trade secret laws and employee and third- party nondisclosure agreements to protect our intellectual property rights.
Manufacturing and Raw Materials
Our manufacturing strategy is to utilize the highest quality and most cost-effective resources available for every aspect of our manufacturing. Consistent with that strategy, for many years we have successfully utilized outside contract arrangements for different segments of our manufacturing operations. These arrangements, some of which are with offshore concerns, have been managed and updated to meet our present requirements, and they continue to be instrumental in controlling our product costs, allowing us to be competitive and manage our gross margins.
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
We plan to continue utilizing contract manufacturing where it furthers our business objectives. This strategy allows us to focus on our core technological competencies of product design and development, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers will provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product, all of which contribute toward product cost control. To ensure that products manufactured by others meet our quality standards, our production and engineering team works closely with our ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design and conduct periodic on-site inspections.
We rely upon a limited number of both domestic and foreign suppliers for several key products and components. Approximately 70% of our material, subassembly and product procurements in 2016 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During 2016, 2015 and 2014, our operations were not materially impaired due to delays from single-source suppliers. However, the absence of a single-source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources where possible and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.
Seasonal Impact
We may experience seasonality in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year budgets and appropriations. We may also experience seasonality in our quarterly results, in part, due to our concentration of sales to federal and state agencies that participate in wildland fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial results.
Significant Customers
Sales to the U.S. Government represented approximately 58%, 36% and 40% of our total sales for the years ended December 31, 2016, 2015 and 2014, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the U.S. Forest Service (“USFS”) and the U.S. Department of the Interior (“DOI”).

Backlog
Our backlog of unshipped customer orders was approximately $6.6 million and $20.3 million as of December 31, 2016 and 2015, respectively. The decrease is attributed primarily to fulfillment of previously announced orders from the DHS.
Competition
We compete with other domestic and foreign companies primarily in the North American market, but also internationally. One dominant competitor, Motorola Solutions, Inc., is estimated to have well in excess of half the market for LMR products. We compete by capitalizing on our advantages and strengths, which include price, product quality and customer responsiveness.
Government Regulation
We are subject to various international and U.S. federal, state and local laws affecting our business.  Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties.  Further, changes in existing laws or new laws may adversely affect our business and could also have the effect of limiting capital expenditures by our customers, which could have a material adverse effect on our business, financial condition and results of operations.
In connection with our U.S. government contracts, we are subject to the U.S. Federal Government procurement regulations that may provide the buyer with the right to audit and review our performance, as well as our compliance with applicable laws and regulations.  In addition, our business is subject to government regulation based on the products we sell that may be subject to government requirements, such as obtaining an export license or end-user certificate from the buyer, in certain circumstances.  If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Federal Government agencies.
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
Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2016, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.
Employees
As of December 31, 2016, we had 107 full-time employees, most of whom are located at our West Melbourne, Florida facility; 52 of these employees are engaged in direct manufacturing or manufacturing support, 27 in engineering, 18 in sales and marketing and 10 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales
The following table summarizes our sales of LMR products by customer location:
	2016	2015	2014
	(in Millions)
United States	$46.3	$25.1	$30.1
International	4.4	4.6	0.9
Total	$50.7	$29.7	$31.0
Additional financial information is provided in the Consolidated Financial Statements at pages F-1 through F-20.

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
We depend on the success of our LMR product line
We currently depend on our LMR products as our sole source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of new digital LMR products. Even if we successfully develop these products, the development of which is a complex and uncertain process requiring innovation and investment, they may not achieve market acceptance, which could have a material adverse effect on us.
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
●
to be more attractive to customers who desire a single-source supplier of LMR products;
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
Many of our competitors have established extensive networks of sales locations and multiple distribution channels that are more extensive than ours. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.
An increase in the demand for P-25 products could benefit competitors that are better financed and positioned to meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced two new lines of P-25 products, the KNG and KNG2 Series. Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditures of funds. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

Our industry is characterized by rapidly changing technology and our success is dependent on our ability to adapt to such changes
Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry is experiencing a transition from analog LMR products to digital LMR products. In addition, the APCO P-25 standard is being increasingly adopted. If we are unable to successfully keep up with these changes, our business, financial condition and results of operations could be materially adversely affected.
We depend heavily on sales to the U.S. Government
We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2016, approximately 58% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DHS, DOD, USFS and DOI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.
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
Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives and could result in adjustments to our contracts. Any costs found to be improperly allocated to a specific contract or grant may not be allowed, and such costs already reimbursed to us may have to be refunded. Future audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in investigations, termination of a contract, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the U.S. Government.
In addition, contacts with government officials and participation in political activities are areas that are tightly controlled by federal, state, local and international laws. Failure to comply with these laws could cost us opportunities to seek certain government sales opportunities or even result in fines, prosecution, or debarment.

Our business is subject to the economic and political risks of manufacturing products in foreign countries
We engage in business with manufacturers located in other countries. Approximately 76.3% of our material, subassembly and product procurements in 2016 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the United States. These include the risks associated with the political, economic and legal environments, among others, including the recent presidential and congressional elections in the United States, which have created uncertainty regarding international trade. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the general political and social conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.
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
We enter into fixed-price contracts that could subject us to losses in the event we fail to properly estimate our costs or hedge our risks associated with currency fluctuations
We sometimes enter into firm fixed-price contracts. If our initial cost estimates are incorrect, we can lose money on these contracts. Because certain of these contracts involve new technologies and applications, require us to engage subcontractors and/or can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to us and have an adverse impact on our financial results. In addition, a significant increase in inflation rates or currency fluctuations could have an adverse impact on the profitability of longer-term contracts.
Our investment strategy may not be successful, which could adversely impact our financial condition
We may invest part of our cash balances in public companies. For example, as of February 27, 2017, we have invested approximately $3.2 million to purchase approximately 1.8 million shares of the common stock of Iteris, Inc. (NASDAQ: ITI). These types of investments are more risky than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

Fundamental Global Investors, LLC, with its affiliates, is our largest stockholder whose interests may differ from the interests of our other stockholders
The interests of Fundamental Global Investors, LLC may differ from the interests of our other stockholders. Fundamental Global and its affiliates, including Ballantyne Strong, Inc., of which Fundamental Global is the largest stockholder, together hold approximately 32.9% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Partner and Manager of Fundamental Global Investors, LLC and Chairman and Chief Executive Officer of Ballantyne Strong, Inc., serves on our Board of Directors and chairs its newly-formed Executive Committee. In addition, Lewis Johnson, President, Partner and Manager of Fundamental Global Investors, LLC and a director of Ballantyne Strong, Inc., serves on our Board of Directors. As a result of its ownership position and Messrs. Cerminara’s and Johnson’s positions with the Company, Fundamental Global has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, and approval of any action requiring a stockholder vote, such as amendments to our articles of incorporation, by-laws, significant stock issuances, mergers and asset sales. Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.
If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed
Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high-quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations, product safety issues, data security breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.
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
●
Negative impact from increased financial pressures on third-party dealers, distributors and suppliers: We make sales to certain of our customers through third-party dealers and distributors. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition the end customers to purchase our products from other third parties, or directly from us, it could materially and adversely impact our operating results and financial condition. Challenging economic conditions may also impact the financial condition of one or more of our key suppliers, which could negatively affect our ability to secure product to meet our customers’ demands.
●
Limited access by us to credit and capital: Although we do not anticipate needing additional capital in the near term, the credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.
We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products and the inability to obtain adequate and timely delivery of supplies and manufactured products could have a material adverse effect on us
We contract with manufacturers to produce portions of our products, and our dependence on a limited number of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost-effective manner, and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.
In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 70% of our material, subassembly and product procurements in 2016 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.
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
Retention of our executive officers and key personnel is critical to our business
The efforts of our President, Chief Financial Officer and Chief Technology Officer, as well as other key executives and employees, are critical to our success. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. The loss of services from any of our executive officers or these other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense, and we may be unable to hire or retain necessary personnel. The inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us
Currently, we hold no U.S. patents. We hold several trademarks related to the names “RELM” and “BK Radio” and certain product names. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.
Rising health care costs may have a material adverse effect on us
The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes and general economic conditions. We cannot predict what other health care programs and regulations ultimately will be implemented at the federal or state level or the effect of any future legislation or regulation in the United States on our business and results of operations. In addition, we cannot predict when or if Congress will repeal and/or replace certain health care programs and regulations at the federal level and the impact such changes would have on our business. A continued increase in health care costs could have a material adverse effect on us.
The insurance that we maintain may not fully cover all potential exposures
We maintain property, business interruption and casualty insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.
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

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition
The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers or manufacturers are located, or acts of war or terrorism (wherever located around the world) or military activities disrupting transportation, communication or utility systems or otherwise causing damage to our business, employees, suppliers, manufacturers and customers; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber attacks, could have a material adverse effect on our business, operations and financial condition. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences, such as increases in the costs of insurance, if they result in significant loss of property or other insurable damage.
The availability of our credit facility is conditioned upon our being in compliance with certain covenants
We have a $1.0 million credit facility with Silicon Valley Bank (“SVB”). As of December 31, 2016 and as of the date of this report, there were no borrowings outstanding under the facility. The loan and security agreement, as amended, governing the credit facility contains certain financial maintenance and other covenants. Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all covenants. However, there is no assurance that we will be able to comply with the covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.
A security breach or other significant disruption of our information technology systems, or those of our distributors, manufacturers, suppliers and other partners, caused by cyber attack or other means, could have a negative impact on our operations, sales and results of operations
Our information technology systems, and those of our distributors, manufacturers, suppliers and other partners, are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including, but not limited to, continually evolving cyber attacks (including social engineering and phishing attempts), cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. Cyber attacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and partners or our business information. A cyber attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in the unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Such unauthorized access to, or release of, this information could expose us to data loss, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flow.

The risk of noncompliance with U.S. and foreign laws and regulations applicable to us could materially adversely affect us
Failure to comply with government regulations applicable to our business could result in penalties and reputational damage. Our products are regulated by the FCC and otherwise subject to a wide range of global laws. As a public company, we are also subject to regulations of the SEC and the stock exchange on which we are listed. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Failure to comply with or to respond to changes in these requirements and regulations could result in penalties on us, such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition. In addition, existing or new regulatory requirements or interpretations could materially adversely impact us.
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
We have deferred tax assets that we may not be able to utilize under certain circumstances
If we incur future operating losses, we may be required to provide some or all of our deferred tax assets with a valuation allowance, resulting in additional non-cash income tax expense. The change in the valuation may have a material impact on future results. If we do not achieve sufficient federal taxable income in future years to utilize all or some of our net operating loss carryforwards (“NOLs”), they will expire.

We may be unable to obtain components and parts that are verified to be Democratic Republic of Congo (“DRC”) conflict-free, which could result in reputational damage
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and whether these materials originated from the DRC or an adjoining country. The SEC rules necessitate a complex compliance process and related administrative expense for a company once it determines a conflict mineral is necessary to the functionality or production of a product that the company manufactures or contracts to manufacture. Such companies must then conduct a reasonable country of origin inquiry to determine if the conflict minerals originated in the covered countries and undertake due diligence on the source and chain of custody in order to file a conflict minerals report with the SEC. In addition to the increased administrative expense and management involvement, there is a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, particularly since our supply chain is complex and, as a purchaser of finished components, we are several layers removed from the mining of any potential conflict minerals that may be contained in our products. We may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations. We may also continue to be unable to determine if our products are conflict-free. If we discover that our products include minerals that have been identified as “not found to be DRC conflict-free,” or if we continue to be unable to determine whether such minerals are included in our products, we may face reputational challenges with our customers, stockholders and other stakeholders as a result.
Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital
Approximately 5.4 million (40%) of our shares of outstanding common stock as of December 31, 2016 are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 60% of our outstanding shares of common stock as of December 31, 2016 are freely tradable without restriction.
Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease, as amended, has an expiration date of June 30, 2020. Rental, maintenance and tax expenses for this facility were approximately $475,000, $457,000 and $470,000 in 2016, 2015 and 2014, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease has an expiration date of December 31, 2019. Rental, maintenance and tax expenses for this facility were approximately $108,000 in 2016, $104,000 in 2015, and $100,000 in 2014.
Item 3. Legal Proceedings
From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2016.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information.
Our common stock trades on the NYSE MKT under the symbol “RWC.” The following tables set forth the high and low sales price for our common stock for the quarterly periods for the years ended December 31, 2016 and 2015, as reported by the NYSE MKT.
Common Stock
	High	Low
2016 Quarter Ended
First Quarter	$5.48	$3.70
Second Quarter	5.81	4.26
Third Quarter	5.83	4.74
Fourth Quarter	5.55	4.55

	High	Low
2015 Quarter Ended
First Quarter	$6.27	$4.24
Second Quarter	6.75	4.51
Third Quarter	5.97	2.97
Fourth Quarter	4.95	3.65

(b) Holders.
On February 24, 2017, there were 857 holders of record of our common stock.
(c) Dividends.
In May 2016, we announced and implemented a capital return program that included a quarterly dividend. Pursuant to the program, our Board of Directors approved two quarterly dividends of $0.09 per share of our common stock, one of which was paid on June 17, 2016 to shareholders of record as of June 1, 2016, and the other of which was paid on September 16, 2016 to shareholders of record as of September 1, 2016. Also, on December 7, 2016, our Board of Directors approved a quarterly dividend of $0.09 per share of our common stock, which was paid on January 13, 2017 to shareholders of record as of January 3, 2017. No dividends were paid in 2015. The declaration and payment of cash dividends, if any, is subject to the discretion of our Board of Directors. The Board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility provides that the payment of cash dividends in any twelve-month period may not exceed $5.0 million.

(d) Issuer Purchases of Equity Securities.
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
10/01/16 – 10/31/16	3,700	$5.40	3,700	481,200
11/01/16 – 11/30/16	3,800	$5.16	3,800	477,400
12/01/16 – 12/31/16	7,822	$4.92	7,822	469,578
Total	15,322	$5.16	15,322
(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.
(2)
On May 19, 2016, the Company announced that on May 18, 2016, its Board of Directors approved a repurchase program of up to 500,000 shares of the Company’s common stock, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program has no termination date.
Item 6. Selected Financial Data
Not required for smaller reporting companies.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our financial and operating results for 2016 improved significantly from the prior year. Total sales increased over 70% and sales of P-25 digital products increased almost 65%, which were the primary factors that contributed to a comparative increase of 208% in pre-tax income and positive cash flow from operations. Also, during the year, we announced and implemented a capital return program. As part of the program, we paid quarterly dividends of $0.09 per share in June 2016 and September 2016 and repurchased 30,422 of our shares. We also paid a dividend of $0.09 per share in January 2017.
Net sales for 2016 increased 70.5% to approximately $50.7 million, compared with approximately $29.7 million for 2015. Sales of P-25 digital products for 2016 increased 64.5% to approximately $33.2 million (65.5% of total sales), compared with approximately $20.2 million (68.0% of total sales) in 2015. The increase in both total sales and sales of digital products was attributable primarily to our contract with the TSA.
Gross profit margin as a percentage of sales in 2016 was 33.7%, compared with 41.3% for 2015. Our gross profit margin is primarily a reflection of the mix of products sold, manufacturing volumes and competitive factors. The change in gross profit margin was attributed primarily to competitive pressures associated with the TSA contract and delivery orders.
Selling, general and administrative (“SG&A”) expenses for 2016 totaled approximately $12.8 million, or 25.2% of sales, compared with $10.9 million, or 36.5% of sales for 2015. The increase was attributed primarily to selling and engineering expenses.
Pre-tax income for 2016 increased 208.2% to approximately $4.3 million, compared with $1.4 million for 2015. For 2016, we recognized income tax expense of approximately $1.6 million, compared with $345,000 for 2015. Our income tax expense for both years is largely non-cash, as a result of deferred items derived primarily from NOLs.

Net income for 2016 increased 158.3% to approximately $2.7 million ($0.20 per basic share and $0.19 per diluted share), compared with approximately $1.0 million ($0.08 per basic and diluted share) for 2015.
As of December 31, 2016, working capital totaled approximately $23.4 million, of which $14.4 million was comprised of cash and cash equivalents and trade receivables. This compares with working capital totaling approximately $23.9 million at year end 2015, which included $8.8 million of cash and cash equivalents and trade receivables. Also, as of December 31, 2016 and 2015, there were no borrowings outstanding under our revolving credit facility.
We may experience seasonality in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. We may also experience seasonality in our quarterly results, in part, due to our concentration of sales to federal and state agencies that participate in wildland fire-suppression efforts, which are typically the greatest during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.
Results of Operations
As an aid to understanding our operating results, the following table shows items from our consolidated statements of income expressed as a percentage of sales:
	Percent of Sales for Years Ended December 31
	2016	2015
Sales	100.0%	100.0%
Cost of products	(66.3)	(58.7)
Gross margin	33.7	41.3
Selling, general and administrative expenses	(25.3)	(36.5)
Net other expense	(0.0)	(0.1)
Income before income tax expense	8.4	4.7
Income tax expense	(3.1)	(1.2)
Net income	5.3%	3.5%
Fiscal Year 2016 Compared With Fiscal Year 2015
Sales, net
For 2016, net sales increased 70.5% to approximately $50.7 million, compared with approximately $29.7 million for 2015. Sales of P-25 digital products in 2016 increased 64.5% to approximately $33.2 million (65.5% of total sales), compared with approximately $20.2 million (68.0% of total sales) for 2015.
The comparative increase in total sales and sales of digital products for 2016 was attributed primarily to previously announced orders from the TSA. Product shipments related to these orders were completed during the year. Sales to customers other than the TSA increased approximately 9.6% in 2016, compared with the previous year. Key contributors to this growth included international sales and sales to legacy domestic customers that were fueled, in part, by wildland fire-suppression efforts.
Looking forward, requests for quotes from prospective new customers and our funnel of sales prospects is encouraging. We also believe that the high-profile of the TSA contract award can serve to enhance our reputation in pursuing other new opportunities. However, the timing and size of orders from government agencies at all levels can be unpredictable due to the influence of budgets and other priorities.

Cost of Products and Gross Profit Margin
Cost of products as a percentage of sales for 2016 was 66.3%, compared with 58.7% in 2015. Gross profit margin as a percentage of sales for 2016 was 33.7%, compared with 41.3% for 2015.
Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. The decline in gross profit margins for 2016 compared to the prior year is attributed primarily to competitive factors associated with the TSA orders, which comprised a significant portion of our sales for the year. The gross profit margins realized from our product sales to customers other than TSA were relatively consistent with the prior year.
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
Selling, General and Administrative Expenses
SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash, share-based employee compensation expense.
For 2016, SG&A expenses totaled approximately $12.8 million, or 25.3% of sales, compared with approximately $10.9 million, or 36.5% of sales, for 2015.
Engineering and product development expenses for 2016 totaled approximately $4.1 million (8.1% of total sales), compared with approximately $3.6 million (12.2% of total sales) for the previous year. Additional staff-related expenses and new product development projects were partially offset by decreases in amortization of capitalized software.
Marketing and selling expenses for 2016 totaled approximately $5.4 million (10.6% of sales), compared with $4.2 million (14.1% of sales) for the prior year. The increase for 2016 was attributed primarily to sales incentive compensation, which correlates to sales performance, combined with initiatives to capture more new opportunities and drive sales growth.
General and administrative expenses for 2016 totaled approximately $3.3 million (6.5% of total sales), compared with approximately $3.0 million (10.2% of total sales) for 2015. The increase for the year was related primarily to incentive compensation and other headquarters expenses.
Operating Income
Operating income for 2016 increased 199.7% to approximately $4.3 million (8.5% of sales), compared with approximately $1.4 million (4.8% of sales) for 2015. Increased operating income for the year was primarily the product of sales growth, as offset by reduced gross profit margins for the TSA delivery orders.
Interest Income/Expense, net
For 2016, we realized interest income of approximately $9,000 on our cash balances, compared with approximately $1,000 for the prior year.
We incurred no interest expense in 2016 or 2015. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility. The interest rate on such revolving credit facility as of December 31, 2016 was 4.00% per annum. This rate is variable based on the lender’s prime rate plus 25 basis points. Effective as of December 28, 2016, we entered into a sixth amendment to our Loan and Security Agreement with Silicon Valley Bank primarily to extend the maturity date by approximately a year, to December 27, 2017, and to reduce the maximum facility amount to $1 million. Our revolving credit facility was not utilized during 2016 or 2015.

Income Tax Expense
We recorded income tax expense for 2016 of approximately $1.6 million, compared with $345,000 for 2015. Our income tax expense is primarily non-cash.
As of December 31, 2016 and 2015, our net deferred tax assets totaled approximately $3.4 million and $5.5 million, respectively, and are primarily composed of NOLs, offset by deferred tax liabilities of $1.8 million and $671,000, respectively, primarily derived from depreciation and the unrealized gain on available-for-sale securities.  The NOLs total $1.6 million for federal and $11.9 million for state purposes, with expirations starting in 2018 through 2030.
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
We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. Based on our evaluation, we have concluded that, based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our state net deferred tax assets recorded at December 31, 2016. Accordingly, we established a valuation allowance totaling approximately $76,000 for the portion of state deferred tax assets that more likely than not will not be realized. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2016.
Fiscal Year 2015 Compared With Fiscal Year 2014
Sales, net
For 2015, net sales totaled approximately $29.7 million, compared with approximately $31.0 million for 2014. Sales of P-25 digital products in 2015 totaled approximately $20.2 million (68.0% of total sales), compared with approximately $22.4 million (72.3% of total sales) for 2014.
The comparative decline in both total sales and sales of digital products was primarily attributable to weaker demand over the last three quarters from federal, state and local public safety agencies, including our legacy strongholds within the wildland fire-suppression community. Despite the weaker demand, in September 2015, we received awards from the DHS totaling $26.2 million for equipment to be deployed by the TSA at over 400 airports inside and outside of the continental United States. Approximately $15.5 million, or almost 60% of the total amount, is specified in delivery orders. No equipment under these awards was shipped during 2015 and, consequently, no sales revenue was recorded.
Cost of Products and Gross Profit Margin
Cost of products as a percentage of sales for 2015 was 58.7%, compared with 57.4% in 2014. Gross profit margin as a percentage of sales for 2015 was 41.3%, compared with 42.6% for 2014.
Our cost of products and gross profit margin are primarily related to material, labor and overhead costs, product mix, manufacturing volumes and pricing. In 2015, costs of products and the corresponding gross margins reflected a less favorable mix of product sales, including decreased sales of higher margin P-25 digital products. Costs of products and gross profit margins were also unfavorably impacted by manufacturing volumes, resulting in suboptimal utilization and absorption of our manufacturing and support expenses.
We utilized contract manufacturing relationships to maximize production efficiencies and minimize material and labor costs.

Selling, General and Administrative Expenses
SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash, share-based employee compensation expense.
For 2015, SG&A expenses totaled approximately $10.9 million, or 36.5% of sales, compared with approximately $11.0 million, or 34.4% of sales, for 2014.
Engineering and product development expenses for 2015 totaled approximately $3.6 million (12.2% of sales), compared with approximately $3.7 million (11.9% of sales) for 2014. The decrease was attributed primarily to a decline in the amortization of capitalized software, as certain projects were fully amortized. This decrease in amortization was largely offset by additional engineering staff and resources.
Marketing and selling expenses for 2015 totaled approximately $4.2 million, or 14.1% of sales, compared with $3.9 million, or 12.5% of sales, for 2014. The increase was driven primarily by expenses associated with staffing and other sales activities.
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
Interest Income/Expense, net
For both 2015 and 2014, we earned approximately $1,000 in interest income and incurred no interest expense. The interest rate on our revolving credit facility as of December 31, 2015 was 4.00% per annum. Effective on December 29, 2015, we entered into a fifth amendment to our Loan and Security Agreement with Silicon Valley Bank to, among other things, reduce the variable interest rate on the revolving credit facility from the lender’s prime rate plus 50 basis points to the lender’s prime rate. Our revolving credit facility was not utilized during 2015 or 2014.
Income Tax Expense
We recorded income tax expense for 2015 of approximately $345,000, compared with $900,000 for 2014. Our income tax expense is primarily non-cash.
As of December 31, 2015, our net deferred tax assets totaled approximately $5.5 million, and were primarily composed of NOLs.  These NOLs totaled $4.9 million for federal and $12.6 million for state purposes, with expirations starting in 2018 through 2030.
Inflation
There was no significant impact on our operations as a result of inflation for the fiscal years ended December 31, 2016 and 2015.

Liquidity and Capital Resources
For the year ended December 31, 2016, net cash provided by operating activities totaled approximately $10.7 million, compared with approximately $2.9 million used in operations for 2015. Cash provided by operating activities was primarily related to net income, inventories, prepaid expenses and other current assets, accrued compensation and related taxes, deferred tax assets, and depreciation and amortization. For the year ended December 31, 2016, we realized net income of approximately $2.7 million, compared with approximately $1.0 million last year. Net inventories and prepaid expenses and other current assets decreased approximately $2.1 million and $1.7 million, respectively, in 2016, primarily due to fulfilling the TSA delivery orders, which are described in “Item 1. Business” of Part I of this report, under the heading “Significant Events of 2016.” This compares with increases in inventory and prepaid expenses and other current assets of approximately $4.2 million and $1.2 million, respectively, for 2015. Accrued compensation and related taxes for the year ended December 31, 2016 increased approximately $1.1 million, related primarily to incentive compensation, compared with a decrease of $110,000 for 2015. Deferred tax assets for 2016 decreased by approximately $1.2 million due to non-cash tax expense on our pre-tax income, compared with a decrease of $328,000 for 2015. Depreciation and amortization totaled approximately $942,000 for the year ended December 31, 2016, compared with approximately $914,000 for the previous year.
Cash used in investing activities for the year ended December 31, 2016 totaled approximately $1.9 million, $481,000 of which was related to the investment in Iteris common stock (see “Note 7” to our Consolidated Financial Statements in this report), and $1.4 million that was utilized for the purchase of manufacturing and engineering equipment. For the same period last year, approximately $2.8 million was used primarily for the investment in Iteris common stock, and $1.1 million was utilized for the purchase of manufacturing and engineering equipment. We anticipate that future capital expenditures will be funded through our existing cash balance and operating cash flow.
For the year ended December 31, 2016, approximately $2.6 million was used in financing activities, primarily related to the previously announced capital return program, which included two payments of a quarterly dividend of $0.09 per share totaling $2.5 million and the third dividend declared in December of $1.2 million, and stock repurchases totaling $162,000. We also received approximately $30,000 provided by the issuance of common stock upon the exercise of stock options. Last year, approximately $92,000 was provided by financing activities, representing proceeds from the issuance of common stock upon the exercise of stock options.
Effective as of December 28, 2016, our revolving credit facility with Silicon Valley Bank was amended to provide for borrowing availability of $1.0 million and a maturity date of December 27, 2017. The Loan and Security Agreement, as amended, governing the revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. The amendment to the Loan and Security Agreement included the following:
●
maximum borrowing availability was reduced from $2.0 million to $1.0 million;
●
the Company is permitted to pay cash dividends, the total of which may not exceed $5.0 million in the aggregate during any twelve-month period, so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend;
●
the variable rate at which borrowings under the credit facility bear interest was modified from the Silicon Valley Bank prime rate to the Wall Street Journal prime rate plus 25 basis points; and
●
the maturity date was extended to December 27, 2017.
We were in compliance with all covenants under the Loan and Security Agreement, as amended, and there were no borrowings outstanding under the revolving credit facility as of December 31, 2016.  For additional information about our revolving credit facility, see “Note 6—Debt” in this report.

Our cash and cash equivalents balance at December 31, 2016 was approximately $10.9 million.  We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility, are sufficient to meet our working capital requirements for the foreseeable future. However, although we do not anticipate needing additional capital in the near term, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Part I—Item 1A. Risk Factors” in this report.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on “Revenue from Contracts with Customers,” which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance.  In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year.  The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted.  The Company is evaluating this standard and expects to have its analysis completed by mid-2017; however, preliminarily, the Company does not expect that this new guidance will have a material effect on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate that the adoption of this new guidance will have a material impact on its consolidated financial statements and related disclosures.
In November 2015, the FASB released ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  This is part of the FASB’s Simplification Initiative.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company early adopted this standard as of December 31, 2015.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company has not yet determined the potential effects of the adoption of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms of greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on our consolidated financial statements under existing accounting guidance, but the Company is still evaluating all of the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the impact of the future adoption of this standard and the Company does not expect the adoption to have a material effect on its consolidated financial statements.
Critical Accounting Policies and Estimates
Our revenue recognition process and our more subjective accounting estimation processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status. The processes for determining the allowance for collection of trade receivables, allowance for excess or obsolete inventory, allowance for product warranty, software development and income taxes involve certain assumptions that, if incorrect, could create an adverse impact on our operations and financial position.
Revenue
Sales revenue is recognized when the earnings process is complete and collection is reasonably assured. The earnings process is generally complete when the product is shipped by us or delivered to the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership are transferred to the customer at point of shipment or point of delivery. However, sales to the federal government are recognized when the products are delivered. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. We periodically review our revenue recognition procedures to assure that such procedures are in accordance with Accounting Standards Codification Topic 605, “Revenue Recognition.”
Allowance for Doubtful Accounts
The allowance for doubtful accounts was approximately $50,000 on gross trade receivables of approximately $3.5 million as of December 31, 2016, as compared with $49,000 on gross trade receivables of approximately $4.2 million as of December 31, 2015. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2016. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2016 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent, with write-offs of trade receivables being less than 1% of sales during past years. Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.4% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivables portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. As of December 31, 2016 and 2015, we had no specific allowance on trade receivables.

Excess and Obsolete Inventory
The allowance for obsolete and slow-moving inventory was approximately $1.6 million and $1.7 million at December 31, 2016 and 2015, respectively.
The allowance for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or market. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historical usage profile.
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
Software Development
Certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of a detailed program design. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled approximately $176,000 as of December 31, 2016, as compared with approximately $370,000 as of December 31, 2015.
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

Forward-Looking Statements
We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Forward-looking statements include, but are not limited to, statements regarding industry trends and expected impact on us, the impact of general economic conditions, future product development and the demand for new products, growth/contraction, general demand, customer spending and resulting opportunities and challenges, the impact of our strategy, our dependence on sales to the U.S. Government, the impact from the loss of key customers, suppliers and manufacturers, our competitive position, our ability to adapt to technological changes, the seasonality of the business, the impact of regulatory matters, the availability of materials and components, the consequences of a disruption in manufacturing, the consequences of a disruption of information systems, the impact of maintaining inventory, our access to capital, our ability to retain our employees, our ability to adapt to leadership changes, our ability to protect our intellectual property, adequacy of our insurance and the impact of natural disasters, acts of war or terrorism and other catastrophic events beyond our control.
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
Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Part I—Item 1A. Risk Factors” and elsewhere in this report and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data
See pages F-1 through F-20.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
RELM Wireless Corporation
West Melbourne, Florida
We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELM Wireless Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Moore Stephens Lovelace, P.A.
Miami, Florida

March 1, 2017

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in Thousands, except share data)

	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$10,910	$4,669
Trade accounts receivable (net of allowance for doubtful accounts of $50 and $49 in 2016 and 2015, respectively)	3,448	4,122
Inventories, net	13,999	16,282
Prepaid expenses and other current assets	1,410	3,081
Total current assets	29,767	28,154
Property, plant and equipment, net	2,486	1,840
Available-for-sale securities	6,472	3,402
Deferred tax assets, net	3,418	5,461
Capitalized software, net	176	370
Other assets	225	222
Total assets	$42,544	$39,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,973	$2,285
Accrued compensation and related taxes	2,193	1,136
Accrued warranty expense	650	538
Accrued other expenses and other current liabilities	169	168
Dividends payable	1,235	—
Deferred revenue	142	136
Total current liabilities	6,362	4,263
Deferred revenue	408	366
Total liabilities	6,770	4,629
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares:13,754,749 and 13,730,562 issued and outstanding shares atDecember 31, 2016 and 2015, respectively	8,253	8,238
Additional paid-in capital	25,382	24,926
Retained earnings	240	1,259
Accumulated other comprehensive income	2,061	397
Treasury stock, at cost, 30,422 shares	(162)	—
Total stockholders’ equity	35,774	34,820
Total liabilities and stockholders’ equity	$42,544	$39,449

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in Thousands, except per share data)

	Years Ended December 31,
	2016	2015
Sales, net	$50,689	$29,722
Expenses
Cost of products	33,612	17,440
Selling, general and administrative	12,792	10,852
	46,404	28,292

Operating income	4,285	1,430
Other income (expense):
Interest income	9	1
Other expense	(22)	(45)
Total other expense	(13)	(44)
Income before income taxes	4,272	1,386
Income tax expense	(1,583)	(345)
Net income $ 2,689	$2,689	$1,041
Net income per share-basic:	$0.20	$0.08
Net income per share-diluted:	$0.19	$0.08
Weighted average shares outstanding-basic	13,735	13,706
Weighted average shares outstanding-diluted	13,823	13,848

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, except share and per share data)
	Years Ended December 31,
	2016	2015

Net income	$2,689	$1,041
Unrealized gain on available-
for-sale securities, net of tax	1,664	397
Total comprehensive income	$4,353	$1,438

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in Thousands, except share data)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2014	13,665,087	$8,199	$24,816	$218	$-	$-	$33,233

Common stock options exercised
and issued	65,475	39	53	-	-	-	92
Share-based compensation
expense	-	-	57	-	-	-	57
Net income	-	-	-	1,041	-	-	1,041
Unrealized gain on
available-for-sale securities	-	-	-	-	397	-	397
Balance at December 31, 2015	13,730,562	8,238	24,926	1,259	397	-	34,820
Common stock options exercised
and issued	24,187	15	15	-	-	-	30
Share-based compensation
expense	-	-	49	-	-	-	49
Realized tax benefit from
stock option exercise	-	-	392	-	-	-	392
Dividends declared	-	-	-	(3,708)	-	-	(3,708)
Net income	-	-	-	2,689	-	-	2,689
Unrealized gain on
available-for-sale securities	-	-	-	-	1,664	-	1,664
Repurchase of common stock	-	-	-	-	-	(162)	(162)
Balance at December 31, 2016	13,754,749	$8,253	$25,382	$240	$2,061	$(162)	$35,774

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands, except share data)

	Years Ended December 31,
	2016	2015
Operating activities
Net income $	2,689	$1,041
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Allowance for doubtful accounts	17	—
Inventory reserve	180	54
Deferred tax expense	1,118	328
Depreciation and amortization	942	914
Share-based compensation expense	49	57
Realized tax benefit from stock option exercise	392	—
Changes in operating assets and liabilities:
Trade accounts receivable	657	(856)
Inventories	2,103	(4,224)
Prepaid expenses and other current assets	1,671	(1,160)
Other assets	(3)	34
Accounts payable	(312)	882
Accrued compensation and related taxes	1,057	(110)
Accrued warranty expense	112	154
Deferred revenue	48	(1)
Accrued other expenses and other current liabilities	1	(49)
Net cash provided by (used in) operating activities	10,721	(2,936)

Investing activities
Purchases of property, plant and equipment	(1,394)	(1,089)
Purchase of available-for-sale securities	(481)	(2,761)
Net cash used in investing activities	(1,875)	(3,850)

Financing activities
Dividends paid	(2,473)	—
Repurchase of common stock	(162)	—
Proceeds from issuance of common stock	30	92
Net cash (used in) provided by financing activities	(2,605)	92
Increase (decrease) in cash	6,241	(6,694)
Cash and cash equivalents, beginning of year	4,669	11,363
Cash and cash equivalents, end of year	$10,910	$4,669
Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$50	$25

Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$4	$19
See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies
Description of Business
The primary business of RELM Wireless Corporation and its subsidiaries (collectively, the “Company”) is the designing, manufacturing and marketing of wireless communications equipment consisting primarily of two-way land mobile radios and related products, which are sold in two primary markets: (1) the government and public safety market and (2) the business and industrial market. The Company has only one reportable business segment.
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
Depreciation and amortization are generally computed on the straight-line method using lives of 3 to 10 years for machinery and equipment and 5 to 6 years for leasehold improvements.
Capitalized Software Costs
Capitalized software development costs are those incurred during the programming, codification and testing phase. Costs incurred during the design and planning, product definition and product specification state are accounted for as expenses.
The amortization of capitalized software costs during a reporting period is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and (b) the straight-line method over the remaining estimated economic life of the software or the product that they are incorporated within. As of December 31, 2016 and 2015, the total accumulated amortization amount was $4,935 and $4,741, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)
Impairment of Long-Lived Assets
Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2016 and 2015.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2016 and 2015 is adequate.
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

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)
Income Taxes
The Company accounts for income taxes using the asset and liability method specified by GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of income in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2016 and 2015 and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.
Concentration of Credit Risk
The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2016 and 2015, accounts receivable from governmental customers were approximately $1,090 and $142, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers have been consistently within management’s expectations.
The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2016, the Company had cash and cash equivalents in excess of FDIC limits of $10,883.
Manufacturing and Raw Materials
The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 76.3% of the Company’s material, subassembly and product procurements in 2016 were sourced internationally, of which approximately 70% were sourced from three suppliers. For 2015, approximately 68% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 60.49% were sourced from two suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.
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
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of December 31, 2016 and 2015, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments. The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities. There were no transfers of available-for-sale securities between Level 1 and Level 2 during the year ended December 31, 2016.
Available-For-Sale Securities
Investments reported on the December 31, 2016 consolidated balance sheet consist of marketable equity securities of a publicly held company. As of December 31, 2016 and 2015, the investment cost was $3,242 and $2,761, respectively. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments were classified as non-current and available-for-sale. Investments are marked to market at each measurement date, with unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.
Shipping and Handling Costs
Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of income for the years ended December 31, 2016 and 2015. Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.
Advertising and Promotion Costs
The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of income. For the years ended December 31, 2016 and 2015, such expenses totaled $334 and $290, respectively.
Engineering, Research and Development Costs
Included in SG&A expenses for the years ended December 31, 2016 and 2015 are engineering, research and development costs of $4,123 and $3,613, respectively.
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

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
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
Recent Accounting Pronouncements
 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on “Revenue from Contracts with Customers,” which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company is evaluating this standard and expects to have its analysis completed by mid-2017; however, preliminarily, the Company does not expect that this new guidance will have a material effect on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate that the adoption of this new guidance will have a material impact on its consolidated financial statements and related disclosures.
In November 2015, the FASB released ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This is part of the FASB’s Simplification Initiative. For public business entities, the amendments in this update are effective for financial statements issued for annual periods after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company early adopted this standard as of December 31, 2015.
In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company has not yet determined the potential effects of the adoption of ASU 2016-01 on its consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)
In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms of greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on our consolidated financial statements under existing accounting guidance, but the Company is still evaluating all of the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.
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
2.
Inventories, net
Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:
	December 31,
	2016	2015

Finished goods	$3,216	$4,029
Work in process	6,612	8,497
Raw materials	4,171	3,756
	$13,999	$16,282

Changes in the allowance for obsolete and slow-moving inventory are as follows:
	Years Ended December 31,
	2016	2015

Balance, beginning of year	$1,685	$1,703
Charged to cost of sales	180	54
Disposal of inventory	(258)	(72)
Balance, end of year	$1,607	$1,685

During the years ended December 31, 2016 and 2015, the Company disposed of obsolete inventory that had been fully reserved previously. There was no material impact to the Company’s consolidated balance sheets or consolidated statements of income as a result of this transaction.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

3.
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts are composed of the following:
	Years Ended December 31,
	2016	2015

Balance, beginning of year	$49	$49
Provision for doubtful accounts	17	—
Uncollectible accounts written off	(16)	—
Balance, end of year	$50	$49

4.
Property, Plant and Equipment, net
Property, plant and equipment, net include the following:
	December 31,
	2016	2015

Leasehold improvements	$392	$369
Machinery and equipment	8,548	7,184
Less accumulated depreciation and amortization	(6,454)	(5,713)
Property, plant and equipment, net	$2,486	$1,840

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2016 and 2015 was approximately $748 and $531, respectively.
5.
Accounting for Software Costs
The Company accounts for the costs of software within its products whereby certain software costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by ASC Topic 985-20. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on current and future revenue of the product. Net capitalized software costs totaled $176 and $370 as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, the Company’s amortization expense for capitalized software was approximately $194 and $383, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

6.
Debt
The Company has a revolving credit facility with Silicon Valley Bank (“SVB”). Effective as of December 28, 2016, the Company, RELM Communications, Inc., the Company’s wholly-owned subsidiary, and SVB entered into a Sixth Amendment to the Loan and Security Agreement dated as of October 23, 2008, as amended by the First Amendment thereto dated as of October 20, 2010, the Second Amendment thereto dated as of June 22, 2011, the Third Amendment thereto dated as of December 18, 2012, the Fourth Amendment thereto dated as of January 28, 2015 (effective as of December 31, 2014) (as amended, the “Loan and Security Agreement”), and the Fifth Amendment thereto dated as of December 29, 2015. The Loan and Security Agreement, as amended, governing the revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Under the Sixth Amendment, the existing collateralized revolving credit facility was amended as follows:
●
maximum borrowing availability was reduced from $2.0 million to $1.0 million;
●
the Company is permitted to pay cash dividends, the total of which may not exceed $5.0 million in the aggregate during any twelve-month period, so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend;
●
the variable rate at which borrowings under the credit facility bear interest has been changed from the Silicon Valley Bank prime rate (4.00% as of December 31, 2015) to the Wall Street Journal prime rate plus 25 basis points (4.00% as of December 31, 2016); and
●
the maturity date was extended to December 27, 2017.
The financial maintenance covenants, required to be maintained at all times and tested quarterly (or, for the “quick ratio” covenant, monthly, if any obligations are outstanding), include: (1) a ratio of “quick assets to current liabilities” minus “deferred revenue” (all as defined in the Loan and Security Agreement) of at least 1.25:1.00 and (2) “maximum total leverage” (as defined in the Loan and Security Agreement) of no greater total indebtedness than 3 times adjusted EBITDA. The Company’s obligations are collateralized by substantially all of the Company’s assets, principally accounts receivable and inventory.
The Company was in compliance with all covenants under the Loan and Security Agreement, as amended, as of December 31, 2016. The Company had no borrowings outstanding under the credit facility as of December 31, 2016, and $1.0 million was available for borrowing.
7.
Investment in Securities
As of December 31, 2016, the Company, through its wholly-owned subsidiary, had purchased approximately 1.8 million shares of Iteris (NASDAQ: ITI), which represented approximately 5.5% of Iteris’s outstanding shares.  At December 31, 2016, the corresponding unrealized gain of approximately $1,664, net of tax of $924, is included in accumulated other comprehensive income as a separate component of stockholders’ equity.  There was no impact to the Company’s consolidated statements of income.

On July 29, 2016, the Company, one of the Company’s significant stockholders, and certain of their affiliates entered into an agreement with Iteris. Pursuant to the agreement, a Director of the Company, who is an executive, co-founder and partner of the significant stockholder that is party to the agreement, was appointed to the Board of Directors of Iteris.  As of December 31, 2016, the Company and the significant stockholder of the Company beneficially own in the aggregate 2,600,194 shares of Iteris, which represents approximately 8.1% of Iteris’s outstanding shares.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

8.
Leases
The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The original lease, which expired on June 30, 2005, was renewed for an additional five years. In December 2008 and September 2013, the Company executed the first and second amendments, respectively, to the lease, each of which reduced the amount of the monthly base rent payment. The second amendment extended the expiration date of the lease to June 30, 2020. Rental, maintenance and tax expenses for this facility were approximately $475 and $457 in 2016 and 2015, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, under a non-cancellable operating lease, to accommodate a portion of the Company’s engineering team. The lease was amended on May 1, 2014 to extend the expiration date from December 31, 2014 to December 31, 2019. Rental, maintenance and tax expenses for this facility were approximately $108 and $104 in 2016 and 2015, respectively.
The following table summarizes future minimum rental payments under these leases as of December 31, 2016:
2017	$577
2018	577
2019	577
2020	234
Thereafter	—
$1,965

9.
Income Taxes
The income tax expense is summarized as follows:
	Years Ended December 31,
	2016	2015
Current:
Federal	$61	$18
State	11	—
	72	18
Deferred:
Federal	1,296	289
State	215	38
	1,511	327
	$1,583	$345
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:
	Years Ended December 31,
	2016	2015

Statutory U.S. income tax rate	34.00%	34.00%
States taxes, net of federal benefit	2.33%	1.84%
Non-deductible item	0.54%	3.54%
Change in valuation allowance	1.78%	0.00%
Change in net operating loss carryforwards and
tax credits	(1.65)%	(13.08)%
Other	0.13%	(1.33)%

Effective income tax rate	37.13%	24.97%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

9.
Income Taxes (Continued)
The components of the deferred income tax assets (liabilities) are as follows:
	Years Ended December 31,
	2016	2015
Deferred tax assets:
Operating loss carryforwards	$1,035	$2,263
R&D Tax Credit	1,310	1,195
AMT Tax Credit	364	303
Section 263A costs	502	552
R&D costs	690	861
Amortization	34	33

Asset reserves:
Bad debts	18	18
Inventory allowance	574	601

Accrued expenses:
Non-qualified stock options	86	78
Compensation	261	240
Warranty	415	368
Deferred tax assets	5,289	6,512

Less state valuation allowance	(76)	—
Less APIC pool allowance	—	(380)
Total deferred tax assets	5,213	6,132

Deferred tax liabilities:
Depreciation	(626)	(426)
Unrealized gain	(1,169)	(245)
Total deferred tax liabilities	(1,795)	(671)

Net deferred tax assets	$3,418	$5,461

As of December 31, 2016, the Company’s net deferred tax asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development costs and tax credits, and a reserve for inventory. The NOLs total $1,629 for federal and $11,899 for state purposes, with expirations starting in 2018. Included in the Company’s NOLs as of December 31, 2015 was approximately $1,009 from the exercise of stock options. The benefit from utilization of this portion of the NOL was realized in 2016, thereby eliminating the prior valuation allowance with no impact to the effective tax rate.
During 2016 and 2015, the Company utilized $3,145 and $1,516, respectively, of its NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2016, 2015, and 2014. GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

9.
Income Taxes (Continued)
Based on the management’s analysis of all available evidence, both positive and negative, the Company’s management has concluded that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management asserts that it is more likely than not that approximately $76 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs.
Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2016. It cannot presently be estimated what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future. The 2016 federal and state NOL and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.
For the years ended December 31, 2016 and 2015, the Company incurred $61 and $36, respectively, in alternative minimum tax expense in connection with the federal limitation on alternative NOLs.
As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review on January 1, 2017, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2016, and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
There were no material amounts of penalties and tax-related interest expenses for the year ended December 31, 2016.
The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2013, 2014 and 2015 are still open to Internal Revenue Service examination under the statute of limitations. The last Internal Revenue Service examination on the Company’s 2007 calendar year was closed with no change.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

10.
Income Per Share
The following table sets forth the computation of basic and diluted income per share:
	Years Ended December 31,
	2016	2015
Numerator:
Net income from continuing operations numerator for basic and diluted earnings per share	$2,689	$1,041
Denominator:
Denominator for basic earnings per share weighted average shares	13,734,873	13,705,825
Effect of dilutive securities:
Stock options	88,118	141,732
Denominator for diluted earnings per share weighted average shares	13,822,991	13,847,557
Basic income per share	$0.20	$0.08
Diluted income per share	$0.19	$0.08

Approximately 90,000 and 47,936 stock options for the years ended December 31, 2016 and 2015, respectively, were excluded from the calculation because they were anti-dilutive.
11.
Share-Based Employee Compensation
The Company has employee and non-employee director stock option programs. Related to these programs, the Company recorded $49 and $57 of share-based employee compensation expense during the years ended December 31, 2016 and 2015, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of income. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.
The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2016 and 2015 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. In 2016, the Company paid dividends on June 17th and September 16th. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.
	FY 2016	FY 2015
Expected Volatility	60.7%	52.7%
Expected Dividends	2.0%	0.0%
Expected Term (in years)	3.0-6.5	3.0
Risk-Free Rate	1.35%	0.98%
Estimated forfeitures	0.0%	0.0%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

11.
Share-Based Employee Compensation (Continued)
A summary of stock option activity under the Company’s stock option plans as of December 31, 2016, and changes during the year ended December 31, 2016, are presented below:

As of January 1, 2016	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	291,936	4.07	—	2.68	—
Vested	276,936	4.00	—	2.72	—
Nonvested	15,000	5.35	—	1.93	—

Period activity
Issued	80,000	4.01	—	1.93	—
Exercised	28,000	1.81	—	0.99	—
Forfeited	—	—	—	—	—
Expired	32,936	11.40	—	9.16	—

As of December 31, 2016
Outstanding	311,000	3.48	4.20	1.96	403,610
Vested	231,000	3.30	2.89	1.97	344,410
Nonvested	80,000	4.01	7.96	1.93	59,200

Outstanding:
Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg.Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
1.75	2.23	86,000	1.92	2.68
3.44	5.70	225,000	4.08	4.78
		311,000	3.48	4.20

Exercisable:
Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg.Exercise Price ($)
1.75	2.23	86,000	1.92
3.44	5.70	145,000	4.12
		231,000	3.30

The weighted-average grant-date fair value per option granted during the years ended December 31, 2016 and 2015 was $1.93 and $5.53, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016 and 2015 was approximately $82 and $105, respectively.
12.
Significant Customers
Sales to the U.S. Government represented approximately 58% and 36% of the Company’s total sales for the years ended December 31, 2016 and 2015, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

13.
Retirement Plans
The Company sponsors a participant contributory retirement (401(k)) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2016 and 2015, total contributions made by the Company were $121 and $104, respectively.
14.
Commitments and Contingencies
Royalty Commitment
In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $243 and $109 for the years ended December 31, 2016 and 2015, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.
Purchase Commitments
The Company has purchase commitments for inventory totaling $4,574 as of December 31, 2016.
Self-Insured Health Benefits
The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2016, the plan had a stop-loss provision insuring losses beyond $80 per employee per year and an aggregate stop-loss of $1,810. As of December 31, 2016 and 2015, the Company recorded an accrual for estimated claims in the amount of approximately $172 and $140, respectively, in accrued other expenses and other current liabilities of the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2016 and 2015.
Liability for Product Warranties
Changes in the Company’s liability for its standard two-year product warranties during the years ended December 31, 2016 and 2015 are as follows:
	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2016	$538	$709	$(597)	$650
2015	$384	$538	$(384)	$538

Legal Proceedings
From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2016.
15.
Capital Program
In May 2016, the Company implemented a capital return program that included a stock repurchase program and a quarterly dividend.  Under the program, the Company’s Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.  The repurchase program has no termination date.  Pursuant to the program, the Company’s Board of Directors approved three quarterly dividends of $0.09 per share of the Company's common stock.  The dividends were paid on June 17, 2016, September 16, 2016 and January 13, 2017 to shareholders of record as of June 1, 2016, September 1, 2016 and January 3, 2017, respectively.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Thousands, except share data and percentages)

16.
Subsequent Event
In January 2017, the Company's Board of Directors appointed new Principal Executive Officer, and a new director joined the Board. The Board of Directors also created an Executive Committee of the Board of Directors, which will review and consider strategic investments and carry out the functions of the Board between regular Board meetings.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance U.S. GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that our internal controls over financial reporting were effective as of December 31, 2016. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2017 annual meeting of stockholders, and is incorporated herein by reference.
The disclosure of delinquent filers under Section 16(a) of the Exchange Act will be contained in the “Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2017 annual meeting of stockholders, and is incorporated herein by reference.
We have a separately-designated standing audit committee. Information about our audit committee and the audit committee financial expert will be contained in the “Corporate Governance—Meetings and Committees of the Board of Directors” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2017 annual meeting of stockholders, and is incorporated herein by reference.
We have adopted the Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Code of Ethics for the CEO and Senior Financial Officers (the “Code of Ethics”) containing additional specific policies. The Code of Conduct and the Code of Ethics are posted on our Internet website, www.relm.com, under the “Resources” tab, and are available free of charge, upon request to Corporate Secretary, 7100 Technology Drive, West Melbourne, Florida 32904; telephone number: (321) 984-1414. Any amendment to, or waiver from, the codes applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver unless the rules of the NYSE MKT then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.
Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation for 2016,” “Summary Compensation Table for 2015-2016,” “Outstanding Equity Awards at Fiscal Year-End for 2016,” “Retirement Benefits for 2016,” “Potential Payments Upon Termination in Connection With a Change in Control” and “Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2017 annual meeting of stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2017 annual meeting of stockholders, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2017 annual meeting of stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2017 annual meeting of stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)
The following documents are filed as a part of this report:
1. Consolidated Financial Statements listed below:	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets
as of December 31, 2016 and 2015	F-2
Consolidated Statements of Income and Comprehensive Income
- years ended December 31, 2016 and 2015	F-3
Consolidated Statements of Changes in Stockholders’ Equity
- years ended December 31, 2016 and 2015	F-4
Consolidated Statements of Cash Flows
- years ended December 31, 2016 and 2015	F-5
Notes to Consolidated Financial Statements	F-6

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida, on the 1st day of March 2017.

RELM WIRELESS CORPORATION

Date	By:	/s/ Timothy A. Vitou
Timothy A. Vitou
President

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Timothy A. Vitou and William P. Kelly and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Timothy O’Neil Timothy O’Neil	Chairman of the Board	March 1, 2017
/s/ Timothy A. Vitou Timothy A. Vitou	President (Principal Executive Officer)	March 1, 2017
/s/ William P. Kelly William P. Kelly	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
/s/ D. Kyle Cerminara D. Kyle Cerminara	Director	March 1, 2017
/s/ E. Gray Payne E. Gray Payne	Director	March 1, 2017
/s/ Lewis Johnson Lewis Johnson	Director	March 1, 2017

INDEX TO EXHIBITS
Number	Exhibit
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
3.3	Amended and Restated ByLaws (incorporated by reference from Exhibit 3(iii) to the Company’s Current Report on Form 8-K filed May 29, 2013)
3.4	Amendment to Bylaws dated December 9, 2015 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 10, 2015)
+10.1
2007 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Annex F to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

+10.2	Form of 2007 Non-Employee Directors’ Stock Option Agreement (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
+10.3
2007 Incentive Compensation Plan (incorporated by reference from Annex G to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

+10.4	Form of 2007 Incentive Compensation Plan Stock Option Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.5
Manufacturing Agreement, dated as of September 11, 2001, by and between Shenzhen Hyt Science & Technology Company, LTD. and RELM Wireless Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.6
Loan and Security Agreement, dated as of October 23, 2008, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008)

10.7
First Amendment to Loan and Security Agreement, dated as of October 20, 2010, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2010)

10.8
Second Amendment to Loan and Security Agreement, dated as of June 22, 2011, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011)

10.9
Third Amendment to Loan and Security Agreement, dated as of December 18, 2012, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2012)

10.10
Fourth Amendment to Loan and Security Agreement, dated as of January 28, 2015 and effective as of December 31, 2014, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2015)

Number	Exhibit
10.11
Fifth Amendment to Loan and Security Agreement, dated as of December 29, 2015, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015)

10.12
Sixth Amendment to Loan and Security Agreement, dated as of January 17, 2017 and effective as of December 28, 2016, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2017)

10.13
Agreement, dated as of March 2, 2015, by and among RELM Wireless Corporation and Fundamental Global Investors, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2015)

+10.14	Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and Timothy A. Vitou*
+10.15
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and David P. Storey (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016)

+10.16
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2016)

+10.17
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and James E. Gilley (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 25, 2016)

+10.18	2015 Executive Incentive Bonus Plan (incorporated by reference to the Current Report on Form 8-K filed February 27, 2015)
+10.19
Separation and Release Agreement, executed February 3, 2017, by and between RELM Wireless Corporation and David P. Storey (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 6, 2017)

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

*
Included with this filing
**
Furnished herewith (not filed)
+ Each management contract or compensatory plan or arrangement.