Form 10-Q
period 2017-03-31
RELM WIRELESS CORP
filed 2017-05-09
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☑

There were 13,844,584 shares of common stock, $0.60 par value, of the registrant outstanding at May 1, 2017.

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$8,325	$10,910
Trade accounts receivable, net	3,288	3,448
Inventories, net	14,751	13,999
Prepaid expenses and other current assets	1,042	1,410
Total current assets	27,406	29,767
Property, plant and equipment, net	2,506	2,486
Available-for-sale securities	9,673	6,472
Deferred tax assets, net	2,398	3,418
Other assets	371	401
Total assets	$42,354	$42,544

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,647	$1,973
Accrued compensation and related taxes	1,280	2,193
Accrued warranty expense	846	650
Accrued other expenses and other current liabilities	402	169
Dividends payable	1,242	1,235
Deferred revenue	144	142
Total current liabilities	6,561	6,362

Deferred revenue	382	408
Total liabilities	$6,943	$6,770
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,844,584 and 13,754,749 issued and outstanding shares at March 31, 2017 and December 31, 2016, respectively	8,307	8,253
Additional paid-in capital	25,513	25,382
Accumulated earnings (deficit)	(2,270)	240
Accumulated other comprehensive income	4,120	2,061
Treasury stock, at cost, 49,722 and 30,422 at March 31, 2017 and December 31, 2016 respectively	(259)	(162)
Total stockholders' equity	35,411	35,774
Total liabilities and stockholders' equity	$42,354	$42,544

 See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Sales, net	$7,380	$12,069
Expenses
Cost of products	5,143	8,240
Selling, general and administrative	3,443	3,063
Total expenses	8,586	11,303

Operating (loss) income	(1,206)	766

Other (expense) income:
Net interest income	8	1
Other (expense) income	(87)	1
Loss on disposal of property, plant and equipment	(104)	—
Total other (expense) income	(183)	2

(Loss) income before taxes	(1,389)	768

Income tax benefit (expense)	121	(255)

Net (loss) income	$(1,268)	$513

Net (loss) earnings per share-basic	$(0.09)	$0.04
Net (loss) earnings per share-diluted	$(0.09)	$0.04
Weighted average shares outstanding-basic	14,038,949	13,730,562
Weighted average shares outstanding-diluted	14,038,949	13,798,191

 See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net (loss) income	$(1,268)	$513
Unrealized gain on available-
for-sale securities, net of tax	2,059	293
Total comprehensive income	$791	$806

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Operating activities
Net (loss) income	$(1,268)	$513
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Inventories allowances	33	43
Deferred tax expense	(121)	255
Depreciation and amortization	229	214
Share-based compensation expense	2	12
Loss on disposal of property, plant and equipment	104	-
Changes in operating assets and liabilities:
Trade accounts receivable	160	(3,127)
Inventories	(785)	(785)
Prepaid expenses and other current assets	368	(64)
Other assets	(5)	9
Accounts payable	673	1,860
Accrued compensation and related taxes	(912)	199
Accrued warranty expense	196	(20)
Deferred revenue	(24)	(24)
Customer deposits	-	3,507
Accrued other expenses and other current liabilities	233	20
Net cash (used in) provided by operating activities	(1,117)	2,612

Investing activities
Purchases of property, plant and equipment	(319)	(455)
Investment in securities	-	(481)
Net cash used in investing activities	(319)	(936)

Financing activities
Proceeds from issuance of common stock	183	-
Cash dividends declared and paid	(1,235)	-
Repurchase of common stock	(97)	-
Cash used in financing activities	(1,149)	-

Net change in cash and cash equivalents	(2,585)	1,676
Cash and cash equivalents, beginning of period	10,910	4,669
Cash and cash equivalents, end of period	$8,325	$6,345

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$27	$-

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited
(in Thousands, Except Share and Per Share Data and Percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for a full year.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable and available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of March 31, 2017 and December 31, 2016, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities. There were no transfers of available-for-sale securities between Level 1 and Level 2 during the quarter ended March 31, 2017.

Available-For-Sale Securities

Investments reported on the March 31, 2017 balance sheet consist of marketable equity securities of a publicly held company. As of both March 31, 2017 and December 31, 2016, the investment cost was $3,242. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. Accordingly, investments were classified as non-current and available-for-sale. Investments are marked to market at each measurement date, with unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.

Other Comprehensive Income

Other comprehensive income consists of net income and unrealized gain on available-for-sale securities, net of taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on “Revenue from Contracts with Customers,” which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has begun to analyze the impact of the new standard on its future financial results based on a review of its current contracts and business practices and currently believes that it will retain much of the same accounting treatment as used to recognize revenue under the current standards with no material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under the new standard, inventory should be stated at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company has adopted the new guidance with no material impact on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company has adopted the new guidance with no material impact on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2.
Significant Events and Transactions

During the first quarter of 2017, the Company implemented a number of leadership changes to senior management and the Board of Directors.

Timothy Vitou was promoted to President, replacing David Storey. Mr. Vitou served as the Company’s Senior Vice President of Sales and Marketing since May 2008.

The Company’s Board was also reconfigured with the appointments of General Gray Payne, Charles Lanktree, Ryan Turner, John Struble and Michael Dill, who joined incumbent directors Lewis Johnson and Kyle Cerminara on the Company’s board. Mr. Cerminara was appointed Chairman of the Board. Former directors Goebert and O’Neil resigned from the Board.

  In May 2016, the Company announced and began implementing a capital return program that included a stock repurchase program and a quarterly dividend. Under the program, the Company’s Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program has no termination date.  Please refer to Part II, Item 2 of this report for additional details. Pursuant to the program, the Company’s Board of Directors declared a quarterly dividends of $0.09 per share of the Company's common stock on March 17, 2017 to shareholders of record as of March 31, 2017. These dividends were paid on April 17, 2017.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $3,338 and $3,498 at March 31, 2017 and December 31, 2016, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventory, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2017	December 31, 2016
Finished goods	$3,553	$3,216
Work in process	6,778	6,612
Raw materials	4,420	4,171
	$14,751	$13,999

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,631 at March 31, 2017, compared with approximately $1,607 at December 31, 2016.

5.
Income Taxes

Income tax benefit totaling approximately $121 and income tax expense totaling approximately $255 have been recorded for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company’s net deferred tax assets totaled approximately $2,398 and $3,418, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”), and research and development costs and tax credits partially offset by an increase to deferred tax liabilities of $1,142 derived from the unrealized gain on available-for-sale securities.  As of March 31, 2017, these NOLs total approximately $1,625 for federal and $11,899 for state purposes, with expirations starting in 2018 through 2030.

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

Based on management’s analysis of all available evidence, both positive and negative, the Company’s management has concluded that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management asserts that it is more likely than not that approximately $129 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2017.

6.
Investment in Securities

As of March 31, 2017, the Company, through its wholly owned subsidiary, had purchased approximately 1.8 million shares of Iteris, Inc. (NASDAQ: ITI), which represented approximately 5.5% of Iteris’s outstanding shares.  At March 31, 2017, the corresponding unrealized gain of approximately $3,201, net of tax of $1,142, is included in accumulated other comprehensive income as a separate component of stockholders’ equity.  There was no impact to the Company’s statement of operations.

On July 29, 2016, the Company, one of the Company’s significant stockholders, and certain of their affiliates, entered into an agreement with Iteris. Pursuant to the agreement, a director of the Company, who is an executive, co-founder and partner of the significant stockholder that is party to the agreement, was appointed to the Board of Directors of Iteris.  As of March 31, 2017, the Company and the significant stockholder of the Company beneficially own in the aggregate 2,600,194 shares of Iteris, which represents approximately 8.1% of Iteris’s outstanding shares.

7.
Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2017 are as follows:

					Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income	Stock	Total

Balance at December 31, 2016	13,754,749	$8,253	$25,382	$240	$2,061	$(162)	$35,774
Common stock options exercised and issued	89,835	54	129	-	-	-	183
Share-based compensation expense	-	-	2	-	-	-	2
Dividends declared				(1,242)	-	-	(1,242)
Net loss	-	-	-	(1,268)	-	-	(1,268)
Unrealized gain on available-for-sale securities	-	-	-	-	2,059	-	2,059
Repurchase of common stock	-	-	-	-	-	(97)	(97)
Balance at March 31, 2017	13,844,584	$8,307	$25,513	$(2,270)	$4,120	$(259)	$35,411

8.
Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net (loss) income (numerator for basic and diluted earnings per share)	$(1,268)	$513
Denominator:
Denominator for basic earnings per share weighted average shares	14,038,949	13,730,562

Effect of dilutive securities:
Options	-	67,629

Denominator:
Denominator for diluted earnings per share weighted average shares	14,038,949	13,798,191

Basic (loss) earnings per share	$(0.09)	$0.04
Diluted (loss) earnings per share	$(0.09)	$0.04

Approximately 106,000 stock options granted for the three months ended March 31, 2017 were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has employee and non-employee director stock option programs. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $2 for the three months ended March 31, 2017, compared with $12 for the same quarter last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2017 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 11 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2017 is presented below:

As of January 1, 2017	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	311,000	3.48	-	1.96	-
Vested	231,000	3.30	-	1.97	-
Nonvested	80,000	4.01	-	1.93	-
Period activity
Issued	178,500	5.10	-	1.36	-
Exercised	125,000	2.88	-	1.62	-
Forfeited	60,000	3.95	-	2.03	-
Expired	-	-	-	-	-
As of March 31, 2017
Outstanding	304,500	4.58	7.46	1.73	150,960
Vested	108,000	3.80	3.77	2.37	136,850
Nonvested	196,500	5.02	9.50	1.38	14,110

10.
Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On March 28, 2017, The Sales Group, Inc. (“TSG”) purported to file a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG has asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes, and an accounting of alleged unpaid sales commissions. TSG’s complaint seeks damages in the amount of $6,090,000 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period of time, a buyout of TSG’s alleged rights for a negotiated sum, or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The Company believes that TSG’s claim has no merit, that the Company had the right to terminate TSG without the payment of any further sales commissions and intends to defend against this litigation vigorously. The outcome of this uncertainty cannot presently be determined, accordingly no provision related to this matter has been made in the condensed consolidated financial statements.

Purchase Commitments

As of March 31, 2017, the Company had purchase orders to suppliers for inventory of approximately $5,249.

Significant Customers

Sales to the United States government agencies represented approximately $2,917 (39.5%) of the Company’s total sales for the three months ended March 31, 2017, compared with approximately $6,729 (55.8%) for the same quarter last year. Accounts receivable from agencies of the United States government were $1,180 as of March 31, 2017, compared with approximately $4,185 at the same date last year.

Sales to a Canadian governmental agency represented approximately $1,321 (17.90%) of the Company’s total sales for the three months ended March 31, 2017, compared with approximately $1,660 (13.75%) for the same quarter last year. Accounts receivable from this Canadian governmental agency were $1,052 as of March 31, 2017, compared with $1,659 at the same date last year.

11.
Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1,000 (subject to a borrowing base) and a maturity date of December 27, 2017. As of March 31, 2017, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, there were no borrowings outstanding under the revolving credit facility and there was $1,000 of borrowing available under the revolving credit facility.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

Reported dollar amounts in management’s discussion and analysis (“MD&A”) are disclosed in millions or as whole dollar amounts.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report and the management’s discussion and analysis, Consolidated Financial Statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Executive Overview

We design, manufacture and market two-way land mobile radios, repeaters, base stations, and related components and subsystems.

Two-way land mobile radios can be hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We incorporate both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public-Safety Communications Officials (“APCO Project 25,” or “P-25”).

We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

First Quarter Summary

During the quarter, we implemented several meaningful leadership changes to senior management and the board of directors (see note 2 to our Condensed Consolidated Financial Statements in this report). We believe the collective backgrounds and experience of the new Board of Directors position the Company for future opportunities and enhancing shareholder value. As a result of these and other related changes, we incurred certain expenses during the quarter that are anticipated to be non-recurring. These expenses are discussed further in the pertinent sub-sections of this MD&A.

For the three months ended March 31, 2017, our sales totaled approximately $7.4 million, compared with $12.1 million for the first quarter last year. Sales of P-25 digital products for the first quarter of 2017 totaled approximately $5.5 million (74.3% of total sales), compared with approximately $7.9 million (65.5% of total sales) for the first quarter last year. Last year’s first quarter included sales from our contract with the U.S. Transportation Security Administration (“TSA”), which were completed during 2016.

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2017 totaled approximately 30.3%, compared with 31.7% for the first quarter last year.

For the three months ended March 31, 2017, selling, general and administrative expenses (“SG&A”) totaled approximately $3.4 million (46.7% of sales), compared with approximately $3.1 million (25.4% of sales) for the same quarter last year.

The pretax loss for the three months ended March 31, 2017 totaled approximately $1.4 million, compared with pretax income of approximately $768,000 for the same quarter last year.

For the three months ended March 31, 2017, we recognized an income tax benefit totaling approximately $121,000, compared with tax expense of $255,000 for the same quarter last year. Our income tax expense is largely non-cash due to utilization of our net operating loss carryforwards (“NOLs”).

Net loss for the three months ended March 31, 2017 was approximately $1.3 million ($0.09 per basic and diluted share), compared with net income of $513,000 ($0.04 per basic and diluted share) for the same quarter last year.

As of March 31, 2017, working capital totaled approximately $20.8 million, of which approximately $11.6 million was comprised of cash, cash equivalents, and trade receivables. As of December 31, 2016, working capital totaled approximately $23.4 million, of which approximately $14.4 million was comprised of cash, cash equivalents, and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of SalesThree Months Ended
	March 31, 2017	March 31, 2016

Sales	100.0%	100.0%
Cost of products	(69.7)	(68.3)
Gross margin	30.3	31.7
Selling, general and administrative expenses	(46.7)	(25.4)
Net interest income	0.0	0.0
Other (expense) income	(2.4)	0.0
Pretax (loss) income	(18.8)	6.3
Income tax benefit (expense)	1.6	(2.1)
Net (loss) income	(17.2)%	4.2%

Net Sales

For the first quarter ended March 31, 2017, net sales totaled approximately $7.4 million, compared with approximately $12.1 million for the same quarter last year. Sales of P-25 digital products for the quarter totaled approximately $5.5 million (74.3% of total sales), compared with approximately $7.9 million (65.5% of total sales) for the same quarter last year.

The comparative decrease in total sales and sales of digital products for the first quarter of 2017 was attributed primarily to last year’s delivery orders from the TSA, which were not replicated this year. Also, after a sluggish start in the first two months of the quarter, demand from other federal, state and local agencies and international customers showed promise with a rebound in March.

Later in the first quarter of 2017, the pace of requests for quotes, information and contract proposals was active and we have a healthy funnel of sales prospects. To capitalize on our momentum and drive sales growth, we expanded our sales resources in the first quarter and have plans to do so in coming quarters as well.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the first quarter ended March 31, 2017 was 30.3%, compared with 31.7% for the first quarter last year.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Early in the first quarter of 2017, our cost of products and gross profit margins were negatively impacted by sales mix and lower production volumes, which resulted in suboptimal utilization and absorption of our manufacturing and support expenses. We also incurred expenses totaling approximately $0.3 million related to a product enhancement and the discontinuation of a product development initiative. We believe the enhancement is complete and the expenses are anticipated to be non-recurring. For the same quarter last year, gross profit margins were negatively impacted by competitive factors associated with the TSA business.

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

SG&A expenses for the first quarter of 2017 were approximately $3.4 million (46.7% of sales), which includes certain non-recurring expenses discussed later in this section. Comparatively, SG&A expenses for last year’s first quarter totaled approximately $3.1 million (25.4% of sales).

Engineering and product development expenses for the first quarter of 2017 totaled approximately $953,000 (12.9% of total sales), compared with $899,000 (7.4% of total sales) for the same quarter last year. Contributing to the increase in engineering expenses was approximately $26,000 of costs related to the resolution of a specific product matter. These expenses are anticipated to be non-recurring.

Marketing and selling expenses for the first quarter of 2017 were materially unchanged compared with the first quarter last year, totaling approximately $1.3 million, or 17.6% and 11.0% of total sales, in the first quarter of 2017 and 2016, respectively. We expanded our sales staff during the quarter and recognized incentives related to sales performance. We also launched a branding initiative designed to leverage the strength and recognition of our flagship brand.

General and administrative expenses for the first quarter of 2017 totaled approximately $1.2 million (15.6% of total sales), compared with approximately $835,000 (6.9% of total sales) for the same quarter last year. The increase was related to expenses totaling approximately $0.4 million associated with changes in senior management that are non-recurring.

Operating (Loss) Income

Operating loss for the first quarter ended March 31, 2017 totaled approximately $1.2 million (16.3% of sales), compared with operating income of approximately $766,000 (6.3% of sales) for the same quarter last year. Operating loss for the first quarter of 2017 was primarily the product of a sales decline and increased product costs and SG&A expenses, certain of which are considered non-recurring.

Other Income (Expense)

We realized net interest income of $8,000 and $1,000 for the quarters ended March 31, 2017 and 2016, respectively. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of March 31, 2017 was Wall Street Journal prime rate plus 25 basis points (4.25% as of March 31, 2017).

For the first quarter of 2017, we recorded a non-recurring loss of approximately $104,000 on the disposal of assets related to a discontinued product initiative. We also recognized an exchange loss of approximately $74,000 related to sales under a Canadian-dollar-denominated contract. No comparable expenses were incurred during last year’s first quarter.

Income Taxes

We recorded an income tax benefit of approximately $121,000 for the first quarter ended March 31, 2017, compared with income tax expense of approximately $255,000 for the same quarter last year. Our income tax expense is primarily non-cash.

As of March 31, 2017, our net deferred tax assets totaled approximately $2.4 million, and are primarily composed of NOLs, offset by deferred tax liabilities of $1,142 thousand primarily derived from the unrealized gain on available-for-sale securities.  These NOLs total $1,625 thousand for federal and $11,899 thousand for state purposes, with expirations starting in 2018 through 2030.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration. We analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management asserts that it is more likely than not that approximately $129,000 of the deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize the Florida NOLs. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2017.

Liquidity and Capital Resources

For the three months ended March 31, 2017, net cash used in operating activities totaled approximately $1.1 million, compared with cash provided by operating activities of approximately $2.6 million for the same quarter last year.  Cash used in operating activities was primarily related to net loss, inventories, and accrued compensation and related taxes and also a large change in customer deposits, partially offset by accounts payable.

For the three months ended March 31, 2017, we had a net loss of approximately $1.3 million compared with net income of approximately $513,000 for the same quarter last year. Net inventories increased during the three months ended March 31, 2017 by approximately $785,000 primarily due to material purchases. For the first quarter last year, inventories increased approximately the same amount. Accrued compensation and related taxes decreased by approximately $912,000 during the first quarter 2017 as performance incentives were paid. For last year’s first quarter, accrued compensation and related taxes increased by approximately $199,000. Accounts payable for the three months ended March 31, 2017 increased approximately $673,000, compared with $1.9 million for the same quarter last year due to material purchases. Depreciation and amortization totaled approximately $229,000 for the three months ended March 31, 2017, compared with approximately $214,000 for the same period last year, as a result of equipment purchases.

Cash used in investing activities for the three months ended March 31, 2017 totaled approximately $319,000, which was primarily related to the purchase of engineering equipment. For the same quarter last year approximately $481,000 was used for the investment in Iteris common stock (see Note 6 to our Condensed Consolidated Financial Statements in this report), and $455,000 was utilized for the purchase of manufacturing and engineering equipment.

For the three months ended March 31, 2017, approximately $1.1 million was used in financing activities, primarily related to our capital return program, which included a quarterly dividend of $0.09 per share totaling approximately $1.2 million and stock repurchases totaling approximately $97,000. We also received approximately $183,000 provided by the issuance of common stock upon the exercise of stock options. For the same quarter last year, there was no cash provided by or used in financing activities.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1.0 million and a maturity date of December 27, 2017. As of March 31, 2017 and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As of March 31, 2017 and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of March 31, 2017 and the date of this report, there was $1.0 million of borrowing available under the revolving credit facility.

Our cash balance at March 31, 2017 was approximately $8.3 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future. However, the financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended March 31, 2017 as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Securities Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the first three months ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

Reference is made to Note 10 (Commitments and Contingencies) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
01/01/17-1/31/17	10,000	$4.95	10,000	459,578
02/01/17-02/28/17	4,400	$5.27	4,400	455,178
03/01/17 – 03/31/17	4,900	$5.10	4,900	450,278
Total	19,300	$5.11	19,300

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 9, 2017	By:/s/ Timothy A.Vitou
Timothy A.Vitou President (Principal executive officer and duly authorized officer)

Date: May 9, 2017	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 3(iv)	Amendment to By-Laws, dated December 9, 2015(4)
+Exhibit 10.1	Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and Timothy A. Vitou
+Exhibit 10.2	Amendment to the RELM Wireless Corporation 2007 Incentive Compensation Plan, effective as of March 17, 2017(5)
Exhibit 31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

+Each management contract or compensatory plan or arrangement.

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

(3)
Incorporated by reference from Exhibit 3(iii) to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)
Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 10, 2015.

(5)
Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2017.