Form 10-Q
period 2017-06-30
RELM WIRELESS CORP
filed 2017-08-01
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐   No ☑

There were 13,844,584 shares of common stock, $0.60 par value, of the registrant outstanding at July 31, 2017.

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$7,490	$10,910
Available-for-sale-securities	2,103	—
Trade accounts receivable, net	5,313	3,448
Inventories, net	14,793	13,999
Prepaid expenses and other current assets	884	1,410
Total current assets	30,583	29,767
Property, plant and equipment, net	2,427	2,486
Available-for-sale securities	7,942	6,472
Deferred tax assets, net	1,943	3,418
Other assets	356	401
Total assets	$43,251	$42,544

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,872	$1,973
Accrued compensation and related taxes	1,355	2,193
Accrued warranty expense	1,060	650
Accrued other expenses and other current liabilities	372	169
Dividends payable	275	1,235
Deferred revenue	147	142
Total current liabilities	6,081	6,362

Deferred revenue	397	408
Total liabilities	$6,478	$6,770
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,844,584 and13,754,749 issued and outstanding shares at June 30, 2017 and December 31, 2016, respectively	8,307	8,253
Additional paid-in capital	25,533	25,382
Accumulated (deficit) earnings	(1,227)	240
Accumulated other comprehensive income	4,539	2,061
Treasury stock, at cost, 76,722 and 30,422 at June 30, 2017 and December 31, 2016, respectively	(379)	(162)
Total stockholders' equity	36,773	35,774
Total liabilities and stockholders' equity	$43,251	$42,544

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales, net	$10,762	$16,664	$18,142	$28,733
Expenses
Cost of products	6,268	11,073	11,411	19,313
Selling, general and administrative	3,521	3,497	6,964	6,560
Total expenses	9,789	14,570	18,375	25,873

Operating income (loss)	973	2,094	(233)	2,860

Other income (expense):
Interest income	10	1	18	2
Gain on available-for-sale
securities	617	—	617	—
Loss on disposal of property,
plant and equipment	—	—	(104)	—
Other (expense) income	(60)	7	(147)	8
Total other income	567	8	384	10

Income before income taxes	1,540	2,102	151	2,870

Income tax expense	(222)	(737)	(101)	(992)

Net income	$1,318	$1,365	$50	$1,878

Net earnings per share-basic:	$0.10	$0.10	$0.00	$0.14
Net earnings per share-diluted:	$0.10	$0.10	$0.00	$0.14
Weighted average shares outstanding-basic	13,785,046	13,734,286	13,759,732	13,732,424
Weighted average shares outstanding-diluted	13,814,690	13,841,208	13,902,587	13,819,700

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$1,318	$1,365	$50	$1,878
Unrealized gain on available-
for-sale securities, net of tax	419	480	2,478	773
Total comprehensive income	$1,737	$1,845	$2,528	$2,651

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Operating activities
Net income	$50	$1,878
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventories allowances	49	64
Deferred tax expense	100	610
Depreciation and amortization	471	456
Share-based and stock compensation expense	16	26
Restricted stock unit compensation expense	6	-
Realized tax benefit from stock option exercise	-	380
Gain on available-for-sale securities	(617)	-
Loss on disposal of property, plant and equipment	104	-
Changes in operating assets and liabilities:
Trade accounts receivable	(1,865)	(1,794)
Inventories	(843)	320
Prepaid expenses and other current assets	527	1,175
Other assets	(25)	17
Accounts payable	899	2,275
Accrued compensation and related taxes	(838)	676
Accrued warranty expense	410	(20)
Deferred revenue	(6)	(16)
Customer deposits	-	989
Accrued other expenses and other current liabilities	203	66
Net cash (used in) provided by operating activities	(1,359)	7,102

Investing activities
Purchases of property, plant and equipment	(447)	(962)
Investment in securities	-	(481)
Proceeds from sale of available-for-sale securities	897	-
Net cash provided by (used in) investing activities	450	(1,443)

Financing activities
Proceeds from issuance of common stock	183	10
Cash dividends declared and paid	(2,477)	(1,236)
Repurchase of common stock	(217)	(22)
Cash used in financing activities	(2,511)	(1,248)

Net change in cash and cash equivalents	(3,420)	4,411
Cash and cash equivalents, beginning of period	10,910	4,669
Cash and cash equivalents, end of period	$7,490	$9,080

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$-
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$27	$4

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for a full year.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable and available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of June 30, 2017, and December 31, 2016, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities. There were no transfers of available-for-sale securities between Level 1 and Level 2 during the six months ended June 30, 2017.

Available-For-Sale Securities

Investments reported on the June 30, 2017 and December 31, 2016 balance sheets consist of marketable equity securities of a publicly held company. As of June 30, 2017, and December 31, 2016, the investment cost was $2,944 and $3,242, respectively. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. During the three months ended June 30, 2017, the Company’s Board of Directors authorized the sale of up to $3 million of available-for-sale securities. Thereafter, the Company sold a portion of its available-for-sale securities for approximately $897 and realized a gain on the sales of approximately $617. Accordingly, available-for sale-securities totaling approximately $2.1 million were classified as current assets as of June 30, 2017, while the remainder were classified as non-current assets. Investments are marked to market at each measurement date, with changes in net unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.

Other Comprehensive Income

Other comprehensive income consists of net income and unrealized gain on available-for-sale securities, net of taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on “Revenue from Contracts with Customers,” which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and estimates and changes in those estimates. It permits the use of either a retrospective or cumulative effect transition method. Because the Company’s primary source of revenues is from shipments of products, the Company does not expect the impact on its consolidated financial statements to be material.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on the consolidated financial statements under existing accounting guidance, but the Company is still evaluating all the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

2.
Significant Events and Transactions

In June 2017, the Company changed its capital return program, authorizing the repurchase of 500,000 shares of the Company's common stock in addition to the 500,000 shares originally authorized, for a total repurchase authorization of 1 million shares, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program has no termination date.  In addition, pursuant to the capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company's common stock on June 14, 2017 to shareholders of record as of June 30, 2017. These dividends were paid on July 17, 2017.

On June 15, 2017, the Company’s shareholders approved the 2017 incentive compensation plan. Under the plan, the Company’s compensation committee of the Board of Directors granted to each non-employee director an award of restricted stock units (“RSUs”) equal to $20, with the number of RSUs calculated based on the Company’s common stock price on the date of grant. The RSUs vest in full twelve months after the grant date, subject to continued service as a director through the vesting date. The shares underlying the RSU awards are not issued until the RSUs vest in full. Upon vesting, each RSU converts into one share of the Company’s common stock.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $5,363 and $3,498 at June 30, 2017 and December 31, 2016, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2017	December 31, 2016
Finished goods	$3,214	$3,216
Work in process	7,038	6,612
Raw materials	4,541	4,171
	$14,793	$13,999

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,647 at June 30, 2017, compared with approximately $1,607 at December 31, 2016.

5.
Income Taxes

Income tax expense totaling approximately $222 and $101 has been recorded for the three and six months ended June 30, 2017, respectively, compared with $737 and $992, respectively, for the same periods last year.

As of June 30, 2017, and December 31, 2016, the Company’s net deferred tax assets totaled approximately $1,943 and $3,418, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”), and research and development costs and tax credits partially offset by an increase to deferred tax liabilities of $1,374 derived from the unrealized gain on available-for-sale securities.  As of June 30, 2017, these NOLs total approximately $1,629 for federal and $11,899 for state purposes, with expirations starting in 2018 through 2030.

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

Based on management’s analysis of all available evidence, both positive and negative, the Company’s management has concluded that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimated that as of June 30, 2017, it is more likely than not that approximately $129 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2017.

6.
Investment in Securities

As of June 30, 2017, the Company, through its wholly owned subsidiary, held approximately 1.6 million shares of Iteris, Inc. (NASDAQ: ITI), which represented approximately 5.0% of Iteris’s outstanding shares.  During the three months ended June 30, 2017, the Company’s board of directors authorized the sale of up to $3 million of its shares of Iteris common stock. Thereafter, the Company sold 163,221 shares for approximately $897, realizing a gain on the sales of approximately $617. At June 30, 2017, the Company recognized unrealized gains of approximately $2,478, net of tax of $232, which is included in accumulated other comprehensive income as a separate component of stockholders’ equity.

On July 29, 2016, the Company, one of the Company’s significant stockholders, and certain of their affiliates, entered into an agreement with Iteris. Pursuant to the agreement, a director of the Company, who is an executive, co-founder and partner of the significant stockholder that is party to the agreement, was appointed to the Board of Directors of Iteris.  As of June 30, 2017, the Company and the significant stockholder of the Company beneficially own in the aggregate 2,126,948 shares of Iteris, which represents approximately 6.5% of Iteris’s outstanding shares.

7.
Stockholders’ Equity

The changes in consolidated stockholders’ equity for the six months ended June 30, 2017 are as follows:

					Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income	Stock	Total

Balance at December 31, 2016	13,754,749	$8,253	$25,382	$240	$2,061	$(162)	$35,774
Common stock options exercised
and issued	89,835	54	129	-	-	-	183
Share-based compensation
expense	-	-	16	-	-	-	16
RSUs compensation expense	-	-	6	-	-	-	6
Dividends declared				(1,517)	-	-	(1,517)
Net income	-	-	-	50	-	-	50
Unrealized gain on
available-for-sale securities	-	-	-	-	2,478	-	2,478
Repurchase of common stock	-	-	-	-	-	(217)	(217)
Balance at June 30, 2017	13,844,584	$8,307	$25,533	$(1,227)	$4,539	$(379)	$36,773

8.
Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,318	$1,365	$50	$1,878
Denominator:
Denominator for basic earnings per share weighted average shares	13,785,046	13,734,286	13,759,732	13,732,424

Effect of dilutive securities:
Options and RSUs	29,644	106,922	142,855	87,276

Denominator:
Denominator for diluted earnings per share weighted average shares	13,814,690	13,841,208	13,902,587	13,819,700

Basic income per share	$0.10	$0.10	$0.00	$0.14
Diluted income per share	$0.10	$0.10	$0.00	$0.14

Approximately 178,500 stock options granted for the three and six months ended June 30, 2017 were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $14 and $16 for the three and six months ended June 30, 2017, respectively, compared with $14 and $26, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2017 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 11 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2017 is presented below:

As of January 1, 2017	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	311,000	3.48	-	1.96	-
Vested	231,000	3.30	-	1.97	-
Non-vested	80,000	4.01	-	1.93	-
Period activity
Issued	178,500	5.10	-	1.36	-
Exercised	125,000	2.88	-	1.62	-
Forfeited	75,000	4.26	-	1.99	-
Expired	-	-	-	-	-
As of June 30, 2017
Outstanding	289,500	4.54	7.32	1.73	39,860
Vested	108,000	3.69	3.61	2.28	39,860
Non-vested	181,500	5.04	9.53	1.40	-

Restricted Stock Units

On June 15, 2017, the Company granted to each non-employee director RSUs with a grant fair value of $20 per award, which will vest on June 15, 2018, subject to continued service through such vesting date.

10.
Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On March 28, 2017, The Sales Group, Inc. (“TSG”) purported to file a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG has asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes, and an accounting of alleged unpaid sales commissions. TSG’s complaint seeks damages in the amount of $6,090 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum, or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The Company believes that TSG’s claim has no merit, that the Company had the right to terminate TSG without the payment of any further sales commissions and intends to defend against this litigation vigorously. The Company filed a motion to dismiss, or in the alternative, stay the case pending arbitration of the dispute. A hearing on the motion was held on July 24, 2017. The Company took the position in briefing and at the hearing that the dispute should be arbitrated. The Court indicated at the hearing that it will consider whether arbitration is appropriate after some discovery is conducted. The outcome of this matter cannot presently be determined; accordingly, no related provision has been made in the Condensed Consolidated Financial Statements.

Purchase Commitments

As of June 30, 2017, the Company had purchase orders to suppliers for inventory of approximately $7,128.

Significant Customers

Sales to the United States government agencies represented approximately $3,018 (28.0%) and $5,935 (32.7%) of the Company’s total sales for the three and six months ended June 30, 2017, respectively, compared with approximately $10,055 (60.3%) and $16,785 (58.4%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $924 as of June 30, 2017, compared with approximately $2,765 at the same date last year.

11.
Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1,000 (subject to a borrowing base) and a maturity date of December 27, 2017. As of June 30, 2017, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, there were no borrowings outstanding under the revolving credit facility and there was $1,000 of borrowing available under the revolving credit facility.

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

●
maintenance of our NYSE American listing; and

●
the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report and the MD&A, Consolidated Financial Statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Second Quarter Summary

Our financial and operating results for the second quarter of 2017 improved compared with the first quarter of 2017, yielding increases in sales and earnings. Compared with the second quarter last year, sales and earnings decreased due to the positive impact in 2016 of sales related to our contract with the U.S. Transportation Security Administration (“TSA”). Also during the second quarter, we declared a dividend of $0.02 per share and increased to 1 million the total number of shares authorized under our repurchase program.

For the three months ended June 30, 2017, our sales totaled approximately $10.8 million, compared with $16.7 million for the same quarter last year, and $7.4 million for the preceding quarter. Sales of P-25 digital products for the second quarter of 2017 totaled approximately $7.7 million (71.1% of total sales), compared with approximately $10.5 million (63.0% of total sales) for the second quarter last year.

For the six months ended June 30, 2017, net sales totaled approximately $18.1 million, compared with approximately $28.7 million for the same period last year. Sales of P-25 digital products for the six months ended June 30, 2017 totaled approximately $13.1 million (72.4% of total sales), compared with approximately $18.4 million (64.0% of total sales) for the same period last year.

Last year’s three and six month periods included sales from our contract with the TSA, which were completed during 2016.

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2017 totaled approximately 41.8%, compared with 33.6% for the second quarter last year. For the six months ended June 30, 2017, gross profit margins as a percentage of sales totaled approximately 37.1%, compared with approximately 32.8% for the same period last year. The comparative changes in gross profit margins were attributed primarily to competitive factors associated with last year’s TSA contract and delivery orders.

For the three months ended June 30, 2017, selling, general and administrative expenses (“SG&A”) totaled approximately $3.5 million (32.7% of sales), compared with approximately $3.5 million (21.0% of sales) for the same quarter last year. For the six months ended June 30, 2017, SG&A expenses totaled approximately $7.0 million (38.4% of sales), compared with approximately $6.6 million (22.8% of sales) for the same period last year.

For the three months ended June 30, 2017, other income totaled approximately $0.6 million primarily from gains on sales of Iteris common stock (see Note 6 to the Condensed Consolidated Financial Statements on Page 9 of this report).

Pretax income for the three months ended June 30, 2017, totaled approximately $1.5 million, compared with approximately $2.1 million for the same quarter last year. For the six months ended June 30, 2017 pretax income totaled approximately $151,000, compared with approximately $2.9 million for the same period last year.

For the three months ended June 30, 2017, we recognized income tax expense totaling approximately $222,000, compared with $737,000 for the same quarter last year. For the six months ended June 30, 2017 income tax expense totaled approximately $101,000, compared with approximately $1.0 million for the same period last year. Our income tax expense is largely non-cash due to utilization of our net operating loss carryforwards (“NOLs”).

Net income for the three months ended June 30, 2017 was approximately $1.3 million ($0.10 per basic and diluted share), compared with approximately $1.4 million ($0.10 per basic and diluted share) for the same quarter last year. For the six months ended June 30, 2017, net income totaled approximately $50,000, compared with approximately $1.9 million for the same period last year.

As of June 30, 2017, working capital totaled approximately $24.5 million, of which approximately $12.8 million was comprised of cash, cash equivalents, and trade receivables. As of December 31, 2016, working capital totaled approximately $23.4 million, of which approximately $14.4 million was comprised of cash, cash equivalents, and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our Condensed Consolidated Statements of Operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(58.2)	(66.4)	(62.9)	(67.2)
Gross margin	41.8	33.6	37.1	32.8
Selling, general and administrative expenses	(32.7)	(21.0)	(38.4)	(22.8)
Other income (expense)	5.2	0.0	2.1	0.0
Income before income taxes	14.3	12.6	0.8	10.0
Income tax expense	(2.1)	(4.4)	(0.5)	(3.5)
Net income	12.2%	8.2%	0.3%	6.5%

Net Sales

For the second quarter ended June 30, 2017, net sales totaled approximately $10.8 million, compared with approximately $16.7 million for the same quarter last year. Sales of P-25 digital products for the quarter totaled approximately $7.7 million (71.1% of total sales), compared with approximately $10.5 million (63.0% of total sales) for the same quarter last year.

For the six months ended June 30, 2017, net sales totaled approximately $18.1 million, compared with approximately $28.7 million for the same period last year. Sales of P-25 digital products for the period totaled approximately $13.1 million (72.4% of total sales), compared with approximately $18.4 million (64.0% of total sales) for the same period last year.

The comparative decrease in total sales and sales of digital products for the three and six-month periods of 2017 was attributed primarily to last year’s delivery orders from the TSA, which were not replicated this year. During the second quarter, however, we experienced resurgent demand from some state and federal government agencies as sales increased approximately 45.8% from the first quarter of 2017. Compared to last year’s second quarter, sales to agencies other than the TSA increased approximately 34.3%.

We also believe our funnel of future sales prospects is healthy. To maximize the funnel and drive sales growth moving forward, we added sales resources during the first six months of 2017.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the second quarter ended June 30, 2017 was 41.8%, compared with 33.6% for the same quarter last year. For the six months ended June 30, 2017, gross profit margin as a percentage of sales was 37.1%, compared with 32.8% for the same period last year.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. During the second quarter of 2017 the mix of product sales improved relative to the first quarter. Also, as a result of increased production volumes, we more fully utilized and absorbed our base of manufacturing overhead expenses. For last year’s second quarter and six-month period, gross profit margins were negatively impacted by competitive factors associated with the TSA business.

During the quarter, we launched an initiative to evaluate and improve all aspects of our manufacturing, including quality, costs and efficiencies. We believe this initiative will yield benefits in future quarters. We continue to utilize contract manufacturing relationships for production efficiencies and to manage material and labor costs. We anticipate that our current contract manufacturing relationships or comparable alternatives will be available to us in the future. We may encounter product cost and competitive pricing pressures in the future. However, the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the second quarter of 2017 were materially unchanged from the same quarter last year, totaling approximately $3.5 million, or 32.7% and 21.0% of total sales for 2017 and 2016, respectively. For the six months ended June 30, 2017, SG&A expenses totaled approximately $7.0 million (38.4% of sales), compared with $6.6 million (22.8% of sales) for the same period last year.

Engineering and product development expenses for the second quarter of 2017 totaled approximately $1.2 million (11.1% of total sales), compared with $1.1 million (6.9% of total sales) for the same quarter last year. For the six-month period engineering and product development expenses totaled approximately $2.1 million (11.8% of sales), compared with approximately $2.0 million (7.1% of sales) for the same period last year. Contributing to the increase in engineering expenses were costs related to new product development projects.

Marketing and selling expenses for the second quarter of 2017 totaled approximately $1.3 million (11.7% of sales) compared with approximately $1.5 million (9.0% of sales) for the second quarter last year. For the six-month period, marketing and selling expenses totaled approximately $2.6 million (14.2% of sales), compared with $2.8 million (9.8% of sales) for the same period last year. The decrease for both periods is attributed primarily to incentive compensation directly related to sales performance. These decreases were partially offset by expenses related to new sales staff.

General and administrative expenses for the second quarter of 2017 totaled approximately $1.1 million (9.9% of total sales), compared with approximately $861,000 (5.2% of total sales) for the same quarter last year. For the six-month period, general and administrative expenses totaled approximately $2.2 million (12.3% of sales), compared with $1.7 million (5.9% of sales) for the same period last year. The increases were related to certain headquarters professional fees, as well as approximately $0.4 million in non-recurring first quarter expenses associated with changes in senior management.

Operating Income (Loss)

Operating income for the second quarter ended June 30, 2017 totaled approximately $1.0 million (9.1% of sales), compared with approximately $2.1 million (12.6% of sales) for the same quarter last year. For the six-month period, we recognized an operating loss of approximately $233,000 compared with operating income of approximately $2.9 million for the same period last year. The decrease in operating income for both periods was attributed primarily to the impact of last year’s sales to the TSA and related product costs as well as certain SG&A expenses, some of which are considered non-recurring.

Other Income (Expense)

We realized net interest income of $10,000 and $1,000 for the quarters ended June 30, 2017 and 2016, respectively. For the six-month periods ended June 30, 2017 and 2016, we earned net interest income of approximately $18,000 and $2,000, respectively. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of June 30, 2017 was Wall Street Journal prime rate plus 25 basis points (4.50% as of June 30, 2017).

During the three months ended June 30, 2017, we sold 163,221 shares of Iteris, realizing a gain on the sales of approximately $0.6 million (See Note 6 to the Condensed Consolidated Financial statements on page 9 of this report). There were no comparable gains recorded for the same period last year.

For the six-month period of 2017, partially offsetting the aforementioned gain on sale of securities, we recorded a non-recurring loss on the disposal of assets related to a discontinued product initiative. We also recognized an exchange loss related to sales under a Canadian-dollar-denominated contract. No comparable expenses were incurred during the same period last year.

Income Taxes

We recorded income tax expense of approximately $222,000 for the second quarter ended June 30, 2017, compared with approximately $737,000 for the same quarter last year. For the six-month period of 2017 we recorded income tax expense of approximately $101,000 compared with approximately $1.0 million for the same period last year. Our income tax expense is primarily non-cash.

As of June 30, 2017, our net deferred tax assets totaled approximately $1.9 million, and are primarily composed of NOLs, offset by deferred tax liabilities of $1,374 primarily derived from the unrealized gain on available-for-sale securities.  These NOLs total $1.6 million for federal and $11.9 million for state purposes, with expirations starting in 2018 through 2030.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management asserts that it is more likely than not that approximately $129,000 of the deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize the Florida NOLs. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2017.

Liquidity and Capital Resources

For the six months ended June 30, 2017, net cash used in operating activities totaled approximately $1.4 million, compared with cash provided by operating activities of approximately $7.1 million for the same period last year.  Cash used in operating activities was primarily related to trade accounts receivable, inventories, and accrued compensation and related taxes offset by accounts payable and accrued warranty expense.

For the six months ended June 30, 2017, we had net income of approximately $50,000 compared with net income of approximately $1.9 million for the same period last year. Accounts receivable increased approximately $1.9 million during the six months ended June 30, 2017, compared with $1.8 million for the same period last year, reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle. Net inventories increased during the six months ended June 30, 2017 by approximately $843,000 primarily due to material purchases. For the first six months ended June 30, 2016, inventories decreased approximately $320,000. Accrued compensation and related taxes decreased by approximately $838,000 during the first six months of 2017 as performance incentives were paid. For the same period last year, accrued compensation and related taxes increased by approximately $676,000. Accounts payable for the six months ended June 30, 2017 increased approximately $899,000, compared with $2.3 million for the same quarter last year due to material purchases. Depreciation and amortization totaled approximately $471,000 for the six months ended June 30, 2017, compared with approximately $456,000 for the same period last year.

Cash provided by investing activities for the six months ended June 30, 2017 totaled approximately $450,000, which was primarily related to proceeds totaling approximately $897,000 from the sale of securities partially offset by purchases of equipment totaling approximately $447,000. For the same period last year approximately $481,000 was used for the investment in Iteris common stock (see Note 6 to our Condensed Consolidated Financial Statements in this report), and $962,000 was utilized for the purchase of manufacturing and engineering equipment.

For the six months ended June 30, 2017, approximately $2.5 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $2.5 million and stock repurchases totaling approximately $217,000. We also received approximately $183,000 provided by the issuance of common stock upon the exercise of stock options. For the same period last year, approximately $1.2 million was used to pay dividends.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1.0 million and a maturity date of December 27, 2017. As of June 30, 2017, and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As of June 30, 2017, and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of June 30, 2017, and the date of this report, there was $1.0 million of borrowing available under the revolving credit facility.

Our cash and cash equivalents balance at June 30, 2017 was approximately $7.5 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future. However, the financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended June 30, 2017, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Securities Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

Reference is made to Note 10 (Commitments and Contingencies) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
04/01/17-04/30/17	3,600	$5.17	3,600	446,678
05/01/17-05/31/17	10,100	$4.80	10,100	436,578
06/01/17- 06/30/17	13,100	$3.93	13,100	923,478(2)
Total	26,800	$4.63	26,800

(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.
(2)
On May 19, 2016, the Company announced that on May 18, 2016, its Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Repurchase Program”). The Repurchase Program has no termination date. On June 15, 2017, the Company announced that its Board of Directors approved the increase in the Repurchase Program from 500,000 to 1,000,000 shares of the Company’s common stock.

Item 6.
EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation(2)
Exhibit 3(iii)	Amended and Restated By-Laws(3)
Exhibit 3(iv)	Amendment to By-Laws, dated December 9, 2015(4)
+Exhibit 10.1	RELM Wireless Corporation 2017 Incentive Compensation Plan (5)
+Exhibit 10.2	Form of Stock Option Agreement under the RELM Wireless Corporation 2017 Incentive Compensation Plan (6)
+Exhibit 10.3	Form of Restricted Share Agreement under the RELM Wireless Corporation 2017 Incentive Compensation Plan (7)
+Exhibit 10.4	Form of Restricted Stock Unit Agreement under the RELM Wireless Corporation 2017 Incentive Compensation Plan (8)
Exhibit 31.1	Certification Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

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

(3)
Incorporated by reference from Exhibit 3(iii) to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)
Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 10, 2015.

(5)
Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 15, 2017.

(6)
Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 15, 2017.

(7)
Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 15, 2017.

(8)
Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: August 1, 2017	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: August 1, 2017	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)