Form 10-Q
period 2017-09-30
RELM WIRELESS CORP
filed 2017-11-01
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes    No ☑

There were 13,844,584 shares of common stock, $0.60 par value, of the registrant outstanding at October 31, 2017.

PART I - FINANCIAL INFORMATION

Item 1.                   FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,938	$10,910
Available-for-sale-securities	1,180	—
Trade accounts receivable, net	7,032	3,448
Inventories, net	15,235	13,999
Prepaid expenses and other current assets	843	1,410
Total current assets	33,228	29,767
Property, plant and equipment, net	2,347	2,486
Available-for-sale securities	8,573	6,472
Deferred tax assets, net	1,701	3,418
Other assets	307	401
Total assets	$46,156	$42,544

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,776	$1,973
Accrued compensation and related taxes	1,250	2,193
Accrued warranty expense	1,195	650
Accrued other expenses and other current liabilities	120	169
Dividends payable	274	1,235
Deferred revenue	150	142
Total current liabilities	8,765	6,362

Deferred revenue	452	408
Total liabilities	$9,217	$6,770
Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding.	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,844,584 and 13,754,749 issued and outstanding shares at September 30, 2017 and December 31, 2016, respectively	8,307	8,253
Additional paid-in capital	25,586	25,382
Accumulated (deficit) earnings	(901)	240
Accumulated other comprehensive income	4,514	2,061
Treasury stock, at cost, 127,010 and 30,422 at September 30, 2017 and December 31, 2016, respectively	(567)	(162)
Total stockholders' equity	36,939	35,774
Total liabilities and stockholders' equity	$46,156	$42,544
See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,2017	September 30,2016	September 30,2017	September 30,2016

Sales, net	$11,831	$14,730	$29,973	$43,463
Expenses
Cost of products	8,014	10,099	19,425	29,412
Selling, general and administrative	3,660	3,549	10,624	10,110
Total expenses	11,674	13,648	30,049	39,522

Operating income (loss)	157	1,082	(76)	3,941

Other income (expense):
Interest income	14	2	32	4
Gain on available-for-sale
securities	670	—	1,287	—
Gain (loss) on disposal of property,
plant and equipment	10	—	(94)	—
Other (expense) income	1	—	(146)	7
Total other income	695	2	1,079	11

Income before income taxes	852	1,084	1,003	3,952

Income tax expense	(252)	(365)	(353)	(1,355)

Net income	$600	$719	$650	$2,597

Net earnings per share-basic:	$0.04	$0.05	$0.05	$0.19
Net earnings per share-diluted:	$0.04	$0.05	$0.05	$0.19
Weighted average shares outstanding-basic	13,665,976	13,741,170	13,602,207	13,735,361
Weighted average shares outstanding-diluted	13,688,297	13,836,304	13,704,884	13,825,256

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,2017	September 30,2016	September 30,2017	September 30,2016

Net income	$600	$719	$650	$2,597
Unrealized (loss) gain on available-
for-sale securities, net of tax	(25)	891	2,453	1,664
Total comprehensive income	$575	$1,610	$3,103	$4,261

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,2017	September 30,2016
Operating activities
Net income	$650	$2,597
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventories allowances	21	99
Deferred tax expense	353	972
Depreciation and amortization	727	718
Share-based and stock compensation expense	34	42
Restricted stock unit compensation expense	41	-
Realized tax benefit from stock option exercise	-	393
Gain on available-for-sale securities	(1,287)	-
Loss on disposal of property, plant and equipment	94	-
Changes in operating assets and liabilities:
Trade accounts receivable	(3,584)	(2,115)
Inventories	(1,257)	2,899
Prepaid expenses and other current assets	567	1,260
Other assets	(12)	(7)
Accounts payable	3,803	526
Accrued compensation and related taxes	(943)	803
Accrued warranty expense	545	48
Deferred revenue	52	36
Customer deposits	-	2
Accrued other expenses and other current liabilities	(49)	33
Net cash (used in) provided by operating activities	(245)	8,306

Investing activities
Purchases of property, plant and equipment	(572)	(1,348)
Investment in securities	-	(481)
Proceeds from sale of available-for-sale securities	1,819	-
Net cash provided by (used in) investing activities	1,247	(1,829)

Financing activities
Proceeds from issuance of common stock	183	30
Cash dividends declared and paid	(2,752)	(2,472)
Repurchase of common stock	(405)	(83)
Cash used in financing activities	(2,974)	(2,525)

Net change in cash and cash equivalents	(1,972)	3,952
Cash and cash equivalents, beginning of period	10,910	4,669
Cash and cash equivalents, end of period	$8,938	$8,621

Supplemental disclosure
Cash paid for interest	$-	$-
Income tax paid	$-	$3
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$27	$4

 See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for a full year.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable and available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of September 30, 2017, and December 31, 2016, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities. There were no transfers of available-for-sale securities between Level 1 and Level 2 during the nine months ended September 30, 2017.

Available-For-Sale Securities

Investments reported on the September 30, 2017 and December 31, 2016 balance sheets consist of marketable equity securities of a publicly held company. As of September 30, 2017, and December 31, 2016, the investment cost was $2,674 and $3,242, respectively. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. In June 2017, the Company’s Board of Directors authorized the sale of up to $3 million of available-for-sale securities. During the three months ended June 30, 2017 the Company sold a portion of its available-for-sale securities for approximately $897 and realized a gain on the sales of approximately $617. In September 2017, the Company sold additional shares of its available-for-sale securities for approximately $922 and realized a gain on the sales of approximately $670. As a result, available-for sale-securities totaling approximately $1,180 were classified as current assets as of September 30, 2017, while the remainder were classified as non-current assets. Investments are marked to market at each measurement date, with changes in net unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of ASU 2016-01 may have a significant impact on the Company’s consolidated financial statements.

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

2.
Significant Events and Transactions

In June 2017, the Company changed its capital return program, authorizing the repurchase of 500,000 shares of the Company's common stock in addition to the 500,000 shares originally authorized, for a total repurchase authorization of 1 million shares, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program has no termination date. Pursuant to the capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company's common stock on September 18, 2017 to shareholders of record as of October 2, 2017. These dividends were paid on October 16, 2017.

On September 27, 2017, the Company announced that it was awarded a five-year blanket purchase agreement (BPA) from the U.S. Air Force (USAF). The term of the BPA commenced on September 22, 2017, and expires on September 19, 2022, providing for purchases by the USAF of up to $5,500. The BPA does not specify or guarantee purchase quantities by the USAF or delivery dates. The Company immediately received an initial task order under the BPA totaling approximately $440. The task order is anticipated to be fulfilled during the fourth quarter 2017.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $7,082 and $3,498 at September 30, 2017 and December 31, 2016, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2017	December 31, 2016
Finished goods	$3,535	$3,216
Work in process	7,663	6,612
Raw materials	4,037	4,171
	$15,235	$13,999

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $661 at September 30, 2017, compared with approximately $1,607 at December 31, 2016. During the three months ended September 30, 2017, the Company disposed of excess and obsolete inventory for which reserves had been previously established. The impact to the Company’s balance sheet and statement of operations was not material.

5.
Income Taxes

Income tax expense totaling approximately $252 and $353 has been recorded for the three and nine months ended September 30, 2017, respectively, compared with $365 and $1,355, respectively, for the same periods last year.

As of September 30, 2017, and December 31, 2016, the Company’s net deferred tax assets totaled approximately $1,701 and $3,418, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”), and research and development costs and tax credits partially offset by an increase to deferred tax liabilities of $1,360 derived from the unrealized gain on available-for-sale securities.  As of September 30, 2017, these NOLs total approximately $626 for federal and $11,460 for state purposes, with expirations starting in 2018 through 2030.

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

Based on management’s analysis of all available evidence, both positive and negative, the Company’s management has concluded that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimated that as of September 30, 2017, it is more likely than not that approximately $129 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2017.

6.
Investment in Securities

As of September 30, 2017, the Company, through its wholly owned subsidiary, held approximately 1.5 million shares of Iteris, Inc. (NASDAQ: ITI), which represented approximately 4.5% of Iteris’s outstanding shares.  During the quarter ended June 30, 2017, the Company sold 163,221 shares for approximately $897, realizing a gain on the sales of approximately $617. In September, the Company sold an additional 148,281 shares for approximately $922, realizing a gain on the sales of approximately $670. At September 30, 2017, the Company recognized unrealized gains of approximately $2,453, net of tax of $1,360, which is included in accumulated other comprehensive income as a separate component of stockholders’ equity.

On July 29, 2016, the Company, one of the Company’s significant stockholders, and certain of their affiliates, entered into an agreement with Iteris. Pursuant to the agreement, a director of the Company, who is an executive, co-founder and partner of the significant stockholder that is party to the agreement, was appointed to the Board of Directors of Iteris.  As of September 30, 2017, the Company and the significant stockholder of the Company beneficially own in the aggregate 1,746,743 shares of Iteris, which represents approximately 5.4% of Iteris’s outstanding shares.

7.
Stockholders’ Equity

The changes in consolidated stockholders’ equity for the nine months ended September 30, 2017 are as follows:

					Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income	Stock	Total

Balance at December 31, 2016	13,754,749	$8,253	$25,382	$240	$2,061	$(162)	$35,774
Common stock options exercised
and issued	89,835	54	129	-	-	-	183
Share-based compensation
expense	-	-	34	-	-	-	34
RSUs compensation expense	-	-	41	-	-	-	41
Dividends declared				(1,791)	-	-	(1,791)
Net income	-	-	-	650	-	-	650
Unrealized gain on
available-for-sale securities	-	-	-	-	2,453	-	2,453
Repurchase of common stock	-	-	-	-	-	(405)	(405)
Balance at September 30, 2017	13,844,584	$8,307	$25,586	$(901)	$4,514	$(567)	$36,939

8.
Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income (numerator for basic and diluted earnings per share)	$600	$719	$650	$2,597
Denominator:
Denominator for basic earnings per share weighted average shares	13,665,976	13,741,170	13,602,207	13,735,361

Effect of dilutive securities:
Options and RSUs	22,321	95,134	102,677	89,895

Denominator:
Denominator for diluted earnings per share weighted average shares	13,688,297	13,836,304	13,704,884	13,825,256

Basic income per share	$0.04	$0.05	$0.05	$0.19
Diluted income per share	$0.04	$0.05	$0.05	$0.19

Approximately 328,500 stock options granted for the three and nine months ended September 30, 2017 were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $19 and $34 for the three and nine months ended September 30, 2017, respectively, compared with $16 and $42, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2017 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 11 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2017 is presented below:

As of January 1, 2017	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)

Outstanding	311,000	3.48	-	1.96	-
Vested	231,000	3.30	-	1.97	-
Nonvested	80,000	4.01	-	1.93	-
Period activity
Issued	248,500	4.84	-	1.54	-
Exercised	125,000	2.88	-	1.62	-
Forfeited	80,000	4.31	-	1.95	-
Expired	-	-	-	-	-
As of September 30, 2017
Outstanding	354,500	4.46	7.60	1.79	35,960
Vested	108,000	3.69	3.36	2.28	35,960
Nonvested	246,500	4.80	9.46	1.57	-

Restricted Stock Units

On June 15, 2017, the Company granted to each non-employee director RSUs with a grant fair value of $20 per award, which will vest on June 15, 2018, subject to continued service through such vesting date.

10.
Commitments and Contingencies

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On March 28, 2017, The Sales Group, Inc. (“TSG”) purported to file a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG has asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes, and an accounting of alleged unpaid sales commissions. TSG’s complaint seeks damages in the amount of $6,090 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum, or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The Company believes that TSG’s claim has no merit, that the Company had the right to terminate TSG without the payment of any further sales commissions and intends to defend against this litigation vigorously. The Company filed a motion to dismiss, or in the alternative, stay the case pending arbitration of the dispute. A hearing on the motion was held on July 24, 2017. The Company took the position in briefing and at the hearing that the dispute should be arbitrated. The Court indicated at the hearing that it will consider whether arbitration is appropriate after some discovery is conducted. This matter is scheduled for mediation on November 14, 2017. The outcome of this matter cannot presently be determined; accordingly, no related provision has been made in the Condensed Consolidated Financial Statements.

Purchase Commitments

As of September 30, 2017, the Company had purchase orders to suppliers for inventory of approximately $11,352.

Significant Customers

Sales to the United States government agencies represented approximately $5,210 (43.7%) and $11,145 (36.5%) of the Company’s total sales for the three and nine months ended September 30, 2017, respectively, compared with approximately $9,227 (62.0%) and $26,012 (59.2%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $2,977 as of September 30, 2017, compared with approximately $3,475 at the same date last year.

11.
Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1,000 (subject to a borrowing base) and a maturity date of December 27, 2017. As of September 30, 2017, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, there were no borrowings outstanding under the revolving credit facility and there was $1,000 of borrowing available under the revolving credit facility.

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

We conduct business under the names RELM Wireless Corporation and BK Technologies and offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

Third Quarter Summary

Our financial and operating results for the third quarter of 2017 reflected sales growth and increasing cash compared with the first two quarters of 2017. Compared with the third quarter last year, sales and earnings decreased, which reflects the positive impact in 2016 of sales related to our contract with the U.S. Transportation Security Administration (“TSA”). During the third quarter, we declared a dividend of $0.02 paid on October 16, 2017 to shareholders of record as of October 2, 2017.

For the three months ended September 30, 2017, our sales totaled approximately $11.8 million, compared with approximately $14.7 million for the same quarter last year, and $10.8 million for the preceding quarter. Sales of P-25 digital products for the third quarter of 2017 totaled approximately $8.2 million (69.7% of total sales), compared with approximately $9.7 million (65.7% of total sales) for the third quarter last year.

For the nine months ended September 30, 2017, net sales totaled approximately $30.0 million, compared with approximately $43.5 million for the same period last year. Sales of P-25 digital products for the nine months ended September 30, 2017 totaled approximately $21.4 million (71.3% of total sales), compared with approximately $28.1 million (64.6% of total sales) for the same period last year.

Last year’s three and nine month periods included sales from our contract with the TSA, which were completed during 2016.

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2017 totaled approximately 32.3%, compared with 31.4% for the third quarter last year. For the nine months ended September 30, 2017, gross profit margins as a percentage of sales totaled approximately 35.2%, compared with approximately 32.3% for the same period last year.

For the three months ended September 30, 2017, selling, general and administrative expenses (“SG&A”) totaled approximately $3.7 million (30.9% of sales), compared with approximately $3.5 million (24.1% of sales) for the same quarter last year. For the nine months ended September 30, 2017, SG&A expenses totaled approximately $10.6 million (35.4% of sales), compared with approximately $10.1 million (23.3% of sales) for the same period last year.

For the three and nine months ended September 30, 2017, other income totaled approximately $0.7 million and $1.1 million, respectively, primarily from gains on sales of Iteris common stock (see Note 6 to the Condensed Consolidated Financial Statements on Page 9 of this report).

Pretax income for the three months ended September 30, 2017, totaled approximately $852,000, compared with approximately $1.0 million for the same quarter last year. For the nine months ended September 30, 2017 pretax income totaled approximately $1.1 million, compared with approximately $4.0 million for the same period last year.

For the three months ended September 30, 2017, we recognized income tax expense totaling approximately $252,000, compared with $365,000 for the same quarter last year. For the nine months ended September 30, 2017, income tax expense totaled approximately $353,000, compared with approximately $1.4 million for the same period last year. Our income tax expense is largely non-cash due to utilization of our net operating loss carryforwards (“NOLs”).

Net income for the three months ended September 30, 2017 was approximately $600,000 ($0.04 per basic and diluted share), compared with approximately $719,000 ($0.05 per basic and diluted share) for the same quarter last year. For the nine months ended September 30, 2017, net income totaled approximately $650,000 ($0.05 per basic and diluted share), compared with approximately $2.6 million ($0.19 per basic and diluted share) for the same period last year.

As of September 30, 2017, working capital totaled approximately $24.5 million, of which approximately $16.0 million was comprised of cash, cash equivalents, and trade receivables. As of December 31, 2016, working capital totaled approximately $23.4 million, of which approximately $14.4 million was comprised of cash, cash equivalents, and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our Condensed Consolidated Statements of Operations expressed as a percentage of sales:

	Percentage of SalesThree Months Ended		Percentage of SalesNine Months Ended
	September 30,2017	September 30,2016	September 30,2017	September 30,2016

Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(67.7)	(68.6)	(64.8)	(67.7)
Gross margin	32.3	31.4	35.2	32.3
Selling, general and administrative expenses	(30.9)	(24.1)	(35.4)	(23.3)
Other income (expense)	5.8	0.0	3.6	0.0
Income before income taxes	7.2	7.3	3.4	9.0
Income tax expense	(2.1)	(2.5)	(1.2)	(3.0)
Net income	5.1%	4.8%	2.2%	6.0%

Net Sales

For the third quarter ended September 30, 2017, net sales totaled approximately $11.8 million, compared with approximately $14.7 million for the same quarter last year. Sales of P-25 digital products for the quarter totaled approximately $8.2 million (69.7% of total sales), compared with approximately $9.7 million (65.7% of total sales) for the same quarter last year.

For the nine months ended September 30, 2017, net sales totaled approximately $30.0 million, compared with approximately $43.5 million for the same period last year. Sales of P-25 digital products for the period totaled approximately $21.4 million (71.3% of total sales), compared with approximately $28.1 million (64.6% of total sales) for the same period last year.

The comparative decrease in total sales and sales of digital products for the three and nine-month periods of 2017 was attributed primarily to last year’s delivery orders from the TSA, which were not replicated this year. During the third quarter, however, demand from other federal, state and international public safety agencies strengthened from the first half of 2017 and from last year’s third quarter. Compared to last year’s third quarter, sales to agencies other than the TSA increased approximately 15.4%.

During the third quarter of 2017 we were awarded several multi-year contracts and blanket purchase orders from federal agencies that we believe will yield sales in future periods, and our funnel of sales prospects is encouraging. Accordingly, we have added sales resources during the first nine months of 2017 to help maximize the funnel and potential sales growth.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the third quarter ended September 30, 2017 was 32.3%, compared with 31.4% for the same quarter last year. For the nine months ended September 30, 2017, gross profit margin as a percentage of sales was 35.2%, compared with 32.3% for the same period last year.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. For the third quarter and nine month periods, sales were more heavily weighted toward lower margin products, and were sold using promotional pricing designed to drive sales growth. Gross profit margins were also adversely impacted by incremental product costs associated with addressing customer requirements. For last year’s third quarter and nine-month periods, gross profit margins were negatively affected by competitive factors associated with the TSA business.

Focused programs to evaluate and improve all aspects of our manufacturing costs, efficiency and quality were initiated earlier this year and are continuing. We are optimistic that these programs will yield product cost and gross profit margin benefits in coming quarters.

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

SG&A expenses for the third quarter of 2017 totaled approximately $3.7 million, or 30.9% of sales, compared with approximately $3.5 million, or 24.1% of sales, for the third quarter last year. For the nine months ended September 30, 2017, SG&A expenses totaled approximately $10.6 million, or 35.4% of sales, compared with $10.1 million, or 23.3% of sales, for the same period last year.

Engineering and product development expenses for the third quarter of 2017 totaled approximately $1.2 million (10.3% of total sales), compared with $1.1 million (7.8% of total sales) for the same quarter last year. For the nine-month period engineering and product development expenses totaled approximately $3.4 million (11.2% of sales), compared with approximately $3.2 million (7.3% of sales) for the same period last year. Contributing to the increase in engineering expenses were costs related to new product development projects.

Marketing and selling expenses for the third quarter of 2017 decreased to approximately $1.4 million (12.0% of sales) compared with approximately $1.5 million (10.6% of sales) for the third quarter last year. For the nine-month period, marketing and selling expenses decreased to approximately $4.0 million (13.4% of sales), compared with $4.4 million (10.0% of sales) for the same period last year. The decrease for both periods is attributed primarily to commissions and incentive compensation directly related to sales performance. These decreases were partially offset by expenses related to new sales staff.

General and administrative expenses for the third quarter of 2017 totaled approximately $1.0 million (8.6% of total sales), compared with approximately $855,000 (5.8% of total sales) for the same quarter last year. For the nine-month period, general and administrative expenses totaled approximately $3.3 million (10.9% of sales), compared with $2.6 million (5.9% of sales) for the same period last year. The increases were related to certain headquarters professional fees, as well as approximately $0.4 million in non-recurring first quarter expenses associated with changes in senior management.

Operating Income (Loss)

Operating income for the third quarter ended September 30, 2017 totaled approximately $156,000 (1.3% of sales), compared with approximately $1.1 million (7.3% of sales) for the same quarter last year. For the nine-month period, we recognized an operating loss of approximately $76,000 compared with operating income of approximately $3.9 million for the same period last year. The decrease in operating income for both periods was attributed primarily to the impact of last year’s sales to the TSA and related product costs as well as certain SG&A expenses, some of which are considered non-recurring.

Other Income (Expense)

We realized net interest income of $14,000 and $2,000 for the quarters ended September 30, 2017 and 2016, respectively. For the nine-month periods ended September 30, 2017 and 2016, we earned net interest income of approximately $32,000 and $4,000, respectively. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of September 30, 2017 was Wall Street Journal prime rate plus 25 basis points (4.50% as of September 30, 2017).

During the three months ended September 30, 2017, we sold 148,281 shares of Iteris, realizing a gain on the sales of approximately $670,000 (See Note 6 to the Condensed Consolidated Financial statements on page 9 of this report). There were no comparable gains recorded for the same period last year. For the nine months ended September 30, 2017, we sold 311,502 shares of Iteris, realizing a gain on the sales of approximately $1.3 million.

For the nine-month period of 2017, partially offsetting the aforementioned gain on sale of securities, we recorded a non-recurring loss on the disposal of assets related to a discontinued product initiative. We also recognized an exchange loss related to sales under a Canadian-dollar-denominated contract. No comparable expenses were incurred during the same period last year.

Income Taxes

We recorded income tax expense of approximately $252,000 for the third quarter ended September 30, 2017, compared with approximately $365,000 for the same quarter last year. For the nine-month period of 2017, we recorded income tax expense of approximately $353,000, compared with approximately $1.4 million for the same period last year. Our income tax expense is primarily non-cash.

As of September 30, 2017, our net deferred tax assets totaled approximately $1.7 million, and are primarily composed of NOLs, offset by deferred tax liabilities of $1.3 million primarily derived from the unrealized gain on available-for-sale securities.  These NOLs total $626,000 for federal and $11.5 million for state purposes, with expirations starting in 2018 through 2030.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management asserts that it is more likely than not that approximately $129,000 of the deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize the Florida NOLs. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2017.

Liquidity and Capital Resources

For the nine months ended September 30, 2017, net cash used in operating activities totaled approximately $245,000, compared with cash provided by operating activities of approximately $8.3 million for the same period last year.  Cash used in operating activities was primarily related to trade accounts receivable, inventories, and accrued compensation and related taxes, offset by accounts payable, accrued warranty expense and depreciation.

For the nine months ended September 30, 2017, we had net income of approximately $650 compared with net income of approximately $2.6 million for the same period last year. Accounts receivable increased approximately $3.6 million during the nine months ended September 30, 2017, compared with $2.1 million for the same period last year, reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle. Net inventories increased during the nine months ended September 30, 2017 by approximately $1.3 million primarily due to material purchases. For last year’s nine month period, inventories decreased approximately $2.9 million. Accrued compensation and related taxes decreased by approximately $943,000 during the first nine months of 2017 as performance incentives were paid. For the same period last year, accrued compensation and related taxes increased by approximately $803,000. Accounts payable for the nine months ended September 30, 2017 increased approximately $3.8 million, compared with $526,000 for the same period last year due to material purchases. Depreciation and amortization totaled approximately $727,000 for the nine months ended September 30, 2017, compared with approximately $718,000 for the same period last year.

Cash provided by investing activities for the nine months ended September 30, 2017 totaled approximately $1.2 million, which was primarily related to proceeds totaling approximately $1.8 million from the sale of securities partially offset by purchases of equipment totaling approximately $572,000. For the same period last year approximately $481,000 was used for the investment in Iteris common stock (see Note 6 to our Condensed Consolidated Financial Statements in this report), and $1.3 million was utilized for the purchase of manufacturing and engineering equipment.

For the nine months ended September 30, 2017, approximately $3.0 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $2.8 million and stock repurchases totaling approximately $405,000. We also received approximately $183,000 provided by the issuance of common stock upon the exercise of stock options. For the same period last year, approximately $2.5 million was used to pay dividends.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1.0 million and a maturity date of December 27, 2017. As of September 30, 2017, and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 6 (Debt) of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As of September 30, 2017, and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of September 30, 2017, and the date of this report, there was $1.0 million of borrowing available under the revolving credit facility.

Our cash and cash equivalents balance at September 30, 2017 was approximately $8.9 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future. However, the financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended September 30, 2017, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Securities Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

Reference is made to Note 10 (Commitments and Contingencies) of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

Item 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
07/01/17-07/31/17	19,000	$3.79	19,000	904,478(2)
08/01/17-08/31/17	18,007	$3.62	18,007	886,471
09/01/17-09/30/17	13,281	$3.86	13,281	873,190
Total	50,288	$3.76	50,288

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

Item 6.                   EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

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

(1)
Incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)
Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

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

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: November 1, 2017	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: November 1, 2017	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)