Form 10-K
period 2017-12-31
RELM WIRELESS CORP
filed 2018-03-06
CIK 2186

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

7100 Technology Drive
West Melbourne, Florida 32904
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each Exchange on Which Registered
Common Stock, par value $.60	NYSE American

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on the closing price of such stock on the NYSE American on such date, was $28,567,823. As of February 24, 2018, 13,844,584 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2018 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2017.

TABLE OF CONTENTS

i

PART I

Item 1. Business

General

RELM Wireless Corporation (“RELM,” the “Company,” “we” or “us”) provides two-way radio communications equipment of high quality and reliability.

In business for over 70 years, RELM (NYSE American: RWC) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios (“LMRs”), repeaters, base stations and related components and subsystems. Two-way LMRs can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way LMRs, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

Our digital technology is compliant with the Project 25 standard (“P-25”) for digital LMR equipment. The P-25 has been adopted by representatives from the Association of Public-Safety Communications Officials-International (“APCO”), the National Association of State Technology Directors (“NASTD”), the United States (“U.S.”) Federal Government and other public safety user organizations. Our P-25 digital products and our analog products function in the very high frequency (“VHF”) (136MHz – 174MHz), ultra-high frequency (“UHF”) (380MHz – 470MHz, 450MHz – 520MHz), and 700-800 MHz bands. Our P-25 KNG and KNG2 Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors. Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.

We offer products under the brand names BK Technologies, BK Radio and RELM. Generally, BK Technologies and BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

BK Technologies and BK Radio-branded products consist of high-specification land-mobile radio equipment for professional radio users primarily in government, public safety and military applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the next-generation KNG and KNG2 product lines. RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools and transportation services. Typically, these users are not radio professionals and require easy, fast and affordable communication among a defined group of users.

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

Available Information

Our Internet website address is www.bktechnologies.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file or furnish such material with or to the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor.” The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m., or by calling the SEC at 1-800-SEC-0330.

Significant Events of 2017

In October 2017, the Company announced that it was named a supplier under a contract issued by the U.S. Department of the Interior (the “DOI”) for the procurement of a range of equipment, including P-25 digital two-way radios and related equipment, by all agencies of the DOI. The maximum total value of the contract is $3 billion, with a five-year term commencing October 1, 2017 through September 30, 2022. The contract names a select group of suppliers and does not specify or guarantee purchase dates or quantities of equipment from any particular named supplier.

Additionally in October 2017, the Company announced that it was awarded a five-year blanket purchase agreement (“USFS BPA”) from the U.S. Department of Agriculture/U.S. Forest Service (“USFS”). The term of the USFS BPA commenced on September 22, 2017 and expires on September 21, 2022, providing for purchases by the USFS for up to $25 million. The USFS BPA does not specify or guarantee purchase quantities or delivery dates.

In September 2017, the Company announced that it was awarded a five-year blanket purchase agreement (“USAF BPA”) from the U.S. Air Force (“USAF”). The term of the USAF BPA commenced on September 22, 2017 and expires on September 19, 2022, providing for purchases by the USAF of up to $5.5 million. The USAF BPA does not specify or guarantee purchase quantities by the USAF or delivery dates. The Company immediately received an initial task order under the USAF BPA totaling approximately $440,000, which was fulfilled during the fourth quarter of 2017.

In June 2017, the Board of Directors approved the increase in the Company’s capital return program, authorizing the repurchase of 500,000 shares of the Company’s common stock in addition to the 500,000 shares originally authorized, for a total repurchase authorization of 1 million shares, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program has no termination date. Pursuant to the capital return program, during 2017, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.09 per share on March 17, and $0.02 per share on June 14, September 18 and December 6. The dividends were payable to shareholders of record as of March 31, 2017, June 30, 2017, October 2, 2017 and January 2, 2018, respectively. These dividends were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 16, 2018.

On June 15, 2017, the Company’s shareholders approved the 2017 incentive compensation plan. Under the plan, the Company’s Compensation Committee of the Board of Directors granted to each non-employee director an award of restricted stock units (“RSUs”) equal to $20,000 with the number of RSUs calculated based on the Company’s common stock price on the date of grant. The RSUs vest in full twelve months after the grant date, subject to continued service as a director through the vesting date. The shares underlying the RSU awards are not issued until the RSUs vest in full. Upon vesting, each RSU converts into one share of the Company’s common stock.

During the first quarter of 2017, the Company implemented a number of leadership changes to senior management and the Board of Directors. Timothy A. Vitou was promoted to President, replacing David P. Storey. Mr. Vitou previously served as the Company’s Senior Vice President of Sales and Marketing since May 2008. The Company’s Board was also reconfigured with the appointments of General E. Gray Payne, Charles T. Lanktree, Ryan R.K. Turner, John W. Struble and Michael R. Dill, who joined incumbent directors Lewis M. Johnson and D. Kyle Cerminara on the Company’s board. Mr. Cerminara was appointed Chairman of the Board. Former directors Donald F.U. Goebert and Timothy W. O’Neil resigned from the Board.

Industry Overview

LMR communications consist of hand-held (portable) and vehicle mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the U.S. and abroad. LMR systems are constructed to meet an organization’s specific communications needs. The cost of a complete system can vary widely depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage often consists of direct radio-to-radio communications outside of the range of a communication network with one to many members of a group. Also, LMR functions with push-to-talk operation (i.e., no call set-up or dialing a phone number is required). LMR communications often consist of multiple short (5 second) transmissions between multiple members of a group. For the public safety sector, this is known as Mission Critical Voice (“MCV”). The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

LMR systems are the most widely-used and longest-used form of wireless dispatch communications in the U.S., having been first placed in service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased their popularity and usage by businesses and other agencies. Responding to the growing usage, additional radio frequency spectrum was allocated by the Federal Communications Commission (“FCC”) for LMR use.

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

Description of Products and P-25 CAP Compliance

We design, manufacture, and market wireless communications equipment consisting of two-way LMRs, repeaters, base stations and related components and subsystems. We do not provide complete, integrated, communications systems and infrastructure. Two-way LMRs can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way LMRs, enabling them to communicate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal, reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.

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

The P-25 CAP is a voluntary program that allows LMR equipment suppliers to formally demonstrate their products’ compliance with P-25 requirements. The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies P-25 standards for performance, conformance and interoperability. The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the Department of Homeland Security’s (“DHS”) Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers and the emergency response community.

Description of Markets

Government and Public Safety Market

The government and public safety market includes military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users or through two-way communications dealers. Government and public safety sales represented approximately 97% of our total sales for 2017 and 2016, and 90% for 2015.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable push-to-talk communication among a discrete group of users, such as corporate disaster recovery, hotels, construction firms, schools and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 3% of our total sales for 2017 and 2016, and 10% for 2015.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 25 employees combined with contract engineering resources. Their primary development focus has been the design of a new line of next- generation multiband P-25 digital products to supplement our flagship KNG and KNG2 products. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently, we added UHF and 700/800MHz products, as well as P-25 Phase II TDMA (Time Division Multiple Access) trunking. The KNG2 Series was introduced in 2016. Our P-25 products also provide encrypted operation, GPS location and network authentication capabilities.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied engineering and production engineering.

For 2017, 2016 and 2015, our engineering and development expenses were approximately $5.0 million, $4.1 million and $3.6 million, respectively.

Intellectual Property

We presently have no U.S. patents in force. We have applied for several trademarks related to the names “BK Technologies” and “BK Radio.” We also rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

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

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. Approximately 61.6% of our material, subassembly and product procurements in 2017 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During 2017, 2016 and 2015, our operations were not materially impaired due to delays from single-source suppliers. However, the absence of a single-source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources where possible and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

We may experience fluctuations in our quarterly results, in part due to governmental customer spending patterns that are influenced by government fiscal year budgets and appropriations. We may also experience fluctuations in our quarterly results, derived in part from sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial results.

Significant Customers

Sales to the U.S. Government represented approximately 38%, 58% and 36% of our total sales for the years ended December 31, 2017, 2016 and 2015, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the USFS and the DOI.

Backlog

Our backlog of unshipped customer orders was approximately $8.3 million and $6.6 million as of December 31, 2017 and 2016, respectively. The decrease is attributed primarily to the timing and fulfillment of orders.

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

Our products are regulated by the FCC in the U.S. and similar agencies in other countries where we offer our products.  Consequently, we and our customers could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC or regulatory agencies in other countries.  For example, our wireless communications products, including two-way LMRs, are subject to FCC regulations related to radio frequency spectrum.  As a result of limited spectrum availability, the FCC has mandated that new LMR equipment utilize technology that is more spectrum-efficient, which effectively meant that the industry had to migrate to digital technology.  These types of mandates may provide us with new business opportunities or may require us to modify all or some of our products so that they can continue to be manufactured and marketed, which may lead to an increase in our capital expenditures and research and development expenses.

As a public company, we are also subject to regulations of the SEC and the stock exchange on which we are listed (NYSE American).

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2017, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2017, we had 119 employees, including 111 full-time employees, most of whom are located at our West Melbourne, Florida facility; 55 of these employees are engaged in direct manufacturing or manufacturing support, 25 in engineering, 20 in sales and marketing and 11 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2017	2016	2015
	(in millions)
United States	$34.3	$46.3	$25.1
International	5.1	4.4	4.6
Total	$39.4	$50.7	$29.7

Additional financial information is provided in the Consolidated Financial Statements at pages F-1 through F-22.

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

An increase in the demand for P-25 products could benefit competitors that are better financed and positioned to meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced two new lines of P-25 products, the KNG and KNG2 Series. We are currently developing a new line of multiband products. Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditures of funds. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2017, approximately 38% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DHS, DOD, USFS and DOI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is partially dependent on U.S. Government contracts, which are highly regulated and subject to terminations and oversight audits by U.S. Government representatives that could result in adverse findings and negatively impact our business

Our U.S. Government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in U.S. Government contracting, increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws or policies, including those related to procurement integrity, U.S. Government security regulations, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption and the False Claims Act.

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

In addition, contacts with government officials and participation in political activities are areas that are tightly controlled by federal, state, local and international laws. Failure to comply with these laws could cost us opportunities to seek certain government sales opportunities or even result in fines, prosecution or debarment.

Our business is subject to the economic and political risks of manufacturing products in foreign countries

We engage in business with manufacturers located in other countries. Approximately 65.7% of our material, subassembly and product procurements in 2017 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic and legal environments in such foreign countries, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the general political and social conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

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

Our investment strategy may not be successful, which could adversely impact our financial condition

We may invest part of our cash balances in public companies. For example, as of December 31, 2017, we held approximately 1.3 million shares of the common stock of Iteris, Inc. (Nasdaq: ITI) (“Iteris”). These types of investments are more risky than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

Fundamental Global Investors, LLC, with its affiliates, is our largest stockholder whose interests may differ from the interests of our other stockholders

The interests of Fundamental Global Investors, LLC (“Fundamental Global”) may differ from the interests of our other stockholders. Fundamental Global and its affiliates, including Ballantyne Strong, Inc., of which Fundamental Global is the largest stockholder, and CWA Asset Management Group, LLC, 50% of which is owned by Fundamental Global, together hold approximately 35% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Partner and Manager of Fundamental Global and Chairman and Chief Executive Officer of Ballantyne Strong, Inc. and Lewis Johnson, President, Partner and Manager of Fundamental Global Investors, LLC and a director of Ballantyne Strong, Inc., serve on our Board of Directors. As a result of its ownership position and Messrs. Cerminara’s and Johnson’s positions with the Company, Fundamental Global has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, and approval of any action requiring a stockholder vote, such as amendments to our articles of incorporation, by-laws, significant stock issuances, mergers and asset sales. Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

We face a number of risks related to challenging economic conditions

Current economic conditions in the U.S. and elsewhere remain uncertain. These challenging economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including:

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 61.6% of our material, subassembly and product procurements in 2017 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

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

Retention of our executive officers and key personnel is critical to our business

Our key executives are critical to our success. We do not have employment agreements with these individuals, and we cannot be sure that we will retain their services. The loss of services from any of our executive officers or these other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us

Currently, we hold no U.S. patents. We have applied for several trademarks related to the names “BK Technologies” and “BK Radio.” As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Rising health care costs may have a material adverse effect on us

The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes and general economic conditions. We cannot predict what other health care programs and regulations ultimately will be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. on our business and results of operations. In addition, we cannot predict when or if Congress will repeal and/or replace certain health care programs and regulations at the federal level and the impact such changes would have on our business. A continued increase in health care costs could have a material adverse effect on us.

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

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers or manufacturers are located, or acts of war or terrorism (wherever located around the world) or military activities disrupting transportation, communication or utility systems or otherwise causing damage to our business, employees, suppliers, manufacturers and customers; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber attacks, could have a material adverse effect on our business, operations and financial condition. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences, such as increases in the costs of insurance, if they result in significant loss of property or other insurable damage.

The availability of our credit facility is conditioned upon our being in compliance with certain covenants

We have a $1.0 million credit facility with Silicon Valley Bank (“SVB”). As of December 31, 2017 and as of the date of this report, there were no borrowings outstanding under the facility. The loan and security agreement governing the credit facility contains certain financial maintenance and other covenants. Failure to comply with any of these covenants would constitute an event of default that would permit SVB to accelerate repayment of any outstanding borrowings at the time of occurrence. We are currently in compliance with all covenants. However, there is no assurance that we will be able to comply with the covenants in the future or, in the event we fail to do so, that we will be able to either obtain a waiver from SVB or refinance the credit facility in a timely manner on acceptable terms or at all.

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

We may not be able to maintain our NYSE American listing

Our common stock has been listed on the NYSE American since 2005. If we are unable to satisfy the continued listing standards of the NYSE American, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price, our common stock may be delisted. If our common stock is delisted, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors, and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

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

Reforms to the U.S. federal income tax regulations could adversely affect us

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law, substantially reforming the U.S. Internal Revenue Code, effective January 1, 2018. This legislation includes changes to U.S. federal tax rates, including a decrease in corporate tax rates, which results in changes in the valuation of our deferred tax assets and liabilities, among other significant changes. Some of these reforms could adversely affect our business, and we continue to evaluate the effect the 2017 Tax Act may have on us.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 6.4 million (46%) of our shares of outstanding common stock as of December 31, 2017 are owned by certain of our executive officers and directors and other affiliates, and may be resold publicly at any time, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933, as amended. Approximately 54% of our outstanding shares of common stock as of December 31, 2017 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease has an expiration date of June 30, 2020. Rental, maintenance and tax expenses for this facility were approximately $472,000, $475,000 and $457,000 in 2017, 2016 and 2015, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease has an expiration date of December 31, 2019. Rental, maintenance and tax expenses for this facility were approximately $108,000 in each of 2017 and 2016, and $104,000 in 2015.

Item 3. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. On March 28, 2017, The Sales Group, Inc. (“TSG”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes, and an accounting of alleged unpaid sales commissions. TSG’s complaint sought damages in the amount of $6,090,000 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The matter was mediated on November 14, 2017, during which the parties agreed to a settlement. On December 19, 2017, the Company entered into a settlement agreement with TSG, pursuant to which TSG agreed to dismiss with prejudice its lawsuit filed against the Company. Pursuant to the settlement agreement, the Company agreed to pay an amount of $900,000 to TSG on or before December 31, 2017. The Company also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for the Company’s products received and accepted by the Company from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, other than for (i) sales of the Company’s products to federal government agencies and offices, (ii) sales of the Company’s products to other end-users, excepting state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. In addition, if at any time on or before December 31, 2018, the Company completes a change-in-control transaction, then the Company will pay to TSG an amount equal to $2 million, less the amount of commissions paid by the Company with respect to 2018, as described above. The settlement agreement settles all claims raised by TSG in its lawsuit against the Company.

There were no other pending material claims or legal matters as of December 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE American under the symbol “RWC.” The following tables set forth the high and low sales price for our common stock for the quarterly periods for the years ended December 31, 2017 and 2016, as reported by the NYSE American.

Common Stock

	High	Low
2017 Quarter Ended
First Quarter	$5.55	$4.70
Second Quarter	5.50	3.60
Third Quarter	4.60	3.40
Fourth Quarter	4.10	3.40

	High	Low
2016 Quarter Ended
First Quarter	$5.48	$3.70
Second Quarter	5.81	4.26
Third Quarter	5.83	4.74
Fourth Quarter	5.55	4.55

(b) Holders.

On February 24, 2018, there were 779 holders of record of our common stock.

(c) Dividends.

In May 2016, we announced and implemented a capital return program that included a quarterly dividend. Pursuant to the program, our Board of Directors approved two quarterly dividends of $0.09 per share of our common stock for payment during 2016, one of which was paid on June 17, 2016 to shareholders of record as of June 1, 2016, and the other of which was paid on September 16, 2016 to shareholders of record as of September 1, 2016. On December 7, 2016, our Board of Directors approved a quarterly dividend of $0.09 per share of our common stock, which was paid on January 13, 2017 to shareholders of record as of January 3, 2017.

In June 2017, our Board of Directors approved the increase in the capital return program, authorizing the repurchase of 500,000 shares of our common stock in addition to the 500,000 shares originally authorized, for a total repurchase authorization of 1 million shares, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. The repurchase program has no termination date. Pursuant to the capital return program, during 2017, the Board of Directors declared quarterly dividends on our common stock of $0.09 per share on March 17, and $0.02 per share on June 14, September 18 and December 6. The dividends were payable to shareholders of record as of March 31, 2017, June 30, 2017, October 2, 2017 and January 2, 2018, respectively. These dividends were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 16, 2018.

The declaration and payment of cash dividends, if any, is subject to the discretion of the Board of Directors. The Board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. In addition, our credit facility provides that the payment of cash dividends in any twelve-month period may not exceed $5.0 million.

(d) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
10/01/17 – 10/31/17	14,902	$3.74	14,902	858,288
11/01/17 – 11/30/17	17,293	$3.86	17,293	840,995
12/01/17 – 12/31/17	32,889	$3.64	32,889	808,106
Total	65,084	$3.74	65,084

(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.

(2)
The Company has a repurchase program of up to 1 million shares of the Company’s common stock that can be purchased, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. The repurchase program has no termination date.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

2017 was a year of transition during which we implemented significant changes. These changes included reconfiguring the Board of Directors and senior management, while transforming our strategic direction and improving many aspects of our operations. After assessing our business and markets, new product development initiatives were launched, while others that were not consistent with our strategic plans were discontinued. We also performed a comprehensive review of our operations, making changes to improve efficiencies and quality.

Total sales in 2017 decreased 22.3% to approximately $39.4 million, compared with approximately $50.7 million for the prior year. The prior year benefited from significant sales to one customer under our contract with the U.S. Transportation Security Administration (“TSA”), which were not fully replicated in 2017. Absent the impact of sales to the TSA, 2017 sales increased approximately 20.9% from 2016.

Gross profit margin as a percentage of sales in 2017 was approximately 24.2%, compared with 33.7% for 2016. Our gross profit margin is primarily a reflection of the mix of products sold, manufacturing volumes and competitive factors. Gross profit margin for 2017 was impacted by a $3.2 million one-time charge to write-off inventory and approximately $1.8 million of product-related service charges. Gross profit margin for the prior year reflected competitive pressures associated with the TSA contract.

Selling, general and administrative (“SG&A”) expenses for 2017 totaled approximately $14.6 million, or 37.0% of sales, compared with $12.8 million, or 25.3% of sales for 2016. The increase in SG&A expenses was attributed primarily to new product development, legal fees and senior management changes

The changes in sales, gross profit margin and SG&A expenses combined to yield a pre-tax loss for 2017 totaling approximately $4.8 million, compared with pre-tax income of $4.3 million for 2016. We recognized a net income tax benefit of approximately $1.2 million, compared with income tax expense totaling approximately $1.6 million for 2016. Our income tax benefit and expense for both years is largely non-cash, as a result of deferred items partially derived from NOLs.

We recognized a net loss for 2017 totaling approximately $3.6 million ($0.27 per basic and diluted share), compared with net income of approximately $2.7 million ($0.20 per basic share and $0.19 per diluted share) for 2016.

As of December 31, 2017, working capital totaled approximately $26.7 million, of which $12.7 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $23.4 million at year end 2016, which included $14.4 million of cash, cash equivalents and trade receivables. In addition, as of December 31, 2017 and 2016, there were no borrowings outstanding under our revolving credit facility.

We may experience fluctuations in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. We may also experience fluctuations in our quarterly results, in part, due to our sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. See Note 8 to the consolidated financial statements for further information on the financial statement impact of the 2017 Tax Act.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31
	2017	2016
Sales	100.0%	100.0%
Cost of products	(75.8)	(66.3)
Gross margin	24.2	33.7
Selling, general and administrative expenses	(37.0)	(25.3)
Other income, net	0.7	—
(Loss) income before income tax expense	(12.1)	8.4
Income tax benefit (expense)	2.9	(3.1)
Net (loss) income	(9.2)%	5.3%

Fiscal Year 2017 Compared With Fiscal Year 2016

Sales, net

For 2017, net sales totaled approximately $39.4 million, compared with approximately $50.7 million for 2016. Sales of P-25 digital products in 2017 totaled approximately $28.7 million (72.7% of total sales), compared with approximately $33.2 million (65.5% of total sales) for 2016.

Sales for the prior year benefited from significant sales to one customer under our contract with the TSA, which were not fully replicated in 2017, resulting in the year-over-year decrease. Absent the impact of sales to the TSA, 2017 sales increased approximately 20.9% from 2016. During 2017, demand from other federal, state and international public safety agencies strengthened compared with the prior year. We were awarded several multi-year contracts and blanket purchase orders from federal agencies that we believe will yield sales in future periods, and we are encouraged by our funnel of sales prospects. During the year, we added sales resources to capitalize on opportunities for potential sales growth. However, the timing and size of orders from government agencies at all levels can be unpredictable due to the influence of budgets and other priorities, and we cannot assure investors that any sales will occur under the blanket purchase orders, or that our sales prospects will otherwise increase.

Cost of Products and Gross Profit Margin

Cost of products as a percentage of sales for 2017 was 75.8%, compared with 66.3% in 2016. Gross profit margin as a percentage of sales for 2017 was 24.2%, compared with 33.7% for 2016.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. For 2017, costs associated with the write-off of specific inventory and higher product service costs also adversely impacted costs of products and gross profit margin.

In 2017, the mix of product sales was more heavily weighted toward lower margin products, and certain products were sold using promotional pricing designed to drive sales growth. Following leadership changes, in the third quarter of 2017, we launched a comprehensive evaluation of our products, markets and strategies through the remainder of the year. As a result of this evaluation, we recognized a charge of $3.2 million to write-off inventory with limited customer market opportunities, primarily due to concerns regarding technology and production costs. We also incurred approximately $1.8 million in incremental product costs associated with addressing customer requests for modification and upgrades.

Gross profit margins for the prior year reflected competitive factors associated with the TSA sales, which comprised a significant portion of our sales for 2016.

We continue to utilize contract manufacturing relationships for production efficiencies and to manage material and labor costs. We anticipate that our current contract manufacturing relationships or comparable alternatives will be available to us in the future. We believe gross margin improvements can be realized by leveraging increased sales volumes, manufacturing efficiencies and quality. We may encounter product cost and competitive pricing pressures in the future. However, the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters expenses and non-cash, share-based employee compensation expense.

For 2017, SG&A expenses totaled approximately $14.6 million, or 37.0% of sales, compared with approximately $12.8 million, or 25.3% of sales, for 2016.

Engineering and product development expenses for 2017 totaled approximately $5.0 million (12.7% of total sales), compared with approximately $4.1 million (8.1% of total sales) for the previous year. Expenses related to new product development projects were the primary contributor to the increase in engineering expenses.

Marketing and selling expenses for 2017 totaled approximately $5.2 million (13.3% of sales), compared with $5.4 million (10.6% of sales) for the prior year. The decrease is attributed primarily to decreases in commissions and incentive compensation directly related to sales performance, which were partially offset by expenses related to new sales staff.

General and administrative expenses for 2017 totaled approximately $4.3 million (11.0% of total sales), compared with approximately $3.3 million (6.5% of total sales) for 2016. The increase was related primarily to headquarters professional fees and expenses incurred in the first quarter associated with changes in senior management.

Operating (Loss) Income

The operating loss for 2017 totaled approximately $5.0 million (12.8% of sales), compared with operating income of approximately $4.3 million (8.5% of sales) for 2016. The decrease in operating income was attributed to several factors, which included a) higher costs of products, derived in large part from charges associated with the write-off of inventory, b) product costs related to addressing customer requested modifications and upgrade, c) engineering expenses related to new product development, and d) headquarters professional fees and expenses associated with senior management changes.

Other Income (Expense)

Interest Income (Expense), net

For 2017, we realized interest income of approximately $46,000 on our cash balances, compared with approximately $9,000 for the prior year.

We incurred no interest expense in 2017 or 2016. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility. The interest rate on such revolving credit facility as of December 31, 2017 was 4.00% per annum. This rate is variable based on the Wall Street Journal prime rate plus 25 basis points. Effective as of December 27, 2017, we entered into a seventh amendment to our Loan and Security Agreement with SVB primarily to extend the maturity date by approximately a year, to December 26, 2018. Our revolving credit facility was not utilized during 2017 or 2016.

Gain on Sales of Available-for-Sale Securities

During the year ended December 31, 2017, we sold 460,546 shares of Iteris, which generated proceeds of approximately $2.6 million and gains of approximately $1.8 million. There were no comparable gains recorded for last year.

Legal Settlement

On December 19, 2017, we entered into an agreement to settle a dispute with TSG, a former sales representative (see Note 13 to the consolidated financial statements). Pursuant to the settlement agreement, we agreed to pay an amount of $900,000 to TSG on or before December 31, 2017, which was recorded as an expense in 2017. We also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for our products received and accepted from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, excluding (i) sales to federal government agencies, (ii) sales to other end-users, excepting state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. These commissions were estimated to total approximately $536,000, which was recorded as an expense in December 2017.

Other Expense

During 2017, we incurred a loss on the disposal of assets related to a discontinued product initiative. We also recognized an exchange loss related to sales under a Canadian-dollar-denominated contract. No comparable expenses were incurred in the prior year.

Income Tax (Benefit) Expense

We recorded an income tax benefit for 2017 of approximately $1.2 million, which is net of tax expense of approximately $665,000 derived from the impact of revaluing deferred tax assets in accordance with the 2017 Tax Act. In connection with our initial analysis of the impact of the 2017 Tax Act, we have recorded a discrete net tax expense of $665,000 in the year ended December 31, 2017 to account for the effect of the corporate rate reduction. The net tax expense primarily relates to a reduction in the deferred tax assets of approximately $1,524,000 and a reduction in the deferred tax liability related to unrealized gain on available-for-sale securities of approximately $(859,000). For the prior year, we recognized income tax expense of approximately $1.6 million. Our income tax benefit and expense are primarily non-cash.

As of December 31, 2017 and 2016, our net deferred tax assets totaled approximately $3.3 million and $3.4 million, respectively, and are primarily composed of NOLs, offset by deferred tax liabilities of $1.9 million and $1.8 million, respectively, primarily derived from depreciation and the unrealized gain on available-for-sale securities.  The NOLs, as of December 31, 2017, total $6.5 million for federal and $13.9 million for state purposes, with expirations starting in 2018 through 2037.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize our NOLs prior to their expiration. The Company analyzes all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts and product introductions, as well as historical operating results and tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. Based on our evaluation, we have concluded that, based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our state net deferred tax assets recorded at December 31, 2017. Accordingly, we established a valuation allowance totaling approximately $64,000 for the portion of state deferred tax assets that more likely than not will not be realized. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record an additional valuation allowance related to the deferred tax assets recognized as of December 31, 2017.

Fiscal Year 2016 Compared With Fiscal Year 2015

Sales, net

For 2016, net sales increased 70.5% to approximately $50.7 million, compared with approximately $29.7 million for 2015. Sales of P-25 digital products in 2016 increased 64.5% to approximately $33.2 million (65.5% of total sales), compared with approximately $20.2 million (68.0% of total sales) for 2015.

The comparative increase in total sales and sales of digital products for 2016 was attributed primarily to orders from the TSA. Sales to customers other than the TSA increased approximately 9.6% in 2016, compared with the previous year. Key contributors to this growth included international sales and sales to legacy domestic customers that were fueled, in part, by wildland fire-suppression efforts.

Cost of Products and Gross Profit Margin

Cost of products as a percentage of sales for 2016 was 66.3%, compared with 58.7% in 2015. Gross profit margin as a percentage of sales for 2016 was 33.7%, compared with 41.3% for 2015.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. The decline in gross profit margins for 2016 compared to the prior year was attributed primarily to competitive factors associated with the TSA orders, which comprised a significant portion of our sales for the year. The gross profit margins realized from our product sales to customers other than TSA were relatively consistent with the prior year.

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

Operating Income

Operating income for 2016 increased 199.7% to approximately $4.3 million (8.5% of sales), compared with approximately $1.4 million (4.8% of sales) for 2015. Increased operating income for the year was primarily the product of sales growth, which was partially offset by reduced gross profit margins for the TSA delivery orders.

Interest Income (Expense), net

For 2016, we realized interest income of approximately $9,000 on our cash balances, compared with approximately $1,000 for the prior year.

We incurred no interest expense in 2016 or 2015. Effective as of December 28, 2016, we entered into a sixth amendment to our Loan and Security Agreement with SVB primarily to extend the maturity date by approximately a year, to December 27, 2017, and to reduce the maximum facility amount to $1 million. Our revolving credit facility was not utilized during 2016 or 2015.

Income Tax Expense

We recorded income tax expense for 2016 of approximately $1.6 million, compared with $345,000 for 2015. Our income tax expense is primarily non-cash.

As of December 31, 2016 and 2015, our net deferred tax assets totaled approximately $3.4 million and $5.5 million, respectively, and are primarily composed of NOLs, offset by deferred tax liabilities of $1.8 million and $671,000, respectively, primarily derived from depreciation and the unrealized gain on available-for-sale securities.  The NOLs, as of December 31, 2016, totaled $1.6 million for federal and $11.9 million for state purposes, with expirations starting in 2018 through 2030.

We evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. Based on our evaluation, we concluded that, based on the weight of available evidence, it was more likely than not that we would not realize a portion of the benefit of our state net deferred tax assets recorded at December 31, 2016. Accordingly, we established a valuation allowance totaling approximately $76,000 for the portion of state deferred tax assets that more likely than not will not be realized.

There was no significant impact on our operations as a result of inflation for the fiscal years ended December 31, 2017, 2016 and 2015.

Liquidity and Capital Resources

For the year ended December 31, 2017, net cash used in operating activities totaled approximately $2.3 million, compared with cash provided by operations of approximately $10.7 million for 2016. Cash used in operating activities was primarily related to net loss, accounts receivable and deferred tax assets, inventories and accrued compensation and related taxes, partially offset by accounts payable, depreciation and amortization and accrued expenses.

For the year ended December 31, 2017, we realized a net loss of approximately $3.6 million, compared with net income of approximately $2.7 million last year. Accounts receivable increased approximately $2.1 million during the year ended December 31, 2017, reflecting sales that were consummated later in the year that had not yet completed their collection cycle, compared with a $657,000 decrease for last year. Deferred tax assets for 2017 increased by approximately $1.2 million primarily due to our pre-tax loss, and partially offset by the impact of revaluation derived from tax reform. For the prior year, deferred tax assets decreased approximately $1.1 million primarily as a result of pre-tax income. Net inventories increased during 2017 by approximately $508,000 primarily due to material purchases, which were partially offset by the write-off of certain inventory items. Last year, inventories decreased approximately $2.1 million, primarily due to fulfilling the TSA delivery orders. Accrued compensation and related taxes decreased by approximately $829,000 during 2017 as performance incentives were paid. For the same period last year, accrued compensation and related taxes increased by approximately $1.1 million, related primarily to incentive compensation. Accounts payable for 2017 increased approximately $4.0 million, primarily related to material purchases and product development expenses, compared with a decrease of $312,000 last year. Depreciation and amortization totaled approximately $942,000 for both 2017 and 2016.

Cash provided by investing activities for 2017 totaled approximately $2.0 million, which was primarily related to proceeds totaling approximately $2.6 million from the sale of securities, partially offset by purchases of equipment totaling approximately $628,000. Last year, approximately $481,000 was used for the investment in Iteris common stock and $1.4 million was utilized for the purchase of manufacturing and engineering equipment.

During 2017, approximately $3.5 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $3.0 million, compared with $2.5 million in 2016. We also repurchased stock totaling approximately $648,000 in 2017, compared with $162,000 for the prior year. In 2017, we received approximately $183,000 provided by the issuance of common stock upon the exercise of stock options, compared with $30,000 last year.

We have a revolving credit facility with SVB with a maximum borrowing availability of $1.0 million and a maturity date of December 26, 2018. The Loan and Security Agreement governing the revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Pursuant to the Loan and Security Agreement, the Company is permitted to pay cash dividends, the total of which may not exceed $5.0 million in the aggregate during any twelve-month period, so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend. The variable rate at which borrowings under the credit facility bear interest is the Wall Street Journal prime rate plus 25 basis points.

We were in compliance with all covenants under the Loan and Security Agreement and there were no borrowings outstanding under the revolving credit facility as of December 31, 2017.  For additional information about our revolving credit facility, see “Note 5—Debt” of the notes to the consolidated financial statements.

Our cash and cash equivalents balance at December 31, 2017 was approximately $7.1 million.  We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility, are sufficient to meet our working capital requirements for the foreseeable future. However, although we do not anticipate needing additional capital in the near term, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Part I—Item 1A. Risk Factors” in this report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on “Revenue from Contracts with Customers,” which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. It permits the use of either a retrospective or cumulative effect transition method. The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. Because the Company’s primary source of revenues is from shipments of products, the Company does not expect the impact on its consolidated financial statements to be material.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. On January 1, 2018, the Company adopted the new guidance and, consequently, the Company has recognized approximately $4.3 million of net unrealized gain in its retained earnings balance.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $50,000 on gross trade receivables of approximately $5.6 million as of December 31, 2017, as compared with $50,000 on gross trade receivables of approximately $3.5 million as of December 31, 2016. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2017. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2017 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent, with write-offs of trade receivables being less than 1% of sales during past years. Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivables portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. As of December 31, 2017 and 2016, we had no specific allowance on trade receivables.

Excess and Obsolete Inventory

The allowance for obsolete and slow-moving inventory was approximately $789,000 and $1.6 million at December 31, 2017 and 2016, respectively.

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

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Forward-looking statements include, but are not limited to, statements regarding industry trends and expected impact on us, the impact of general economic conditions, future product development and the demand for new products, growth/contraction, general demand, customer spending and resulting opportunities and challenges, the impact of our strategy, our dependence on sales to the U.S. Government, the impact from the loss of key customers, suppliers and manufacturers, our competitive position, our ability to adapt to technological changes, the seasonality of the business, the impact of regulatory matters, the availability of materials and components, the consequences of a disruption in manufacturing, the consequences of a disruption of information systems, the impact of maintaining inventory, our access to capital, our ability to retain our employees, our ability to adapt to leadership changes, our ability to protect our intellectual property, adequacy of our insurance and the impact of natural disasters, acts of war or terrorism and other catastrophic events beyond our control.

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

See pages F-1 through F-22.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RELM Wireless Corporation
West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RELM Wireless Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moore Stephens Lovelace, P.A.

We have served as the Company’s auditor since 2015.

Miami, Florida
March 6, 2018

RELM WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$7,147	$10,910
Available-for-sale securities	9,184	—
Trade accounts receivable (net of allowance for doubtful accounts of $50 in 2017 and 2016)	5,524	3,448
Inventories, net	14,358	13,999
Prepaid expenses and other current assets	772	1,410
Total current assets	36,985	29,767
Property, plant and equipment, net	2,201	2,486
Available-for-sale securities	—	6,472
Deferred tax assets, net	3,317	3,418
Other assets	298	401
Total assets	$42,801	$42,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,971	$1,973
Accrued compensation and related taxes	1,364	2,193
Accrued warranty expense	1,389	650
Accrued other expenses and other current liabilities	1,159	169
Dividends payable	273	1,235
Deferred revenue	157	142
Total current liabilities	10,313	6,362
Deferred revenue	481	408
Total liabilities	10,794	6,770
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares: none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares:13,844,584 and 13,754,749 issued and outstanding shares at December 31, 2017 and 2016, respectively	8,307	8,253
Additional paid-in capital	25,642	25,382
Retained earnings	(5,450)	240
Accumulated other comprehensive income	4,318	2,061
Treasury stock, at cost, 192,094 and 30,422 shares at December 31, 2017 and 2016, respectively	(810)	(162)
Total stockholders’ equity	32,007	35,774
Total liabilities and stockholders’ equity	$42,801	$42,544

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016
Sales, net	$39,395	$50,689
Expenses
Cost of products	29,845	33,612
Selling, general and administrative	14,577	12,792
	44,422	46,404

Operating income (loss)	(5,027)	4,285
Other income (expense):
Interest income	46	9
Gain on sale of available-for-sale securities	1,833	—
Legal settlement	(1,436)	—
Loss on disposal of property, plant and equipment	(95)	—
Other expense	(106)	(22)
Total other income (expense)	242	(13)
Income (loss) before income taxes	(4,785)	4,272
Discrete tax item-impact of tax reform	(665)	—
Income tax benefit (expense)	1,824	(1,583)
Net income (loss)	$(3,626)	$2,689
Net income (loss) per share-basic	$(0.27)	$0.20
Net income (loss) per share-diluted	$(0.27)	$0.19
Weighted average shares outstanding-basic	13,625	13,735
Weighted average shares outstanding-diluted	13,625	13,823

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016
Net (loss) income	$(3,626)	$2,689
Unrealized gain on available-for-sale securities, net of tax	2,257	1,664
Total comprehensive (loss) income	$(1,369)	$4,353

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2015	13,730,562	$8,238	$24,926	$1,259	$397	$—	$34,820
Common stock options exercised and issued	24,187	15	15	—	—	—	30
Share-based compensation expense	—	—	49	—	—	—	49
Realized tax benefit from stock option exercise	—	—	392	—	—	—	392
Dividends declared	—	—	—	(3,708)	—	—	(3,708)
Net income	—	—	—	2,689	—	—	2,689
Unrealized gain on available-for-sale securities	—	—	—	—	1,664	—	1,664
Repurchase of common stock	—	—	—	—	—	(162)	(162)
Balance at December 31, 2016	13,754,749	8,253	25,382	240	2,061	(162)	35,774
Common stock options exercised and issued	89,835	54	129	—	—	—	183
Share-based compensation expense	—	—	55	—	—	—	55
Restricted stock unit compensation expense	—	—	76	—	—	—	76
Dividends declared	—	—	—	(2,064)	—	—	(2,064)
Net loss	—	—	—	(3,626)	—	—	(3,626)
Unrealized gain on available-for-sale securities	—	—	—	—	2,257	—	2,257
Repurchase of common stock	—	—	—	—	—	(648)	(648)
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Years Ended December 31,
	2017	2016
Operating activities
Net income (loss)	$(3,626)	$2,689
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	—	17
Inventory allowance	149	180
Deferred tax expense	(1,163)	1,118
Depreciation and amortization	942	942
Share-based compensation expense	55	49
Restricted stock unit compensation expense	76	—
Realized tax benefit from stock option exercise	—	392
Gain on sale of available-for-sale securities	(1,833)	—
Loss on disposal of property, plant and equipment	95	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,076)	657
Inventories	(508)	2,103
Prepaid expenses and other current assets	637	1,671
Other assets	(20)	(3)
Accounts payable	3,998	(312)
Accrued compensation and related taxes	(829)	1,057
Accrued warranty expense	739	112
Deferred revenue	88	48
Accrued other expenses and other current liabilities	990	1
Net cash (used in) provided by operating activities	(2,286)	10,721

Investing activities
Purchases of property, plant and equipment	(628)	(1,394)
Purchase of available-for-sale securities	—	(481)
Proceeds from sale of available-for-sale securities	2,642	—
Net cash provided by (used in) investing activities	2,014	(1,875)

Financing activities
Dividends paid	(3,026)	(2,473)
Repurchase of common stock	(648)	(162)
Proceeds from issuance of common stock	183	30
Net cash used in financing activities	(3,491)	(2,605)

(Decrease) increase in cash and cash equivalents	(3,763)	6,241
Cash and cash equivalents, beginning of year	10,910	4,669
Cash and cash equivalents, end of year	$7,147	$10,910

Supplemental disclosure
Cash paid for income taxes	$—	$50

Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$27	$4

See notes to consolidated financial statements.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
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

Inventories

Inventories are stated at the lower of cost (determined by the average cost method) or net realizable value. Freight costs are classified as a component of cost of products in the accompanying consolidated statements of operations.

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2017 and 2016.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2017 and 2016 is adequate.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets are more likely than not. In determining whether a tax asset is realizable, the Company considers, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2017 and 2016 and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; and (3) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

In connection with the Company’s initial analysis of the impact of the 2017 Tax Act, the Company has recorded a discrete net tax expense of $665 in the year ended December 31, 2017 for the effect of the corporate rate reduction. The net tax expense primarily relates to a reduction in the deferred tax assets of $1,524 and a reduction in the deferred tax liability related to unrealized gain on available-for-sale securities of $(859).

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2017 and 2016, accounts receivable from governmental customers were approximately $2,663 and $1,090, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers have been consistently within management’s expectations.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2017, the Company had cash and cash equivalents in excess of FDIC limits of $7,053.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 65.7% of the Company’s material, subassembly and product procurements in 2017 were sourced internationally, of which approximately 61.6% were sourced from three suppliers. For 2016, approximately 76.3% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 70% were sourced from three suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, available-for-sale securities, accounts payable, accrued expenses and other liabilities. As of December 31, 2017 and 2016, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments. The Company uses observable market data or assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities. There were no sales of available-for-sale securities, nor gains or losses reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of the available-for-sale securities. There were no transfers of available-for-sale securities between Level 1 and Level 2 during the year ended December 31, 2017.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

Available-For-Sale Securities

Investments reported on the December 31, 2017 and 2016 consolidated balance sheets consist of marketable equity securities of a publicly held company. As of December 31, 2017 and 2016, the investment cost was $2,402 and $3,242, respectively. Management intends to hold such securities for a sufficient period in which to realize a reasonable return, which periods may range between one to several years, although there is no assurance that positive returns will be realized or that such securities will not be liquidated in a shorter-than-expected time frame to accommodate future liquidity requirements. For year ended December 31, 2017, investments were classified as current and available-for-sale. Investments are marked to market at each measurement date, with unrealized gains or losses presented as adjustments to accumulated other comprehensive income or loss.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016. Amounts billed to a customer, if any, for shipping and handling are reported as a revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2017 and 2016, such expenses totaled $424 and $334, respectively.

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2017 and 2016 are engineering, research and development costs of $5,000 and $4,123, respectively.

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

Restricted Stock Units

On June 15, 2017, the Company granted to each non-employee director restricted stock units (“RSUs”) with a grant fair value of $20 per award, which will vest in full on June 15, 2018, subject to continued service through such vesting date.

Earnings Per Share

Earnings per share amounts are computed and presented for all periods in accordance with GAAP.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net income (loss) and unrealized gain on available-for-sale securities, net of taxes.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

Product Warranty

The Company offers two-year warranties to its customers, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income for the year ended December 31, 2016.

Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 on “Revenue from Contracts with Customers,” which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. It permits the use of either a retrospective or cumulative effect transition method. The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. Because the Company’s primary source of revenues is from shipments of products, the Company does not expect the impact on its consolidated financial statements to be material.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. On January 1, 2018, the Company adopted the new guidance and, consequently, the Company has recognized approximately $4,300 of net unrealized gain in its retained earnings balance.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
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

2.
Inventories, net

Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:

	December 31,
	2017	2016

Finished goods	$2,825	$3,216
Work in process	7,111	6,612
Raw materials	4,422	4,171
	$14,358	$13,999

Changes in the allowance for obsolete and slow-moving inventory are as follows:

	Years Ended December 31,
	2017	2016

Balance, beginning of year	$1,607	$1,685
Charged to cost of sales	149	180
Disposal of inventory	(967)	(258)
Balance, end of year	$789	$1,607

Following leadership changes, in the third quarter of 2017, the Company launched a comprehensive evaluation of its products, markets and strategies through the remainder of the year. As a result of this evaluation, the Company recognized a direct charge to cost of products of $3,200 to write-off inventory with limited customer market opportunities, primarily due to concerns regarding technology and production costs.

For the years ended December 31, 2016 and 2017, the Company wrote off obsolete inventory that had been fully allowed for previously, which had no material impact to the Company’s consolidated balance sheets or consolidated statements of operations.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

3.
Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$50	$49
Provision for doubtful accounts	—	17
Uncollectible accounts written off	—	(16)
Balance, end of year	$50	$50

4.
Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2017	2016
Leasehold improvements	$422	$392
Machinery and equipment	8,970	8,548
Less accumulated depreciation and amortization	(7,191)	(6,454)
Property, plant and equipment, net	$2,201	$2,486

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2017 and 2016 was approximately $808 and $748, respectively.

5.
Debt

The Company has a revolving credit facility with Silicon Valley Bank with a maximum borrowing availability of $1,000 and a maturity date of December 26, 2018. The Loan and Security Agreement governing the revolving credit facility contains customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Pursuant to the Loan and Security Agreement, the Company is permitted to pay cash dividends, the total of which may not exceed $5,000 in the aggregate during any twelve-month period, so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend. The variable rate at which borrowings under the credit facility bear interest is the Wall Street Journal prime rate plus 25 basis points.

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

The Company was in compliance with all covenants under the Loan and Security Agreement as of December 31, 2017. The Company had no borrowings outstanding under the credit facility as of December 31, 2017, and $1,000 was available for borrowing.

6.
Investment in Securities

As of December 31, 2017, the Company, through its wholly-owned subsidiary, held approximately 1.3 million shares of Iteris, Inc. (Nasdaq: ITI) (“Iteris”).  At December 31, 2017, the corresponding unrealized gain of approximately $2,257, net of tax of $2,428, is included in accumulated other comprehensive income as a separate component of stockholders’ equity.  There was no impact to the Company’s consolidated statements of operations.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

6.
Investment in Securities (Continued)

On July 29, 2016, the Company, one of the Company’s significant stockholders, and certain of their affiliates entered into an agreement with Iteris. Pursuant to the agreement, a Director of the Company, who is an executive, co-founder and partner of the significant stockholder that is party to the agreement, was appointed to the Board of Directors of Iteris.

The significant stockholder of the Company did not stand for re-election to the Iteris Board of Directors. As of November 8, 2017, the date of Iteris’ annual meeting of stockholders, the significant stockholder of the Company was no longer a member of the Iteris Board of Directors.

7.
Leases

The Company leases approximately 54,000 square feet of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2020. Rental, maintenance and tax expenses for this facility were approximately $472 and $475 in 2017 and 2016, respectively. The Company also leases 8,100 square feet of office space in Lawrence, Kansas, under a non-cancellable operating lease, to accommodate a portion of the Company’s engineering team. The lease has the expiration date of December 31, 2019. Rental, maintenance and tax expenses for this facility were approximately $108 in 2017 and 2016.

The following table summarizes future minimum rental payments under these leases as of December 31, 2017:

2018	$577
2019	577
2020	234
Thereafter	—
$1,388

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes

The income tax expense is summarized as follows:

	Years Ended December 31,
	2017	2016
Current:
Federal	$(11)	$61
State	10	11
	(1)	72
Deferred:
Federal	(1,780)	1,296
State	(43)	215
Impact of rate change	665	—
	(1,158)	1,511
	$(1,159)	$1,583

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2017	2016
Statutory U.S. income tax rate	(34.00)%	34.00%
State taxes, net of federal benefit	(1.37)%	2.33%
Non-deductible items	0.52%	0.54%
Change in valuation allowance	(0.25)%	1.78%
Change in net operating loss carryforwards and tax credits	(3.27)%	(1.65)%
Other	0.25%	0.13%
Effective income tax rate	(38.12)%	37.13%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Operating loss carryforwards	$1,874	$1,035
R&D Tax Credit	1,478	1,310
AMT Tax Credit	352	364
Section 263A costs	315	502
R&D costs	335	690
Amortization	24	34

Asset reserves:
Bad debts	12	18
Inventory allowance	182	574

Accrued expenses:
Non-qualified stock options	86	86
Compensation	165	261
Warranty	465	415
Deferred tax assets	5,288	5,289

Less state valuation allowance	(64)	(76)
Total deferred tax assets	5,224	5,213

Deferred tax liabilities:
Depreciation	(338)	(626)
Total deferred tax liabilities	(338)	(626)

Net deferred tax assets (before unrealized gain)	4,886	4,587

Deferred tax liability: unrealized gain	(1,569)	(1,169)
Net deferred tax assets	$3,317	$3,418

As of December 31, 2017, the Company had a net deferred tax asset of approximately $4,886 offset by deferred tax liabilities of $1,569 derived from the unrealized gain on available-for-sale securities. This asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development costs, and an allowance for inventory. The NOLs total $6,478 for federal and $13,949 for state purposes, with expirations starting in 2018 for state purposes.

During 2016, the Company utilized $2,954, adjusted to final tax return, of its NOLs and during 2017, the Company generated $4,654 of additional NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2017, 2016, and 2015. GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes (Continued)

Management’s analysis of all available evidence, both positive and negative, provides support that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management asserts that it is more likely than not that approximately $64 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2017. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The 2017 federal and state NOL and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the years ended December 31, 2017 and 2016, the Company incurred $49 and $61, respectively, in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards. No alternative minimum tax expense is expected in 2017 due to the NOLs generated.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2018, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2017 and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the year ended December 31, 2017, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2014, 2015, and 2016 are still open to IRS examination under the statute of limitations. The last IRS examination on the Company’s 2007 calendar year was closed with no change.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9.
Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Years Ended December 31,
	2017	2016
Numerator:
Net (loss) income from continuing operations numerator for basic and diluted earnings per share	$(3,626)	$2,689
Denominator:
Denominator for basic earnings per share weighted average shares	13,624,649	13,734,873
Effect of dilutive securities:
Stock options	—	88,118
Denominator for diluted earnings per share weighted average shares	13,624,649	13,822,991
Basic income per share	$(0.27)	$0.20
Diluted income per share	$(0.27)	$0.19

Approximately 354,500 stock options and 21,201 RSUs for the year ended December 31, 2017 and 90,000 stock options and zero RSUs for the year ended December 31, 2016, were excluded from the calculation because they were anti-dilutive.

10.
Share-Based Employee Compensation

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $55 and $49 of share-based employee compensation expense during the years ended December 31, 2017 and 2016, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2017 and 2016 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. In 2017, the Company paid dividends on January 13, for a dividend declared in 2016, April 17, July 17 and October 16. In 2017, the Company’s board of directors also declared a quarterly dividend that was paid on January 16, 2018. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2017	FY 2016
Expected Volatility	53.6%	60.7%
Expected Dividends	5.0%	2.0%
Expected Term (in years)	3.0-6.5	3.0-6.5
Risk-Free Rate	2.10%	1.35%
Estimated Forfeitures	0.0%	0.0%

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

10.
Share-Based Employee Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2017, and changes during the year ended December 31, 2017, are presented below:

As of January 1, 2017	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	311,000	3.48	—	1.96	—
Vested	231,000	3.30	—	1.97	—
Nonvested	80,000	4.01	—	1.93	—

Period activity
Issued	248,500	4.84	—	1.54	—
Exercised	125,000	2.88	—	1.62	—
Forfeited	80,000	4.31	—	1.95	—
Expired	—	—	—	—	—

As of December 31, 2017
Outstanding	354,500	4.46	7.35	1.79	34,660
Vested	113,000	3.75	3.15	2.23	34,660
Nonvested	241,500	4.80	9.31	1.58	—

Outstanding:

Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
1.89	3.83	36,000	2.67	5.91
4.07	5.10	318,500	4.67	7.51
		354,500	4.46	7.35

Exercisable:

Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($)
1.89	3.83	28,000	2.33
4.07	5.10	85,000	4.21
		113,000	3.75

The weighted-average grant-date fair value per option granted during the years ended December 31, 2017 and 2016 was $1.58 and $1.93, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was approximately $107 and $82, respectively.

In connection with the restricted stock units granted to non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of the restricted stock unit awards based upon the market price of the underlying common stock on the date of grant.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11.
Significant Customers

Sales to the U.S. Government represented approximately 38% and 58% of the Company’s total sales for the years ended December 31, 2017 and 2016, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

12.
Retirement Plan

The Company sponsors a participant contributory retirement (401(k)) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2017 and 2016, total contributions made by the Company were $136 and $121, respectively.

13.
Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $136 and $243 for the years ended December 31, 2017 and 2016, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $12,376 as of December 31, 2017.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2017, the plan had a stop-loss provision insuring losses beyond $80 per employee per year and an aggregate stop-loss of $1,397. As of December 31, 2017 and 2016, the Company recorded an accrual for estimated claims in the amount of approximately $113 and $172, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2017 and 2016.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year product warranties during the years ended December 31, 2017 and 2016 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2017	$650	$1,945	$(1,206)	$1,389
2016	$538	$709	$(597)	$650

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

13.
Commitments and Contingencies (Continued)

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

On March 28, 2017, The Sales Group, Inc. (“TSG”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes, and an accounting of alleged unpaid sales commissions. TSG’s complaint sought damages in the amount of $6,090 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The matter was mediated on November 14, 2017, during which the parties agreed to a settlement. On December 19, 2017, the Company entered into a settlement agreement with TSG, pursuant to which TSG agreed to dismiss with prejudice its lawsuit filed against the Company. Pursuant to the settlement agreement, the Company agreed to pay an amount of $900 to TSG on or before December 31, 2017. The Company also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for the Company’s products received and accepted by the Company from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, other than for (i) sales of the Company’s products to federal government agencies and offices, (ii) sales of the Company’s products to other end-users, excepting state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. These commissions were estimated to total approximately $536, which was recorded as an expense in December 2017. In addition, if at any time on or before December 31, 2018, the Company completes a change-in-control transaction, then the Company will pay to TSG an amount equal to $2,000, less the amount of commissions paid by the Company with respect to 2018, as described above. The settlement agreement settles all claims raised by TSG in its lawsuit against the Company.

There were no other pending material claims or legal matters as of December 31, 2017.

14.
Capital Program

In May 2016, the Company implemented a capital return program that included a stock repurchase program and a quarterly dividend.  Under the program, the Company’s Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.  Pursuant to the program, the Company’s Board of Directors approved three quarterly dividends of $0.09 per share of the Company’s common stock.  The dividends were paid on June 17, 2016, September 16, 2016 and January 13, 2017 to shareholders of record as of June 1, 2016, September 1, 2016 and January 3, 2017, respectively.

In June 2017, the Board of Directors approved the increase in the Company’s capital return program, authorizing the repurchase of 500,000 shares of the Company’s common stock in addition to the 500,000 shares originally authorized, for a total repurchase authorization of 1 million shares, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program has no termination date. Pursuant to the capital return program, during 2017, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.09 per share on March 17, and $0.02 per share on June 14, September 18 and December 6. The dividends were payable to shareholders of record as of March 31, 2017, June 30, 2017, October 2, 2017 and January 2, 2018, respectively. These dividends were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 16, 2018.

RELM WIRELESS CORPORATION
YEARS ENDED DECEMBER 31, 2017 AND 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

15.
Subsequent Event

On January 1, 2018, the Company adopted ASU 2016-1 “Financial Instruments,” which amended the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the prior guidance primarily affected the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Upon its adoption, the Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance was effective. On January 1, 2018, the Company adopted the new guidance and, consequently, the Company recognized approximately $4,300 of net unrealized gain in its retained earnings balance. During January and February 2018, the Company sold 1,317,503 shares of Iteris, which cost $2,398, for approximately $8,334 of proceeds and will report a loss on the sales of approximately $708.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, and concluded that our internal controls over financial reporting were effective as of December 31, 2017. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” and “Corporate Governance—Board of Directors Independence” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2018 annual meeting of stockholders, and is incorporated herein by reference.

The disclosure of delinquent filers under Section 16(a) of the Exchange Act will be contained in the “Miscellaneous—Section 16(a) Beneficial Ownership Reporting Compliance” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2018 annual meeting of stockholders, and is incorporated herein by reference.

We have a separately-designated standing audit committee. Information about our audit committee and the audit committee financial expert will be contained in the “Corporate Governance—Meetings and Committees of the Board of Directors” section of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2018 annual meeting of stockholders, and is incorporated herein by reference.

We have adopted the Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Code of Ethics for the CEO and Senior Financial Officers (the “Code of Ethics”) containing additional specific policies. The Code of Conduct and the Code of Ethics are posted on our Internet website, www.bktechnologies.com, under the “Investor” tab, and are available free of charge, upon request to Corporate Secretary, 7100 Technology Drive, West Melbourne, Florida 32904; telephone number: (321) 984-1414. Any amendment to, or waiver from, the codes applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver unless the rules of the NYSE American then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.

Item 11. Executive Compensation

The information required by this item will be contained in the “Director Compensation for 2017,” “Summary Compensation Table for 2016-2017,” “Outstanding Equity Awards at Fiscal Year-End for 2017,” “Retirement Benefits for 2017,” “Potential Payments Upon Termination in Connection With a Change of Control,” “Director Compensation for 2017” and “Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2018 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2018 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2018 annual meeting of stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” sections of RELM’s definitive proxy statement, to be filed in connection with RELM’s 2018 annual meeting of stockholders, and is incorporated herein by reference.

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
10.1+
2007 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Annex F to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

10.2+	Form of 2007 Non-Employee Directors’ Stock Option Agreement (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.3+
2007 Incentive Compensation Plan (incorporated by reference from Annex G to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

10.4+
Amendment to the RELM Wireless Corporation 2007 Incentive Compensation Plan, effective as of March 17, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2017)

10.5+	Form of 2007 Incentive Compensation Plan Stock Option Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.6
Loan and Security Agreement, dated as of October 23, 2008, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008)

10.7
First Amendment to Loan and Security Agreement, dated as of October 20, 2010, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2010)

10.8
Second Amendment to Loan and Security Agreement, dated as of June 22, 2011, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011)

10.9
Third Amendment to Loan and Security Agreement, dated as of December 18, 2012, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2012)

10.1
Fourth Amendment to Loan and Security Agreement, dated as of January 28, 2015 and effective as of December 31, 2014, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2015)

10.11
Fifth Amendment to Loan and Security Agreement, dated as of December 29, 2015, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015)

10.12
Sixth Amendment to Loan and Security Agreement, dated as of January 17, 2017 and effective as of December 28, 2016, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2017)

10.13
Seventh Amendment to Loan and Security Agreement, dated as of January 8, 2018 and effective as of December 27, 2017, by and among Silicon Valley Bank, RELM Wireless Corporation and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2018)

10.14+
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended March 31, 2017)

10.15+
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and David P. Storey (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.16+
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.17+
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and James E. Gilley (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.18+
Separation and Release Agreement, executed February 3, 2017, by and between RELM Wireless Corporation and David P. Storey (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 6, 2017)

10.19+	RELM Wireless Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.20+
Form of Stock Option Agreement under the RELM Wireless Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)

10.21+
Form of Restricted Share Agreement under the RELM Wireless Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)

10.22+
Form of Restricted Stock Unit Agreement under the RELM Wireless Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)

21	Subsidiaries of the Company*
23.1	Consent of Moore Stephens Lovelace, P.A. (relating to RELM Wireless Corporation’s Registration Statements on Form S-8) (Registration No. 333-218765 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*

*
Included with this filing

**
Furnished herewith (not filed)

+
Each management contract or compensatory plan or arrangement.

(c)
Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida, on the 6th day of March, 2018.

RELM WIRELESS CORPORATION

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

SIGNATURE	TITLE	DATE
/s/ D. Kyle Cerminara D. Kyle Cerminara	Chairman of the Board	March 6, 2018
/s/ Timothy A. Vitou Timothy A. Vitou	President (Principal Executive Officer)	March 6, 2018
/s/ William P. Kelly William P. Kelly	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2018
/s/ Charles T. Lanktree Charles T. Lanktree	Director	March 6, 2018
/s/ E. Gray Payne E. Gray Payne	Director	March 6, 2018
/s/ John W. Struble John W. Struble	Director	March 6, 2018
/s/ Michael R. Dill Michael R. Dill	Director	March 6, 2018
/s/ Lewis M. Johnson Lewis M. Johnson	Director	March 6, 2018
/s/ Ryan R.K. Turner Ryan R.K. Turner	Director	March 6, 2018