Form 10-Q
period 2018-03-31
RELM WIRELESS CORP
filed 2018-05-09
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 13,844,584 shares of common stock, $0.60 par value, of the registrant outstanding at May 1, 2018.

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RELM WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,058	$7,147
Available-for-sale-securities	—	9,184
Trade accounts receivable, net	7,708	5,524
Inventories, net	15,318	14,358
Prepaid expenses and other current assets	760	772
Total current assets	31,844	36,985

Property, plant and equipment, net	2,151	2,201
Investment in securities	3,036	—
Deferred tax assets, net	3,423	3,317
Other assets	273	298
Total assets	$40,727	$42,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,855	$5,971
Accrued compensation and related taxes	1,288	1,364
Accrued warranty expense	1,447	1,389
Accrued other expenses and other current liabilities	956	1,159
Dividends payable	271	273
Deferred revenue	166	157
Total current liabilities	8,983	10,313

Deferred revenue	753	481
Total liabilities	$9,736	$10,794
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,844,584 issued and outstanding shares at March 31, 2018 and December 31, 2017, respectively	8,307	8,307
Additional paid-in capital	25,697	25,642
Accumulated deficit	(1,846)	(5,450)
Accumulated other comprehensive income	—	4,318
Treasury stock, at cost, 285,514 and 192,094 shares at March 31, 2018 and December 31, 2017, respectively	(1,167)	(810)
Total stockholders’ equity	30,991	32,007
Total liabilities and stockholders’ equity	$40,727	$42,801

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Sales, net	$11,746	$7,380
Expenses
Cost of products	6,909	5,143
Selling, general and administrative	4,089	3,443
Total expenses	10,998	8,586

Operating income (loss)	748	(1,206)

Other income (expense):
Interest income	17	8
Loss on investment in securities	(1,146)	—
Loss on disposal of property, plant and equipment	—	(104)
Other expense	(168)	(87)
Total other	(1,297)	(183)

Loss before taxes	(549)	(1,389)

Income tax benefit	106	121

Net loss	$(443)	$(1,268)

Net loss per share-basic	$(0.03)	$(0.09)
Net loss per share-diluted	$(0.03)	$(0.09)
Weighted average shares outstanding-basic	13,754,119	13,734,053
Weighted average shares outstanding-diluted	13,754,119	13,734,053

 See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(443)	$(1,268)
Unrealized gain on available-for-sale securities, net of tax	—	2,059
Total comprehensive (loss) income	$(443)	$791

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating activities
Net loss	$(443)	$(1,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventories allowances	(31)	33
Deferred tax benefit	(106)	(121)
Depreciation and amortization	211	229
Share-based and stock compensation expense	21	2
Restricted stock unit compensation expense	34	—
Loss on investment in securities	1,146	—
Loss on disposal of property, plant and equipment	—	104
Changes in operating assets and liabilities:
Trade accounts receivable	(2,184)	160
Inventories	(929)	(785)
Prepaid expenses and other current assets	12	368
Other assets	7	(5)
Accounts payable	(1,116)	673
Accrued compensation and related taxes	(76)	(912)
Accrued warranty expense	58	196
Deferred revenue	281	(24)
Accrued other expenses and other current liabilities	(203)	233
Net cash used in operating activities	(3,318)	(1,117)

Investing activities
Purchases of property, plant and equipment	(143)	(319)
Investment in securities	(3,333)	—
Proceeds from sale of available-for-sale securities	8,335	—
Net cash provided by (used in) investing activities	4,859	(319)

Financing activities
Proceeds from issuance of common stock	—	183
Cash dividends declared and paid	(273)	(1,235)
Repurchase of common stock	(357)	(97)
Cash used in financing activities	(630)	(1,149)

Net change in cash and cash equivalents	911	(2,585)
Cash and cash equivalents, beginning of period	7,147	10,910
Cash and cash equivalents, end of period	$8,058	$8,325

Supplemental disclosure
Cash paid for interest	$—	$—
Income tax paid	$—	$—
Non-cash financing activity
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$—	$27

See notes to condensed consolidated financial statements.

RELM WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2018, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 have been prepared by RELM Wireless Corporation (the “Company”), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for a full year.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity ("VIE") or a voting interest entity.

VIEs are entities in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities independently or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. A controlling financial interest in a VIE is present when an enterprise has one or more variable interests that have both (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The enterprise with a controlling financial interest is the primary beneficiary and consolidates the VIE.

Voting interest entities lack one or more of the characteristics of a VIE. The usual condition for a controlling financial interest is ownership of a majority voting interest for a corporation or a majority of kick-out or participating rights for a limited partnership.

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity's operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company's investment is accounted for under the equity method of accounting. If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable and investment in securities, accounts payable, accrued expenses and other liabilities. As of March 31, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the investment in securities. There were no transfers of investment in securities between Level 1 and Level 2 during the three months ended March 31, 2018.

Available-For-Sale Securities

Investments reported on the December 31, 2017 balance sheet consisted of marketable equity securities of a publicly held company. As of December 31, 2017, the investment cost was $2,402. On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments,” which amended the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. Changes to the prior guidance primarily affected the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Upon its adoption, the Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance was effective. On January 1, 2018, the Company recognized approximately $4,300 of net unrealized gain in its accumulated deficit balance. During the three months ended March 31, 2018, the Company sold 1,317,503 shares of Iteris, Inc. (Nasdaq: ITI), which cost $2,402, for approximately $8,335 of proceeds and reported a loss on the sales of approximately $849.

Other Comprehensive Income

Other comprehensive income consists of net income and unrealized gain on available-for-sale securities, net of taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 on “Revenue from Contracts with Customers,” which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and replaces most existing revenue recognition guidance under U.S. GAAP. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and estimates and changes in those estimates. It permits the use of either a modified retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. Because the Company’s primary source of revenues is from shipments of products, the adoption of this new guidance did not have any impact on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted, except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company adopted the new guidance, which had a material impact on its retained earnings, as the Company reclassified approximately $4,300 of unrealized gain on investment securities that was previously classified in other comprehensive income.

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

2.
Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on March 14, 2018 to stockholders of record as of April 2, 2018. These dividends were paid on April 16, 2018.

On February 8, 2018, the Company announced that it received a purchase order totaling approximately $2,000 from Alberta Health Services for P-25 800MHz portable and mobile radios with accessories. The order was fulfilled in the first quarter of 2018.

On February 13, 2018, the Company announced that it received orders totaling approximately $1,500 from the U.S. Forest Service. The orders were for RELM’s KNG-Series Digital P-25 portable and mobile radios with accessories and were fulfilled in the first quarter of 2018.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $7,758 and $5,574 at March 31, 2018 and December 31, 2017, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2018	December 31, 2017
Finished goods	$2,234	$2,825
Work in process	8,780	7,111
Raw materials	4,304	4,422
	$15,318	$14,358

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $758 at March 31, 2018, compared with approximately $789 at December 31, 2017.

5.
Income Taxes

Income tax benefit totaling approximately $106 has been recorded for the three months ended March 31, 2018, compared with $121 for the same period last year.

As of March 31, 2018 and December 31, 2017, the Company’s net deferred tax assets totaled approximately $3,423 and $3,317, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”) and research and development costs and tax credits.  As of March 31, 2018, these NOLs total approximately $6,921 for federal and $13,903 for state purposes, with expirations starting in 2018 through 2030.

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

Based on management’s analysis of all available evidence, both positive and negative, the Company’s management has concluded that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimated that as of March 31, 2018, it is more likely than not that approximately $64 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2018.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP, was established for the purpose of investing in securities.

As of March 31, 2018, the Company indirectly held approximately $667 in cash and 424,572 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $3,036, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March 2018 for approximately $3,333. For the first quarter of 2018, the Company recognized an unrealized loss on the investment of approximately $297.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of March 31, 2018, the Company and the affiliates of Fundamental Global Investors, LLC, including without limitation Ballantyne Strong, Inc., beneficially owned in the aggregate 2,576,652 shares of PIH’s common stock, representing approximately 43.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, a director of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as a director of Ballantyne Strong. Messrs. Cerminara and Johnson also serve on the Board of Directors of PIH.

7.
Stockholders’ Equity

The changes in consolidated stockholders’ equity for the three months ended March 31, 2018 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007
Share-based compensation expense	—	—	21	—	—	—	21
Restricted stock unit compensation expense	—	—	34	—	—	—	34
Dividends declared	—	—	—	(271)	—	—	(271)
Net Loss	—	—	—	(443)	—	—	(443)
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Balance at March 31, 2018	13,844,584	$8,307	$25,697	$(1,846)	$—	$(1,167)	$30,991

8.
Loss per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net loss (numerator for basic and diluted earnings per share)	$(443)	$(1,268)
Denominator:
Denominator for basic earnings per share weighted average shares	13,754,119	13,734,053
Effect of dilutive securities:
Options and restricted stock units	—	—
Denominator:
Denominator for diluted earnings per share weighted average shares	13,754,119	13,734,053
Basic loss per share	$(0.03)	$(0.09)
Diluted loss per share	$(0.03)	$(0.09)

               Approximately 438,500 stock options and 30,570 restricted stock units for the three months ended March 31, 2018, and 106,000 stock options and zero restricted stock units granted for the three months ended March 31, 2017, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $21 for the three months ended March 31, 2018, compared with $2 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2018 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2018 is presented below:

As of January 1, 2018	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	354,500	4.46	—	1.79	—
Vested	113,000	3.75	—	2.23	—
Nonvested	241,500	4.80	—	1.58	—

Period activity
Issued	90,000	3.75	—	1.64	—
Exercised	—	—	—	—	—
Forfeited	6,000	5.10	—	1.37	—
Expired	—	—	—	—	—

As of March 31, 2018
Outstanding	438,500	4.31	7.66	1.76	64,260
Vested	146,500	4.04	4.27	2.04	45,540
Nonvested	292,000	4.44	9.36	1.62	18,720

Restricted Stock Units

On June 15, 2017, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award, which will vest on June 15, 2018, subject to continued service through such vesting date.

10.
Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On March 28, 2017, The Sales Group, Inc. (“TSG”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes and an accounting of alleged unpaid sales commissions. TSG’s complaint sought damages in the amount of $6,090 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The matter was mediated on November 14, 2017, during which the parties agreed to a settlement. On December 19, 2017, the Company entered into a settlement agreement with TSG, pursuant to which TSG agreed to dismiss with prejudice its lawsuit filed against the Company. Pursuant to the settlement agreement, the Company agreed to pay an amount of $900 to TSG on or before December 31, 2017. The Company also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for the Company’s products received and accepted by the Company from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, other than for (i) sales of the Company’s products to federal government agencies and offices, (ii) sales of the Company’s products to other end-users, excepting state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. In addition, if at any time on or before December 31, 2018, the Company completes a change-in-control transaction, then the Company will pay to TSG an amount equal to $2,000, less the amount of commissions paid by the Company with respect to 2018, as described above. The settlement agreement settled all claims raised by TSG in its lawsuit against the Company. In December 2017, the Company recorded an estimated commission amount of approximately $536. As of March 31, 2018, the Company has paid $149 in commissions to TSG for the three months ended March 31, 2018.

Purchase Commitments

As of March 31, 2018, the Company had purchase orders to suppliers for inventory of approximately $4,494.

Significant Customers

Sales to the United States government agencies represented approximately $3,993 (34.0%) of the Company’s total gross sales for the three months ended March 31, 2018, compared with approximately $2,917 (39.5%) for the same period last year. Accounts receivable from agencies of the United States government were $1,928 as of March 31, 2018, compared with approximately $1,180 at the same date last year.

11.
Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1,000 (subject to a borrowing base) and a maturity date of December 26, 2018. As of March 31, 2018, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 5 (Debt) of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of March 31, 2018, there were no borrowings outstanding under the revolving credit facility and there was $1,000 of borrowing available under the revolving credit facility.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING
FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects. You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●
changes or advances in technology;

●
the success of our land mobile radio product line;

●
successful introduction of new products and technologies;

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

●
impact of our capital allocation strategy;

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

Reported dollar amounts in the management’s discussion and analysis (“MD&A”) are disclosed in millions or as whole dollar amounts.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Executive Overview

We design, manufacture and market two-way land mobile radios, repeaters, base stations and related components and subsystems.

Two-way land mobile radios can be hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We incorporate both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public-Safety Communications Officials (“APCO Project 25,” or “P-25”). Later in 2018, we plan to introduce the first model in our line of multi-band products to complement our existing KNG products. We conduct business under the names RELM Wireless Corporation and BK Technologies and offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

First Quarter Summary

Our financial and operating results for the first quarter of 2018 improved in comparison with last year’s first quarter. Sales grew more than 59% from the first quarter last year, while gross profit margins increased, and we generated operating income, versus an operating loss for the first quarter last year. During the first quarter, we recognized investment and exchange rate losses, which more than offset operating income.

For the first quarter of 2018, our sales increased 59.2% to approximately $11.7 million, compared with approximately $7.4 million for the same quarter last year. Sales of P-25 digital products for the first quarter of 2018 totaled approximately $9.1 million (77.0% of total sales), compared with approximately $5.5 million (74.3% of total sales) for the first quarter last year.

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2018 totaled approximately 41.2%, compared with 30.3% for the first quarter last year.

For the first quarter ended March 31, 2018, selling, general and administrative expenses (“SG&A”) totaled approximately $4.1 million (34.8% of sales), compared with approximately $3.4 million (46.7% of sales) for the same quarter last year.

For the first quarter of 2018, we recognized a loss on the sale of securities totaling approximately $849,000, and an unrealized loss totaling $297,000 on our investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated variable interest entity. No comparable losses were incurred for the same period last year. During the first quarter of 2018, we also incurred other expense totaling approximately $168,000, primarily from foreign exchange losses.

The pretax loss for the three months ended March 31, 2018, totaled approximately $549,000, compared with approximately $1.4 million for the same quarter last year.

For the three months ended March 31, 2018, we recognized an income tax benefit totaling approximately $106,000, compared with $121,000 for the same quarter last year. Our income tax benefit is largely non-cash due to our NOLs.

Net loss for the three months ended March 31, 2018 was approximately $443,000 ($0.03 per basic and diluted share), compared with approximately $1.3 million ($0.09 per basic and diluted share) for the same quarter last year.

As of March 31, 2018, working capital totaled approximately $22.9 million, of which approximately $15.8 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2017, working capital totaled approximately $26.7 million, of which approximately $12.7 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2018	March 31, 2017

Sales	100.0%	100.0%
Cost of products	(58.8)	(69.7)
Gross margin	41.2	30.3
Selling, general and administrative expenses	(34.8)	(46.7)
Other expense	(11.1)	(2.4)
Pretax loss	(4.7)	(18.8)
Income tax benefit	0.9	1.6
Net loss	(3.8)%	(17.2)%

Net Sales

For the first quarter ended March 31, 2018, net sales totaled approximately $11.7 million, compared with approximately $7.4 million for the same quarter last year. Sales of P-25 digital products for the quarter totaled approximately $9.1 million (77.0% of total sales), compared with approximately $5.5 million (74.3% of total sales) for the same quarter last year.

The increase in total sales and sales of digital products for the first quarter of 2018 was attributed primarily to demand from federal and international public safety customers. These sales were supplemented by orders from certain state agencies. Our funnel of sales prospects is encouraging and includes a broad range of prospective new customers. We are continuing to expand our sales resources to maximize potential sales growth.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the first quarter ended March 31, 2018 was 41.2%, compared with 30.3% for the same quarter last year.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. The improvement in gross profit margins for the first quarter of 2018 was attributed primarily to the mix of product sales, which was more heavily weighted toward higher margin products. Also, programs initiated last year to improve our efficiencies and quality favorably impacted product costs. Comparatively, last year’s first quarter included expenses related to a product enhancement and the discontinuation of a product development initiative.

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

SG&A expenses for the first quarter of 2018 totaled approximately $4.1 million, or 34.8% of sales, compared with approximately $3.4 million, or 46.7% of sales, for the first quarter last year.

Engineering and product development expenses for the first quarter of 2018 totaled approximately $1.8 million (15.3% of total sales), compared with $1.0 million (12.9% of total sales) for the same quarter last year. The increase in engineering expenses was driven by costs related to new product development.

Marketing and selling expenses for the first quarter of 2018 totaled approximately $1.2 million (10.4% of sales), compared with approximately $1.3 million (17.9% of sales) for the first quarter last year. The decrease in marketing and selling expenses was attributed primarily to costs incurred last year associated with rebranding, which were partially offset by increased commissions and incentive compensation directly related to sales performance.

General and administrative expenses for the first quarter of 2018 totaled approximately $1.1 million (9.0% of total sales), compared with approximately $1.2 million (15.8% of total sales) for the same quarter last year. The decrease was attributed primarily to one-time costs incurred last year related to changes in senior leadership.

Operating Income (Loss)

Operating income for the first quarter ended March 31, 2018 totaled approximately $748,000 (6.4% of sales), compared with a loss of approximately $1.2 million (16.3% of sales) for the same quarter last year. The increase in operating income for the quarter was attributed primarily to sales growth and improved gross profit margins, which were partially offset by increased product development expenses.

Other Income (Expense)

We realized net interest income of $17,000 for the first quarter ended March 31, 2018, compared with $8,000 for the first quarter last year. Interest income increased as a result of our higher cash balance. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of March 31, 2018 was the Wall Street Journal prime rate plus 25 basis points (5.00% as of March 31, 2018).

During the first quarter ended March 31, 2018, we sold 1,317,503 shares of Iteris, Inc., which cost approximately $2.4 million, for approximately $8.3 million, and recognized a loss of approximately $849,000. Also, in March 2018, we indirectly purchased 424,572 shares of common stock of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), through an investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner. These shares were purchased for approximately $3.3 million, and we recognized an unrealized loss on the investment in the first quarter of 2018 of approximately $297,000.

For the first quarter of 2018, we recognized an exchange loss of approximately $164,000 related to sales under a Canadian dollar-denominated contract, compared with an exchange loss of approximately $74,000 for the first quarter last year. Also during last year’s first quarter, we recorded a non-recurring loss of approximately $104,000 on the disposal of assets related to a discontinued product initiative.

Income Taxes

We recorded an income tax benefit of approximately $106,000 for the first quarter ended March 31, 2018, compared with approximately $121,000 for the same quarter last year.

As of March 31, 2018, our net deferred tax assets totaled approximately $3.4 million, and are primarily composed of NOLs.  These NOLs total $6.9 million for federal and $13.9 million for state purposes, with expirations starting in 2018 through 2030.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management asserts that it is more likely than not that approximately $64,000 of the deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize the Florida NOLs. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2018.

Liquidity and Capital Resources

For the first quarter ended March 31, 2018, net cash used in operating activities totaled approximately $3.3 million, compared with approximately $1.1 million for the same period last year.  Cash used in operating activities was primarily related to net loss, trade accounts receivable, accounts payable, inventories and a loss on investment in securities, partially offset by depreciation and amortization and deferred revenue.

For the first quarter ended March 31, 2018, we had a net loss of approximately $443,000, compared with a net loss of approximately $1.3 million for the first quarter last year. Accounts receivable increased approximately $2.2 million during the three months ended March 31, 2018, compared to a decrease of $160,000 for the same period last year, reflecting sales that were consummated later in the quarter that had not yet completed their collection cycle. Accounts payable for the three months ended March 31, 2018, decreased approximately $1.1 million, compared with an increase of approximately $673,000 for the same period last year, primarily due to payments to material suppliers. Net inventories increased during the three months ended March 31, 2018 by approximately $929,000, compared with $785,000 for the same period last year, primarily as a result of purchases of materials. Depreciation and amortization totaled approximately $211,000 for the three months ended March 31, 2018, compared with approximately $229,000 for the same period last year.

Cash provided by investing activities for the first quarter ended March 31, 2018 totaled approximately $4.9 million, which was primarily related to proceeds from the sale of available-for-sale securities totaling approximately $8.3 million, partially offset by an investment of approximately $3.3 million in FGI 1347 Holdings, LP, and purchases of equipment totaling approximately $143,000. For the same period last year, approximately $319,000 was used for the purchase of manufacturing and engineering equipment.

For the first quarter ended March 31, 2018, approximately $630,000 was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $273,000 and stock repurchases totaling approximately $357,000. For the same period last year, approximately $1.2 million was used to pay dividends and approximately $97,000 was used for stock repurchases. For the same period last year, we also received approximately $183,000 provided by the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1.0 million and a maturity date of December 26, 2018. As of March 31, 2018, and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 5 (Debt) of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As of March 31, 2018, and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of March 31, 2018, and the date of this report, there was $1.0 million of borrowing available under the revolving credit facility.

Our cash and cash equivalents balance at March 31, 2018 was approximately $8.1 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  There were no changes to our critical accounting policies during the quarter ended March 31, 2018, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
01/01/18-01/31/18	41,698	$3.81	41,698	766,408(2)
02/01/18-02/28/18	17,331	$3.69	17,331	749,077
03/01/18-03/31/18	34,391	$3.91	34,391	714,686
Total	93,420	$3.80	93,420

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
Exhibit 10.1
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

(3)
Incorporated by reference from Exhibit 3(iii) to the Company’s Current Report on Form 8-K filed May 29, 2013.

(4)
Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 10, 2015.

(5)
Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELM WIRELESS CORPORATION
(The “Registrant”)

Date: May 9, 2018	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: May 9, 2018	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)