Form 10-Q
period 2018-06-30
BK Technologies, Inc.
filed 2018-08-01
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-32644

BK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3486297
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7100 Technology Drive
West Melbourne, Florida 32904
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

RELM Wireless Corporation
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ⬜

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⬜

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

There were 13,505,535 shares of common stock, $0.60 par value, of the registrant outstanding at July 24, 2018.

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

BK TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,723	$7,147
Available-for-sale-securities	—	9,184
Trade accounts receivable, net	6,983	5,524
Inventories, net	12,781	14,358
Prepaid expenses and other current assets	871	772
Total current assets	31,358	36,985

Property, plant and equipment, net	2,367	2,201
Investment in securities	3,389	—
Deferred tax assets, net	3,139	3,317
Other assets	239	298
Total assets	$40,492	$42,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,534	$5,971
Accrued compensation and related taxes	1,615	1,364
Accrued warranty expense	1,415	1,389
Accrued other expenses and other current liabilities	974	1,159
Dividends payable	271	273
Deferred revenue	175	157
Total current liabilities	7,984	10,313

Deferred revenue	1,045	481
Total liabilities	$9,029	$10,794
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,882,937 and 13,844,584 issued and 13,529,983 and 13,652,490 outstanding shares at June 30, 2018 and December 31, 2017, respectively	8,330	8,307
Additional paid-in capital	25,730	25,642
Accumulated deficit	(1,171)	(5,450)
Accumulated other comprehensive income	—	4,318
Treasury stock, at cost, 352,954 and 192,094 shares at June 30, 2018 and December 31, 2017, respectively	(1,426)	(810)
Total stockholders’ equity	31,463	32,007
Total liabilities and stockholders’ equity	$40,492	$42,801

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales, net	$13,656	$10,762	$25,402	$18,142
Expenses
Cost of products	7,771	6,268	14,681	11,411
Selling, general and administrative	4,554	3,521	8,644	6,964
Total expenses	12,325	9,789	23,325	18,375

Operating income (loss)	1,331	973	2,077	(233)

Other income (expense):
Interest income	19	10	35	18
(Loss) gain on investment in securities	(55)	617	(1,201)	617
Loss on disposal of property, plant and equipment	—	—	—	(104)
Other expense	(58)	(60)	(225)	(147)
Total other income (expense)	(94)	567	(1,391)	384

Income before income taxes	1,237	1,540	686	151

Income tax expense	(290)	(222)	(183)	(101)

Net income	$947	$1,318	$503	$50

Net earnings per share-basic	$0.07	$0.10	$0.04	$0.00
Net earnings per share-diluted	$0.07	$0.10	$0.04	$0.00
Weighted average shares outstanding-basic	13,532,958	13,785,046	13,567,778	13,759,732
Weighted average shares outstanding-diluted	13,547,394	13,814,690	13,595,586	13,902,587

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$947	$1,318	$503	$50
Unrealized gain on available- for-sale securities, net of tax	—	419	—	2,478
Total comprehensive income	$947	$1,737	$503	$2,528

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating activities
Net income	$503	$50
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventories allowances	(31)	49
Deferred taxes	178	100
Depreciation and amortization	439	471
Share-based and stock compensation expense	38	16
Restricted stock unit compensation expense	73	6
Loss (gain) on investment in securities	1,201	(617)
Loss on disposal of property, plant and equipment	—	104
Changes in operating assets and liabilities:
Trade accounts receivable	(1,459)	(1,865)
Inventories	1,608	(843)
Prepaid expenses and other current assets	(99)	527
Other assets	23	(25)
Accounts payable	(2,437)	899
Accrued compensation and related taxes	251	(838)
Accrued warranty expense	26	410
Deferred revenue	582	(6)
Accrued other expenses and other current liabilities	(185)	203
Net cash provided by (used in) operating activities	711	(1,359)

Investing activities
Purchases of property, plant and equipment	(569)	(447)
Investment in securities	(3,741)	—
Proceeds from sale of available-for-sale securities	8,335	897
Net cash provided by investing activities	4,025	450

Financing activities
Proceeds from issuance of common stock	—	183
Cash dividends declared and paid	(544)	(2,477)
Repurchase of common stock	(616)	(217)
Net cash used in financing activities	(1,160)	(2,511)

Net change in cash and cash equivalents	3,576	(3,420)
Cash and cash equivalents, beginning of period	7,147	10,910
Cash and cash equivalents, end of period	$10,723	$7,490

Supplemental disclosure
Cash paid for interest	$—	$—
Income tax paid	$—	$—
Non-cash financing activity
Restricted stock units issued	$140	$—
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$—	$27

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 have been prepared by BK Technologies, Inc. (the “Company”), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for a full year.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”) or a voting interest entity.

VIEs are entities in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities independently or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. A controlling financial interest in a VIE is present when an enterprise has one or more variable interests that have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The enterprise with a controlling financial interest is the primary beneficiary and consolidates the VIE.

Voting interest entities lack one or more of the characteristics of a VIE. The usual condition for a controlling financial interest is ownership of a majority voting interest for a corporation or a majority of kick-out or participating rights for a limited partnership.

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company’s investment is accounted for under the equity method of accounting. If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses and other liabilities. As of June 30, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs as defined in accounting guidance) that it believes market participants would use in pricing the investment in securities. There were no transfers of investment in securities between Level 1 and Level 2 during the six months ended June 30, 2018.

Available-For-Sale Securities

Investments reported on the December 31, 2017 balance sheet consisted of marketable equity securities of a publicly held company. As of December 31, 2017, the investment cost was $2,402. On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments,” which amended the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. Changes to the prior guidance primarily affected the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Upon its adoption, the Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance was effective. On January 1, 2018, the Company recognized approximately $4,300 of net unrealized gain in its accumulated deficit balance. During the first quarter of 2018, the Company sold 1,317,503 shares of Iteris, Inc. (Nasdaq: ITI), which cost $2,402, for approximately $8,335 of proceeds and reported a loss on the sales of approximately $849.

Other Comprehensive Income

Other comprehensive income consists of net income and unrealized gain on available-for-sale securities, net of taxes.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 on “Revenue from Contracts with Customers,” which provided for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance, became effective for annual and interim periods beginning on or after December 15, 2017, and replaced most existing revenue recognition guidance under U.S. GAAP. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and estimates and changes in those estimates. It permits the use of either a modified retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. Because the Company’s primary source of revenues is from shipments of products, the adoption of this new guidance did not have any impact on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amended the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes primarily affected the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard became effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company adopted the new guidance, which had a material impact on its retained earnings, as the Company reclassified approximately $4,300 of unrealized gain on investment securities that was previously classified in other comprehensive income.

Recent Accounting Pronouncements

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

2.
Significant Events and Transactions

On June 26, 2018, the Company announced that it received orders totaling approximately $4.5 million for BK Radio-brand KNG-series portable and mobile radios, and related accessories that will be deployed by a California State public safety agency. The orders were partially fulfilled in the second quarter of 2018, and the remainder are anticipated to be fulfilled during the third quarter of 2018.

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on June 4, 2018 to stockholders of record as of July 2, 2018. These dividends were paid on July 16, 2018.

Effective on June 4, 2018, the Company changed its name from “RELM Wireless Corporation” to “BK Technologies, Inc.” The Company’s stock began trading on the NYSE American stock exchange under the new ticker symbol “BKTI” on June 5, 2018. Stockholders approved the name change at the annual meeting of stockholders held on June 4, 2018.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $7,033 and $5,574 at June 30, 2018 and December 31, 2017, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2018	December 31, 2017
Finished goods	$2,201	$2,825
Work in process	6,408	7,111
Raw materials	4,172	4,422
	$12,781	$14,358

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $758 at June 30, 2018, compared with approximately $789 at December 31, 2017.

5.
Income Taxes

Income tax expense totaling approximately $290 and $183 has been recorded for the three and six months ended June 30, 2018, respectively, compared with $222 and $101, respectively, for the same periods last year.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax book income) from period to period.  For 2018, the Company generally expects its effective tax rate to decline compared to 2017, primarily due to the implementation of the Tax Cuts and Jobs Act enacted in December 2017, which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%.

As of June 30, 2018 and December 31, 2017, the Company’s net deferred tax assets totaled approximately $3,139 and $3,317, respectively, and are primarily composed of net operating loss carryforwards (“NOLs”) and research and development costs and tax credits.  As of June 30, 2018, these NOLs total approximately $4,422 for federal and $13,323 for state purposes, with expirations starting in 2018 through 2030.

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

Based on management’s analysis of all available evidence, both positive and negative, the Company’s management has concluded that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimated that as of June 30, 2018, it is more likely than not that approximately $83 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2018.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP, was established for the purpose of investing in securities.

As of June 30, 2018, the Company indirectly held approximately $225 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $3,389, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three and six months ended June 30, 2018, the Company recognized an unrealized loss on the investment of approximately $55 and $352, respectively.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of June 30, 2018, the Company and the affiliates of Fundamental Global Investors, LLC, including without limitation Ballantyne Strong, Inc., beneficially owned in the aggregate 2,639,362 shares of PIH’s common stock, representing approximately 44.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, Co-Chairman of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as a director of Ballantyne Strong. Messrs. Cerminara and Johnson also serve as Chairman and Co-Chairman, respectively, of the Board of Directors of PIH.

7.
Stockholders’ Equity

The changes in consolidated stockholders’ equity for the six months ended June 30, 2018 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007
Restricted stock units issued	38,353	23	(23)	—	—	—	—
Share-based compensation expense	—	—	38	—	—	—	38
Restricted stock unit compensation expense	—	—	73	—	—	—	73
Dividends declared	—	—	—	(542)	—	—	(542)
Net income	—	—	—	503	—	—	503
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(616)	(616)
Balance at June 30, 2018	13,882,937	$8,330	$25,730	$(1,171)	$—	$(1,426)	$31,463

8.
Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income (numerator for basic and diluted earnings per share)	$947	$1,318	$503	$50
Denominator:
Denominator for basic earnings per share weighted average shares	13,532,958	13,785,046	13,567,778	13,759,732
Effect of dilutive securities:
Options and restricted stock units	14,436	29,644	27,808	142,855
Denominator:
Denominator for diluted earnings per share weighted average shares	13,547,394	13,814,690	13,595,586	13,902,587
Basic income per share	$0.07	$0.10	$0.04	$0.00
Diluted income per share	$0.07	$0.10	$0.04	$0.00

Approximately 435,000 stock options and 3,768 restricted stock units for the three and six months ended June 30, 2018, and 178,500 stock options and 9,050 restricted stock units granted for the three and six months ended June 30, 2017, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $17 and $38 for the three and six months ended June 30, 2018, respectively, compared with $14 and $16, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2018 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2018 is presented below:

As of January 1, 2018	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	354,500	4.46	—	1.79	—
Vested	113,000	3.75	—	2.23	—
Nonvested	241,500	4.80	—	1.58	—

Period activity
Issued	130,000	3.72	—	1.62	—
Exercised	—	—	—	—	—
Forfeited	23,500	5.10	—	1.37	—
Expired	—	—	—	—	—

As of June 30, 2018
Outstanding	461,000	4.22	7.58	1.76	40,560
Vested	143,000	4.01	3.91	2.06	38,560
Nonvested	318,000	4.31	9.23	1.63	2,000

Restricted Stock Units

On June 4, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which will vest on June 4, 2019, subject to continued service through such vesting date. On June 15, 2017, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 15, 2018. The Company recorded non-cash restricted stock unit compensation expense of $39 and $73 for the three and six months ended June 30, 2018, respectively, compared with $6 and $0 for the same periods last year.

10.
Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On March 28, 2017, The Sales Group, Inc. (“TSG”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes and an accounting of alleged unpaid sales commissions. TSG’s complaint sought damages in the amount of $6,090 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The matter was mediated on November 14, 2017, during which the parties agreed to a settlement. On December 19, 2017, the Company entered into a settlement agreement with TSG, pursuant to which TSG agreed to dismiss with prejudice its lawsuit filed against the Company. Pursuant to the settlement agreement, the Company agreed to pay an amount of $900 to TSG on or before December 31, 2017. The Company also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for the Company’s products received and accepted by the Company from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, other than for (i) sales of the Company’s products to federal government agencies and offices, (ii) sales of the Company’s products to other end-users, excepting state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. In addition, if at any time on or before December 31, 2018, the Company completes a change-in-control transaction, then the Company will pay to TSG an amount equal to $2,000, less the amount of commissions paid by the Company with respect to 2018, as described above. The settlement agreement settled all claims raised by TSG in its lawsuit against the Company. In December 2017, the Company recorded an estimated commission amount of approximately $536. For the six months ended June 30, 2018, the Company paid $231 in commissions to TSG. As of June 30, 2018, the Company estimated and recorded an additional commission amount of approximately $290 for the remaining six months of 2018.

Purchase Commitments

As of June 30, 2018, the Company had purchase orders to suppliers for inventory of approximately $6,380.

Significant Customers

Sales to the United States government agencies represented approximately $4,776 (35.0%) and $8,769 (34.5%) of the Company’s total sales for the three and six months ended June 30, 2018, respectively, compared with approximately $3,018 (28.0%) and $5,935 (32.7%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $1,260 as of June 30, 2018, compared with approximately $924 at the same date last year.

11.
Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1,000 (subject to a borrowing base) and a maturity date of December 26, 2018. As of June 30, 2018, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 5 (Debt) of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of June 30, 2018, there were no borrowings outstanding under the revolving credit facility and there was $1,000 of borrowing available under the revolving credit facility.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING
FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including the statements about our plans, objectives, expectations and prospects. You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

●
any infringement claims;

●
data security breaches, cyber attacks and other factors impacting our technology systems;

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

Effective on June 4, 2018, we changed our corporate name from “RELM Wireless Corporation” to “BK Technologies, Inc.,” and our common stock began trading on the NYSE American stock exchange under the new ticker symbol “BKTI” on June 5, 2018. Our stockholders approved the name change at the annual meeting of stockholders held on June 4, 2018.

We conduct business under the name BK Technologies, Inc. and offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

Second Quarter Summary

Our financial and operating results for the three and six months ended June 30, 2018 improved significantly compared with the same periods last year. Sales grew for both the second quarter and the six month periods of 2018 compared with the same periods last year. Gross profit margins increased during the second quarter of 2018 compared with the second quarter last year and compared with the preceding quarter of 2018. Consequently, we recognized operating income for the first six months of 2018, as compared to an operating loss for the same period last year. Also during the first six months of 2018, we generated positive cash flow and reduced inventory.

For the second quarter of 2018, our sales increased 26.9% to approximately $13.7 million, compared with approximately $10.8 million for the same quarter last year. For the six months ended June 30, 2018, sales increased 40.0% to approximately $25.4 million, compared with $18.1 million for the same period last year.

Gross profit margins as a percentage of sales for the second quarter of 2018 grew to approximately 43.1%, compared with 41.8% for the second quarter last year. For the six month period ended June 30, 2018, gross profit margins as a percentage of sales increased to 42.2%, compared with 37.1% for the same period last year.

For the second quarter of 2018, selling, general and administrative expenses (“SG&A”) totaled approximately $4.6 million (33.3% of sales), compared with approximately $3.5 million (32.7% of sales) for the same quarter last year. SG&A expenses for the first six months of 2018 totaled approximately $8.6 million (34.0% of sales), compared with approximately $7.0 million (38.4% of sales) for the same period last year.

Operating income for the second quarter ended June 30, 2018, increased 36.8% to approximately $1.3 million, compared with approximately $973,000 for the same quarter last year. For the six month period of 2018, operating income increased to approximately $2.1 million, compared with an operating loss of approximately $233,000 for the same period last year.

For the three and six months ended June 30, 2018, we recognized an unrealized loss, totaling $55,000 and $352,000, respectively, on our investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated variable interest entity. No comparable loss was incurred for last year’s three and six month periods. Also, for the six months ended June 30, 2018, we recognized a loss on the sale of securities totaling approximately $849,000, compared with a $617,000 gain for the same period last year. Other expense for the three and six months ended June 30, 2018 totaled approximately $58,000 and $225,000, respectively, compared with approximately $60,000 and $147,000 for the same periods last year.

Pretax income for the three months ended June 30, 2018, totaled approximately $1.2 million, compared with approximately $1.5 million for the same quarter last year. For the six months ended June 30, 2018, pretax income totaled approximately $686,000, compared with approximately $151,000 for the same period last year.

For the three and six months ended June 30, 2018, we recognized income tax expense totaling approximately $290,000 and $183,000, respectively, compared with $222,000 and $101,000, respectively, for the same periods last year. Our income tax expense is largely non-cash due to utilization of our net operating loss carryforwards (“NOLs”).

Net income for the three months ended June 30, 2018 was approximately $947,000 ($0.07 per basic and diluted share), compared with approximately $1.3 million ($0.10 per basic and diluted share) for the same quarter last year. For the six months ended June 30, 2018, net income totaled approximately $503,000 ($0.04 per basic and diluted share), compared with approximately $50,000 ($0.00 per basic and diluted share) for the same period last year.

As of June 30, 2018, working capital totaled approximately $23.4 million, of which approximately $17.7 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2017, working capital totaled approximately $26.7 million, of which approximately $12.7 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of SalesThree Months Ended		Percentage of SalesSix Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(56.9)	(58.2)	(57.8)	(62.9)
Gross margin	43.1	41.8	42.2	37.1
Selling, general and administrative expenses	(33.3)	(32.7)	(34.0)	(38.4)
Other income (expense)	(0.7)	5.2	(5.5)	2.1
Income before income taxes	9.1	14.3	2.7	0.8
Income tax expense	(2.1)	(2.1)	(0.7)	(0.5)
Net income	7.0%	12.2%	2.0%	0.3%

Net Sales

For the second quarter ended June 30, 2018, net sales increased 26.9% to approximately $13.7 million, compared with approximately $10.8 million for the same quarter last year. For the six months ended June 30, 2018, net sales increased 40.0% to approximately $25.4 million, compared with approximately $18.1 million for the same period last year.

The increase in total sales for the second quarter and six months ended June 30, 2018 was attributed primarily to state public safety agencies, including orders for the State of California and new state agency customers. Sales to state agencies were supplemented by demand from federal agencies, as well as international customers.

Sales prospects for the remainder of 2018 and into next year appear promising as we look to grow our market share, particularly in the state and local arena. Accordingly, we are investing in additional sales and marketing resources to capitalize on new opportunities.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the second quarter ended June 30, 2018 increased to 43.1%, compared with 41.8% for the same quarter last year. For the six months ended June 30, 2018, gross profit margins increased to 42.2%, compared with 37.1% for the same period last year.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. The improvement in gross profit margins for both the second quarter and six month period was attributed primarily to increased sales combined with a more favorable mix of product sales. Additionally, increased production volumes enabled us to more effectively utilize and absorb our base of manufacturing overhead expenses, and we are realizing benefits associated with manufacturing and quality improvement programs. Comparatively, last year’s first two quarters included certain product enhancement expenses and the discontinuation of a product development initiative.

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

SG&A expenses for the second quarter ended June 30, 2018 totaled approximately $4.6 million, or 33.3% of sales, compared with approximately $3.5 million, or 32.7% of sales, for the second quarter last year. For the six months ended June 30, 2018, SG&A expenses totaled approximately $8.6 million, or 34.0% of sales, compared with approximately $7.0 million, or 38.4% of sales, for the same period last year.

Engineering and product development expenses for the second quarter of 2018 totaled approximately $1.9 million (13.8% of total sales), compared with $1.2 million (11.1% of total sales) for the same quarter last year. For the six-month period, engineering and product development expenses totaled approximately $3.7 million (14.6% of sales), compared with approximately $2.1 million (11.6% of sales) for the same period last year. The increase in engineering expenses was driven by costs related to new product development.

Marketing and selling expenses for the second quarter of 2018 totaled approximately $1.6 million (11.7% of sales) compared with approximately $1.3 million (12.0% of sales) for the second quarter last year. For the six-month period, marketing and selling expenses totaled approximately $2.9 million (11.4% of sales), compared with $2.6 million (14.4% of sales) for the same period last year. The increase for both periods is attributed primarily to sales commissions and incentive compensation directly related to sales performance.

General and administrative expenses for the second quarter of 2018 totaled approximately $1.0 million (7.3% of total sales), compared with approximately $1.1 million (10.2% of total sales) for the same quarter last year. For the six-month period, general and administrative expenses totaled approximately $2.1 million (8.2% of sales), compared with $2.2 million (12.3% of sales) for the same period last year. The decrease in costs for both periods was attributed primarily to one-time costs incurred last year related to changes in senior leadership. Those cost decreases were partially offset by expenses associated with changing the Company’s name.

Operating Income

Operating income for the second quarter ended June 30, 2018 increased 36.8% to approximately $1.3 million (9.7% of sales), compared with approximately $973,000 (9.0% of sales) for the same quarter last year. For the six months ended June 30, 2018, operating income increased to approximately $2.1 million (8.2% of sales), compared with an operating loss of approximately $233,000 (1.3% of sales) for the same period last year. The increase in operating income for the quarter was attributed primarily to sales growth and improved gross profit margins, which were partially offset by increased product development expenses.

Other Income (Expense)

We recorded net interest income of $19,000 for the second quarter ended June 30, 2018, compared with $10,000 for the second quarter last year. For the six months ended June 30, 2018, interest income totaled approximately $35,000, compared with approximately $18,000 for the same period last year. Interest income increased primarily as a result of our higher cash balance. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of June 30, 2018 was the Wall Street Journal prime rate plus 25 basis points (5.25% as of June 30, 2018).

For the three and six months ended June 30, 2018, we recognized an unrealized loss of approximately $55,000 and $352,000, respectively, on our investment in 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH). In March and May 2018, we indirectly purchased 477,282 shares of common stock of PIH, for approximately $3.7 million, through an investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner. For the three and six months ended June 30, 2017, we recognized a gain of $617,000 on the sales of available-for-sales securities.

During the first six months ended June 30, 2018, we sold 1,317,503 shares of Iteris, Inc., which cost approximately $2.4 million, for approximately $8.3 million, and recognized a loss of approximately $849,000.

For the three and six months ended June 30, 2018, we recognized other expenses totaling approximately $58,000 and $225,000, respectively, compared with approximately $60,000 and $147,000, respectively, for the same periods last year. These expenses were primarily attributed to exchange losses related to sales under a Canadian dollar-denominated contract. Also during last year’s first quarter, we recorded a non-recurring loss of approximately $104,000 on the disposal of assets related to a discontinued product initiative.

Income Taxes

We recorded income tax expense of approximately $290,000 and $183,000, respectively, for the three and six months ended June 30, 2018, compared with approximately $222,000 and $101,000, respectively, for the same periods last year.

Our income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax book income) from period to period.  For 2018, we generally expects its effective tax rate to decline compared to 2017, primarily due to the implementation of the Tax Cuts and Jobs Act enacted in December 2017, which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%.

As of June 30, 2018, our net deferred tax assets totaled approximately $3.14 million, and are primarily composed of NOLs.  These NOLs total approximately $4.42 million for federal and $13.32 million for state purposes, with expirations starting in 2018 through 2030.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimates that as of June 30, 2018, it is more likely than not that approximately $83,000 of the deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize the Florida NOLs. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2018.

Liquidity and Capital Resources

For the six months ended June 30, 2018, net cash provided by operating activities totaled approximately $711,000, compared with cash used in operating activities of approximately $1.4 million for the same period last year.  Cash provided by operating activities was primarily related to net income, adjusted by unrealized loss on investment in securities, and a decrease in inventories, which were partially offset by a decrease in accounts payable and an increase in trade accounts receivable.

For the six months ended June 30, 2018, we had net income of approximately $503,000, compared with approximately $50,000 for the same period last year. Net inventories decreased during the six months ended June 30, 2018 by approximately $1.6 million, compared with an increase of $843,000 for the same period last year. The 2018 decrease was primarily attributed to an increase in sales. The loss on investment in securities for the six months ended June 30, 2018 totaled approximately $1.2 million, compared with a gain of approximately $617,000 for the same period last year. For additional information pertaining to our investment in securities, refer to Notes 1 and 6 to the condensed consolidated financial statements found on pages 7 and 9, respectively, of this report. Accounts receivable increased approximately $1.5 million during the six months ended June 30, 2018, compared with $1.9 million for the same period last year, reflecting sales that were consummated later in the respective quarter that had not yet completed their collection cycle. Accounts payable for the six months ended June 30, 2018, decreased approximately $2.4 million, compared with an increase of approximately $899,000 for the same period last year, primarily due to timing of payments to material suppliers. Depreciation and amortization totaled approximately $439,000 for the six months ended June 30, 2018, compared with approximately $471,000 for the same period last year.

Cash provided by investing activities for the six months ended June 30, 2018 totaled approximately $4.0 million, compared with approximately $450,000 for the same period last year. Proceeds from the sale of available-for-sale securities totaled approximately $8.3 million for the six months ended June 30, 2018, compared with approximately $897,000 for the same period last year. We utilized approximately $3.7 million for an investment in FGI 1347 Holdings, LP. There was no comparable investment for the same period last year. For the six months ended June 30, 2018, purchases of property, plant and equipment totaled approximately $569,000, compared with approximately $447,000 for the same period last year.

For the six months ended June 30, 2018, approximately $1.2 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $544,000 and stock repurchases totaling approximately $616,000. For the same period last year, approximately $2.5 million was used to pay dividends and approximately $217,000 was used for stock repurchases. For the same period last year, we also received approximately $183,000 from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1.0 million and a maturity date of December 26, 2018. As of June 30, 2018, and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 5 (Debt) of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As of June 30, 2018, and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of June 30, 2018, and the date of this report, there was $1.0 million of borrowing available under the revolving credit facility.

Our cash and cash equivalents balance at June 30, 2018 was approximately $10.7 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, software development and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.  The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all the related amendments (collectively “Topic 606”) in the first quarter of 2018 and applied the modified retrospective approach.  Under Topic 606, revenue is recognized when control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred.  The adoption of Topic 606 did not have, and is not expected to have, a material effect on the timing or amount of revenue recognized as compared with the Company’s previous revenue recognition practices because the Company’s primary source of revenues is from shipments of products.

There were no other changes to our critical accounting policies during the quarter ended June 30, 2018, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
04/01/18-04/30/18	21,084	$3.92	21,084	693,602(2)
05/01/18-05/31/18	23,635	$3.72	23,635	669,967
06/01/18-06/30/18	22,721	$3.77	22,721	647,246
Total	67,440	$3.80	67,440

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

Item 6.
EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation (2001)(2)
Exhibit 3(iii)	Certificate of Amendment to Articles of Incorporation (2018)(3)
Exhibit 3(iv)	Second Amended and Restated Bylaws(4)
Exhibit 31.1	Certification Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Item 601(b) (31) of Regulation S-K, as adopted purs uant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

(1)
Incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)
Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)
Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 4, 2018.

(4)
Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 4, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BK TECHNOLOGIES, INC.
(The “Registrant”)

Date: August 1, 2018	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: August 1, 2018	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)