Form 10-Q
period 2018-09-30
BK Technologies, Inc.
filed 2018-11-07
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

There were 13,358,813 shares of common stock, $0.60 par value, of the registrant outstanding at October 26, 2018.

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

BK TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,349	$7,147
Available-for-sale securities	—	9,184
Trade accounts receivable, net	7,407	5,524
Inventories, net	10,688	14,358
Prepaid expenses and other current assets	1,641	772
Total current assets	31,085	36,985

Property, plant and equipment, net	2,619	2,201
Investment in securities	3,198	—
Deferred tax assets, net	3,122	3,317
Other assets	215	298
Total assets	$40,239	$42,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,496	$5,971
Accrued compensation and related taxes	1,652	1,364
Accrued warranty expense	1,434	1,389
Accrued other expenses and other current liabilities	414	1,159
Dividends payable	268	273
Deferred revenue	179	157
Total current liabilities	7,443	10,313

Deferred revenue	1,422	481
Total liabilities	$8,865	$10,794
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,882,937 and 13,844,584 issued and 13,389,519 and 13,652,490 outstanding shares at September 30, 2018 and December 31, 2017, respectively	8,330	8,307
Additional paid-in capital	25,796	25,642
Accumulated deficit	(789)	(5,450)
Accumulated other comprehensive income	—	4,318
Treasury stock, at cost, 493,418 and 192,094 shares at September 30, 2018 and December 31, 2017, respectively	(1,963)	(810)
Total stockholders’ equity	31,374	32,007
Total liabilities and stockholders’ equity	$40,239	$42,801

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales, net	$13,302	$11,831	$38,704	$29,973
Expenses
Cost of products	7,839	8,014	22,519	19,425
Selling, general and administrative	4,585	3,660	13,229	10,624
Total expenses	12,424	11,674	35,748	30,049

Operating income (loss)	878	157	2,956	(76)

Other (expense) income:
Interest income	28	14	63	32
(Loss) gain on investment in securities	(191)	670	(1,392)	1,287
Gain (loss) on disposal of property, plant and equipment	—	10	—	(94)
Other (expense) income	(48)	1	(274)	(146)
Total other (expense) income	(211)	695	(1,603)	1,079

Income before income taxes	667	852	1,353	1,003

Income tax expense	(17)	(252)	(200)	(353)

Net income	$650	$600	$1,153	$650

Net earnings per share-basic	$0.05	$0.04	$0.09	$0.05
Net earnings per share-diluted	$0.05	$0.04	$0.09	$0.05
Weighted average shares outstanding-basic	13,479,759	13,665,976	13,538,116	13,602,207
Weighted average shares outstanding-diluted	13,501,587	13,688,297	13,563,990	13,704,884

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$650	$600	$1,153	$650
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(25)	—	2,453
Total comprehensive income	$650	$575	$1,153	$3,103

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating activities
Net income	$1,153	$650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventories allowances	(31)	21
Deferred income taxes	195	353
Depreciation and amortization	702	727
Share-based and stock compensation expense	66	34
Restricted stock unit compensation expense	111	41
Loss (gain) on investment in securities	1,392	(1,287)
Loss on disposal of property, plant and equipment	—	94
Changes in operating assets and liabilities:
Trade accounts receivable	(1,883)	(3,584)
Inventories	3,700	(1,257)
Prepaid expenses and other current assets	(869)	567
Other assets	31	(12)
Accounts payable	(2,475)	3,803
Accrued compensation and related taxes	288	(943)
Accrued warranty expense	45	545
Deferred revenue	963	52
Accrued other expenses and other current liabilities	(745)	(49)
Net cash provided by (used in) operating activities	2,643	(245)

Investing activities
Purchases of property, plant and equipment	(1,067)	(572)
Investment in securities	(3,741)	—
Proceeds from sale of available-for-sale securities	8,335	1,819
Net cash provided by investing activities	3,527	1,247

Financing activities
Proceeds from issuance of common stock	—	183
Cash dividends declared and paid	(815)	(2,752)
Repurchase of common stock	(1,153)	(405)
Net cash used in financing activities	(1,968)	(2,974)

Net change in cash and cash equivalents	4,202	(1,972)
Cash and cash equivalents, beginning of period	7,147	10,910
Cash and cash equivalents, end of period	$11,349	$8,938

Supplemental disclosure
Cash paid for interest	$—	$—
Income tax paid	$—	$—
Non-cash financing activity
Restricted stock units issued	$140	$—
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$—	$27

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 have been prepared by BK Technologies, Inc. (the “Company”), and are unaudited. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for a full year.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and the additional related ASUs (ASC “606”), which replaces existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. The Company elected the modified retrospective method upon adoption with no impact to the opening retained earnings or revenue reported. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate.

Step 1: Identify the contract with the customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations
Step 5: Recognize revenue as the Company satisfies a performance obligation

ASC 606 provides that revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We generally satisfy performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. Some contracts include installation services, which are completed in a short period of time and the revenue is recognized when the installation is complete.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”) or a voting interest entity.

VIEs are entities in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities independently, or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. A controlling financial interest in a VIE is present when an enterprise has one or more variable interests that have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The enterprise with a controlling financial interest is the primary beneficiary and consolidates the VIE.

Voting interest entities lack one or more of the characteristics of a VIE. The usual condition for a controlling financial interest is ownership of a majority voting interest for a corporation or a majority of kick-out or participating rights for a limited partnership.

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20% to 50%), the Company’s investment is accounted for under the equity method of accounting. If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses and other liabilities. As of September 30, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing the investment in securities. There were no transfers of investment in securities between Level 1 and Level 2 during the nine months ended September 30, 2018.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers,” which provided for a single, principles-based model for revenue recognition and replaced the existing revenue recognition guidance, became effective for annual and interim periods beginning on or after December 15, 2017, and replaced most existing revenue recognition guidance under U.S. GAAP. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and estimates and changes in those estimates. It permits the use of either a modified retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. Because the Company’s primary source of revenues is from shipments of products, the adoption of this new guidance did not have any impact on its consolidated financial statements and related disclosures. See Note 1 for additional information.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amended the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes primarily affected the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard became effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity was required to apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company adopted the new guidance, which had a material impact on its retained earnings, as the Company reclassified approximately $4,300 of unrealized gain on investment securities that was previously classified in other comprehensive income.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on the consolidated financial statements under existing accounting guidance. The Company is still evaluating all the Company’s contractual arrangements; however, based on the preliminary work completed, the Company expects that the adoption of ASU 2016-02 will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for all filings made on or after November 5, 2018. Given the effective date and the proximity to most filers’ quarterly reports, the SEC is not objecting to filers deferring the presentation of interim changes in stockholders’ equity in their Forms 10-Q until the quarter that begins after the date of adoption, November 5, 2018. We intend to present interim changes in stockholders’ equity beginning with our quarterly report on Form 10-Q for the first quarter of 2019

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2.
Significant Events and Transactions

On September 27, 2018, the Company announced that it was selected as a supplier under the Subscriber Unit Radio and Accessory Contract (“SURAC”) issued by the U.S. Army, and received its first task orders under the contract totaling approximately $800. The task orders were for the Company’s UHF portable radios and related accessories, which are anticipated to be delivered during the fourth quarter of 2018. The SURAC contract is intended to serve as the U.S. Army’s primary contract vehicle for procuring Project 25 standard of the Association of Public-Safety Communications Officials (P-25) digital communications equipment. The Company was one of five companies selected by the U.S. Army. The maximum total value of the contract is $495,000 over a five-year period that commenced on June 18, 2018, and ends on June 18, 2023. The contract does not specify purchase dates or quantities of equipment from any particular named supplier, and there is no assurance that the Company will receive any additional orders.

In July 2018, the Transportation Security Administration (“TSA”) of the U.S. Department of Homeland Security exercised its third one-year option, extending its contract with the Company for an additional year to September 27, 2019. The option provides for the purchase of up to $2,000 of the Company’s products; however, precise dates for quantities or deliveries are not specified. The original contract awarded in September 2015 totaled $26,200, with $15,500 in firm delivery orders and $10,700 in potential option exercises. Separate from the contract extension, the TSA also ordered approximately $2,000 of additional equipment and services for deployment at various domestic airports.

Pursuant to the Company’s capital return program, on September 6, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock to stockholders of record as of October 1, 2018. These dividends were paid on October 15, 2018.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $7,457 and $5,574 at September 30, 2018 and December 31, 2017, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2018	December 31, 2017
Finished goods	$2,137	$2,825
Work in process	4,432	7,111
Raw materials	4,119	4,422
	$10,688	$14,358

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $758 at September 30, 2018, compared with approximately $789 at December 31, 2017.

5.
Income Taxes

Income tax expense totaling approximately $17 and $200 has been recorded for the three and nine months ended September 30, 2018, respectively, compared with $252 and $353, respectively, for the same periods last year.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.  For 2018, the Company generally expects its effective tax rate to decline compared to 2017, primarily due to the implementation of the Tax Cuts and Jobs Act enacted in December 2017, which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%.

As of September 30, 2018 and December 31, 2017, the Company’s net deferred tax assets totaled approximately $3,122 and $3,317, respectively, and were primarily composed of net operating loss carryforwards (“NOLs”) and research and development costs and tax credits.  As of September 30, 2018, these NOLs totaled approximately $5,216 for federal and $12,766 for state purposes, with expirations starting in 2018 through 2030.

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

Based on management’s analysis of all available evidence, both positive and negative, the Company’s management has concluded that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimated that as of September 30, 2018, it is more likely than not that approximately $83 of the Company’s deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize its Florida NOLs. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2018.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP, was established for the purpose of investing in securities.

As of September 30, 2018, the Company indirectly held approximately $221 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $3,198, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three and nine months ended September 30, 2018, the Company recognized an unrealized loss on the investment of approximately $191 and $543, respectively.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of September 30, 2018, the Company and the affiliates of Fundamental Global Investors, LLC, including without limitation Ballantyne Strong, Inc., beneficially owned in the aggregate 2,714,362 shares of PIH’s common stock, representing approximately 45.4% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, Co-Chairman of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as a director of Ballantyne Strong. Messrs. Cerminara and Johnson also serve as Chairman and Co-Chairman, respectively, of the Board of Directors of PIH.

7.
Stockholders’ Equity

The changes in consolidated stockholders’ equity for the nine months ended September 30, 2018 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007
Restricted stock units issued	38,353	23	(23)	—	—	—	—
Share-based compensation expense	—	—	66	—	—	—	66
Restricted stock unit compensation expense	—	—	111	—	—	—	111
Dividends declared	—	—	—	(810)	—	—	(810)
Net income	—	—	—	1,153	—	—	1,153
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(1,153)	(1,153)
Balance at September 30, 2018	13,882,937	$8,330	$25,796	$(789)	$—	$(1,963)	$31,374

8.
Income per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net income (numerator for basic and diluted earnings per share)	$650	$600	$1,153	$650
Denominator:
Denominator for basic earnings per share weighted average shares	13,479,759	13,665,976	13,538,116	13,602,207
Effect of dilutive securities:
Options and restricted stock units	21,828	22,321	25,874	102,677
Denominator:
Denominator for diluted earnings per share weighted average shares	13,501,587	13,688,297	13,563,990	13,704,884
Basic income per share	$0.05	$0.04	$0.09	$0.05
Diluted income per share	$0.05	$0.04	$0.09	$0.05

Approximately 434,500 stock options for the three and nine months ended September 30, 2018, and 328,500 stock options for the three and nine months ended September 30, 2017, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $28 and $66 for the three and nine months ended September 30, 2018, respectively, compared with $19 and $34, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2018 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2018 is presented below:

As of January 1, 2018	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	354,500	4.46	—	1.79	—
Vested	113,000	3.75	—	2.23	—
Nonvested	241,500	4.80	—	1.58	—

Period activity
Issued	130,000	3.72	—	1.62	—
Exercised	—	—	—	—	—
Forfeited	24,000	5.10	—	1.37	—
Expired	—	—	—	—	—

As of September 30, 2018
Outstanding	460,500	4.22	7.33	1.76	92,860
Vested	156,900	4.03	4.12	2.05	48,540
Nonvested	303,600	4.32	8.98	1.61	44,320

Restricted Stock Units

On September 6, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which will vest in five equal annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

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

The Company recorded non-cash restricted stock unit compensation expense of $38 and $111 for the three and nine months ended September 30, 2018, respectively, compared with $35 and $41 for the same periods last year.

10.
Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On March 28, 2017, The Sales Group, Inc. (“TSG”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes and an accounting of alleged unpaid sales commissions. TSG’s complaint sought damages in the amount of $6,090 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum or reinstatement of TSG for a period of at least 2.5 years with commission rates equal to those in effect at the time of TSG’s termination. The matter was mediated on November 14, 2017, during which the parties agreed to a settlement. On December 19, 2017, the Company entered into a settlement agreement with TSG, pursuant to which TSG agreed to dismiss with prejudice its lawsuit filed against the Company. Pursuant to the settlement agreement, the Company agreed to pay an amount of $900 to TSG on or before December 31, 2017. The Company also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for the Company’s products received and accepted by the Company from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, other than for (i) sales of the Company’s products to federal government agencies and offices, (ii) sales of the Company’s products to other end-users, excepting state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. In addition, if at any time on or before December 31, 2018, the Company completes a change-in-control transaction, then the Company will pay to TSG an amount equal to $2,000, less the amount of commissions paid by the Company with respect to 2018, as described above. The settlement agreement settled all claims raised by TSG in its lawsuit against the Company. In December 2017, the Company recorded an estimated commission amount of approximately $536. For the nine months ended September 30, 2018, the Company paid $682 in commissions to TSG. In June 2018, the Company estimated and recorded an additional commission amount of approximately $290 for the remainder of 2018. No additional commission amounts were estimated for the three months ended September 30, 2018.

Purchase Commitments

As of September 30, 2018, the Company had purchase orders to suppliers for inventory of approximately $6,924.

Significant Customers

Sales to United States government agencies represented approximately $7,110 (53.5%) and $15,879 (41.0%) of the Company’s total sales for the three and nine months ended September 30, 2018, respectively, compared with approximately $5,210 (43.7%) and $11,145 (36.5%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $3,440 as of September 30, 2018, compared with approximately $2,977 at the same date last year.

11.
Debt

The Company has a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1,000 (subject to a borrowing base) and a maturity date of December 26, 2018. As of September 30, 2018, the Company was in compliance with all covenants under the loan and security agreement, as amended, governing this revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 5 (Debt) of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of September 30, 2018, there were no borrowings outstanding under the revolving credit facility and there was $1,000 of borrowing available under the revolving credit facility.

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

●
allocations by government agencies among multiple approved suppliers under existing agreements;

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

Third Quarter Summary

Our financial and operating results for the three and nine months ended September 30, 2018 were improved from the comparable periods last year. Sales grew for both the third quarter and the nine month periods of 2018 compared with the same periods last year. Gross profit margins increased during the third quarter and nine month periods of 2018 versus the same periods last year. Consequently, operating income for the three and nine months ended September 30, 2018 increased significantly from the comparable periods last year. For the nine month period, we also generated positive cash flow and reduced inventory.

For the third quarter of 2018, our sales increased 12.4% to approximately $13.3 million, compared with approximately $11.8 million for the same quarter last year. For the nine months ended September 30, 2018, sales increased 29.1% to approximately $38.7 million, compared with $30.0 million for the same period last year.

Gross profit margins as a percentage of sales for the third quarter of 2018 grew to approximately 41.1%, compared with 32.3% for the third quarter last year. For the nine month period ended September 30, 2018, gross profit margins as a percentage of sales increased to 41.8%, compared with 35.2% for the same period last year.

For the third quarter of 2018, selling, general and administrative expenses (“SG&A”) totaled approximately $4.6 million (34.5% of sales), compared with approximately $3.7 million (30.9% of sales) for the same quarter last year. SG&A expenses for the first nine months of 2018 totaled approximately $13.2 million (34.2% of sales), compared with approximately $10.6 million (35.4% of sales) for the same period last year.

Operating income for the third quarter ended September 30, 2018, increased by approximately $721,000 (459.2%) to approximately $878,000, compared with approximately $157,000 for the same quarter last year. For the nine month period of 2018, operating income increased by approximately $3.0 million to approximately $3.0 million, compared with an operating loss of approximately $76,000 for the same period last year.

For the three and nine months ended September 30, 2018, we recognized an unrealized loss, totaling approximately $191,000 and $543,000, respectively, on our investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated variable interest entity. No comparable loss was incurred for last year’s three and nine month periods. Also, for the nine months ended September 30, 2018, we recognized a loss on the sale of securities totaling approximately $849,000, compared with a $1.3 million gain for the same period last year. For the three months ended September 30, 2018, we recognized other expenses totaling approximately $48,000, compared with other income of approximately $1,000 for the same period last year. For the nine months ended September 30, 2018, other expense totaled approximately $274,000, compared with approximately $146,000 for the same period last year.

Pretax income for the three months ended September 30, 2018, totaled approximately $667,000, compared with approximately $852,000 for the same quarter last year. For the nine months ended September 30, 2018, pretax income totaled approximately $1.4 million, compared with approximately $1.0 million for the same period last year.

For the three and nine months ended September 30, 2018, we recognized income tax expense totaling approximately $17,000 and $200,000, respectively, compared with $252,000 and $353,000, respectively, for the same periods last year. Our income tax expense is largely non-cash due to utilization of our net operating loss carryforwards (“NOLs”).

Net income for the three months ended September 30, 2018 was approximately $650,000 ($0.05 per basic and diluted share), compared with approximately $600,000 ($0.04 per basic and diluted share) for the same quarter last year. For the nine months ended September 30, 2018, net income totaled approximately $1.2 million ($0.09 per basic and diluted share), compared with approximately $650,000 ($0.05 per basic and diluted share) for the same period last year.

As of September 30, 2018, working capital totaled approximately $23.6 million, of which approximately $18.8 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2017, working capital totaled approximately $26.7 million, of which approximately $12.7 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of income expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(58.9)	(67.7)	(58.2)	(64.8)
Gross margin	41.1	32.3	41.8	35.2
Selling, general and administrative expenses	(34.5)	(30.9)	(34.2)	(35.4)
Other income (expense)	(1.6)	5.8	(4.1)	3.6
Income before income taxes	5.0	7.2	3.5	3.4
Income tax expense	(0.1)	(2.1)	(0.5)	(1.2)
Net income	4.9%	5.1%	3.0%	2.2%

Net Sales

For the third quarter ended September 30, 2018, net sales increased 12.4% to approximately $13.3 million, compared with approximately $11.8 million for the same quarter last year. Net sales totaled approximately $38.7 million for the nine months ended September 30, 2018, which was 29.1% greater than the comparable period last year, and 98.2% of net sales for the full year of 2017.

The increase in total sales for the third quarter was attributed primarily to demand from both new and longstanding federal customers, particularly wildland fire suppression agencies, supplemented by certain state and Canadian public safety agencies. For the nine months ended September 30, 2018, the increase in net sales was attributed primarily to state public safety agencies, including the State of California, federal customers, and international customers, primarily in Canada.

Our funnel of sales prospects for the remainder of 2018 and into next year appear promising as we introduce our new multi-band products and look to grow our market share, particularly in the state and local arena. Accordingly, we are expanding and upgrading our sales and marketing capabilities to capitalize on new opportunities and drive sales growth.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the third quarter ended September 30, 2018 increased to 41.1%, compared with 32.3% for the same quarter last year. For the nine months ended September 30, 2018, gross profit margins increased to 41.8%, compared with 35.2% for the same period last year.

Our cost of products and gross profit margin are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. The improvement in gross profit margins for both the third quarter and nine-month period was attributed primarily to increased sales combined with a more favorable mix of product sales. Increased production volumes enabled us to more effectively utilize and absorb our base of manufacturing overhead expenses, and we are realizing benefits associated with manufacturing and quality improvement programs. Comparatively, the first three quarters last year included certain product enhancement expenses and the discontinuation of a product development initiative.

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

SG&A expenses for the third quarter ended September 30, 2018 totaled approximately $4.6 million, or 34.5% of sales, compared with approximately $3.7 million, or 30.9% of sales, for the third quarter last year. For the nine months ended September 30, 2018, SG&A expenses totaled approximately $13.2 million, or 34.2% of sales, compared with approximately $10.6 million, or 35.4% of sales, for the same period last year.

Engineering and product development expenses for the third quarter of 2018 totaled approximately $2.1 million (15.9% of total sales), compared with approximately $1.2 million (10.3% of total sales) for the same quarter last year. For the nine-month period, engineering and product development expenses totaled approximately $5.8 million (15.0% of sales), compared with approximately $3.4 million (11.2% of sales) for the same period last year. The increase in engineering expenses was driven by costs related to new product development initiatives.

Marketing and selling expenses for the third quarter of 2018 totaled approximately $1.4 million (10.2% of sales) compared with approximately $1.4 million (12.0% of sales) for the third quarter last year. For the nine-month period, marketing and selling expenses totaled approximately $4.2 million (10.9% of sales), compared with approximately $4.0 million (13.4% of sales) for the same period last year. The increase for the nine month period is attributed primarily to sales commissions and incentive compensation directly related to sales performance.

General and administrative expenses for the third quarter of 2018 totaled approximately $1.1 million (8.3% of total sales), compared with approximately $1.0 million (8.6% of total sales) for the same quarter last year. For the nine-month period, general and administrative expenses totaled approximately $3.2 million (8.2% of sales), compared with approximately $3.3 million (10.9% of sales) for the same period last year. The slight increase for the third quarter was attributed primarily to headquarters expenses, while the decrease in costs for the nine-month period was primarily related to one-time costs incurred last year related to changes in senior leadership. Those cost decreases were partially offset by expenses associated with changing the Company’s name.

Operating Income (Loss)

Operating income for the third quarter ended September 30, 2018 increased by approximately $721,000 (459.2%) to approximately $878,000 (6.6% of sales), compared with approximately $157,000 (1.3% of sales) for the same quarter last year. For the nine months ended September 30, 2018, operating income increased to approximately $3.0 million (7.6% of sales), compared with an operating loss of approximately $76,000 (0.3% of sales) for the same period last year. The increase in operating income for the quarter and nine-month periods was attributed primarily to sales growth and improved gross profit margins, which were partially offset by increased product development expenses.

Other Income (Expense)

We recorded net interest income of approximately $28,000 for the third quarter ended September 30, 2018, compared with $14,000 for the third quarter last year. For the nine months ended September 30, 2018, interest income totaled approximately $63,000, compared with approximately $32,000 for the same period last year. Interest income increased primarily as a result of our higher cash balance. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of September 30, 2018 was the Wall Street Journal prime rate plus 25 basis points (5.50% as of September 30, 2018).

For the three and nine months ended September 30, 2018, we recognized an unrealized loss of approximately $191,000 and $543,000, respectively, on our investment in 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH). In March and May 2018, we indirectly purchased 477,282 shares of common stock of PIH, for approximately $3.7 million, through an investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner. For the three and nine months ended September 30, 2017, we recognized gains of approximately $670,000 and $1.3 million, respectively, on the sales of available-for-sales securities.

During the first quarter of 2018, we sold 1,317,503 shares of Iteris, Inc., which cost approximately $2.4 million, for approximately $8.3 million, and recognized a loss of approximately $849,000.

For the three months ended September 30, 2018, we recognized other expenses totaling approximately $48,000, compared with other income of approximately $1,000 for the same period last year. For the nine months ended September 30, 2018, we recognized other expenses totaling approximately $274,000, compared with approximately $146,000 in expenses for the same period last year. These expenses were primarily attributed to exchange losses related to sales under a Canadian dollar-denominated contract. Also during last year’s first quarter, we recorded a non-recurring loss of approximately $104,000 on the disposal of assets related to a discontinued product initiative.

Income Taxes

We recorded income tax expense of approximately $17,000 and $200,000, respectively, for the three and nine months ended September 30, 2018, compared with approximately $252,000 and $353,000, respectively, for the same periods last year.

Our income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.  For 2018, we generally expect our effective tax rate to decline compared to 2017, primarily due to the implementation of the Tax Cuts and Jobs Act enacted in December 2017, which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%.

As of September 30, 2018, our net deferred tax assets totaled approximately $3.1 million, and were primarily composed of NOLs.  These NOLs totaled approximately $5.2 million for federal and $12.7 million for state purposes, with expirations starting in 2018 through 2030.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimates that as of September 30, 2018, it is more likely than not that approximately $83,000 of the deferred tax asset will not be realized due to the inability to generate sufficient Florida taxable income in the necessary period to fully utilize the Florida NOLs. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2018.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, net cash provided by operating activities totaled approximately $2.6 million, compared with cash used in operating activities of approximately $245,000 for the same period last year.  Cash provided by operating activities was primarily related to net income, adjusted by unrealized loss on investment in securities, and a decrease in inventories, which were partially offset by a decrease in accounts payable and an increase in trade accounts receivable.

For the nine months ended September 30, 2018, we had net income of approximately $1.2 million, compared with approximately $650,000 for the same period last year. Net inventories decreased during the nine months ended September 30, 2018 by approximately $3.7 million, compared with an increase of $1.3 million for the same period last year. The 2018 decrease was primarily attributed to an increase in sales. The loss on investment in securities for the nine months ended September 30, 2018 totaled approximately $1.4 million, compared with a gain of approximately $1.3 million for the same period last year. For additional information pertaining to our investment in securities, refer to Notes 1 and 6 to the condensed consolidated financial statements included in this report. Accounts receivable increased approximately $1.9 million during the nine months ended September 30, 2018, compared with $3.6 million for the same period last year, reflecting sales that were consummated later in the respective quarter that had not yet completed their collection cycle. Accounts payable for the nine months ended September 30, 2018, decreased approximately $2.5 million, compared with an increase of approximately $3.8 million for the same period last year, primarily due to timing of payments to material suppliers. Depreciation and amortization totaled approximately $702,000 for the nine months ended September 30, 2018, compared with approximately $727,000 for the same period last year.

Cash provided by investing activities for the nine months ended September 30, 2018 totaled approximately $3.5 million, compared with approximately $1.2 million for the same period last year. Proceeds from the sale of available-for-sale securities totaled approximately $8.3 million for the nine months ended September 30, 2018, compared with approximately $1.8 million for the same period last year. We utilized approximately $3.7 million for an investment in FGI 1347 Holdings, LP. There was no comparable investment for the same period last year. For the nine months ended September 30, 2018, purchases of property, plant and equipment totaled approximately $1.1 million, compared with approximately $572,000 for the same period last year.

For the nine months ended September 30, 2018, approximately $2.0 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $815,000 and stock repurchases totaling approximately $1.2 million. For the same period last year, approximately $2.8 million was used to pay dividends and approximately $405,000 was used for stock repurchases. For the same period last year, we also received approximately $183,000 from the issuance of common stock upon the exercise of stock options.

We have a secured revolving credit facility with Silicon Valley Bank with maximum borrowing availability of $1.0 million and a maturity date of December 26, 2018. As of September 30, 2018, and the date of this report, we were in compliance with all covenants under the loan and security agreement, as amended, governing the revolving credit facility. For a description of such covenants and the other terms and conditions of the loan and security agreement, as amended, reference is made to Note 5 (Debt) of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As of September 30, 2018, and the date of this report, there were no borrowings outstanding under the revolving credit facility. As of September 30, 2018, and the date of this report, there was $1.0 million of borrowing available under the revolving credit facility.

Our cash and cash equivalents balance at September 30, 2018 was approximately $11.3 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our revolving credit facility are sufficient to meet our working capital requirements for the foreseeable future. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

There were no other changes to our critical accounting policies during the quarter ended September 30, 2018, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
07/01/18-07/31/18	31,258	$3.65	31,258	615,988
08/01/18-08/31/18	28,264	$3.77	28,264	587,724
09/01/18-09/30/18	80,942	$3.88	80,942	506,782(2)
Total	140,464	$3.77	140,464

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

Item 6.
EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description
Exhibit 3(i)	Articles of Incorporation(1)
Exhibit 3(ii)	Certificate of Amendment to Articles of Incorporation (2001)(2)
Exhibit 3(iii)	Certificate of Amendment to Articles of Incorporation (2018)(3)
Exhibit 3(iv)	Second Amended and Restated Bylaws(4)
Exhibit 10.1+	Form of Non-Employee Director Restricted Share Unit Agreement under the BK Technologies, Inc. 2017 Incentive Compensation Plan (September 2018)
Exhibit 31.1	Certification Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

+
Each management contract or compensatory plan or arrangement.

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

BK TECHNOLOGIES, INC.
(The “Registrant”)

Date: November 7, 2018	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: November 7, 2018	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)