Form 10-K
period 2018-12-31
BK Technologies, Inc.
filed 2019-02-27
CIK 2186

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

———————
BK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
———————

Nevada	001-32644	59-3486297
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

7100 Technology Drive
West Melbourne, Florida 32904
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.60	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2018, based on the closing price of such stock on the NYSE American on such date, was $27,446,444. As of February 19, 2019, 12,754,294 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1.  Business

General

BK Technologies, Inc. (“BK,” the “Company,” “we” or “us”) provides two-way radio communications equipment of high quality and reliability.

In business for over 70 years, BK (NYSE American: BKTI) designs, manufactures and markets wireless communications products consisting of two-way land mobile radios (“LMRs”), repeaters, base stations and related components and subsystems. Two-way LMRs can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way LMRs, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

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

BK Technologies and BK Radio-branded products consist of high-specification LMR equipment for professional radio users primarily in government, public safety and military applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the new-generation KNG and KNG2 product lines. In addition, we anticipate introducing the first model in our line of multi-band products to complement our existing KNG products during 2019. RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools and transportation services. Typically, these users are not radio professionals and require easy, fast and affordable communication among a defined group of users.

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

We were incorporated under the laws of the State of Nevada on October 24, 1997. We are the resulting corporation from the reincorporation merger of our predecessor, Adage, Inc., a Pennsylvania corporation, which reincorporated from Pennsylvania to Nevada effective as of January 30, 1998. Effective on June 4, 2018, we changed our corporate name from “RELM Wireless Corporation” to “BK Technologies, Inc.” Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and our telephone number is (321) 984-1414.

Available Information

Our Internet website address is www.bktechnologies.com. We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file or furnish such material with or to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor Relations.” The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website at http://www.sec.gov.

Significant Events of 2018

In September 2018, the Company announced that it was selected as a supplier under the Subscriber Unit Radio and Accessory Contract (“SURAC”) issued by the U.S. Army, and received its first task orders under the contract totaling approximately $0.8 million. The task orders were for the Company’s UHF portable radios and related accessories. The SURAC contract is intended to serve as the U.S. Army’s primary contract vehicle for procuring P-25 digital communications equipment. The Company was one of five companies selected by the U.S. Army. The maximum total value of the contract is $495 million over a five-year period that commenced on June 18, 2018, and ends on June 18, 2023. The contract does not specify purchase dates or quantities of equipment from any particular named supplier, and there is no assurance that the Company will receive any additional orders.

In July 2018, the Transportation Security Administration (“TSA”) of the U.S. Department of Homeland Security (“DHS”) exercised its third one-year option, extending its contract with the Company for an additional year to September 27, 2019. The option provides for the purchase of up to $2 million of the Company’s products; however, precise dates for quantities or deliveries are not specified. The original contract awarded in September 2015 totaled $26.2 million, with $15.5 million in firm delivery orders and $10.7 million in potential option exercises.

During 2018, pursuant to the Company’s capital return program, the Company declared and paid four quarterly dividends of $0.02 per share of the Company’s common stock. The Company has paid eleven consecutive quarterly dividends.

In June 2018, the Company announced that it received orders totaling approximately $4.5 million for BK Radio-brand KNG-series portable and mobile radios and related accessories that will be deployed by a California State public safety agency. The orders were fulfilled in 2018.

In June 2018, the Company changed its name from “RELM Wireless Corporation” to “BK Technologies, Inc.” The Company’s stock began trading on the NYSE American stock exchange under the new ticker symbol “BKTI” on June 5, 2018. Stockholders approved the name change at the annual meeting of stockholders held on June 4, 2018.

In February 2018, the Company announced that it received a purchase order totaling approximately $2.0 million from Alberta Health Services for P-25 800MHz portable and mobile radios with accessories. The order was fulfilled in the first quarter of 2018.

In February 2018, the Company announced that it received orders totaling approximately $1.5 million from the U.S. Forest Service. The orders were for RELM’s KNG-Series Digital P-25 portable and mobile radios with accessories, and they were fulfilled in the first quarter 2018.

Industry Overview

LMR communications consist of hand-held (portable) and vehicle-mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the U.S. and abroad. LMR systems are constructed to meet an organization’s specific communications needs. The cost of a complete system can vary widely, depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage often consists of direct radio-to-radio communications outside of the range of a communication network with one to many members of a group. Also, LMR functions with push-to-talk operation (i.e., no call set-up or dialing a phone number is required). LMR communications often consist of multiple short (five second) transmissions between multiple members of a group. For the public safety sector, this is known as Mission Critical Voice. The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

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

Years ago, as a result of the limited spectrum availability, the FCC mandated that new LMR equipment utilize technology that is more spectrum-efficient. This effectively meant that the industry had to migrate to digital technology. Responding to the mandate, the APCO, the NASTD, the U.S. Federal Government and the Telecommunications Industry Association (“TIA”), in concert with several LMR manufacturers, including BK, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called P-25. The primary objectives of P-25 are to: (i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, (ii) maximize radio spectrum efficiency and (iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Users of nationally available 700 MHz frequencies designed for interoperability are required to use P-25 equipment. In addition, U.S. Federal Government grant programs that provide assistance in funding for state and local agencies to purchase interoperable communications equipment for first responders strongly encourage compliance with P-25 standards. Accordingly, although funding for LMR purchases by many government agencies is limited, we believe that, as users upgrade equipment to achieve interoperability and comply with FCC narrow-banding mandates, demand for P-25 equipment will continue to grow. Additionally, the P-25 standard has also been widely adopted in other countries. The migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market utilize alternative digital technologies (e.g., Digital Mobile Radio) and analog LMR products.

Presently, the market is dominated by one supplier, Motorola Solutions, Inc. However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more suppliers to lock out competitors. Formerly, because of proprietary characteristics incorporated in many LMR systems, a customer was effectively precluded from purchasing additional LMR products from a supplier other than the initial supplier of the system. Additionally, the system infrastructure technology was prohibitive for smaller suppliers to develop and implement. P-25 provides an environment in which users will increasingly have a wider selection of LMR suppliers, including smaller suppliers such as BK.

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

Description of Markets

Government and Public Safety Market

The government and public safety market includes military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users or through two-way communications dealers. Government and public safety sales represented approximately 95% of our total sales for 2018 and 97% for each of 2017 and 2016.

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

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable push-to-talk communication among a discrete group of users, such as corporate disaster recovery, hotels, construction firms, schools and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 5% of our total sales for 2018 and 3% for each of 2017 and 2016.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 25 employees, combined with contract engineering resources. Their primary development focus has been the design of a new line of next-generation multiband P-25 digital products to supplement our flagship KNG and KNG2 products. We anticipate the new multiband product will be available in 2019 pending approval of the Federal Communications Commission. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently, we added UHF and 700-800MHz products, as well as P-25 Phase II TDMA (Time Division Multiple Access) trunking. The KNG2 Series was introduced in 2016. Our KNG and KNG2 products also provide encrypted operation, GPS location and network authentication capabilities.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied and production engineering.

For 2018, 2017 and 2016, our engineering and development expenses were approximately $7.8 million, $5.0 million and $4.1 million, respectively.

Intellectual Property

We presently have no U.S. patents in force. We have registered federal trademarks related to the names “BK Technologies” and “BK Radio” and have applied for registration of “Radios for Heroes” and “BKR.” We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

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

Contract manufacturers produce various subassemblies and products on our behalf. Generally, the contract manufacturers procure raw materials from BK-approved sources and complete manufacturing activities in accordance with our specifications. Manufacturing agreements and purchase orders govern the business relationship with the contract manufacturers. These agreements and purchase orders have various terms and conditions and may be renewed or modified upon agreement by both parties. Their scope may also be expanded to include new products in the future.

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

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. Approximately 64.7% of our material, subassembly and product procurements in 2018 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During 2018, 2017 and 2016, our operations were not materially impaired due to delays from single-source suppliers. However, the absence of a single-source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources, where possible, and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all of our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

Seasonal Impact

We may experience fluctuations in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year budgets and appropriations. We may also experience fluctuations in our quarterly results, derived, in part, from sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters, compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial results.

Significant Customers

Sales to the U.S. Government represented approximately 40%, 38% and 58% of our total sales for the years ended December 31, 2018, 2017 and 2016, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the U.S. Forest Service (“USFS”) and the U.S. Department of Interior (“DOI”).

Backlog

Our backlog of unshipped customer orders was approximately $7.6 million and $8.3 million as of December 31, 2018 and 2017, respectively. The decrease was attributed primarily to the timing and fulfillment of orders.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2018, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2018, we had 119 employees, including 112 full-time employees, most of whom are located at our West Melbourne, Florida facility; 56 of these employees are engaged in direct manufacturing or manufacturing support, 26 in engineering, 26 in sales and marketing and 11 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2018	2017	2016
	(in millions)
United States	$44.8	$34.3	$46.3
International	4.6	5.1	4.4
Total	$49.4	$39.4	$50.7

Additional financial information is provided in the Consolidated Financial Statements included in this report.

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

Some of our competitors have established broad networks of sales locations and multiple distribution channels that are more extensive than ours. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

An increase in the demand for P-25 products could benefit competitors that are better financed and positioned to meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced two new lines of P-25 products, the KNG and KNG2 Series. We are currently developing a new line of multiband products. Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditures of funds, and we may be unable to successfully do so. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, results of operations and financial condition.

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2018, approximately 40% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DHS, DOD, USFS and DOI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

In addition, most U.S. Government customers award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, which could negatively impact the profitability of any contract awarded to us. In addition, following a contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding.

Any delay, especially any prolonged delay, in the U.S. Government budget process or government shutdown may result in us incurring substantial labor or other costs without reimbursement under our customer contracts, decrease the number of purchase orders issued under our contracts with government agencies, or result in the suspension of work on contracts in progress or in payment delays.

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

Our business is subject to the economic and political risks of manufacturing products in foreign countries

We engage in business with manufacturers located in other countries. Approximately 66.8% of our material, subassembly and product procurements in 2018 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic and legal environments in such foreign countries, among others. Our business, operating results and financial condition may be materially and adversely affected by, among other things, changes in the general political and social conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

The U.S. Government has indicated its intent to alter its approach to trade policy, including, in some instances, to revise, renegotiate or terminate certain multilateral trade agreements. It has also imposed new tariffs on certain foreign goods and raised the possibility of imposing additional increases or new tariffs on other goods. Such actions have, in some cases, led to retaliatory trade measures by certain foreign governments. Such policies could make it more difficult or costly for us to do business in or import our products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact on our revenue or operating results. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. Government or foreign governments with respect to tariff and international trade agreements and policies, and we cannot predict future trade policy or the terms of any revised trade agreements or any impact on our business.

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

Our investment strategy may not be successful, which could adversely impact our financial condition

We may invest part of our cash balances in public companies. For example, as of December 31, 2018, we held 477,282 shares of the common stock of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) (“PIH”). These types of investments are more risky than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

Fundamental Global Investors, LLC, with its affiliates, is our largest stockholder whose interests may differ from the interests of our other stockholders

The interests of Fundamental Global Investors, LLC (“Fundamental Global”) may differ from the interests of our other stockholders. Fundamental Global and its affiliates, including CWA Asset Management Group, LLC, 50% of which is owned by Fundamental Global, together hold approximately 38% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Partner and Manager of Fundamental Global and Chairman and Chief Executive Officer of Ballantyne Strong, Inc. and Lewis Johnson, President, Partner and Manager of Fundamental Global Investors, LLC and a director of Ballantyne Strong, Inc., serve as Chairman and Co-Chairman, respectively, of our Board of Directors. As a result of its ownership position and Messrs. Cerminara’s and Johnson’s positions with the Company, Fundamental Global has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, and approval of any action requiring a stockholder vote, such as amendments to our articles of incorporation, by-laws, significant stock issuances, reorganizations, mergers and asset sales. Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high-quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations, product safety issues, cybersecurity breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

We face a number of risks related to challenging economic conditions

Current economic conditions in the U.S. and elsewhere remain uncertain. These challenging economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including:

●
Potential deferment or reduction of purchases by customers: Significant deficits and limited appropriations confronting our federal, state and local government customers may cause them to defer or reduce purchases of our products. Furthermore, uncertainty about current and future economic conditions may cause customers to defer purchases of our products in response to tighter credit and decreased cash availability. Additionally, any delay, especially any prolonged delay, in the U.S. Government budget process or government shutdown may negatively impact the ability of many of our customers to purchase our products and decrease the number of purchase orders issued under our contracts with government agencies.

●
Negative impact from increased financial pressures on third-party dealers, distributors and suppliers: We make sales to certain of our customers through third-party dealers and distributors. We generally do not require collateral from our customers. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition the end customers to purchase our products from other third parties, or directly from us, it could materially and adversely impact our operating results and financial condition. Challenging economic conditions may also impact the financial condition of one or more of our key suppliers, which could negatively affect our ability to secure product to meet our customers’ demands.

●
Limited access by us to credit and capital: Although we do not anticipate needing additional capital in the near term, the credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. From time to time, we also have cash in financial institutions in excess of federally insured limits, which funds might be at risk of loss should such financial institutions face financial difficulties.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 64.7% of our material, subassembly and product procurements in 2018 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

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

Retention of our executive officers and key personnel is critical to our business

Our key executives are critical to our success. The loss of services from any of our executive officers or other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us

Currently, we hold no U.S. patents. We have several trademarks related to the names “BK Technologies,” “BK Radio” and have applied for trademarks related to the names “Radios for Heroes” and “BKR.” As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

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

A security breach or other significant disruption of our information technology systems, or those of our distributors, manufacturers, suppliers and other partners, caused by cyber attack or other means, could have a negative impact on our operations, sales and results of operations

From time to time, we experience cyber attacks on our information technology systems and the information systems of our distributors, manufacturers, suppliers and other partners, whose systems we do not control.  These systems are vulnerable to damage, unauthorized access or interruption from a variety of sources, including, but not limited to, continually evolving cyber attacks (including social engineering and phishing attempts), attempts to gain unauthorized access to data, cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. Cyber attacks are rapidly evolving and becoming increasingly sophisticated. Computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and partners or our business information. A cyber attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in disruptions in critical systems, corruption or loss of data, theft of data, funds or intellectual property, and unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Such unauthorized access to, or release of, this information could expose us to data loss, disrupt our operations, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. We may not have adequate insurance coverage to compensate us for any losses associated with such events. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flow.

 Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, our distributors, manufacturers, suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our customers or partners to cybersecurity attacks. In addition, from time to time, we implement updates to our information technology systems and software, which can disrupt or shutdown our information technology systems. We may not be able to successfully integrate and launch these new systems as planned without disruption to our operations.

Each of the foregoing factors could have an adverse effect on our reputation, business, financial condition or results of operations.

The risk of noncompliance with U.S. and foreign laws and regulations applicable to us could materially adversely affect us

Failure to comply with government regulations applicable to our business could result in penalties and reputational damage. Our products are regulated by the FCC and otherwise subject to a wide range of global laws. As a public company, we are also subject to regulations of the SEC and the stock exchange on which we are listed. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. Compliance with existing or future laws, including U.S. tax laws, could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Failure to comply with or to respond to changes in these requirements and regulations could result in penalties on us, such as fines, restrictions on operations or a temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition. In addition, existing or new regulatory requirements or interpretations could materially adversely impact us.

We may not be able to maintain our NYSE American listing

Our common stock has been listed on the NYSE American since 2005. If we are unable to satisfy the continued listing standards of the NYSE American, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price, our common stock may be delisted. If our common stock is delisted, we would be forced to have our common stock quoted on the OTC Markets or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors, and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

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

We may be unable to obtain components and parts that are verified to be Democratic Republic of Congo (“DRC”) conflict-free, which could result in reputational damage

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and whether these materials originated from the DRC or an adjoining country. The SEC rules necessitate a complex compliance process and related administrative expense for a company once it determines a conflict mineral is necessary to the functionality or production of a product that the company manufactures or contracts to manufacture. These requirements could affect the sourcing, availability and cost of minerals used in the manufacture of certain of our products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations. We have incurred, and will continue to incur, costs associated with complying with these supply chain due diligence procedures. In addition, because our supply chain is complex, if we discover that our products include minerals that have been identified as “not found to be DRC conflict-free” or we are unable to determine whether such minerals are included in our products, we may face reputational challenges with our customers, stockholders and other stakeholders as a result.

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 6.2 million (48.7%) of our shares of outstanding common stock as of December 31, 2018 are owned by certain of our executive officers and directors and other affiliates, and may be resold publicly at any time, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933, as amended. Approximately 51.3% of our outstanding shares of common stock as of December 31, 2018 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $490,000, $472,000 and $475,000 in 2018, 2017 and 2016, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. The lease has an expiration date of December 31, 2019. Rental, maintenance and tax expenses for this facility were approximately $108,000 in each of 2018, 2017 and 2016.

Item 3.  Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no other pending material claims or legal matters as of December 31, 2018.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b) Holders.

On February 19, 2019, there were 750 holders of record of our common stock.

(c) Dividends.

The Company currently pays quarterly cash dividends. The declaration and payment of cash dividends, if any, is subject to the discretion of the Board of Directors. The Board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.

(d) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
10/01/18-10/31/18	31,406	$4.11	31,406	475,376
11/01/18-11/30/18	28,691	$3.85	28,691	446,685
12/01/18-12/31/18	511,593(3)	$3.55(3)	61,193	385,492
Total	571,690(3)	$3.84(3)	121,290

(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.

(2)
The Company has a repurchase program of up to 1 million shares of the Company’s common stock that can be purchased, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. The repurchase program was initially announced in May 2016 and expanded in June 2017 and has no termination date.

(3)
On December 12, 2018, the Company entered into a purchase agreement with Donald F.U. Goebert, a greater-than-five percent shareholder of the Company, pursuant to which the Company repurchased 200,000 shares of the Company’s common stock held by Mr. Goebert, at a price of $3.70 per share, for an aggregate cash amount of $740,000. The transaction was approved by the Board of Directors of the Company. Mr. Goebert previously served as a director of the Company until his resignation on January 9, 2017. The numbers in the table also include another 250,400 shares repurchased at $3.70 per share (not including brokerage commissions) outside of the Company’s public repurchase program on December 12, 2018.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During 2018, we realized improvements in many areas of our operations, primarily derived from the substantial changes that were implemented since fiscal 2017. These improvements drove sales growth, increasing gross profit margins and income from operations, while reducing inventory and generating positive cash flow. They also enabled us to invest in new product development, which we believe will provide strategic advantages and fuel our growth in future periods. We anticipate introducing new generation multiband P-25 digital products to supplement our flagship KNG and KNG2 products during 2019.

Total sales in 2018 increased 25.3% to approximately $49.4 million, compared with approximately $39.4 million for the prior year.

Gross profit margin as a percentage of sales in 2018 was approximately 40.5%, a significant increase from 24.2% for the previous year. Gross profit margin for 2017 was impacted by a $3.2 million one-time charge to write-off inventory and approximately $1.8 million of product-related service charges.

Selling, general and administrative (“SG&A”) expenses for 2018 totaled approximately $17.6 million, or 35.5% of sales, compared with $14.6 million, or 37.0% of sales for 2017. The increase in SG&A expenses was attributed primarily to new product development.

The increases in sales, gross profit margin and SG&A expenses combined to yield operating income for 2018 of approximately $2.4 million, compared with an operating loss of $5.0 million for the prior year.

In 2018, we incurred $2.9 million in other expenses that were primarily related to investments outside our core business operations.

For 2018, we recognized a pretax loss of $472,000, compared with a pretax loss of $4.8 million for the prior year. Net income tax benefit for 2018 totaled approximately $277,000, compared with $1.2 million for 2017. Our income tax benefit for both years is largely non-cash, as a result of deferred items partially derived from NOLs.

We recognized a net loss for 2018 totaling approximately $195,000 ($0.01 per basic and diluted share), compared with approximately $3.6 million ($0.27 per basic and diluted share) for 2017.

As of December 31, 2018, working capital totaled approximately $21.0 million, of which $17.0 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $26.7 million at year end 2017, which included $12.7 million of cash, cash equivalents and trade receivables. During 2018, we repurchased 873,014 shares of our common stock, utilizing cash of approximately $3.3 million.

We may experience fluctuations in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. We may also experience fluctuations in our quarterly results, in part, due to our sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters, compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. See Note 8 to the consolidated financial statements for further information on the financial statement impact of the 2017 Tax Act.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31,
	2018	2017
Sales	100.0%	100.0%
Cost of products	(59.5)	(75.8)
Gross margin	40.5	24.2
Selling, general and administrative expenses	(35.5)	(37.0)
Other (expense) income, net	(6.0)	0.7
Loss before income taxes	(1.0)	(12.1)
Income tax benefit	0.6	2.9
Net loss	(0.4)%	(9.2)%

Fiscal Year 2018 Compared With Fiscal Year 2017

Sales, net

For 2018, net sales increased 25.3% to approximately $49.4 million, compared with approximately $39.4 million for 2017.

Our sales growth for the year was broad-based and not reliant upon one particular contract or customer. We realized sales growth in all of our primary markets, including federal, state and local public safety agencies, with a mix of new customers, combined with strong demand from traditional legacy and Canadian customers.

We believe our funnel of sales prospects for 2019 is encouraging. Among other opportunities, it includes the SURAC issued by the U.S. Army and the third option year of our contract with the TSA. Additionally, we plan to launch our new multiband product line in 2019, which should increase our potential market. In order to effectively capitalize on new opportunities and drive sales growth, we have expanded and upgraded our sales and marketing capabilities. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to the influence of budgets and priorities. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for 2018 increased to 40.5% from 24.2% for the prior year.

Our cost of products and gross profit margin are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. The improvement in gross profit margins from 2017 was primarily attributed to increased sales combined with a more favorable mix of product sales. Furthermore, increased production volumes enabled us to more effectively utilize and absorb our base of manufacturing overhead expenses, and we are realizing benefits associated with manufacturing and quality improvement programs.

Comparatively, in 2017, the mix of product sales was more heavily weighted toward lower margin products, and certain products were sold using reduced promotional pricing. Last year’s gross profit margins were also adversely impacted by costs associated with the write-off of inventory and higher product service costs.

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

Selling, General and Administrative Expenses

SG&A expenses consist of sales, marketing, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash, share-based employee compensation expenses.

For 2018, SG&A expenses totaled approximately $17.6 million, or 35.5% of sales, compared with approximately $14.6 million, or 37.0% of sales for 2017.

Engineering and product development expenses for 2018 totaled approximately $7.8 million (15.7% of total sales), compared with approximately $5.0 million (12.7% of total sales) for 2017. The increase in engineering expenses was attributed to costs related to new product development initiatives.

Marketing and selling expenses for 2018 totaled approximately $5.4 million (11.0% of sales), compared with approximately $5.2 million (13.3% of sales) for 2017. The increase was primarily attributed to sales commissions and incentive compensation directly related to sales performance.

General and administrative expenses for 2018 totaled approximately $4.4 million (8.9% of total sales), compared with approximately $4.3 million (11.0% of total sales) for 2017. Compared with the prior year, SG&A expenses in 2018 increased due to additional headquarters expenses, some of which pertained to the Company’s name change. These were partially offset by one-time costs incurred during 2017 related to changes in senior leadership.

Operating Income (Loss)

Operating income for 2018 increased by approximately $7.4 million to approximately $2.4 million (4.9% of sales), compared with an operating loss of approximately $5.0 million (12.8% of sales) for 2017. The increase in operating income was attributed primarily to sales growth and improved gross profit margins, which were partially offset by increased product development expenses.

Other Income (Expense)

Interest Income

We recorded net interest income of approximately $102,000 for 2018, compared with $46,000 for 2017. Interest income increased primarily as a result of our higher cash balance. Interest expense may be incurred from time to time on outstanding borrowings under our previous revolving credit facility, which matured on December 26, 2018 and was not renewed, and earned interest income on our cash balances. The interest rate on such revolving credit facility as of December 26, 2018 was The Wall Street Journal prime rate plus 25 basis points (5.75% as of December 26, 2018).

Loss on Investment in Securities

For 2018, we recognized an unrealized loss of approximately $1.8 million on our investment in 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH). In March and May 2018, we indirectly purchased 477,282 shares of common stock of PIH, for approximately $3.7 million, through an investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner. This investment was initiated in 2018; accordingly, there was no gain or loss during the prior year.

During the first quarter of 2018, we sold 1,317,503 shares of Iteris, Inc. (Nasdaq: ITI), which cost approximately $2.4 million, for approximately $8.3 million, and recognized a loss of approximately $849,000.

Legal Settlement

In 2017, we entered into an agreement to settle a dispute with The Sales Group, Inc. (“TSG”), a former sales representative (see Note 13 to the consolidated financial statements). Pursuant to the settlement agreement, we agreed to pay an amount of $900,000 to TSG on or before December 31, 2017, which was recorded as an expense in 2017. We also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for our products received and accepted from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, excluding (i) sales to federal government agencies, (ii) sales to other end-users, except state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. These commissions were estimated to be $536,000, which was recorded as an expense in 2017. Actual commissions during 2018 totaled approximately $823,000. Accordingly, $287,000 of additional commission was recorded as an expense in 2018.

Other Expense

For 2018, we recognized other expenses totaling approximately $328,000, compared with approximately $106,000 for 2017. These expenses were primarily attributed to exchange losses related to sales under a Canadian dollar-denominated contract. During the first quarter of 2017, we recorded a nonrecurring loss of approximately $104,000 on the disposal of assets related to a discontinued product initiative.

Income Tax Benefit

We recorded a net income tax benefit for 2018 of approximately $277,000, compared with a net benefit of approximately $1.2 million for the prior year.

Our income tax provision is based on the effective tax rate for the year.  For 2018, our effective tax rate declined compared to 2017, primarily due to the implementation of the 2017 Tax Act enacted in December 2017, which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%.

 As of December 31, 2018, our net deferred tax assets totaled approximately $3.5 million, and were primarily composed of general business credit carryovers and NOLs.  These credits totaled approximately $1.6 million for federal purposes. In addition, the deferred tax assets related to the federal NOLs were completely used in 2018, and total $7.2 million for state purposes, with expirations starting in 2019 through 2038.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimated that, as of December 31, 2018, a valuation allowance related to our Florida NOLs was no longer needed due to expected 2018 usage. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of December 31, 2018.

Fiscal Year 2017 Compared With Fiscal Year 2016

Sales, net

For 2017, net sales totaled approximately $39.4 million, compared with approximately $50.7 million for 2016. Sales of P-25 digital products in 2017 totaled approximately $28.7 million (72.7% of total sales), compared with approximately $33.2 million (65.5% of total sales) for 2016.

Sales for 2016 benefited from significant sales to one customer under our contract with the TSA, which were not fully replicated in 2017, resulting in the year-over-year decrease. Absent the impact of sales to the TSA, 2017 sales increased approximately 20.9% from 2016. During 2017, demand from other federal, state and international public safety agencies strengthened compared with the prior year, and we were awarded several multi-year contracts and blanket purchase orders from federal agencies. During the year, we added sales resources to capitalize on opportunities for potential sales growth.

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

Marketing and selling expenses for 2017 totaled approximately $5.2 million (13.3% of sales), compared with $5.4 million (10.6% of sales) for the prior year. The decrease was primarily attributed to decreases in commissions and incentive compensation directly related to sales performance, which were partially offset by expenses related to new sales staff.

General and administrative expenses for 2017 totaled approximately $4.3 million (11.0% of total sales), compared with approximately $3.3 million (6.5% of total sales) for 2016. The increase was primarily related to headquarters professional fees and expenses incurred in the first quarter associated with changes in senior management.

Operating (Loss) Income

The operating loss for 2017 totaled approximately $5.0 million (12.8% of sales), compared with operating income of approximately $4.3 million (8.5% of sales) for 2016. The decrease in operating income was attributed to several factors, which included a) higher costs of products, derived in large part from charges associated with the write-off of inventory, b) product costs related to addressing customer-requested modifications and upgrade, c) engineering expenses related to new product development, and d) headquarters professional fees and expenses associated with senior management changes.

Other Income (Expense)

Interest Income (Expense), net

For 2017, we realized interest income of approximately $46,000 on our cash balances, compared with approximately $9,000 for the prior year.

We incurred no interest expense in 2017 or 2016. Interest expense may be incurred from time to time on outstanding borrowings under our revolving credit facility. The interest rate on such revolving credit facility as of December 31, 2017 was 4.00% per annum. This rate was variable based on The Wall Street Journal prime rate plus 25 basis points. Effective as of December 27, 2017, we entered into a seventh amendment to our Loan and Security Agreement with Silicon Valley Bank primarily to extend the maturity date by approximately a year, to December 26, 2018. Our revolving credit facility was not utilized during 2017 or 2016.

Gain on Sales of Available-for-Sale Securities

During the year ended December 31, 2017, we sold 460,546 shares of Iteris, which generated proceeds of approximately $2.6 million and gains of approximately $1.8 million. There were no comparable gains recorded for 2016.

Legal Settlement

On December 19, 2017, we entered into an agreement to settle a dispute with TSG, a former sales representative (see Note 13 to the consolidated financial statements). Pursuant to the settlement agreement, we agreed to pay an amount of $900,000 to TSG on or before December 31, 2017, which was recorded as an expense in 2017. We also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for our products received and accepted from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, excluding (i) sales to federal government agencies, (ii) sales to other end-users, except state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. These commissions were estimated to total approximately $536,000, which was recorded as an expense in December 2017.

Other Expense

During 2017, we incurred a loss on the disposal of assets related to a discontinued product initiative. We also recognized an exchange loss related to sales under a Canadian-dollar-denominated contract. No comparable expenses were incurred in the prior year.

Income Tax Benefit (Expense)

We recorded an income tax benefit for 2017 of approximately $1.2 million, which is net of tax expense of approximately $665,000 derived from the impact of revaluing deferred tax assets in accordance with the 2017 Tax Act. In connection with our initial analysis of the impact of the 2017 Tax Act, we recorded a discrete net tax expense of $665,000 in the year ended December 31, 2017 to account for the effect of the corporate rate reduction. The net tax expense primarily relates to a reduction in the deferred tax assets of approximately $1,524,000 and a reduction in the deferred tax liability related to unrealized gain on available-for-sale securities of approximately $(859,000). For 2016, we recognized income tax expense of approximately $1.6 million. Our income tax benefit and expense are primarily non-cash.

As of December 31, 2017 and 2016, our net deferred tax assets totaled approximately $3.3 million and $3.4 million, respectively, and were primarily composed of NOLs, offset by deferred tax liabilities of $1.9 million and $1.8 million, respectively, primarily derived from depreciation and the unrealized gain on available-for-sale securities.  The NOLs, as of December 31, 2017, totaled $6.5 million for federal and $13.9 million for state purposes, with expirations starting in 2018 through 2037.

We evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. Based on our evaluation, we concluded that, based on the weight of available evidence, it is more likely than not that we will not realize a portion of the benefit of our state net deferred tax assets recorded at December 31, 2017. Accordingly, we established a valuation allowance totaling approximately $64,000 for the portion of state deferred tax assets that more likely than not will not be realized.

There was no significant impact on our operations as a result of inflation for the fiscal years ended December 31, 2018, 2017 and 2016.

Liquidity and Capital Resources

 For the year ended December 31, 2018, net cash provided by operating activities totaled approximately $5.3 million, compared with cash used in operating activities of approximately $2.3 million last year.  Cash provided by operating activities was primarily related to a decrease in inventories, loss on available-for-sale securities, deferred revenue, and depreciation and amortization, which was partially offset by an increase in prepaid expenses and a decrease in accrued other expenses.

For the year ended December 31, 2018, we had a net loss of approximately $195,000, compared with approximately $3.6 million last year. Net inventories decreased during the year ended December 31, 2018 by approximately $2.9 million, compared with an increase of $508,000 last year. The 2018 decrease was primarily attributed to increased sales and improved supply chain management. The loss on investment in securities for the year ended December 31, 2018 totaled approximately $2.7 million, compared with a gain of approximately $1.8 million last year. For additional information pertaining to our investment in securities, refer to Notes 1 and 6 to the consolidated financial statements included in this report. Deferred revenue for 2018 increased approximately $1.1 million, compared with approximately $88,000 for the prior year. The increase was attributed to increased sales of extended warranties. Depreciation and amortization totaled approximately $921,000 for the year ended December 31, 2018, compared with approximately $942,000 for the same period last year. Prepaid expenses and other current assets increased approximately $1.6 million for the year ended December 31, 2018, compared with a decrease of $637,000 last year. The increase was attributed primarily to prepayments associated with the new multiband portable radio product line. Accrued other expenses and other current liabilities decreased approximately $867,000 during 2018, which was attributed primarily to the payment of accrued expenses related to the legal settlement with TSG that were accrued during the previous year. (See Note 13 to the consolidated financial statements).

Cash provided by investing activities for the year ended December 31, 2018 totaled approximately $3.2 million, compared with approximately $2.0 million last year. Proceeds from the sale of available-for-sale securities totaled approximately $8.3 million for the year ended December 31, 2018, compared with approximately $2.6 million last year. We utilized approximately $3.7 million for an investment in FGI 1347 Holdings, LP. There was no comparable investment for the same period last year. For the year ended December 31, 2018, purchases of property, plant and equipment totaled approximately $1.4 million, compared with approximately $628,000 for the same period last year. The increase was primarily attributed to test and information technology equipment upgrades.

For the year ended December 31, 2018, approximately $4.4 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $1.1 million and stock repurchases totaling approximately $3.3 million. For the same period last year, approximately $3.0 million was used to pay dividends and approximately $648,000 was used for stock repurchases, and we also received approximately $183,000 from the issuance of common stock upon the exercise of stock options.

Our $1.0 million revolving credit facility with Silicon Valley Bank matured on December 26, 2018, and we elected to not renew it. The Loan and Security Agreement governing the revolving credit facility contained customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants, and the absence of events of default. Pursuant to the Loan and Security Agreement, the Company was permitted to pay cash dividends, the total of which could not exceed $5.0 million in the aggregate during any twelve-month period, so long as an event of default did not exist at the time of such dividend and would not exist after giving effect to such dividend. The variable rate at which borrowings under the credit facility were to bear interest was The Wall Street Journal prime rate plus 25 basis points.

We were in compliance with all covenants under the Loan and Security Agreement and there were no borrowings outstanding under the revolving credit facility as of its maturity date.  For additional information about our revolving credit facility, see “Note 5—Debt” of the notes to the consolidated financial statements.

Our cash and cash equivalents balance at December 31, 2018 was approximately $11.3 million.  We believe these funds, combined with anticipated cash generated from operations, are sufficient to meet our working capital requirements for the foreseeable future. However, although we do not anticipate needing additional capital in the near term, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Part I—Item 1A. Risk Factors” in this report.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, “Revenue from Contracts with Customers,” which provided for a single, principles-based model for revenue recognition and replaced the existing revenue recognition guidance, became effective for annual and interim periods beginning on or after December 15, 2017, and replaced most existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“GAAP”). This ASU required additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and estimates and changes in those estimates. It permitted the use of either a modified retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. Because the Company’s primary source of revenues is from shipments of products, the adoption of this new guidance did not have any impact on its consolidated financial statements and related disclosures. See Note 1, under “Revenue Recognition,” for additional information.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amended the guidance in GAAP on the classification and measurement of financial instruments. Changes primarily affected the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard became effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity was required to apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company adopted the new guidance in the first quarter of 2018, which had a material impact on its retained earnings, as the Company reclassified approximately $4,300 of unrealized gain on investment securities that was previously classified in other comprehensive income.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 will become effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company adopted the new guidance in the fourth quarter of 2018, with no material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on the consolidated financial statements under existing accounting guidance. Based on the Company’s evaluation of all of its contractual arrangements, the Company expects that the adoption of ASU 2016-02 will have a significant impact on the Company’s consolidated financial statements. After the adoption, the Company will first report the operating lease right-of-use assets and lease liabilities as of March 31, 2019 based on the Company’s lease portfolio as of that date

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for all filings made on or after November 5, 2018. Given the effective date and the proximity to most filers’ quarterly reports, the SEC is not objecting to filers deferring the presentation of interim changes in stockholders’ equity in their Forms 10-Q until the quarter that begins after the date of adoption, November 5, 2018. The Company intends to present interim changes in stockholders’ equity beginning with its quarterly report on Form 10-Q for the first quarter of 2019.

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

Revenue

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”), which replaces existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. The Company elected the modified retrospective method upon adoption, with no impact to the opening retained earnings or revenue reported. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate:

Step 1: Identify the contract with the customer;

Step 2: Identify the performance obligations in the contract;

Step 3: Determine the transaction price;

Step 4: Allocate the transaction price to the performance obligations; and

Step 5: Recognize revenue as the Company satisfies a performance obligation.

ASC 606 provides that revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We generally satisfy performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. Some contracts include installation services, which are completed in a short period of time and the revenue is recognized when the installation is complete. Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $50,000 on gross trade receivables of approximately $5.8 million as of December 31, 2018, as compared with $50,000 on gross trade receivables of approximately $5.6 million as of December 31, 2017. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2018 and 2017. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2018 and 2017 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent, with write-offs of trade receivables being less than 1% of sales during past years. Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivables portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. As of December 31, 2018 and 2017, we had no specific allowance on trade receivables.

Excess and Obsolete Inventory

The allowance for obsolete and slow-moving inventory was approximately $629,000 and $789,000 at December 31, 2018 and 2017, respectively.

The allowance for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost and net realizable value. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historical usage profile.

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

Allowance for Product Warranty

We offer two-year warranties to our customers, depending on the specific product and terms of the customer purchase agreement. Our typical warranties require us to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, we record a liability for estimated costs under our warranties. The costs are estimated based on historical experience. We periodically assess the adequacy of our recorded liability for product warranties and adjust the amount as necessary.

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

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our LMR product line; successful introduction of new products and technologies; competition in the LMR industry; general economic and business conditions, including federal, state and local government budget deficits and spending limitations and any impact from a prolonged shutdown of the U.S. Government; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; heavy reliance on sales to agencies of the U.S. Government; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; retention of executive officers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation; impact of our capital allocation strategy; government regulation; our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies; our inventory and debt levels; protection of our intellectual property rights; fluctuation in our operating results; acts of war or terrorism, natural disasters and other catastrophic events; any infringement claims; data security breaches, cyber attacks and other factors impacting our technology systems; availability of adequate insurance coverage; maintenance of our NYSE American listing; and the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

Item 8.  Financial Statements and Supplementary Data

See the Consolidated Financial Statements included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BK Technologies, Inc.
West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BK Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida
February 27, 2019

BK TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$11,268	$7,147
Available-for-sale securities	—	9,184
Trade accounts receivable, net	5,721	5,524
Inventories, net	11,466	14,358
Prepaid expenses and other current assets	2,401	772
Total current assets	30,856	36,985

Property, plant and equipment, net	2,729	2,201
Investment in securities	1,919	—
Deferred tax assets, net	3,495	3,317
Other assets	192	298
Total assets	$39,191	$42,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,595	$5,971
Accrued compensation and related taxes	2,014	1,364
Accrued warranty expense	1,546	1,389
Accrued other expenses and other current liabilities	292	1,159
Dividends payable	256	273
Deferred revenue	180	157
Total current liabilities	9,883	10,313

Deferred revenue	1,596	481
Total liabilities	11,479	10,794
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,882,937 and 13,844,584 issued and 12,817,829 and 13,652,490 outstanding shares at December 31, 2018 and 2017, respectively	8,330	8,307
Additional paid-in capital	25,867	25,642
Accumulated deficit	(2,393)	(5,450)
Accumulated other comprehensive income	—	4,318
Treasury stock, at cost, 1,065,108 and 192,094 shares at December 31, 2018 and 2017, respectively	(4,092)	(810)
Total stockholders’ equity	27,712	32,007
Total liabilities and stockholders’ equity	$39,191	$42,801

See notes to consolidated financial statements.

BK TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Years Ended December 31,
	2018	2017
Sales, net	$49,380	$39,395
Expenses
Cost of products	29,403	29,845
Selling, general and administrative	17,552	14,577
Total expenses	46,955	44,422

Operating income (loss)	2,425	(5,027)
Other (expense) income:
Interest income	102	46
(Loss) gain on investment in securities	(2,671)	1,833
Legal settlement	—	(1,436)
Loss on disposal of property, plant and equipment	—	(95)
Other expense	(328)	(106)
Total other (expense) income	(2,897)	242
Loss before income taxes	(472)	(4,785)
Discrete tax item-impact of tax reform	—	(665)
Income tax benefit	277	1,824
Net loss	$(195)	$(3,626)
Net loss per share-basic	$(0.01)	$(0.27)
Net loss per share-diluted	$(0.01)	$(0.27)
Weighted average shares outstanding-basic	13,464	13,625
Weighted average shares outstanding-diluted	13,464	13,625

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017
Net loss	$(195)	$(3,626)
Unrealized gain on available-for-sale securities, net of tax	—	2,257
Total comprehensive loss	$(195)	$(1,369)

See notes to consolidated financial statements.

BK TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2016	13,754,749	$8,253	$25,382	$240	$2,061	$(162)	$35,774
Common stock options exercised and issued	89,835	54	129	—	—	—	183
Share-based compensation expense	—	—	55	—	—	—	55
Restricted stock unit compensation expense	—	—	76	—	—	—	76
Dividends declared	—	—	—	(2,064)	—	—	(2,064)
Net loss	—	—	—	(3,626)	—	—	(3,626)
Unrealized gain on available-for-sale securities	—	—	—	—	2,257	—	2,257
Repurchase of common stock	—	—	—	—	—	(648)	(648)
Balance at December 31, 2017	13,844,584	8,307	25,642	(5,450)	4,318	(810)	32,007
Restricted stock units issued	38,353	23	(23)	—	—	—	—
Share-based compensation expense	—	—	95	—	—	—	95
Restricted stock unit compensation expense	—	—	153	—	—	—	153
Dividends declared	—	—	—	(1,066)	—	—	(1,066)
Net loss	—	—	—	(195)	—	—	(195)
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(3,282)	(3,282)
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$—	$(4,092)	$27,712

See notes to consolidated financial statements.

BK TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2018	2017
Operating activities
Net loss	$(195)	$(3,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Inventory allowance	(38)	149
Deferred tax benefit	(178)	(1,163)
Depreciation and amortization	921	942
Share-based compensation expense	95	55
Restricted stock unit compensation expense	153	76
Loss (gain) on sale of available-for-sale securities	2,671	(1,833)
Loss on disposal of property, plant and equipment	—	95
Changes in operating assets and liabilities:
Trade accounts receivable	(197)	(2,076)
Inventories	2,930	(508)
Prepaid expenses and other current assets	(1,629)	637
Other assets	53	(20)
Accounts payable	(376)	3,998
Accrued compensation and related taxes	650	(829)
Accrued warranty expense	157	739
Deferred revenue	1,138	88
Accrued other expenses and other current liabilities	(867)	990
Net cash provided by (used in) operating activities	5,288	(2,286)

Investing activities
Purchases of property, plant and equipment	(1,396)	(628)
Investment in securities	(3,741)	—
Proceeds from sale of available-for-sale securities	8,335	2,642
Net cash provided by investing activities	3,198	2,014

Financing activities
Dividends paid	(1,083)	(3,026)
Repurchase of common stock	(3,282)	(648)
Proceeds from issuance of common stock	—	183
Net cash used in financing activities	(4,365)	(3,491)

Net change in cash and cash equivalents	4,121	(3,763)
Cash and cash equivalents, beginning of year	7,147	10,910
Cash and cash equivalents, end of year	$11,268	$7,147

Supplemental disclosure
Cash paid for income taxes	$—	$—

Non-cash financing activity
Restricted stock units issued	$140	$—
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$—	$27

See notes to consolidated financial statements.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies

Description of Business

The primary business of BK Technologies, Inc. and its subsidiaries (collectively, the “Company”) is the designing, manufacturing and marketing of wireless communications equipment primarily consisting of two-way land mobile radios and related products, which are sold in two primary markets: (1) the government and public safety market, and (2) the business and industrial market. The Company has only one reportable business segment.

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

The allowance for slow-moving, excess, or obsolete inventory is used to state the Company’s inventories at the lower of cost and net realizable value. Because the amount of inventory that will actually be recouped through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing inventory levels, inventory is classified as having been used or unused during the past year. The Company then establishes an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

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

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
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

Depreciation and amortization are generally computed on the straight-line method using lives of 3 to 10 years for machinery and equipment and 5 to 8 years for leasehold improvements.

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2018 and 2017.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2018 and 2017 is adequate.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”), which replaces existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under accounting principles generally accepted in the United States of America (“GAAP”). The Company elected the modified retrospective method upon adoption, with no impact to the opening retained earnings or revenue reported. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate:

Step 1: Identify the contract with the customer;

Step 2: Identify the performance obligations in the contract;

Step 3: Determine the transaction price;

Step 4: Allocate the transaction price to the performance obligations; and

Step 5: Recognize revenue as the Company satisfies a performance obligation.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

ASC 606 provides that sales revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company generally satisfies performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. Some contracts include installation services, which are completed in a short period of time and the revenue is recognized when the installation is complete. Customary payment terms are granted to customers, based on credit evaluations. Currently, the Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event.

The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with GAAP. Surcharges collected on certain sales to government customers and remitted to governmental agencies are not included in revenues or in costs and expenses.

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets is more likely than not. In determining whether a tax asset is realizable, the Company considers, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results during 2018 and 2017 and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to adjust the valuation allowance related to its deferred tax assets in the future.

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

In connection with the Company’s initial analysis of the impact of the 2017 Tax Act, the Company recorded a discrete net tax expense of $665 in the year ended December 31, 2017 for the effect of the corporate rate reduction, which was finalized as of December 31, 2018. The net tax expense primarily relates to a reduction in the deferred tax assets of $1,524 and a reduction in the deferred tax liability related to unrealized gain on available-for-sale securities of $(859).

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2018 and 2017, accounts receivable from governmental customers were approximately $3,331 and $2,663, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers have been consistently within management’s expectations.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2018, the Company had cash and cash equivalents in excess of FDIC limits of $11,050.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 66.8% of the Company’s material, subassembly and product procurements in 2018 were sourced internationally, of which approximately 60.0% were sourced from two suppliers. For 2017, approximately 65.7% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 61.6% were sourced from three suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include accounts receivable allowances, inventory obsolescence allowance, warranty allowance, and income tax accruals. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, available-for-sale securities, investment in securities, accounts payable, accrued expenses and other liabilities. As of December 31, 2018 and 2017, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments. The Company uses observable market data or assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing the available-for-sale securities and investment in securities. There were no sales of available-for-sale securities or investment in securities, as a result of an other-than-temporary impairment of the available-for-sale securities. There were no transfers of available-for-sale securities or investments in securities between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

Available-For-Sale Securities

Investments reported on the December 31, 2017 balance sheet consisted of marketable equity securities of a publicly held company. As of December 31, 2017, the investment cost was $2,402. On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments,” which amended the guidance in GAAP regarding the classification and measurement of financial instruments. Changes to the prior guidance primarily affected the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Upon its adoption, the Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance was effective. On January 1, 2018, the Company recognized approximately $4,300 of net unrealized gain in its accumulated deficit balance. During the first quarter of 2018, the Company sold 1,317,503 shares of Iteris, Inc. (Nasdaq: ITI), which cost $2,402, for approximately $8,335 of proceeds and reported a loss on the sale of approximately $849.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017. Amounts billed to a customer, if any, for shipping and handling are reported as revenue.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2018 and 2017, such expenses totaled $597 and $424, respectively.

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2018 and 2017 are engineering, research and development costs of $7,768 and $5,000, respectively.

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

Restricted Stock Units

On September 6, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

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

The Company recorded non-cash restricted stock unit compensation expense of $153 and $76 for the years ended December 31, 2018 and 2017, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with GAAP.

Other Comprehensive Loss

Other comprehensive loss consists of net loss and unrealized gain on available-for-sale securities, net of taxes.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 on “Revenue from Contracts with Customers,” which provided for a single, principles-based model for revenue recognition and replaced the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year. The guidance became effective for annual and interim periods beginning on or after December 15, 2017, and replaced most existing revenue recognition guidance under GAAP when it became effective. This ASU required additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. It permitted the use of either a retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. Because the Company’s primary source of revenues is from shipments of products, the adoption of ASU 2014-09 did not have a material impact on its consolidated financial statements. See Note 1, under “Revenue Recognition,” for additional information.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amended the guidance in GAAP on the classification and measurement of financial instruments. Changes to the previous guidance primarily affected the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard became effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity was required to apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. On January 1, 2018, the Company adopted the new guidance and, consequently, the Company recognized approximately $4,300 of net unrealized gain in its accumulated deficit balance.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 will become effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company adopted the new guidance in the fourth quarter of 2018, with no material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on the consolidated financial statements under existing accounting guidance. Based on the Company’s evaluation of all of its contractual arrangements, the Company expects that the adoption of ASU 2016-02 will have a significant impact on the Company’s consolidated financial statements. After the adoption, the Company will first report the operating lease right-of-use assets and lease liabilities as of March 31, 2019 based on our lease portfolio as of that date.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for all filings made on or after November 5, 2018. Given the effective date and the proximity to most filers’ quarterly reports, the SEC is not objecting to filers deferring the presentation of interim changes in stockholders’ equity in their Forms 10-Q until the quarter that begins after the date of adoption, November 5, 2018. The Company intends to present interim changes in stockholders’ equity beginning with its quarterly report on Form 10-Q for the first quarter of 2019.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

2.
Inventories, net

Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:

	December 31,
	2018	2017

Finished goods	$2,004	$2,825
Work in process	5,750	7,111
Raw materials	3,712	4,422
	$11,466	$14,358

Changes in the allowance for obsolete and slow-moving inventory are as follows:

	Years Ended December 31,
	2018	2017

Balance, beginning of year	$789	$1,607
Charged to cost of sales	(38)	149
Disposal of inventory	(122)	(967)
Balance, end of year	$629	$789

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

For the years ended December 31, 2018 and 2017, the Company wrote off obsolete inventory that had been fully allowed for previously, which had no material impact to the Company’s consolidated balance sheets or consolidated statements of operations.

3.
Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2018	2017
Balance, beginning of year	$50	$50
Provision for doubtful accounts	—	—
Uncollectible accounts written off	—	—
Balance, end of year	$50	$50

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

4.
Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2018	2017
Leasehold improvements	$542	$422
Machinery and equipment	10,224	8,970
Less accumulated depreciation and amortization	(8,037)	(7,191)
Property, plant and equipment, net	$2,729	$2,201

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2018 and 2017 was approximately $868 and $808, respectively.

5.
Debt

The Company’s $1,000 credit facility with Silicon Valley Bank matured on December 26, 2018, and the Company elected to not renew it. The Loan and Security Agreement governing the revolving credit facility contained customary borrowing terms and conditions, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Pursuant to the Loan and Security Agreement, the Company was permitted to pay cash dividends, the total of which was not to exceed $5,000 in the aggregate during any twelve-month period, so long as an event of default did not exist at the time of such dividend and would not exist after giving effect to such dividend. The variable rate at which borrowings under the credit facility were to bear interest was The Wall Street Journal prime rate plus 25 basis points.

The financial maintenance covenants, which were required to be maintained at all times and tested quarterly (or, for the “adjusted quick ratio” covenant, monthly, if any obligations are outstanding), included: (1) a ratio of “quick assets” to the sum of “current liabilities” plus outstanding borrowings to Silicon Valley Bank to the extent not included in “current liabilities” minus the current portion of “deferred revenue” (all as defined in the Loan and Security Agreement) of at least 1.25:1.00 and (2) maximum “total leverage” (as defined in the Loan and Security Agreement) of no greater total consolidated “indebtedness” than 3 times “adjusted EBITDA” (all as defined in the Loan and Security Agreement). The Company’s obligations were collateralized by substantially all of the Company’s assets, principally accounts receivable and inventory.

The Company was in compliance with all covenants under the Loan and Security Agreement when it matured on December 26, 2018. The Company had no borrowings outstanding under the credit facility at the time it matured, and the Company elected not to renew it.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities.

As of December 31, 2018, the Company indirectly held approximately $217 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $1,919, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. As of December 31, 2018, the Company recognized an unrealized loss on the investment of approximately $1,822.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of December 31, 2018, the Company and the affiliates of Fundamental Global Investors, LLC, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 2,714,362 shares of PIH’s common stock, representing approximately 45.3% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, Co-Chairman of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as a director of Ballantyne Strong. Messrs. Cerminara and Johnson also serve as Chairman and Co-Chairman, respectively, of the Board of Directors of PIH.

7.
Leases

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $490 and $472 in 2018 and 2017, respectively. The Company also leases 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, under a non-cancellable operating lease, to accommodate a portion of the Company’s engineering team. The lease has the expiration date of December 31, 2019. Rental, maintenance and tax expenses for this facility were approximately $108 in 2018 and 2017.

The following table summarizes future minimum rental payments under these leases as of December 31, 2018:

2019	$619
2020	543
2021	575
Thereafter	564
$2,301

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes

The income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2018	2017
Current:
Federal	$(110)	$(11)
State	10	10
	(100)	(1)
Deferred:
Federal	(280)	(1,780)
State	103	(43)
Impact of rate change	—	665
	(177)	(1,158)
	$(277)	$(1,159)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2018	2017

Statutory U.S. income tax rate	(21.00)%	(34.00)%
State taxes, net of federal benefit	1.75%	(1.37)%
Non-deductible items	3.52%	0.52%
Change in valuation allowance	(13.53)%	(0.25)%
Change in net operating loss carryforwards and tax credits	(33.48)%	(3.27)%
Other	4.02%	0.25%
Effective income tax rate	(58.72)%	(38.12)%

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Operating loss carryforwards	$313	$1,874
R&D Tax Credit	1,394	1,478
AMT Tax Credit	179	352
Section 263A costs	252	315
R&D costs	224	335
Amortization	24	24
Unrealized loss	422	—

Asset reserves:
Bad debts	12	12
Inventory allowance	146	182

Accrued expenses:
Non-qualified stock options	112	86
Compensation	140	165
Warranty	764	465
Deferred tax assets	3,982	5,288

Less state valuation allowance	—	(64)
Total deferred tax assets	3,982	5,224

Deferred tax liabilities:
Depreciation	(487)	(338)
Total deferred tax liabilities	(487)	(338)

Net deferred tax assets (before unrealized gain)	3,495	4,886

Deferred tax liability: unrealized gain	—	(1,569)
Net deferred tax assets	$3,495	$3,317

As of December 31, 2018, the Company had a net deferred tax asset of approximately $3,982 offset by deferred tax liabilities of $487 derived from accelerated tax depreciation. This asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development costs, deferred revenue and unrealized loss on investment. The NOLs total approximately $7,200 for state purposes, with expirations starting in 2019 for state purposes.

During 2017, the Company generated $4,693, adjusted to final tax return, of its federal NOLs and, during 2018, the Company generated no additional NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2018, 2017, and 2016. GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes (Continued)

Management’s analysis of all available evidence, both positive and negative, provides support that the Company has the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Management estimated that, as of December 31, 2018, a valuation allowance related to the Florida NOLs was no longer needed due to expected 2018 usage.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record a valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2018. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The 2018 federal and state NOL and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the year ended December 31, 2018, the Company is expecting a refund of a portion of the alternative minimum tax credits of approximately $110 (net). The alternative minimum tax legislation was repealed by the 2017 Tax Act.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2019, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2018, and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended December 31, 2018 and 2017, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2015, 2016, and 2017 are still open to IRS examination under the statute of limitations. The last IRS examination on the Company’s 2007 calendar year was closed with no change.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9.
Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2018	2017
Numerator:
Net loss from continuing operations numerator for basic and diluted earnings per share	$(195)	$(3,626)
Denominator:
Denominator for basic loss per share weighted average shares	13,463,826	13,624,649
Effect of dilutive securities:
Stock options	—	—
Denominator for diluted loss per share weighted average shares	13,463,826	13,624,649
Basic loss per share	$(0.01)	$(0.27)
Diluted loss per share	$(0.01)	$(0.27)

Approximately 460,500 stock options and 24,066 restricted stock units for the year ended December 31, 2018 and 354,500 stock options and 21,201 restricted stock units for the year ended December 31, 2017, were excluded from the calculation because they were anti-dilutive.

10.
Share-Based Employee Compensation

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $95 and $55 of share-based employee compensation expense during the years ended December 31, 2018 and 2017, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2018 and 2017 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. In 2018, the Company paid dividends on January 16, for a dividend declared in 2017, April 16, July 16 and October 15. In 2018, the Company’s Board of Directors also declared a quarterly dividend that was paid on January 16, 2019. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2018	FY 2017
Expected Volatility	51.9%	53.6%
Expected Dividends	2.0%	5.0%
Expected Term (in years)	6.5	3.0-6.5
Risk-Free Rate	2.76%	2.10%
Estimated Forfeitures	0.0%	0.0%

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

10.
Share-Based Employee Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2018, and changes during the year ended December 31, 2018, are presented below:

	Stock	Wgt. Avg. Exercise Price ($)	Wgt. Avg. Remaining Contractual	Wgt Avg. Grant Date Fair Value ($)	Aggregate Intrinsic
As of January 1, 2018	Options	Per Share	Life (Years)	Per Share	Value ($)
Outstanding	354,500	4.46	—	1.79	—
Vested	113,000	3.75	—	2.23	—
Nonvested	241,500	4.80	—	1.58	—

Period activity
Issued	130,000	3.72	—	1.62	—
Exercised	—	—	—	—	—
Forfeited	24,000	5.10	—	1.37	—
Expired	—	—	—	—	—

As of December 31, 2018
Outstanding	460,500	4.22	7.08	1.76	43,860
Vested	156,900	4.03	3.87	2.05	39,860
Nonvested	303,600	4.32	8.73	1.61	4,000

Outstanding:

Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
1.89	3.75	156,000	3.47	8.41
3.83	5.10	304,500	4.60	6.39
		460,500	4.22	7.08

Exercisable:

Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($) Per Share

1.89	3.75	26,000	2.22
3.83	5.10	130,900	4.39
		156,900	4.03

The weighted-average grant-date fair value per option granted during the years ended December 31, 2018 and 2017 was $1.61 and $1.58, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was approximately $0 and $107, respectively.

In connection with the restricted stock units granted to non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued, utilizing the most current information available to the Company at the date of the consolidated financial statements. The Company estimates the fair value of the restricted stock unit awards based upon the market price of the underlying common stock on the date of grant.

As of December 31, 2018, there was approximately $703 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over four years.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11.
Significant Customers

Sales to the U.S. Government represented approximately 40% and 38% of the Company’s total sales for the years ended December 31, 2018 and 2017, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

12.
Retirement Plan

The Company sponsors a participant contributory retirement (401(k)) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2018 and 2017, total contributions made by the Company were $144 and $136, respectively.

13.
Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $16 and $136 for the years ended December 31, 2018 and 2017, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $11,887 as of December 31, 2018.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2018, the plan had a stop-loss provision insuring losses beyond $80 per employee per year and an aggregate stop-loss of $1,525. As of December 31, 2018 and 2017, the Company recorded an accrual for estimated claims in the amount of approximately $165 and $113, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2018 and 2017.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year product warranties during the years ended December 31, 2018 and 2017 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2018	$1,389	$1,329	$(1,172)	$1,546
2017	$650	$1,945	$(1,206)	$1,389

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

13.
Commitments and Contingencies (Continued)

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

On March 28, 2017, The Sales Group, Inc. (“TSG”) filed a lawsuit in the U.S. District Court for the Central District of California against the Company. TSG was a sales representative of the Company that the Company terminated in March 2017. TSG asserted claims against the Company for alleged breach of oral contract, violation of the California and Arizona sales representative statutes, and an accounting of alleged unpaid sales commissions. TSG’s complaint sought damages in the amount of $6,090 for alleged unpaid past and future sales commissions. On April 3, 2017, counsel for TSG sent the Company a letter outlining additional alleged grounds for recovery against the Company and offering to settle the litigation in exchange for the continued payment of sales commissions to TSG for a negotiated period, a buyout of TSG’s alleged rights for a negotiated sum or reinstatement of TSG for a period of at least 2.5 years, with commission rates equal to those in effect at the time of TSG’s termination. The matter was mediated on November 14, 2017, during which the parties agreed to a settlement. On December 19, 2017, the Company entered into a settlement agreement with TSG, pursuant to which TSG agreed to dismiss with prejudice its lawsuit filed against the Company. Pursuant to the settlement agreement, the Company agreed to pay an amount of $900 to TSG on or before December 31, 2017. The Company also agreed to pay to TSG commissions, at the rates in effect since February 7, 2013, on all orders for the Company’s products received and accepted by the Company from the states of Arizona, California, Nevada and Hawaii from January 1, 2018 through December 31, 2018, other than for (i) sales of the Company’s products to federal government agencies and offices, (ii) sales of the Company’s products to other end-users, except state and local government agencies and offices, and (iii) sales of parts or service, including warranty service. In addition, if at any time on or before December 31, 2018, the Company had completed a change-in-control transaction, then the Company would have paid to TSG an amount equal to $2,000, less the amount of commissions paid by the Company with respect to 2018, as described above. The settlement agreement settled all claims raised by TSG in its lawsuit against the Company. In December 2017, the Company recorded an estimated commission amount of approximately $536. For the year ended December 31, 2018, the Company paid $823 in commissions to TSG. Accordingly, the Company recorded $287 of additional commission as an expense in 2018. As of December 31, 2018, the Company has fulfilled its obligations under the settlement agreement and the matter is closed.

There were no other pending material claims or legal matters as of December 31, 2018.

BK TECHNOLOGIES, INC.
YEARS ENDED DECEMBER 31, 2018 AND 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

14.
Capital Program

In May 2016, the Company implemented a capital return program that included a stock repurchase program and a quarterly dividend.  Under the program, the Company’s Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In June 2017, the Board of Directors approved an increase in the Company’s capital return program, authorizing the repurchase of 500,000 shares of the Company’s common stock in addition to the 500,000 shares originally authorized, for a total repurchase authorization of 1 million shares, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program has no termination date.

Pursuant to the capital return program, during 2017, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.09 per share on March 17, and $0.02 per share on June 14, September 18 and December 6. The dividends were payable to stockholders of record as of March 31, 2017, June 30, 2017, October 2, 2017 and January 2, 2018, respectively. These dividends were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 16, 2018.

Pursuant to the capital return program, during 2018, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.02 per share on March 14, June 4, September 6 and December 7. The dividends were payable to stockholders of record as of April 2, 2018, July 2, 2018, October 1, 2018 and January 2, 2019, respectively. These dividends were paid on April 16, 2018, July 16, 2018, October 15, 2018 and January 16, 2019.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, and concluded that our internal control over financial reporting was effective as of December 31, 2018. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We reviewed our internal controls to ensure that we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our consolidated financial statements to facilitate their adoption. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The following table sets forth the current directors of the Company’s Board of Directors, the year each director was first elected as a director, each director’s age and the positions currently held by each director with the Company. Each director is entitled to serve until the 2019 annual meeting of stockholders of the Company and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal.

Name and Year First Elected	Age*	Position
D. Kyle Cerminara (2015)(1)(2)	41	Chairman of the Board
Lewis M. Johnson (2016)(2)	49	Co-Chairman of the Board
Michael R. Dill (2017)(1)(3)	53	Director
Charles T. Lanktree (2017)(1)	69	Director
E. Gray Payne (2017)(1)(2)(3)	71	Director
John W. Struble (2017)(3)	42	Director
Ryan R.K. Turner (2017)(1)	40	Director
_____________

* As of February 27, 2019.

(1)
Member of the compensation committee.

(2)
Member of the nominating and governance committee.

(3)
Member of the audit committee.

D. Kyle Cerminara was appointed to the Board of Directors in July 2015 and as Chairman in March 2017. Mr. Cerminara is the Chief Executive Officer and Chairman of the Board for Ballantyne Strong, Inc., a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. Mr. Cerminara assumed responsibilities as Chairman of the Board of Ballantyne Strong in May 2015 and as Chief Executive Officer in November 2015. Since April 2012, Mr. Cerminara has also served as the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, Mr. Cerminara is Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC, which position he has held since December 2012. Mr. Cerminara also serves as President and Trustee of StrongVest ETF Trust and Chief Executive Officer of StrongVest Global Advisors, LLC. StrongVest Global Advisors, LLC, a wholly-owned subsidiary of Ballantyne Strong, is an investment advisor, and CWA Asset Management Group, LLC is a sub-advisor, to CWA Income ETF, an exchange-traded fund and series of StrongVest ETF Trust. Mr. Cerminara is a member of the Board of Directors of a number of publicly-held companies focused in the insurance, technology and communications sectors, including Ballantyne Strong, Inc. (NYSE American: BTN) since February 2015, 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance, since December 2016, and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly-traded investment firm, since June 2016. He was appointed Chairman of 1347 Property Insurance Holdings, Inc. in May 2018 and Chairman of Itasca Capital, Ltd. in June 2018. He also served on the Board of Directors of Iteris, Inc. (Nasdaq: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017, and Magnetek, Inc., a publicly-traded manufacturer, in 2015. He also serves on the Board of Directors of Blueharbor Bank. Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001.

Mr. Cerminara received an MBA from the Darden School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies, and operational experience as the Chief Executive Officer of a publicly-traded company. He also brings the perspective of one of the Company’s most significant stockholders.

Lewis M. Johnson was elected to the Board of Directors in May 2016 and appointed as Co-Chairman in June 2018. Since April 2012, Mr. Johnson has served as the President, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, since April 2012, Mr. Johnson has served as Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC. Prior to co-founding Fundamental Global Investors, LLC and partnering with Capital Wealth Advisors, Mr. Johnson was a private investor from 2010 to 2012. From 2008 to 2010, Mr. Johnson served as Portfolio Manager and Managing Director at Louis Dreyfus Highbridge Energy. Previously, Mr. Johnson was a Senior Vice President, Portfolio Manager and Analyst at Pequot Capital from 2006 to 2007. Prior to joining Pequot Capital, Mr. Johnson was a Vice President and Analyst at T. Rowe Price from 2000 to 2006. Mr. Johnson worked as an Analyst at Capital Research and Management in 1999 and as a Vice President at AYSA from 1992 to 1998. Mr. Johnson received an MBA from the Wharton School of Business at the University of Pennsylvania in addition to a M.A. in Political Science and a B.A. in International Studies from Emory University, where he graduated Magna Cum Laude and was a member of Phi Beta Kappa. Mr. Johnson is a member of the Board of Directors of a number of publicly-held companies, including Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets, since May 2016; 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance, since April 2017; and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly-traded investment firm, since June 2018. Mr. Johnson was also appointed Co-Chairman of 1347 Property Insurance Holdings, Inc. in May 2018. Mr. Johnson brings to the Board the perspective of one of the Company’s most significant stockholders. He has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Michael R. Dill was appointed to the Board of Directors in March 2017. Mr. Dill has served as Vice President and General Manager of GKW Aerospace Engine Systems North America, a designer and manufacturer of aerospace engine components, since April 2017. Mr. Dill previously served as President of the Aerospace, Power Generation and General Industrial divisions at AFGlobal Corporation, a privately-held, integrated technology and manufacturing company, from August 2014 to April 2017. Prior to joining AFGlobal, Mr. Dill held various positions in the Aerospace and Defense division of CIRCOR International, a publicly-traded global manufacturer of highly engineered environment products (NYSE: CIR), including serving as Group Vice President from 2009 to 2014, Vice President of Business Development and Strategy from 2010 to 2011 and Director of Continuous Improvement from 2009 to 2011. From 2007 to 2009, he served as a Business Unit Director and Facility Leader within the aerospace group of Parker Hannifin Corporation (NYSE: PH), a publicly-traded diversified manufacturer of motion and control technologies and systems. Before joining Parker Hannifin Corporation, he held various positions with Shaw Aero Devices, Inc., a producer of aerospace components and equipment, from 1996 to 2007, and Milliken and Company, a manufacturing company, from 1988 to 1996. Mr. Dill received a B.S. in Management from the Georgia Institute of Technology.  Mr. Dill brings over 20 years of extensive leadership and operational experience to the Board, including experience in developing and implementing strategic plans.

Charles T. Lanktree was appointed to the Board of Directors in March 2017. Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs, since 2012. Since 1997, Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree currently serves on the Board of Directors of Eggland’s Best, Inc. and several of its affiliates and on the Board of Directors of Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. From 2010 to 2013, he served on the Board of Directors of Eurofresh Foods, Inc., a privately-held company, and from 2004 to 2013, he was on the Board of Directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company and BeechNut Foods Corporation. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s College. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977. Mr. Lanktree brings extensive operational and leadership experience, wireless communications industry experience and public company experience to the Board, including experience as a Chief Executive Officer.

E. Gray Payne was appointed to the Board of Directors in January 2017. General Payne served as Senior Vice President of The Columbia Group (“TCG”), from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013), with combined annual revenue of approximately $30 million. TCG is a federal consulting firm working with the Department of Defense, Department of Homeland Security, NOAA and private clients. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Since December 2011, General Payne has also provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the Board of Directors of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance (since May 2018), and currently serves on the following non-profit boards: The Marine Corps Association & Foundation (since 2004), where he serves as Chairman of the Board of The Marine Corps Association, VetCV (since December 2017), and National Wildlife Refuge Association (since June 2018). He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. General Payne brings extensive strategic, operational and leadership experience and valuable insight into the military sector, having over 40 years of military operational and strategic expertise.

John W. Struble was appointed to the Board of Directors in March 2017. Mr. Struble has served as Chief Financial Officer of IntraPac International, a specialty packaging manufacturing company owned by private equity investment firm Onex Corporation (TSE: ONEX), since December 2013, where he is responsible for the finance, information technology and human resources functions. From May 2012 to December 2013, he served as Corporate Controller and Treasurer of IntraPac. From May 2010 to May 2012, he served as Corporate Controller (Operations) of Euramax International, Inc., where he was responsible for the accounting and finance functions for the North American operations. Euramax is a public company that produces aluminum, steel, vinyl and fiberglass products for OEM, distributors, contractors, and home centers in North America and Europe. Prior to that, he was Controller of Rock-Tenn Company, from December 2008 to February 2010. Mr. Struble is a Certified Public Accountant. He received an MBA from the University of Georgia and a B.S. in Business Administration from the State University of New York at Buffalo. Mr. Struble provides extensive experience in the accounting/finance field to the Board and qualifies as an “audit committee financial expert” under the SEC’s rules.

Ryan R.K. Turner was appointed to the Board of Directors in March 2017. Mr. Turner has served as Vice President of Strategic Investments for Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets, since 2016. Mr. Turner also serves as President of StrongVest Global Advisors, LLC, a wholly-owned subsidiary of Ballantyne Strong, since 2016. He previously served as Director of Business Development for Ballantyne Strong, Inc. from 2015 to 2016. From 2012 to 2015, Mr. Turner served as Director of Research and Research Analyst for Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and, together with Ballantyne Strong, is the largest stockholder of the Company. Prior to joining Fundamental Global Investors, LLC, Mr. Turner worked as an Associate Analyst at T. Rowe Price from 2006 to 2012, and as an Associate in the Product Services & Development Department at AST Trust Company from 2002 to 2006. Mr. Turner received an MBA from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Business Administration from the University of Arizona. Mr. Turner holds the Chartered Financial Analyst (CFA) designation. Mr. Turner brings extensive experience in investment analysis and capital allocation for a publicly-traded company to the Board, as well as business development experience.

There are no family relationships between any of the Company’s directors or executive officers.

CORPORATE GOVERNANCE

The Board of Directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. The Board of Directors, which is elected by the stockholders, is the Company’s ultimate decision-making body, except with respect to those matters reserved to the Company’s stockholders. The Board selects the senior management team, which is charged with the conduct of the Company’s business. Having selected the senior management team, the Board of Directors acts as an advisor and counselor to senior management and ultimately monitors its performance.

Board Leadership and the Board’s Role in Risk Oversight

The Company has a separate Chairman and Co-Chairman of the Board and Principal Executive Officer. The Board of Directors believes this board leadership structure is best for the Company and its stockholders at this time. The Chairman of the Board is D. Kyle Cerminara and the Co-Chairman of the Board is Lewis M. Johnson, both independent directors, and the Company’s current Principal Executive Officer is the Company’s President, Timothy A. Vitou.

The Board believes it is in the Company’s best interest to have a separate Chairman and Co-Chairman of the Board and Principal Executive Officer so that the Principal Executive Officer can devote his time and energy on the day-to-day management of the business, while the Company’s Chairman and Co-Chairman, currently Messrs. Cerminara and Johnson, respectively, can each focus on providing advice and independent oversight of management. Because the Company’s Chairman and Co-Chairman are appointed annually by the Company’s non-management directors, such directors are able to evaluate the leadership, performance and independence of the Chairman and Co-Chairman each year.

The Board of Directors, through its three standing committees, has an advisory role in the Company’s risk management process. In particular, the Board is responsible for monitoring and assessing strategic and operational risk exposure. The Company’s management team maintains primary responsibility for the Company’s risk management, and the Board and its committees rely on the representations of management, the external audit of the Company’s financial and operating results, the Company’s systems of internal controls and the Company’s historically conservative practices when assessing the Company’s risks. The audit committee considers and discusses financial risk exposures and the steps management has taken to monitor and control these exposures, and also provides oversight of the performance of the internal audit function. The nominating and governance committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective board members and their qualifications. The compensation committee, in conjunction with the audit committee, assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. Each committee must report findings regarding material risk exposures to the Board as quickly as possible. The Board believes that its role in risk oversight does not affect the Board’s leadership structure.

Like all businesses, the Company also faces threats to its cybersecurity, as the Company is reliant upon information systems and the Internet to conduct its business activities. In light of the pervasive and increasing threat from cyberattacks, the Board and the audit committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks. The audit committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the audit committee or the full Board regularly on their assessment of the Company’s cybersecurity program and risks.

Director Nomination Process

In accordance with the nominating and governance committee’s written charter, the nominating and governance committee has established policies and procedures for the nomination of director candidates to the Board of Directors. The committee determines the required selection criteria and qualifications of director candidates based upon the Company’s needs at the time director candidates are considered. Minimum qualifications for director candidates are set forth in the committee’s “Policy Regarding Minimum Qualifications of Director Candidates” and include threshold criteria, such as integrity, absence of conflicts of interest that would materially impair a director’s ability to exercise independent judgment or otherwise discharge the fiduciary duties owed as a director to the Company and its stockholders, ability to represent fairly and equally all stockholders, demonstrated achievement in one or more fields of business, professional, governmental, communal, scientific or educational endeavors, sound judgment, as a result of management or policy-making experience, that demonstrates an ability to function effectively in an oversight role, general appreciation regarding major issues facing public companies of a size and operational scope similar to the Company, and adequate time to serve. As noted in the policy, the committee, as one of its considerations, considers the extent to which the membership of the candidate on the Board will promote diversity among the directors, and seeks to promote through the nominations process an appropriate diversity on the Board of professional background, experience, expertise, perspective, age, gender, ethnicity and country of citizenship. The committee also considers the overall composition of the Board and its committees, compliance with the NYSE American listing standards, and the contributions that a candidate can be expected to make to the collective functioning of the Board based upon the totality of the candidate’s credentials, experience and expertise, the composition of the Board at the time, and other relevant circumstances.

The Company is of the view that the continuing service of qualified incumbent directors promotes stability and continuity in the function of the Board of Directors, contributing to the Board’s ability to work as a collective body, while giving the Company the benefit of the familiarity and insight into its affairs that the Company’s directors have accumulated during their tenure.

The nominating and governance committee has adopted procedures consistent with the practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board, whom the committee believes continue to make important contributions to the Board and who consent to continue their service on the Board. These procedures are set forth in the committee’s “Procedures for Identifying and Evaluating Director Candidates” policy. When evaluating the qualifications and performance of the incumbent directors that desire to continue their service on the Board, the committee will (i) consider whether the director continues to satisfy the minimum qualifications for director candidates adopted by the committee, (ii) review the assessments of the performance of the director during the preceding term made by the committee, and (iii) determine whether there exist any special, countervailing considerations against re-nomination of the director. When there is no qualified and available incumbent, the committee will also solicit recommendations for nominees from persons that the committee believes are likely to be familiar with qualified candidates. These persons may include members of the Board of Directors and management of the Company. The committee may also determine to engage a professional search firm to assist in identifying candidates. As to each recommended candidate that the committee believes merits consideration, the committee will consider, among other things, whether the candidate possesses any of the specific qualities or skills that under the committee’s policies must be possessed by one or more members of the Board, the contribution that the candidate can be expected to make to the overall functioning of the Board and the extent to which the membership of the candidate on the Board will promote diversity among the directors.

The nominating and governance committee has adopted a policy with regard to the consideration of director candidates submitted by stockholders. This policy is set forth in the committee’s “Policy Regarding Director Candidate Recommendations Submitted by Stockholders.” The committee will only consider director candidates submitted by stockholders who satisfy the minimum qualifications prescribed by the committee, including that a director must represent the interests of all stockholders and not serve for the purpose of favoring or advancing the interests of any particular stockholder group or other constituency.

In accordance with this policy, the nominating and governance committee will consider director candidates recommended by stockholders only where the committee has determined to not re-nominate an incumbent director. In addition, the committee will not consider any recommendation by a stockholder or an affiliated group of stockholders unless such stockholder or group of stockholders has owned at least five percent (5%) of the Company’s common stock for at least one year as of the date the recommendation is made. As previously disclosed, any eligible stockholder (or affiliated group of stockholders) who desired to recommend a director candidate for consideration by the nominating and governance committee for the 2019 annual meeting of stockholders was required to do so prior to December 21, 2018. Any such eligible stockholder (or affiliated group of stockholders) is required to submit complete information about itself and the recommended director candidate as specified in the committee’s “Procedures for Stockholders Submitting Director Candidate Recommendations” policy and as set forth in the advance notice provisions in the Company’s amended and restated bylaws. Such information must include, among other things, (i) the number of common shares beneficially owned by the recommending stockholder and the length of time such shares have been held, (ii) the name, age and experience of the director candidate, (iii) whether the director candidate owns any of the Company’s securities, (iv) whether the director candidate has a direct or indirect material interest in any transaction in which the Company is a participant, (v) a description of all relationships between the director candidate and the recommending stockholder, and (vi) a statement setting forth the director candidate’s qualifications. Submissions should be addressed to the nominating and governance committee care of the Corporate Secretary at the Company’s principal headquarters, 7100 Technology Drive, West Melbourne, Florida 32904. Submissions must be made by mail, courier or personal delivery. E-mail submissions will not be considered.

Copies of the policies of the nominating and corporate governance committee are available on the Company’s website at www.bktechnologies.com/investor-relations.

Stockholder Communications

The Board of Directors believes that it is important for the Company’s stockholders and other interested parties to have a process to send communications to the Board. Accordingly, stockholders and other interested parties desiring to send a communication to the Board of Directors or to a specific director may do so by delivering a letter to the Corporate Secretary of the Company at 7100 Technology Drive, West Melbourne, Florida 32904. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder-director communication” (or “interested party-board communication” or “interested party-director communication,” as appropriate). All such letters must identify the author as the stockholder or interested party and clearly state whether the intended recipients of the letter are all members of the Board of Directors or certain specified individual directors. The secretary will open such communications and make copies, and then circulate them to the appropriate director or directors and such other individuals in accordance with the Company’s corporate governance policies.

Hedging and Pledging Policy

The Company’s insider trading policy prohibits the Company’s officers, other employees and directors from hedging or pledging the Company’s shares.

Meetings and Committees of the Board of Directors

The Board of Directors held six meetings during 2018, and each of the directors attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors held during the period for which he was a director and the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he was a member of that committee.

The Board of Directors has a standing audit committee, compensation committee and nominating and governance committee.

Audit Committee

The members of the audit committee are John W. Struble, who serves as chairperson, Michael R. Dill and E. Gray Payne. The audit committee has a written charter, which is available at the Company’s website at www.bktechnologies.com/investor-relations. The audit committee charter requires that the audit committee consist of two or more members of the Board of Directors, each of whom are independent, as defined by the corporate governance listing standards of the NYSE American.

The Board of Directors has determined that each member of the audit committee is independent, as defined by Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the corporate governance listing standards of the NYSE American. The Board of Directors also has determined that Mr. Struble is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

The audit committee has oversight responsibility for the quality and integrity of the Company’s consolidated financial statements and is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm. The committee meets privately with members of the Company’s independent registered public accounting firm, which has unrestricted access and reports directly to the committee, and annually reviews their performance and independence from management in deciding whether to continue to retain the accounting firm or engage a different accounting firm. The audit committee also evaluates the lead partner designated by the independent auditor. As required by the SEC’s rules, the committee is directly involved in the review and selection of the audit partners serving on the auditor’s engagement team during mandated five-year partner rotations. The audit committee also oversees audit fee negotiations associated with the Company’s retention of the independent auditor and has the sole authority to approve such fees. The audit committee met eight times during 2018. The primary functions of the audit committee are to oversee: (i) the audit of the Company’s consolidated financial statements provided to the SEC and the Company’s stockholders; (ii) the Company’s internal financial and accounting processes; and (iii) the independent audit process. Additionally, the audit committee has responsibilities and authority necessary to comply with Rules 10A-3(b)(2), (3), (4), and (5) of the Exchange Act, concerning the responsibilities relating to: (a) registered public accounting firms, (b) complaints relating to accounting, internal accounting controls or auditing matters, (c) authority to engage advisors, and (d) funding. These and other aspects of the audit committee’s authority are more particularly described in the audit committee charter.

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by the Company’s independent registered public accounting firm, Moore Stephens Lovelace, P.A. The policy requires that all services to be provided by Moore Stephens Lovelace, P.A., including audit services and permitted audit-related and non-audit services, must be pre-approved by the audit committee. The audit committee approved all audit services provided by Moore Stephens Lovelace, P.A. to the Company during 2018. Moore Stephens Lovelace, P.A. did not provide any audit-related or non-audit services to the Company during 2018.

Compensation Committee

The members of the compensation committee are E. Gray Payne, who serves as chairperson (since June 2018), D. Kyle Cerminara, Michael R. Dill, Charles T. Lanktree and Ryan R.K. Turner. All members of the compensation committee are independent under the corporate governance listing standards of the NYSE American and applicable SEC rules and regulations. The compensation committee has a written charter, which is available at the Company’s website at www.bktechnologies.com/investor-relations. The functions performed by the compensation committee include reviewing and approving all compensation arrangements for the Company’s executive officers and administering the Company’s equity incentive plans and programs. The compensation committee makes all final compensation decisions for the named executive officers (as identified in the “Summary Compensation Table for 2017-2018” appearing under “Item 11. Executive Compensation” below, the “Named Executive Officers”), including equity grants. The compensation committee reviews the performance of the Named Executive Officers, including the principal executive officer. The Company’s principal executive officer annually reviews the performance of each of the Named Executive Officers and other officers, and makes recommendations regarding the Named Executive Officers and other officers and managers of the Company to the compensation committee for its consideration and approval. The compensation committee can exercise its discretion in modifying any of the principal executive officer’s recommendations. In performing its functions, the compensation committee may retain and terminate outside counsel, compensation and benefits consultants or other experts. During 2018, the compensation committee met seven times.

Nominating and Governance Committee

The members of the nominating and governance committee are Lewis M. Johnson, who serves as chairperson (since June 2018), D. Kyle Cerminara and E. Gray Payne. All members of the nominating and governance committee are independent under the corporate governance listing standards of the NYSE American. The nominating and governance committee has a written charter, which is available at the Company’s website at www.bktechnologies.com/investor-relations. During 2018, the nominating and governance committee met three times.

The functions of the nominating and governance committee include determining and recommending to the Board of Directors the slate of director nominees for election to the Board of Directors at each annual stockholders’ meeting and identifying and recommending director candidates to fill vacancies occurring between annual stockholders’ meetings. In addition, the nominating and governance committee reviews, evaluates and recommends changes to the Company’s corporate governance policies, including the Company’s Code of Conduct and Code of Ethics, and monitors the Company’s compliance with these corporate policies.

Policy Concerning Director Attendance at Annual Stockholders’ Meetings

While the Company encourages all members of the Board of Directors to attend the Company’s annual stockholders’ meetings, there is no formal policy as to their attendance at annual stockholders’ meetings. Messrs. Dill, Johnson, Lanktree and Payne attended the 2018 annual stockholders’ meeting.

EXECUTIVE OFFICERS

The following table presents information with respect to the current executive officers of the Company.

Name	Age*	Position
Timothy A. Vitou	62	President
William P. Kelly	62	Executive Vice President, Chief Financial Officer and Secretary
Henry R. (Randy) Willis	60	Chief Operating Officer
James R. Holthaus	56	Chief Technology Officer

*As of February 27, 2019

Timothy A. Vitou has been the Company’s President since January 17, 2017. He previously served as the Company’s Senior Vice President of Sales and Marketing since May 2008. Prior to that, he served as Vice President of Sales for Mobility Electronics, Inc., from August 2006 to May 2007, Senior Director of Global Go-To-Market, for Motorola Solutions, Inc., from April 2002 to April 2006, and General Manager, Americas Region, for Motorola Solutions, from April 2000 to April 2002.

 William P. Kelly has been the Company’s Executive Vice President and Chief Financial Officer since July 1997, and Secretary since June 2000. From October 1995 to June 1997, he was Vice President and Chief Financial Officer of the Company’s subsidiary, RELM Communications, Inc. From January 1993 to October 1995, he was the Financial Director of Harris Corp. Semiconductor Sector.

Randy Willis has been the Company’s Chief Operating Officer since March 14, 2018. He previously served as the Company’s Vice President of Operations since August 2017, overseeing all aspects of manufacturing and quality. Prior to joining the Company, he held leadership positions in manufacturing, operations, quality, supply chain, industrial engineering and program management, including founding and serving as President of Target Velocity Consulting, Inc., a “Lean/Six Sigma” firm specializing in operational improvements, from December 2009 to August 2017 and Vice President, Continuous Improvement, for CIRCOR International, Inc. (NYSE: CIR), from August 2007 to December 2009. He also served in leadership positions for Parker-Hannifin Corporation (NYSE: PH) from January 2005 to August 2007 and Honeywell International Inc. (NYSE: HON) from June 1998 to January 2005. Mr. Willis holds certifications as a Lean Master and Six Sigma Black Belt and B.S. and M.S. degrees in Industrial Technology from East Carolina University.

James R. Holthaus was appointed as the Company’s Chief Technology Officer effective August 4, 2017. He joined the Company in 2007 and most recently served as the Vice President – Project 25 Solutions, responsible for product definition and market analysis, with a focus on development of our P-25 mobile and portable radio products. Since 1993, Mr. Holthaus has been active in the development of land mobile radio products and the P-25 Digital Radio Standards. He holds an M.S. Degree in Electrical Engineering from Southern Methodist University.

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Company’s common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

Based solely on a review of the copies of such reports and representations that no other reports were required, the Company believes that all Section 16 filing requirements applicable to the Company’s directors, executive officers and ten percent (10%) beneficial owners were timely complied with during fiscal 2018, except as follows: as previously disclosed, Mr. Payne’s Form 4 reporting a purchase of shares of the Company’s common stock, filed on February 12, 2018, was inadvertently filed late, and Mr. Dill’s Form 4 reporting a grant of restricted stock units, filed on September 11, 2018, was inadvertently filed late.

Code of Ethics

The Board of Directors has adopted the Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Code of Ethics for the CEO and Senior Financial Officers (the “Code of Ethics”) containing additional specific policies. The Code of Conduct and the Code of Ethics are posted on the Company’s Internet website at www.bktechnologies.com/investor-relations and are available free of charge, upon request to Corporate Secretary, 7100 Technology Drive, West Melbourne, Florida 32904; telephone number: (321) 984-1414.

Any amendment to, or waiver from, a provision of the codes of ethics applicable to the Company’s directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver, unless the rules of the NYSE American then permit website posting of such amendments and waivers, in which case the Company would post such disclosures on the Company’s Internet website.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE FOR 2017-2018

The following table provides certain summary information concerning the compensation of the Company’s Named Executive Officers for the last two completed fiscal years ended December 31, 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy A. Vitou(1)	2018	250,000	125,000	—	49,110	—	24,816(7)	448,926
President	2017	247,461	50,000	—	54,295	—	14,878(7)	366,634

William P. Kelly	2018	200,000	100,000	—	32,740	—	34,266(8)	367,006
Executive Vice President, Chief Financial Officer and Secretary	2017	201,283(12)	25,000	—	54,295	—	14,705(8)	295,283

Randy Willis(2)	2018	200,000	100,000	—	32,740	—	5,501(9)(10)	338,241
Chief Operating Officer

James R. Holthaus(3)	2018	202,301	100,000	—	32,740	—	13,252(11)	348,293
Chief Technology Officer	2017	144,326	132,556(5)	—	56,790	—	11,638(11)	345,310
_____________

(1)
Mr. Vitou was appointed as President of the Company effective January 17, 2017. Mr. Vitou’s compensation for 2017 includes compensation received from January 1, 2017 through January 17, 2017 in his role as Senior Vice President of Sales and Marketing of the Company.

(2)
Mr. Willis was appointed as Chief Operating Officer of the Company on March 14, 2018, having previously served as Vice President of Operations since August 2017. Mr. Willis was not a Named Executive Officer for fiscal 2017. Mr. Willis’ compensation for 2018 includes compensation received from January 1, 2018 through March 14, 2018 in his role as Vice President of Operations.

(3)
Mr. Holthaus was appointed as Chief Technology Officer of the Company effective August 4, 2017. Mr. Holthaus’ compensation for 2017 includes compensation received from January 1, 2017 through August 4, 2017 in his role as Vice President – Project 25 Solutions for the Company.

(4)
On January 23, 2019, the compensation committee approved payment of cash bonuses of $125,000 to Mr. Vitou, $100,000 to Mr. Kelly, $100,000 to Mr. Willis and $100,000 to Mr. Holthaus based upon their 2018 performance. On March 14, 2018, the compensation committee approved payment of cash bonuses of $50,000 to Mr. Vitou, $25,000 to Mr. Kelly, $25,000 to Mr. Willis and $12,500 to Mr. Holthaus based upon their 2017 performance. The bonus paid to Mr. Willis is not shown in the table above as he was not a Named Executive Officer for fiscal 2017.

(5)
Includes the $12,500 cash bonus received by Mr. Holthaus on March 14, 2018 (as described in footnote 4) and the cash bonus received pursuant to a sales bonus plan related to Mr. Holthaus’ previous position as Vice President – Project 25 Solutions for the Company. On August 30, 2017, the compensation committee approved Mr. Holthaus’ continued participation in the plan through the end of fiscal 2017.

(6)
The amounts in this column represent the aggregate grant date fair value of stock options granted to the Named Executive Officer computed in accordance with FASB ASC Topic 718. The value ultimately realized by the Named Executive Officer upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value. For a discussion of valuation assumptions, see Note 10 (Share-Based Employee Compensation) of the consolidated financial statements included in this Annual Report on Form 10-K for fiscal 2018.

On March 14, 2018, the committee granted non-qualified stock options to Messrs. Vitou, Kelly, Willis and Holthaus to purchase 30,000, 20,000, 20,000 and 20,000 shares, respectively, of the Company’s common stock, at an exercise price of $3.75 per share. On August 30, 2017, the committee granted non-qualified stock options to Messrs. Vitou, Kelly, Willis and Holthaus to purchase 10,000, 10,000, 25,000 and 25,000 shares, respectively, of the Company’s common stock, at an exercise price of $4.20 per share. In addition, on March 17, 2017, the committee granted non-qualified stock options to Messrs. Vitou, Kelly and Holthaus to purchase 25,000, 25,000 and 5,000 shares, respectively, of the Company’s common stock, at an exercise price of $5.10 per share. The stock options granted to Mr. Willis in 2017 are not shown in the table above as he was not a Named Executive Officer for fiscal 2017. Additional information about the stock option awards can be found below under “—Stock Option Awards.”

(7)
The amounts in this column for Mr. Vitou represent the Company’s matching contributions for fiscal 2018 and fiscal 2017 of $6,308 and $6,276, respectively, to Mr. Vitou’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2018 and fiscal 2017 of $8,893 and $8,602, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Vitou; and the Company’s payment for fiscal 2018 of $9,615 for accrued unused vacation time.

(8)
The amounts in this column for Mr. Kelly represent the Company’s matching contributions for fiscal 2018 and fiscal 2017 of $6,142 and $6,142, respectively, to Mr. Kelly’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2018 and fiscal 2017 of $8,894 and $8,563, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Kelly; and the Company’s payment for fiscal 2018 of $19,230 for accrued unused vacation time.

(9)
The amount in this column for Mr. Willis includes the Company’s payment for fiscal 2018 of $5,501 for long-term disability, life and health insurance premiums for the benefit of Mr. Willis.

(10)
Does not include a one-time cash payment of $30,000 paid by the Company to Mr. Willis after fiscal 2018 to offset potential losses incurred by Mr. Willis in connection with the sale of his house located in Charlotte, North Carolina. Mr. Willis relocated from Charlotte, North Carolina, to Brevard County, Florida, in order to be closer to the Company’s principal executive offices. The payment was made pursuant to a retention agreement entered into between the Company and Mr. Willis. See “—Appointment of Chief Operating Officer—Retention Agreement” below for more information about this agreement. In 2017, the Company also paid moving expenses of $10,972 in connection of Mr. Willis’ relocation, which amount is not shown in the table above, as Mr. Willis was not a Named Executive Officer for fiscal 2017.

(11)
The amounts in this column for Mr. Holthaus represent the Company’s matching contributions for fiscal 2018 and fiscal 2017 of $4,460 and $3,336, respectively, to Mr. Holthaus’ account under the Company’s 401(k) plan and the Company’s payments for fiscal 2018 and 2017 of $8,792 and $8,302, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Holthaus.

Except as disclosed above, Messrs. Vitou, Kelly, Willis and Holthaus did not receive any other compensation during 2018 or 2017, except for perquisites and other personal benefits, of which the total aggregate value for each of them did not exceed $10,000.

(12)
Includes a payment of $7,692 for accrued unused vacation time in fiscal 2017.

Appointment of Chief Operating Officer

On March 14, 2018, the Board of Directors appointed Mr. Willis as Chief Operating Officer of the Company effective immediately. Mr. Willis previously served as Vice President of Operations of the Company since August 2017. As Chief Operating Officer, Mr. Willis receives an annual base salary of $200,000. In addition, the compensation committee approved for Mr. Willis a $25,000 cash bonus for 2017 and granted to Mr. Willis non-qualified stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $3.75 per share under the Company’s 2017 Incentive Compensation Plan. The options have a ten-year term and will become exercisable in five equal annual installments, beginning on the first anniversary of the grant date. Mr. Willis was not a Named Executive Officer for fiscal 2017.

For his service as Vice President of Operations from August 2017 to March 2018, Mr. Willis received payments equal to $80,770 in 2017 and an additional $46,154 in 2018, and a grant of non-qualified stock options to purchase 25,000 shares of the Company’s common stock, at an exercise price of $4.20 per share, on August 30, 2017. The options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date.

Prior to Mr. Willis joining the Company in August 2017, the Company engaged Target Velocity Consulting, Inc., of which Mr. Willis is President, to provide operational consulting services to the Company in 2017 for total fees of $59,616.

Retention Agreement

On December 18, 2018, the compensation committee approved a retention agreement by and between the Company and Mr. Willis in connection with Mr. Willis’s relocation from Charlotte, North Carolina, to Brevard County, Florida, in order to be near the Company’s principal executive offices. The agreement provides for a one-time cash payment of $30,000 from the Company to Mr. Willis to offset potential losses incurred by Mr. Willis in connection with the sale of his house located in Charlotte, North Carolina, which the Company paid to Mr. Willis in January 2019. Previously, in 2017, the Company paid $10,972 to Mr. Willis as assistance with his moving expenses.

Pursuant to the retention agreement, if Mr. Willis’s employment with the Company is terminated by Mr. Willis either voluntarily (other than for “good reason”) or by the Company for “cause” during (i) the period beginning the date of the retention agreement and ending on the second anniversary of his employment date (August 1, 2017), the entire relocation allowance ($30,000) provided under the agreement will be immediately repayable to the Company, (ii) the period beginning on the day following the second anniversary of his employment date and ending on the third anniversary of his employment date, two-thirds of the relocation allowance ($20,000) will be immediately repayable to the Company, and (iii) the period beginning on the fourth anniversary of his employment date, one-third of the relocation allowance ($10,000) will be immediately repayable to the Company. Any such amounts that are repayable to the Company may also be deducted from any amounts otherwise payable to Mr. Willis by the Company upon his termination. For purposes of the retention agreement, “cause” and “good reason” have the meanings set forth in the Company’s 2017 Incentive Compensation Plan.

Compensation Consultant

In 2018, the compensation committee engaged Pay Governance LLC as an independent compensation consultant to assist the committee with the review and design of the Company’s executive compensation program, including providing the committee with pay data regarding the direct compensation program for the Company’s President, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer. In connection with the committee’s engagement of the consultant, the committee solicited information from Pay Governance LLC regarding any actual or perceived conflicts of interest and to evaluate the firm’s independence. Based on the information received from the consultant, the compensation committee believes that the work Pay Governance LLC performed in 2018 did not raise a conflict of interest and that they were independent.

Base Salaries

On March 14, 2018, the compensation committee approved base salaries for 2018 of $250,000, $200,000, $200,000 and $200,000 to Messrs. Vitou, Kelly, Willis and Holthaus, respectively. Mr. Willis was appointed as Chief Operating Officer of the Company effective March 14, 2018.

On March 17, 2017, the compensation committee approved base salaries for 2017 of $250,000 and $200,000 to Messrs. Vitou and Kelly, respectively.

Effective August 4, 2017, Mr. Holthaus was appointed as Chief Technology Officer of the Company. On August 30, 2017, the compensation committee approved an increase in Mr. Holthaus’s base salary to a rate of $175,000 per year, effective as of September 1, 2017. In addition, the committee approved Mr. Holthaus’s continued participation in a sales bonus plan related to his previous position as Vice President – Project 25 Solutions of the Company through the end of fiscal 2017 pursuant to which he received $120,056.

Bonus Payments

2018 Discretionary Cash Bonuses

On January 23, 2019, based on management’s recommendations and the Named Executive Officers’ 2018 performance, the compensation committee approved the payment of cash bonuses of $125,000 to Mr. Vitou and $100,000 to each of Messrs. Kelly, Willis and Holthaus.

2017 Discretionary Cash Bonuses

On March 14, 2018, based on management’s recommendations and the Named Executive Officers’ 2017 performance, the compensation committee approved the payment of cash bonuses of $50,000 to Mr. Vitou, $25,000 to Mr. Kelly, $25,000 to Mr. Willis and $12,500 to Mr. Holthaus.

Stock Option Awards

2018 Awards

On March 14, 2018, the compensation committee granted non-qualified stock options to Messrs. Vitou, Kelly, Willis and Holthaus to purchase 30,000, 20,000, 20,000 and 20,000 shares, respectively, of the Company’s common stock, at an exercise price of $3.75 per share. The stock options have ten-year terms and become exercisable in five equal annual installments, beginning on the first anniversary of the grant date.

 2017 Awards

On March 17, 2017, the compensation committee granted non-qualified stock options to Messrs. Vitou, Kelly and Holthaus to purchase 25,000, 25,000 and 5,000 shares, respectively, of the Company’s common stock, at an exercise price of $5.10 per share. The stock options have ten-year terms and become exercisable in five equal annual installments, beginning on the first anniversary of the grant date.

On August 30, 2017, the compensation committee granted non-qualified stock options to Messrs. Vitou, Kelly, Willis and Holthaus to purchase 10,000, 10,000, 25,000 and 25,000 shares, respectively, of the Company’s common stock, at an exercise price of $4.20 per share. The stock options have ten-year terms and become exercisable in five equal annual installments, beginning on the first anniversary of the grant date.

2017 Incentive Compensation Plan

The Company’s stockholders approved the 2017 Incentive Compensation Plan (the “2017 Plan”) at the Company’s 2017 annual meeting of stockholders held on June 15, 2017. The 2017 Plan replaced the Company’s 2007 Incentive Compensation Plan, which had been approved by the stockholders in 2007 (the “2007 Plan”). No new awards will be granted under the 2007 Plan.

The objective of the 2017 Plan is to provide incentives to attract and retain key employees, non-employee directors and consultants and align their interests with those of the Company’s stockholders. The 2017 Plan is administered by the compensation committee and has a term of ten years. All non-employee directors of the Company and employees and consultants of the Company and its subsidiaries designated by the committee are eligible to participate in the 2017 Plan and to receive awards, including stock options (which may be incentive stock options or non-qualified stock options), stock appreciation rights, restricted shares, restricted share units, or other share-based awards and cash-based awards.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

The following table provides information with respect to outstanding stock option awards for the Company’s shares of common stock classified as exercisable and unexercisable as of December 31, 2018 for the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(7)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Timothy A. Vitou	15,000(1)	—	4.07	3/04/20
	5,000(2)	—	2.23	3/12/23
	5,000(3)	20,000	5.10	3/17/27
	2,000(4)	8,000	4.20	8/30/27
	—(5)	30,000	3.75	3/14/28

William P. Kelly	25,000(1)	—	4.07	3/04/20
	15,000(2)	—	2.23	3/12/23
	4,000(6)	6,000	3.83	2/24/26
	5,000(3)	20,000	5.10	3/17/27
	2,000(4)	8,000	4.20	8/30/27
	—(5)	20,000	3.75	3/14/28

Randy Willis	5,000(4)	20,000	4.20	8/30/27
	—(5)	20,000	3.75	3/14/28

James R. Holthaus	1,000(3)	4,000	5.10	3/17/27
	5,000(4)	20,000	4.20	8/30/27
	—(5)	20,000	3.75	3/14/28

(1)
The options were granted on March 4, 2010 and are fully vested and exercisable.

(2)
The options were granted on March 12, 2013 and are fully vested and exercisable.

(3)
The options were granted on March 17, 2017 and vest in five equal annual installments, beginning on March 17, 2018.

(4)
The options were granted on August 30, 2017 and vest in five equal annual installments, beginning on August 30, 2018.

(5)
The options were granted on March 14, 2018 and vest in five equal annual installments, beginning on March 14, 2019.

(6)
The options were granted on February 24, 2016 and vest in five equal annual installments, beginning on February 24, 2017.

(7)
None of the Named Executive Officers exercised any options during fiscal 2018.

RETIREMENT BENEFITS FOR 2018

The Company does not have a defined benefit plan for the Named Executive Officers or other employees. The only retirement plan available to the Named Executive Officers in 2018 was the Company’s qualified 401(k) retirement plan, which is available to all employees.

POTENTIAL PAYMENTS UPON TERMINATION IN CONNECTION WITH A CHANGE OF CONTROL

 2016 Change of Control Agreements

Effective as of February 24, 2016, the Company entered into change of control agreements (the “2016 Change of Control Agreements”) with Messrs. Vitou and Kelly, which were approved by the compensation committee on that same day. The 2016 Change of Control Agreements replaced and terminated the 2012 Change of Control Agreements that the Company previously entered into with Messrs. Vitou and Kelly, which expired on February 29, 2016, and are substantially similar to the 2012 Change of Control Agreements. The Company has not entered into any change of control agreements with Messrs. Willis or Holthaus.

Each of the 2016 Change of Control Agreements has a term of four years, unless a “change of control” (as defined in the agreements) of the Company occurs within such four-year period, in which case each agreement is automatically extended for twelve months after the date of such change of control. Pursuant to the 2016 Change of Control Agreements, if the applicable Named Executive Officer’s employment is terminated within twelve months following a change in control (i) by the Company for any reason other than for “cause” (as defined in the agreements), disability or death or (ii) by such Named Executive Officer for “good reason” (as defined in the agreements), the applicable Named Executive Officer will receive certain payments and benefits. A Named Executive Officer is not entitled to any payments and benefits if the Named Executive Officer terminates the Named Executive Officer’s employment without good reason.

The payments and benefits to be paid pursuant to the 2016 Change of Control Agreements are as follows:

●
Mr. Vitou will receive (i) a cash payment equal to the sum of (x) 50% of his then-current base salary and (y) the average of his annual cash bonuses for the two fiscal years preceding the fiscal year in which termination occurs, (ii) health, life and disability insurance benefits for himself and, if applicable, his covered dependents for a period of six months after the date of termination, and (iii) outplacement services for a period of six months following the date of termination, provided that the costs of such services to the Company may not exceed $7,500.

●
Mr. Kelly will receive (i) a cash payment equal to the sum of (x) 75% of his then-current base salary and (y) the average of his annual cash bonuses for the two fiscal years preceding the fiscal year in which termination occurs, (ii) health, life and disability insurance benefits for himself and, if applicable, his covered dependents for a period of nine months after the date of termination, and (iii) outplacement services for a period of nine months following the date of termination, provided that the costs of such services to the Company may not exceed $11,250.

Under the 2016 Change of Control Agreements, a change of control will have occurred if:

●
individuals who, as of February 24, 2016, constitute the Board of Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to that date whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be considered as though such individual was a member of the Incumbent Board; or

●
the approval by the stockholders of the Company of a reorganization, merger, consolidation or other form of corporate transaction or series of transactions (but not including an underwritten public offering of the Company’s common stock or other voting securities (or securities convertible into voting securities of the Company) for the Company’s own account registered under the Securities Act of 1933, as amended ), in each case, with respect to which stockholders of the Company immediately prior to such reorganization, merger, consolidation or other corporate transaction do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated entity’s then outstanding voting securities, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company (unless such reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned or terminated prior to being consummated); or

●
the acquisition by any person, entity or “group,” within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, of more than fifty percent (50%) of either the then outstanding shares of the Company’s common stock or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors (hereinafter referred to as a “Controlling Interest”) excluding any acquisitions by (x) the Company or any of its subsidiaries, (y) any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries, or (z) any person, entity or “group” that as of February 24, 2016 owns beneficially (within the meaning of Rule 13d-3 promulgated under the Exchange Act) a Controlling Interest.

Each of the 2016 Change of Control Agreements contains term and post-termination confidentiality, non-solicitation and non-competition covenants. The post-termination, non-solicitation and non-competition covenants survive six months for Mr. Vitou and nine months for Mr. Kelly, while the post-term confidentiality covenants survive indefinitely for each of them.

The Company does not have any employment agreements or severance agreements with any of its Named Executive Officers. In addition to the 2016 Change of Control Agreements, the Company’s equity plans and award agreements entered into with its Named Executive Officers include change in control provisions.

2017 Incentive Compensation Plan – Change in Control Provisions

The Company’s 2017 Incentive Compensation Plan (the “2017 Plan”) generally provides for “double-trigger” vesting of equity awards in connection with a change in control of the Company, as described below.

To the extent that outstanding awards granted under the 2017 Plan are assumed in connection with a change in control, then, except as otherwise provided in the applicable award agreement or in another written agreement with the participant, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period, with performance-based awards being converted to service-based awards at the “target” level. Vesting and exercisability (as applicable) of awards that are assumed in connection with a change in control generally would be accelerated in full on a “double-trigger” basis, if, within two years after the change in control, the participant’s employment is involuntarily terminated without cause, or by the participant for “good reason.” Any stock options or stock appreciation rights (SARs) that become vested on a “double-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

To the extent outstanding awards granted under the 2017 Plan are not assumed in connection with a change in control, then such awards generally would become vested in full on a “single-trigger” basis, effective immediately prior to the change in control, with performance-based awards becoming vested at the “target” level. Any stock options or SARs that become vested on a “single-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

The compensation committee has the discretion to determine whether or not any outstanding awards granted under the 2017 Plan will be assumed by the resulting entity in connection with a change in control, and the committee has the authority to make appropriate adjustments in connection with the assumption of any awards. The committee also has the right to cancel any outstanding awards in connection with a change in control, in exchange for a payment in cash or other property (including shares of the resulting entity) in an amount equal to the excess of the fair market value of the shares subject to the award over any exercise price related to the award, including the right to cancel any “underwater” stock options and SARs without payment therefor.

For purposes of the 2017 Plan, subject to exceptions set forth in the 2017 Plan, a “change in control” generally includes (a) the acquisition of more than 50% of the Company’s common stock; (b) the incumbent board of directors ceasing to constitute a majority of the board of directors; (c) a reorganization, merger, consolidation or similar transaction, or a sale of substantially all of the Company’s assets; and (d) the complete liquidation or dissolution of the Company. The full definition of “change in control” is set forth in the 2017 Plan.

Whether a participant’s employment has been terminated for “cause” will be determined by the compensation committee. Unless otherwise provided in the applicable award agreement or in an another written agreement with the participant, “cause,” as a reason for termination of a participant’s employment generally includes (a) the participant’s failure to perform, in a reasonable manner, his or her assigned duties; (b) the participant’s violation or breach of his or her employment agreement, consulting agreement or other similar agreement; (c) the participant’s violation or breach of any non-competition, non-solicitation, non-disclosure and/or other similar agreement; (d) any act of dishonesty or bad faith by the participant with respect to the Company or a subsidiary; (e) the participant’s breach of fiduciary duties owed to the Company; (f) the use of alcohol, drugs or other similar substances in a manner that adversely affects the participant’s work performance; or (g) the participant’s commission of any act, misdemeanor, or crime reflecting unfavorably upon the participant or the Company or any subsidiary.

For purposes of the 2017 Plan, unless otherwise provided in the applicable award agreement or in an another written agreement with the participant, “good reason” generally includes (a) the assignment to the participant of any duties that are inconsistent in any material respect with his or her duties or responsibilities as previously assigned by the Company or a subsidiary, or any other action by the Company or a subsidiary that results in a material diminution of the participant’s duties or responsibilities, other than any action that is remedied by the Company or a subsidiary promptly after receipt of notice from the participant; or (b) any material failure by the Company or a subsidiary to comply with its obligations to the participant as agreed upon, other than an isolated, insubstantial and inadvertent failure which is remedied by the Company or subsidiary promptly after receipt of notice from the participant.

Except as described above with respect to a change in control, unexercisable stock options generally become forfeited upon termination of employment. The stock options that are exercisable at the time of termination of employment expire (a) twelve months after the termination of employment by reason of death, or disability or (b) three months after the termination of employment for other reasons. With respect to unvested restricted shares and restricted stock units, unless otherwise provided in the applicable award agreement, the compensation committee, in its sole discretion, may provide for the full or partial acceleration of vesting of the restricted shares or restricted share units, as applicable, in connection with the termination of the grantee’s employment for any reason prior to a vesting date, including, but not limited to, termination of employment as a result of the grantee’s death or disability. Unless action is otherwise taken by the compensation committee, any restricted shares or restricted share units that have not yet vested will be forfeited automatically in the event of the termination of the grantee’s employment for any reason prior to a vesting date.

The Company’s Named Executive Officers, other employees and directors are prohibited from hedging or pledging the Company’s securities. Awards granted under the 2017 Plan also may be subject to forfeiture or recoupment, as provided pursuant to any compensation recovery (or “clawback”) policy that the Company may adopt or maintain from time to time.

2007 Incentive Compensation Plan – Change in Control Provisions

The Company’s 2007 Incentive Compensation Plan (the “2007 Plan”), under which some equity awards remain outstanding, also contains provisions providing for the vesting of equity awards in connection with a change in control of the Company, as described below.

To the extent that outstanding awards granted under the 2007 Plan are assumed in connection with a change in control, then, except as otherwise provided in the applicable award agreement, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period.

To the extent outstanding awards granted under the 2007 Plan are not assumed in connection with a change in control, then such awards generally would become vested in full on a “single-trigger” basis in connection with the change in control. With respect to any outstanding performance-based awards subject to achievement of performance goals and conditions, the compensation committee may, in its discretion, deem such performance goals and conditions as having been met as of the date of the change in control. Any stock options or SARs that become vested on a “single-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

The compensation committee has the discretion to determine whether or not any outstanding awards granted under the 2007 Plan will be assumed by the resulting entity in connection with a change in control, and the committee has the authority to make appropriate adjustments in connection with the assumption of any awards. The committee also has the right to cancel any outstanding awards in connection with a change in control, in exchange for a payment in cash or other property (including shares of the resulting entity) in an amount equal to the excess of the fair market value of the shares subject to the award over any exercise price related to the award, including the right to cancel any “underwater” stock options and SARs without payment therefor.

For purposes of the 2007 Plan, subject to exceptions set forth in the 2007 Plan, a “change in control” generally includes: (a) the acquisition of more than 50% of the Company’s common stock; (b) the incumbent Board of Directors ceasing to constitute a majority of the Board of Directors; (c) a reorganization, merger, consolidation or similar transaction, or a sale of substantially all of the Company’s assets; and (d) the complete liquidation or dissolution of the Company. The full definition of “change in control” is set forth in the 2007 Plan.

DIRECTOR COMPENSATION

Director Compensation Program

On September 6, 2018, the Board, upon the recommendation of the compensation committee, adopted a new director compensation program for all non-employee directors, effective as of September 1, 2018. The program was adopted to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company.

Under the new program, each non-employee director receives an annual retainer fee of $50,000, payable in quarterly cash installments. Each non-employee director also receives an annual grant of restricted stock units with a value of $40,000 pursuant to the 2017 Incentive Compensation Plan. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock. The restricted stock units vest in five equal annual installments, beginning with the first anniversary of the grant date, subject to the recipient’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units will vest in full as of the director’s last date of service as a director of the Company.

Following the adoption of the new director compensation program, which provides for an annual grant of restricted stock units with a value of $40,000, on September 6, 2018 the compensation committee granted 5,063 restricted stock units with a value of $20,000 to each of the non-employee directors. The restricted stock units were granted to the non-employee directors in light of the grant of 5,479 restricted stock units with a value of $20,000 granted to each non-employee director on June 4, 2018 after the 2018 annual stockholders’ meeting.

In addition, the new director compensation program provides for an additional annual cash retainer of $3,000, payable in quarterly cash installments, for each Board committee served on, or an additional annual cash retainer of $10,000, payable in quarterly cash installments, per committee for service as committee chairman. The Chairman and Co-Chairman of the Board also each receive an additional annual cash retainer of $75,000, payable in quarterly cash installments. All non-employee directors are entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board and any committee thereof on which they serve. If a non-employee director does not serve on the Board or a Board committee, or as Chairman or Co-Chairman of the Board, or as a Board committee chairman, for the full year, the Board and any applicable Board committee, Board Chairman and Board Co-Chairman, as applicable, and any Board committee chairman retainers are prorated for the portion of the year served. If a non-employee director joins the Board after the grant of restricted stock units for that year, the non-employee director’s grant of restricted stock units will be prorated for the portion of the year to be served.

The Company’s 2017 Incentive Compensation Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

Prior to September 1, 2018, the Company paid to its non-employee directors an annual retainer fee of $50,000, of which $30,000 was payable in quarterly cash payments of $7,500, and $20,000 was payable in the form of an annual grant of restricted stock units pursuant to the 2017 Incentive Compensation Plan. The restricted stock units were granted at the Board meeting coinciding with the Company’s annual stockholders’ meeting and each restricted stock unit represented a contingent right to receive one share of the Company’s common stock. The restricted stock units vest in full 12 months after the grant date, subject to the recipient’s continued service as a director of the Company through such date. The previous program also provided for an additional $3,000 payable in cash each year for each Board committee served on, or an additional $10,000 payable in cash each year per committee for service as committee chairman. The Chairman of the Board also received an additional $10,000 annual retainer fee payable in cash. All non-employee directors were entitled to reimbursement of reasonable expenses incurred by them in connection with their attendance at meetings of the Board and any committee thereof on which they served or otherwise in furtherance of the Company’s business. If a non-employee director did not serve on the Board or a Board committee or as Chairman of the Board or a Board committee chairman for the full year, the Board and any applicable Board committee or chairman retainers were prorated for the portion of the year served.

The following table shows the compensation paid to the Company’s non-employee directors for fiscal 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Total ($)
D. Kyle Cerminara(3)	90,750	40,000	—	130,750
Michael R. Dill(3)	46,000	40,000	—	86,000
Lewis M. Johnson(1)(3)(4)	87,000	40,000	—	127,000
Charles T. Lanktree(3)(4)	43,000	40,000	—	83,000
General E. Gray Payne(3)	54,250	40,000	—	94,250
John W. Struble(3)	50,000	40,000	—	90,000
Ryan R.K. Turner(3)	43,000	40,000	—	83,000

(1)
Mr. Johnson was appointed Co-Chairman of the Board on June 4, 2018.

(2)
Stock awards represent the aggregate grant date fair value of 5,479 restricted stock units, or RSUs, granted on June 4, 2018 after the 2018 annual stockholders’ meeting to each non-employee director who was elected as a director at the meeting and the aggregate grant date fair value of 5,063 RSUs granted on September 6, 2018 to each of the non-employee directors. The Company granted the additional RSUs on September 6, 2018 following the adoption of the Company’s new director compensation program, effective as of September 1, 2018, which provides for an annual grant of RSUs with a total value of $40,000 (RSUs with a value of $20,000 were granted to the non-employee directors on September 6, 2018, in light of grants of RSUs with a value of $20,000 made to the non-employee directors on June 4, 2018).

The RSUs were granted pursuant to the 2017 Incentive Compensation Plan and represent a portion of the compensation payable to the Company’s non-employee directors, as described above under “Director Compensation Program.” Each RSU represents a contingent right to receive one share of the Company’s common stock. The 5,479 RSUs granted on June 4, 2018 vest in full 12 months after the grant date and the 5,063 RSUs granted on September 6, 2018 vest in full in five equal annual installments, beginning on the first anniversary of the grant date, in each case subject to the director’s continued service as a director of the Company through such date, provided that, solely with respect to the RSUs granted on September 6, 2018, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs shall vest in full as of the director’s last date of service as a director of the Company. In addition, the 2017 Incentive Compensation Plan and the RSU award agreements grant the compensation committee the discretion to accelerate vesting of the RSUs upon the occurrence of a “change in control” (as defined under the plan) or in connection with the termination of the director’s service for any reason prior to the vesting date. The amounts shown represent the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718 “Compensation-Stock Compensation” (“FASB ASC Topic 718”). For a discussion of valuation assumptions, see Note 10 (Share-Based Employee Compensation) of the consolidated financial statements included in this Annual Report on Form 10-K for fiscal 2018.

(3)
The aggregate number of option and stock awards outstanding (including exercised and unexercised stock options and unvested RSUs) as of December 31, 2018 for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
D. Kyle Cerminara	10,000 (all exercisable)	10,542 RSUs
Michael R. Dill	—	10,542 RSUs
Lewis M. Johnson	5,000 (all exercisable)	10,542 RSUs
Charles T. Lanktree	—	10,542 RSUs
General E. Gray Payne	5,000 (all exercisable)	10,542 RSUs
John W. Struble	—	10,542 RSUs
Ryan R.K. Turner	—	10,542 RSUs

Of the 10,542 RSUs outstanding for each director listed above as of December 31, 2018, 5,479 RSUs (granted on June 4, 2018) vest in full on June 4, 2019 and 5,063 RSUs (granted on September 6, 2018) vest in full in five equal annual installments, beginning on September 6, 2019, the first anniversary of the grant date, in each case subject to the director’s continued service as a director of the Company through such date, provided that, solely with respect to the RSUs granted on September 6, 2018, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units will vest in full as of the director’s last date of service as a director of the Company. See footnote 2 above for more information.

(4)
Amount includes fees ($33,750 for Mr. Johnson and $13,250 for Mr. Lanktree) earned for Board and committee service in the fourth quarter of fiscal 2018 that were paid in January 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of the Company’s common stock as of February 19, 2019, by the following individuals or groups:

●
each person who is known by the Company to own beneficially more than 5% of the Company’s common stock;

●
each of the Company’s directors;

●
each of the Company’s named executive officers identified in the “Summary Compensation Table For 2017-2018” appearing in this Annual Report on Form 10-K; and

●
all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of the Company’s common stock that are subject to stock options that are presently exercisable or exercisable within 60 days of February 19, 2019 are deemed to be outstanding and beneficially owned by the person holding the stock options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Unless indicated otherwise below, the address of the Company’s directors and executive officers is c/o BK Technologies, Inc., 7100 Technology Drive, West Melbourne, Florida 32904. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of February 19, 2019, the Company had outstanding 12,754,294 shares of common stock.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Beneficial Owners of More Than 5% of Common Stock:
Fundamental Global Investors, LLC	4,865,888(1)	38.2%
D. Kyle Cerminara, Chairman of the Board	4,881,367(1)(2)(6)(9)	38.2%
Lewis M. Johnson, Co-Chairman of the Board	4,876,367(1)(3)(6)(9)	38.2%
Benchmark Capital Advisors	1,526,473(4)	12.0%
Donald F.U. Goebert	1,264,508(5)	9.9%

Directors and Named Executive Officers (not otherwise included above):
Timothy A. Vitou, President	70,500(6)(9)	*
William P. Kelly, Executive Vice President and Chief Financial Officer	88,827(6)(7)(9)	*
Randy Willis, Chief Operating Officer	9,000(6)(9)	*
James R. Holthaus, Chief Technology Officer	11,000(6)(9)	*
Michael R. Dill, Director	5,479(9)	*
Charles T. Lanktree, Director	13,395(8)(9)	*
E. Gray Payne, Director	20,479(6)(9)	*
John W. Struble, Director	5,479(9)	*
Ryan R.K. Turner, Director	5,831(9)	*

All current directors and executive officers as a group (11 persons)	5,121,836(9)	39.7%

*Less than 1%

(1)
The amount shown and the following information is derived from a Schedule 13D/A filed by Fundamental Global Investors, LLC (“Fundamental Global”) and its affiliates on September 14, 2018. Fundamental Global is deemed to beneficially own the shares disclosed as directly owned by certain of its affiliates. According to the Schedule 13D/A, CWA Asset Management Group, LLC (“CWA”) reports ownership of 1,840,514 shares, or 14.4% of outstanding shares, which are held in its customer accounts and are included in the number of shares listed in the table above (including 817,131 shares held by CWA for accounts owned by Joseph Moglia, an affiliate of Fundamental Global). CWA has the dispositive power over the shares held in its customer accounts while CWA’s customers retain the voting power over their shares. CWA’s business address is 9130 Galleria Court, Third Floor, Naples, Florida 34109. In addition, D. Kyle Cerminara and Lewis M. Johnson, the Chairman and Co-Chairman of the Company, respectively, and affiliates of Fundamental Global, hold an additional 25,958 shares of common stock, which increases the total number of shares beneficially owned by Fundamental Global to 4,891,846, or 38.3% of outstanding shares. Fundamental Global has shared voting power with respect to 3,025,374 of the shares listed in the table above and dispositive power with respect to all 4,865,888 shares. Fundamental Global’s business address is 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209.

(2)
Mr. Cerminara is the Chief Executive Officer, Co-Founder and Partner of Fundamental Global and Co-Chief Investment Officer of CWA. Due to his positions with Fundamental Global, Mr. Cerminara is deemed to beneficially own the 4,865,888 shares disclosed as directly owned by certain affiliates of Fundamental Global. Mr. Cerminara expressly disclaims beneficial ownership of these shares. The business addresses for Mr. Cerminara are c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; c/o Ballantyne Strong, Inc., 11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska 68154; and 131 Plantation Ridge Drive, Suite 100, Mooresville, North Carolina 28117.

 (3)
Mr. Johnson is the President, Co-Founder and Partner of Fundamental Global and serves as Co-Chief Investment Officer of CWA. Accordingly, Mr. Johnson is deemed to beneficially own the 4,865,888 shares disclosed as directly held by affiliates of Fundamental Global. Mr. Johnson expressly disclaims beneficial ownership of these shares. The business addresses for Mr. Johnson are c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; and c/o CWA Asset Management Group, LLC, 9130 Galleria Court, Third Floor, Naples, Florida 34109.

(4)
The amount shown and the following information is derived from a Schedule 13G/A filed by Benchmark Capital Advisors (“Benchmark”) on April 27, 2018. According to the Schedule 13G/A, Benchmark beneficially owns 1,526,473 shares, and has sole voting and dispositive power with respect 933,924 of these shares and shared voting and dispositive power with respect to 592,549 of these shares. Benchmark’s business address is 14 Wall Street, Suite 2087, New York, New York 10005.

(5)
The amount shown is based on Mr. Goebert’s Form 4 filed on December 30, 2016, plus 6,225 shares acquired upon option exercises since the filing of the Form 4, and reflects the repurchase by the Company on December 12, 2018 of 200,000 shares of common stock held by Mr. Goebert. Mr. Goebert’s primary address is 3382 Harbor Road S., Tequesta, Florida 33469.

(6)
Share ownership of the following persons includes options to purchase common shares presently exercisable or exercisable within 60 days of February 19, 2019, as follows: for Mr. Cerminara – 10,000 shares; for Mr. Johnson – 5,000 shares; for Mr. Vitou – 38,000 shares; for Mr. Kelly – 62,000 shares; for Mr. Willis – 9,000 shares; for Mr. Holthaus – 11,000 shares; and for Mr. Payne – 5,000 shares.

(7)
Includes 26,827 shares held jointly by Mr. Kelly with his wife.

(8)
Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree.

(9)
Includes 4,865,888 shares reported as beneficially owned by Fundamental Global, of which Messrs. Cerminara and Johnson are deemed to have beneficial ownership by virtue of their respective positions with Fundamental Global. Includes 26,827 shares held jointly by Mr. Kelly with his wife. Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Includes options to purchase common shares presently exercisable or exercisable within 60 days of February 19, 2019, as follows: for Mr. Cerminara – 10,000 shares; for Mr. Johnson – 5,000 shares; for Mr. Vitou – 38,000 shares; for Mr. Kelly – 62,000 shares; for Mr. Willis – 9,000 shares; for Mr. Holthaus – 11,000 shares; and for Mr. Payne – 5,000 shares.

The following options are not reflected in the table, as they are not presently exercisable or exercisable within 60 days of February 19, 2019: options to purchase 39,000 common shares held by Mr. Holthaus; options to purchase 47,000 common shares held by Mr. Vitou; options to purchase 43,000 common shares held by Mr. Kelly; and options to purchase 36,000 shares held by Mr. Willis.

The table also does not include 5,479 restricted stock units held by each of Messrs. Cerminara, Dill, Johnson, Lanktree, Payne, Struble and Turner, which were granted on June 4, 2018 and vest in full 12 months after the grant date, subject to the recipient’s continued service as a director of the Company through such date, and 5,063 restricted stock units held by each of Messrs. Cerminara, Dill, Johnson, Lanktree, Payne, Struble and Turner, which were granted on September 6, 2018 and vest in five equal annual installments, beginning on the first anniversary of the grant date, subject to the director’s continued service as a director of the Company through such date. All of the restricted stock units were granted under the Company’s 2017 Incentive Compensation Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. None of these restricted stock units have vested as of February 19, 2019 or will vest within 60 days of such date.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2018 with respect to the Company’s 2017 Incentive Compensation Plan, under which the Company’s common stock is authorized for issuance, and the 2007 Incentive Compensation Plan. The Company’s stockholders approved the 2017 Incentive Compensation Plan at the 2017 annual stockholders’ meeting. On December 31, 2018, 519,353 shares of common stock were available for issuance under the 2017 Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	460,500	$4.22	519,353
Equity compensation plans not approved by security holders	—	—	—
Total	460,500	$4.22	519,353

(1)
Includes 220,000 shares issuable upon the exercise of awards outstanding under the 2017 Incentive Compensation Plan and 240,500 shares issuable upon the exercise of awards outstanding under the 2007 Incentive Compensation Plan.

(2)
Represents shares available for issuance under the 2017 Incentive Compensation Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Any transaction with a related person is subject to the Company’s written policy for transactions with related persons, which is available on the Company’s website at www.bktechnologies.com/investor-relations. The nominating and corporate governance committee is responsible for applying this policy. As set forth in the policy, the committee reviews the material facts of the transaction and considers, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The policy also prohibits the Company’s directors from participating in any discussion or approval of any interested transaction for which he is a related person, except that the director is required to provide all material information concerning the transaction to the committee.

If a transaction with a related party will be ongoing, the committee will establish guidelines for the Company’s management to follow in its ongoing relationships with the related person, will review and assess ongoing relationships with the related person to determine if such relationships are in compliance with the committee’s guidelines, and based on all the relevant facts and circumstances, will determine if it is in the best interests of the Company and its stockholders to continue, modify or terminate any such interested transaction.

The policy provides exceptions for certain transactions, including (i) those involving compensation paid to a director or executive officer required to be reported in the Company’s proxy statement, (ii) transactions with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $500,000, or two percent (2%) of that company’s total annual revenues, (iii) certain charitable contributions, (iv) transactions where all stockholders of the Company receive proportional benefits, (v) transactions involving competitive bids, (vi) certain regulated transactions, and (vii) certain banking-related services.

Repurchase of Common Shares

On December 12, 2018, the Company entered into a purchase agreement with Donald F.U. Goebert, a greater-than-five percent stockholder of the Company, pursuant to which the Company repurchased 200,000 shares of the Company’s common stock held by Mr. Goebert, at a price of $3.70 per share, for an aggregate cash amount of $740,000. The transaction was approved by the Board of Directors of the Company. Mr. Goebert previously served as a director of the Company until his resignation on January 9, 2017.

Payments to Consulting Firm

 On March 14, 2018, Randy Willis was appointed as Chief Operating Officer of the Company, having served as Vice President of Operations of the Company since August 2017. Prior to Mr. Willis joining the Company in August 2017, the Company engaged Target Velocity Consulting, Inc., of which Mr. Willis is President, to provide operational consulting services to the Company in 2017 for the total fees of $59,616. See also Part III–Item 11. Executive Compensation in this report.

Except as set forth above, during 2018 and 2017, the Company did not have any transactions with related persons that were reportable under Item 404 of Regulation S-K, and the Company does not have any transactions with related persons currently proposed for 2019 that are reportable under Item 404 of Regulation S-K.

DIRECTOR INDEPENDENCE

In accordance with the NYSE American corporate governance listing standards, it is the Company’s policy that the Board of Directors consist of a majority of independent directors. The Board of Directors reviews the relationships that each director has with the Company and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the independence requirements of the NYSE American corporate governance listing standards and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with the Company and its subsidiaries; and the relationships between the Company and other companies of which the Company’s Board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that all seven members are “independent” directors within the independence requirements of the NYSE American corporate governance listing standards and all applicable rules and regulations of the SEC. In addition, all Board committee members are independent for the purpose of the committees on which they serve.

Independent members of the Board of Directors meet in executive session without management present, and are scheduled to do so at least once per year.

Item 14. Principal Accountant Fees and Services

The following table represents the aggregate fees billed by the Company’s independent registered public accounting firm, Moore Stephens Lovelace, P.A., for services rendered to the Company for each of the years ended December 31, 2018 and 2017.

Fees(1)(2)(3)(4)	2018	2017
Audit Fees	$135,000	$135,000
Audited-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$135,000	$135,000

(1)
For 2018 and 2017, includes fees paid to Moore Stephens Lovelace, P.A. for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017 and for reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30 in each of those years.

(2)
No audit-related services were performed for the Company by Moore Stephens Lovelace, P.A. in 2018 or 2017. Audit-related services include assurance and related services that are related to the performance of the audit or review of the Company’s financial statements.

(3)
No tax services were performed for the Company by Moore Stephens Lovelace, P.A. in 2018 or 2017. Tax services include tax compliance, tax advice and tax planning.

(4)
No other services were performed for the Company by Moore Stephens Lovelace, P.A. in 2018 or 2017.

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the Company’s independent registered public accounting firm, Moore Stephens Lovelace, P.A. The policy requires that all services to be provided by Moore Stephens Lovelace, P.A., including audit services and permitted audit-related and non-audit services, must be pre-approved by the audit committee. The audit committee approved all audit services provided by Moore Stephens Lovelace, P.A. to the Company during 2018. Moore Stephens Lovelace, P.A. did not provide any audit-related or non-audit services to the Company during 2018.

The audit committee has determined that the provision of the services by Moore Stephens Lovelace, P.A. reported hereunder had no impact on its independence.

PART IV

 Item 15.  Exhibits and Financial Statement Schedules

(a)
 The following documents are filed as a part of this report:

(b)
Exhibits:

Number	Exhibit
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
3.3	Certificate of Amendment to Articles of Incorporation (2018) (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 4, 2018)
3.4	Second Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 4, 2018)
10.1+
2007 Incentive Compensation Plan (incorporated by reference from Annex G to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

10.2+	Amendment to the 2007 Incentive Compensation Plan, effective as of March 17, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2017)
10.3+	Form of 2007 Incentive Compensation Plan Stock Option Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.4
Loan and Security Agreement, dated as of October 23, 2008, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008)

10.5
First Amendment to Loan and Security Agreement, dated as of October 20, 2010, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2010)

10.6
Second Amendment to Loan and Security Agreement, dated as of June 22, 2011, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011)

10.7
Third Amendment to Loan and Security Agreement, dated as of December 18, 2012, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2012)

10.8
Fourth Amendment to Loan and Security Agreement, dated as of January 28, 2015 and effective as of December 31, 2014, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2015)

10.9
Fifth Amendment to Loan and Security Agreement, dated as of December 29, 2015, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2015)

10.10
Sixth Amendment to Loan and Security Agreement, dated as of January 17, 2017 and effective as of December 28, 2016, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2017)

10.11
Seventh Amendment to Loan and Security Agreement, dated as of January 8, 2018 and effective as of December 27, 2017, by and among Silicon Valley Bank, the Company and RELM Communications, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2018)

10.12+
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between RELM Wireless Corporation and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended March 31, 2017)

10.13+
Executive Change of Control Agreement, dated and effective as of February 24, 2016, by and between the Company and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.14+	2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.15+	Form of Stock Option Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.16+	Form of Restricted Share Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.17+	Form of Restricted Stock Unit Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.18+
Form of Non-Employee Director Restricted Share Unit Agreement under the 2017 Incentive Compensation Plan (September 2018) (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.19
Purchase Agreement, dated December 12, 2018, by and between the Company, as Purchaser, and Donald F.U. Goebert, as Seller (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018)

10.20+	Relocation Agreement, dated December 31, 2018, between the Company and Henry R. (Randy) Willis*
21	Subsidiaries of the Company*
23.1	Consent of Moore Stephens Lovelace, P.A. (relating to the Company’s Registration Statements on Form S-8) (Registration No. 333-218765 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
_______________

* Included with this filing.

** Furnished herewith (not filed).

+ Each management contract or compensatory plan or arrangement.

(c)
Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of West Melbourne, Florida, on the 27th day of February, 2019.

BK TECHNOLOGIES, INC.

By:	/s/ Timothy A. Vitou
Timothy A. Vitou
President

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Timothy A. Vitou and William P. Kelly, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ D. Kyle Cerminara	Chairman of the Board	February 27, 2019
D. Kyle Cerminara

/s/ Lewis M. Johnson	Co-Chairman of the Board	February 27, 2019
Lewis M. Johnson

/s/ Timothy A. Vitou	President (Principal Executive Officer)	February 27, 2019
Timothy A. Vitou

/s/ William P. Kelly	Executive Vice President and Chief Financial Officer	February 27, 2019
William P. Kelly	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Dill	Director	February 27, 2019
Michael R. Dill

/s/ Charles T. Lanktree	Director	February 27, 2019
Charles T. Lanktree

/s/ E. Gray Payne	Director	February 27, 2019
E. Gray Payne

/s/ John W. Struble	Director	February 27, 2019
John W. Struble

/s/ Ryan R.K. Turner	Director	February 27, 2019
Ryan R.K. Turner