Form 10-Q
period 2019-03-31
BK Technologies Corp
filed 2019-05-08
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-32644

BK TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	83-4064262
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.60 per share	BKTI	NYSE American

There were 12,716,514 shares of common stock, $0.60 par value, of the registrant outstanding at April 26, 2019.

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,540	$11,268
Trade accounts receivable, net	5,045	5,721
Inventories, net	12,162	11,466
Prepaid expenses and other current assets	2,544	2,401
Total current assets	27,291	30,856

Property, plant and equipment, net	3,302	2,729
Right-of-use (ROU) asset	2,746	—
Investment in securities	2,511	1,919
Deferred tax assets, net	3,850	3,495
Other assets	191	192
Total assets	$39,891	$39,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,197	$5,595
Accrued compensation and related taxes	1,063	2,014
Accrued warranty expense	1,458	1,546
Accrued other expenses and other current liabilities	224	292
Dividends payable	254	256
Short-term lease liability	291	—
Deferred revenue	184	180
Total current liabilities	9,671	9,883

Long-term lease liability	2,455	—
Deferred revenue	1,888	1,596
Total liabilities	14,014	11,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,883,937 and 13,882,937 issued; and 12,740,894 and 12,817,829 outstanding shares at March 31, 2019 and December 31, 2018, respectively	8,330	8,330
Additional paid-in capital	25,941	25,867
Accumulated deficit	(3,965)	(2,393)
Treasury stock, at cost, 1,143,043 and 1,065,108 shares at March 31, 2019 and December 31, 2018, respectively	(4,429)	(4,092)
Total stockholders’ equity	25,877	27,712
Total liabilities and stockholders’ equity	$39,891	$39,191

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Sales, net	$7,644	$11,746
Expenses
Cost of products	5,207	6,909
Selling, general and administrative	4,755	4,089
Total expenses	9,962	10,998

Operating (loss) income	(2,318)	748

Other income (expense):
Interest income	55	17
Gain (loss) on investment in securities	592	(1,146)
Gain on disposal of property, plant and equipment	3	—
Other expense	(5)	(168)
Total other income (expense)	645	(1,297)

Loss before income taxes	(1,673)	(549)

Income tax benefit	355	106

Net loss	$(1,318)	$(443)

Net loss per share-basic	$(0.10)	$(0.03)
Net loss per share-diluted	$(0.10)	$(0.03)
Weighted average shares outstanding-basic	12,761,713	13,754,119
Weighted average shares outstanding-diluted	12,761,713	13,754,119

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating activities
Net loss	$(1,318)	$(443)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventories allowances	19	(31)
Deferred tax benefit	(355)	(106)
Depreciation and amortization	256	211
Share-based compensation expense	31	21
Restricted stock unit compensation expense	41	34
(Gain) loss on investment in securities	(592)	1,146
Changes in operating assets and liabilities:
Trade accounts receivable	676	(2,184)
Inventories	(715)	(929)
Prepaid expenses and other current assets	(143)	12
Other assets	1	7
Accounts payable	602	(1,116)
Accrued compensation and related taxes	(951)	(76)
Accrued warranty expense	(88)	58
Deferred revenue	296	281
Accrued other expenses and other current liabilities	(68)	(203)
Net cash used in operating activities	(2,308)	(3,318)

Investing activities
Purchases of property, plant and equipment	(829)	(143)
Investment in securities	—	(3,333)
Proceeds from sale of available-for-sale securities	—	8,335
Net cash (used in) provided by investing activities	(829)	4,859

Financing activities
Proceeds from issuance of common stock	2	—
Cash dividends declared and paid	(256)	(273)
Repurchase of common stock	(337)	(357)
Net cash used in financing activities	(591)	(630)

Net change in cash and cash equivalents	(3,728)	911
Cash and cash equivalents, beginning of period	11,268	7,147
Cash and cash equivalents, end of period	$7,540	$8,058

Supplemental disclosure
Cash paid for interest	$—	$—
Income tax paid	$—	$—
Non-cash financing activity
Restricted stock units issued	$—	$—
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$—	$—

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. See Note 2 (Significant Events and Transactions) of the Notes to these condensed consolidated financial statements for additional information regarding the holding company reorganization. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for a full year.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and the additional related ASUs (“ASC 606”), which replaced existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. The Company elected the modified retrospective method upon adoption with no impact to the opening retained earnings or revenue reported. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate:

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

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses and other liabilities. As of March 31, 2019 and December 31, 2018, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing the investment in securities. There were no transfers of investment in securities between Level 1 and Level 2 during the three months ended March 31, 2019 or 2018.

Available-For-Sale Securities

On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments,” which amended the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. Changes to the prior guidance primarily affected the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Upon its adoption, the Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance was effective. On January 1, 2018, the Company recognized approximately $4,300 of net unrealized gain in its accumulated deficit balance. During the first quarter of 2018, the Company sold 1,317,503 shares of Iteris, Inc. (Nasdaq: ITI), which cost $2,402, for approximately $8,335 of proceeds and reported a loss on the sales of approximately $849.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of right-of-use assets and lease liabilities on the condensed consolidated financial statements. Based on the Company’s lease portfolio as of March 31, 2019, which consists solely of operating leases, the Company recognized approximately $2,746 of right-of-use assets and lease liabilities on its consolidated financial statements. Refer to Note 12 (Leases) for further details on leases.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for all filings made on or after November 5, 2018. Given the effective date and the proximity to most filers’ quarterly reports, the SEC permitted deferring the presentation of interim changes in stockholders’ equity in Forms 10-Q until the quarter that begins after the date of adoption, November 5, 2018. The Company adopted this rule in the first quarter of 2019, and its adoption did not have a material impact on its consolidated financial statements. Note 7 (Stockholders’ Equity) of the Notes to these condensed consolidated financial statements summarizes changes in stockholders’ equity.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2.
Significant Events and Transactions

On March 28, 2019, the Company implemented a holding company reorganization. The reorganization created a new holding company, BK Technologies Corporation, which became the new parent company of BK Technologies, Inc. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. The Company did not incur any material operational or financial impacts. The holding company reorganization was effected through a merger transaction among BK Technologies, Inc., BK Technologies Corporation, then a wholly-owned subsidiary of BK Technologies, Inc., and a former direct, wholly-owned subsidiary of BK Technologies Corporation that merged with and into BK Technologies, Inc., with BK Technologies, Inc. surviving as a wholly-owned subsidiary of BK Technologies Corporation. The merger was a tax-free transaction for U.S. federal income tax purposes for the Company’s stockholders. No stockholder vote of the Company was required to effect the merger transaction.

As part of the holding company reorganization, stockholders of BK Technologies, Inc. became stockholders of BK Technologies Corporation, on a one-for-one basis, with the same number of shares and same ownership percentage of common stock that they held immediately prior to the holding company reorganization. Following the reorganization, BK Technologies Corporation replaced BK Technologies, Inc. as the publicly traded entity, and shares of BK Technologies Corporation were listed on the NYSE American under the symbol “BKTI,” which is the same symbol as previously used by BK Technologies, Inc. The Company’s common stock was assigned a new CUSIP Number: 05587G 104. The holding company has the same directors and executive officers as its predecessor, BK Technologies, Inc.

In March 2019, BK Technologies, Inc. made a dividend payment of $256 to BK Technologies Corporation as the holding company for the payment of quarterly dividends to stockholders.

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock in March 2019 to stockholders of record as of April 1, 2019. These dividends were paid on April 15, 2019.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $5,095 and $5,771 at March 31, 2019 and December 31, 2018, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	March 31, 2019	December 31, 2018
Finished goods	$3,612	$2,004
Work in process	5,274	5,750
Raw materials	3,276	3,712
	$12,162	$11,466

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $648 at March 31, 2019, compared with approximately $629 at December 31, 2018.

5.
Income Taxes

The Company recorded an income tax benefit of approximately $355 for the three months ended March 31, 2019, compared with approximately $106 for the same period last year.

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

As of March 31, 2019, the Company’s net deferred tax assets totaled approximately $3.9 million, and were primarily derived from research and development tax credits, accrued expenses and net operating loss carryforwards (“NOLs”).

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years. The Company analyzed all positive and negative evidence to determine if, based on the weight of available evidence, it is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it has the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. The Company cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of March 31, 2019.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP, was established for the purpose of investing in securities.

As of March 31, 2019, the Company indirectly held approximately $212 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $2,511, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three months ended March 31, 2019 and 2018, the Company recognized an unrealized gain on the investment of approximately $592 and an unrealized loss of $297, respectively.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of March 31, 2019, the Company and the affiliates of Fundamental Global Investors, LLC, including without limitation Ballantyne Strong, Inc., beneficially owned in the aggregate 2,714,362 shares of PIH’s common stock, representing approximately 45.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, Co-Chairman of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Co-Chairman of the Board of Directors of Ballantyne Strong. Messrs. Cerminara and Johnson also serve as Chairman and Co-Chairman, respectively, of the Board of Directors of PIH.

7.
Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three months ended March 31, 2019 and 2018 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007
Share-based compensation expense	—	—	21	—	—	—	21
Restricted stock unit compensation expense	—	—	34	—	—	—	34
Dividends declared ($0.02 per share)	—	—	—	(271)	—	—	(271)
Net loss	—	—	—	(443)	—	—	(443)
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Balance at March 31, 2018	13,844,584	$8,307	$25,697	$(1,846)	$—	$(1,167)	$30,991

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$(4,092)	$27,712
Stock options exercised and issued	1,000	—	2	—	—	2
Share-based compensation expense	—	—	31	—	—	31
Restricted stock unit compensation expense	—	—	41	—	—	41
Dividends declared ($0.02 per share)	—	—	—	(254)	—	(254)
Net loss	—	—	—	(1,318)	—	(1,318)
Repurchase of common stock	—	—	—	—	(337)	(337)
Balance at March 31, 2019	13,883,937	$8,330	$25,941	$(3,965)	$(4,429)	$25,877

8.
Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net loss (numerator for basic and diluted earnings per share)	$(1,318)	$(443)
Denominator:
Denominator for basic earnings per share weighted average shares	12,761,713	13,754,119
Effect of dilutive securities:
Options and restricted stock units	—	—
Denominator:
Denominator for diluted earnings per share weighted average shares	12,761,713	13,754,119
Basic loss per share	$(0.10)	$(0.03)
Diluted loss per share	$(0.10)	$(0.03)

Approximately 537,500 stock options and 148,598 restricted stock units for the three months ended March 31, 2019, and 438,500 stock options and 30,570 restricted stock units for the three months ended March 31, 2018, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $31 for the three months ended March 31, 2019, compared with $21 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2019 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2019 is presented below:

As of January 1, 2019	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	460,500	4.22	—	1.76	—
Vested	156,900	4.03	—	2.05	—
Nonvested	303,600	4.32	—	1.61	—

Period activity
Issued	90,000	4.07	—	1.62	—
Exercised	1,000	1.89	—	0.71	—
Forfeited	12,500	5.10	—	1.37	—
Expired	—	—	—	—	—

As of March 31, 2019
Outstanding	537,000	4.18	7.34	1.83	155,100
Vested	198,800	4.14	4.66	1.95	74,420
Nonvested	338,200	4.20	8.91	1.76	80,680

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

The Company recorded non-cash restricted stock unit compensation expense of $41 for the three months ended March 31, 2019, compared with $34 for the same period last year.

10.
Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2019.

Purchase Commitments

As of March 31, 2019, the Company had purchase orders to suppliers for inventory of approximately $15,071.

Significant Customers

Sales to United States government agencies represented approximately $5,401 (70.7%) of the Company’s total net sales for the three months ended March 31, 2019, compared with approximately $3,993 (34.0%) for the same period last year. Accounts receivable from agencies of the United States government were $4,255 as of March 31, 2019, compared with approximately $1,928 at the same date last year.

11.
Debt

On March 28, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation (the “Company”), RELM Communications, Inc., a subsidiary of BK Technologies, Inc., and Silicon Valley Bank, as lender (“SVB”), entered into an Amended and Restated Loan and Security Agreement (the “Loan and Security Agreement”). The Loan and Security Agreement replaced BK Technologies, Inc.’s prior Loan and Security Agreement with SVB (the “Prior Agreement”) under which its secured revolving credit facility (the “Credit Facility”) was maintained.

Pursuant to the Loan and Security Agreement, the Credit Facility continues to provide BK Technologies, Inc. with a maximum borrowing availability of $1,000 and BK Technologies, Inc. continues to be subject to substantially the same customary borrowing terms and conditions under the Credit Facility as it was under the Prior Agreement, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Pursuant to the Loan and Security Agreement, payment of cash dividends, in the aggregate not to exceed $5,000 during any twelve-month period, is permitted so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend. Any borrowings under the Credit Facility will bear interest at the variable interest rate equal to 25 basis points above the Wall Street Journal prime rate. The maturity date of the Credit Facility has been extended to December 26, 2019.

 The financial maintenance covenants, required to be maintained at all times and tested quarterly (or, for the “Adjusted Quick Ratio” covenant, monthly, if any obligations are outstanding), include: (1) a ratio of “Quick Assets” to the sum of “Current Liabilities” plus outstanding borrowings to SVB to the extent not included in “Current Liabilities” minus the current portion of “Deferred Revenue” (all as defined in the Loan and Security Agreement) of at least 1.25:1.00; provided that “Net Cash” (defined as the difference between unrestricted cash on deposit with SVB minus any outstanding advances under the Credit Facility) is required to be at least $1,000; and (2) maximum “Total Leverage” (as defined in the Loan and Security Agreement) of no greater total consolidated “Indebtedness” than 3 times “Adjusted EBITDA” (all as defined in the Loan and Security Agreement). BK Technologies, Inc.’s obligations are collateralized by substantially all of its assets, principally accounts receivable and inventory.

 BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement as of the date of filing this report. As of the date of filing this Current Report, there were no borrowings outstanding under the Credit Facility.

 12.
Leases

The Company adopted ASU No. 2016-02, "Leases" (Topic 842) on January 1, 2019 and applied the modified retrospective approach to adoption whereby the standard is applied only to the current period. The Company leases manufacturing and office facilities and equipment under operating leases and determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

 As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

Lease costs consist of the following:

Three Months ended March 31, 2019

Operating lease cost	$134
Short-term lease cost	4
Variable lease cost	32
Total lease cost	$170

Supplemental cash flow information related to leases was as follows:

Three Months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$118
Operating cash flows (liability reduction)	78

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,840

Other information related to operating leases was as follows:

March 31, 2019

Weighted average remaining lease term (in years)	7.96
Weighted average discount rate	5.50%

Maturity of lease liabilities as of March 31, 2019 are as follows:

March 31, 2019
Remaining nine months of 2019	$354
2020	401
2021	431
2022	439
2023	448
Thereafter	1,410
Total payments	3,483
Less: imputed interest	737
Total liability	$2,746

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

●
heavy reliance on sales to agencies of the U.S. Government;

●
allocations by government agencies among multiple approved suppliers under existing agreements;

●
our ability to comply with U.S. tax laws and utilize deferred tax assets;

●
retention of executive officers and key personnel;

●
our ability to manage our growth;

●
our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Executive Overview

BK Technologies Corporation is a holding company, with a wholly-owned operating subsidiary, BK Technologies, Inc. We design, manufacture and market two-way land mobile radios, repeaters, base stations and related components and subsystems.

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

On March 28, 2019, we implemented a holding company reorganization. The reorganization created a new holding company, BK Technologies Corporation, which became the new parent company of BK Technologies, Inc. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. We did not incur any material operational or financial impacts. The holding company reorganization was effected through a merger transaction that was a tax-free transaction for U.S. federal income tax purposes for our stockholders. No stockholder vote was required to effect the merger transaction.

As part of the holding company reorganization, stockholders of our predecessor, BK Technologies, Inc., became stockholders of BK Technologies Corporation, on a one-for-one basis, with the same number of shares and same ownership percentage of common stock that they held immediately prior to the holding company reorganization. Following the reorganization, BK Technologies Corporation replaced BK Technologies, Inc. as the publicly traded entity, and shares of BK Technologies Corporation were listed on the NYSE American under the symbol “BKTI,” which is the same symbol as previously used by BK Technologies, Inc. In addition, the common stock of BK Technologies Corporation was assigned a new CUSIP Number: 05587G 104. The holding company has the same directors and executive officers as its predecessor, BK Technologies, Inc.

For the purpose of this report, references to “we” or the “Company” or our management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

First Quarter Summary

For the three months ended March 31, 2019, sales and gross profit margins declined while operating expenses increased, compared with the same period last year. Consequently, operating income for the three months ended March 31, 2019 decreased from the comparable period last year.

For the first quarter of 2019, our sales decreased 34.9% to approximately $7.6 million, compared with approximately $11.7 million for the same quarter last year.

Gross profit margins as a percentage of sales for the first quarter of 2019 totaled approximately 31.9%, compared with 41.2% for the first quarter last year.

For the first quarter of 2019, selling, general and administrative expenses (“SG&A”) totaled approximately $4.8 million (62.2% of sales), compared with approximately $4.1 million (34.8% of sales) for the same quarter last year.

Operating loss for the first quarter ended March 31, 2019, totaled approximately $2.3 million (30.3% of sales), compared with operating income of approximately $748,000 for the same quarter last year.

For the three months ended March 31, 2019, we recognized a gain, totaling approximately $592,000 on our investment in securities. For the same period last year, we recognized a loss of approximately $1,146.

Pretax loss for the three months ended March 31, 2019, totaled approximately $1.7 million, compared with approximately $549,000 for the same quarter last year.

For the three months ended March 31, 2019, we recognized an income tax benefit totaling approximately $355,000, compared with $106,000 for the same period last year. Our income tax benefit is largely non-cash.

Net loss for the three months ended March 31, 2019 was approximately $1.3 million ($0.10 per basic and diluted share), compared with approximately $443,000 ($0.03 per basic and diluted share) for the same quarter last year.

As of March 31, 2019, working capital totaled approximately $17.6 million, of which approximately $12.6 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2018, working capital totaled approximately $21.0 million, of which approximately $17.0 million was comprised of cash, cash equivalents and trade receivables. The decrease in cash and working capital was primarily related to our net loss combined with changes in inventories, accrued compensation, accounts receivable and accounts payable.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2019	March 31, 2018
Sales	100.0%	100.0%
Cost of products	(68.1)	(58.8)
Gross margin	31.9	41.2
Selling, general and administrative expenses	(62.2)	(34.8)
Other income (expense)	8.4	(11.1)
Loss before income taxes	(21.9)	(4.7)
Income tax benefit	4.7	0.9
Net loss	(17.2)%	(3.8)%

Net Sales

For the first quarter ended March 31, 2019, net sales totaled approximately $7.6 million, compared with approximately $11.7 million for the same quarter last year.

The decrease in net sales for the first quarter was attributed primarily to a decrease in orders from federal agencies, which were adversely impacted by the federal shutdown, particularly during January and February. Sales to state and local government customers were also soft in the first quarter. Subsequently, sales activity from both federal and state agencies improved later in the quarter during March.

We believe our funnel of sales prospects from prior to the shutdown remains largely intact, and now includes opportunities for our new multiband product (BKR 9000) that was introduced at the International Wireless Communications Exposition in March 2019. Accordingly, we are continuing to invest in upgrading our sales and marketing capabilities to drive anticipated sales growth moving forward.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for the first quarter ended March 31, 2019 was approximately 31.9%, compared with 41.2% for the same quarter last year.

Our cost of products and gross profit margins are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the first quarter of 2019 were impacted by increased material costs for certain components and a mix of sales weighted more heavily toward lower margin products. Also, lower volumes contributed to suboptimal utilization and absorption of manufacturing and support expenses. Anticipated sales growth and the anticipated production and sale of new products later this year, we believe, should yield gross margin improvements.

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

SG&A expenses for the first quarter ended March 31, 2019 totaled approximately $4.8 million, or 62.2% of sales, compared with approximately $4.1 million, or 34.8% of sales, for the first quarter last year.

Engineering and product development expenses for the first quarter of 2019 totaled approximately $2.1 million (28.1% of total sales), compared with approximately $1.8 million (15.3% of total sales) for the same quarter last year. The increase in engineering expenses was driven by costs related to our BKR 9000 multiband product development and the launch of two new product development initiatives relating to a new line of portable and mobile radios to succeed our current KNG Line.

Marketing and selling expenses for the first quarter of 2019 totaled approximately $1.4 million (18.4% of sales) compared with approximately $1.2 million (10.4% of sales) for the first quarter last year. The increase is attributed primarily to additional sales staff, which was partially offset by reduced commissions directly related to sales performance.

General and administrative expenses for the first quarter of 2019 totaled approximately $1.2 million (15.7% of total sales), compared with approximately $1.1 million (9.0% of total sales) for the same quarter last year. The increase for the first quarter of 2019 was attributed primarily to expenses associated with our holding company reorganization, and upgrading our information technology security and capabilities.

Operating (Loss) Income

Operating loss for the first quarter ended March 31, 2019 totaled approximately $2.3 million (30.3%), compared with operating income of approximately $748,000 (6.4% of sales) for the same quarter last year. The operating loss for the quarter was attributed primarily to lower sales and gross profit margins, combined with increased product development expenses.

Other Income (Expense)

We recorded net interest income of approximately $55,000 for the first quarter ended March 31, 2019, compared with $17,000 for the first quarter last year. Interest income increased primarily as a result of a higher cash balance compared with the prior year’s first quarter. Interest expense may be incurred from time to time on outstanding borrowings under the revolving credit facility and earn interest income on our cash balances. The interest rate on such revolving credit facility as of March 31, 2019 was the Wall Street Journal prime rate plus 25 basis points (5.75% as of March 31, 2019).

For the three months ended March 31, 2019, we recognized an unrealized gain of approximately $592,000 on our investment in 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH). During 2018, we indirectly purchased 477,282 shares of common stock of PIH, for approximately $3.7 million, through an investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner.

For the three months ended March 31, 2019, we recognized other expenses totaling approximately $5,000, compared with approximately $168,000 for the same period last year. Other expenses in 2018 were primarily attributed the disposal of assets related to a discontinued product initiative and exchange losses related to sales under a Canadian dollar-denominated contract.

Income Taxes

We recorded an income tax benefit of approximately $355,000 for the three months ended March 31, 2019, compared with approximately $106,000 for the same period last year.

Our income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.  For 2019, we generally expect our effective tax rate to be comparable to last year.

As of March 31, 2019, our net deferred tax assets totaled approximately $3.9 million, and were primarily derived from research and development tax credits and accrued expenses.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years. We analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

Based on our analysis of all available evidence, both positive and negative, we have concluded that we have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2019.

Liquidity and Capital Resources

For the three months ended March 31, 2019, net cash used in operating activities totaled approximately $2.3 million, compared with cash used in operating activities of approximately $3.3 million for the same quarter last year.  Cash used in operating activities for the three months ended March 31, 2019, was primarily related to a net loss, a decrease in accrued compensation, an increase in inventories, and unrealized gains on investment in securities, partially offset by decreased accounts receivable and increased accounts payable.

For the three months ended March 31, 2019, we had a net loss of approximately $1.3 million, compared with approximately $443,000 for the same quarter last year. Accrued compensation decreased $951,000 for the quarter, which was attributed primarily to the payment of sales and management incentive compensation. For the same quarter last year, accrued compensation decreased approximately $76,000. Net inventories increased during the three months ended March 31, 2019 by approximately $715,000, compared with $929,000 for the same period last year. The increase for the first quarter was primarily attributed to material purchases combined with a decrease in sales. The unrealized gains on securities for the three months ended March 31, 2019 totaled approximately $592,000, compared with losses of approximately $1.1 million for the same period last year. For additional information pertaining to our investment in securities, refer to Notes 1 (Condensed Consolidated Financial Statements) and 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. Accounts receivable decreased approximately $676,000 during the three months ended March 31, 2019, compared with an increase of $2.2 million for the same period last year. The first quarter decrease in accounts receivable was attributed to collections. Accounts payable for the three months ended March 31, 2019, increased approximately $602,000, compared with a decrease of approximately $1.1 million for the same period last year, primarily due to timing of payments to material suppliers. Depreciation and amortization totaled approximately $256,000 for the three months ended March 31, 2019, compared with approximately $211,000 for the same period last year.

Cash used in investing activities for the three months ended March 31, 2019 totaled approximately $829,000 and was attributed to purchases of property, plant and equipment. For the same period last year, cash provided by investing activities totaled approximately $4.9 million, comprised primarily of proceeds from the sale of available-for-sale securities totaling approximately $8.3 million, which was partially offset by an investment in FGI 1347 Holdings, LP of approximately $3.3 million, and purchases of property, plant and equipment totaling approximately $143,000.

For the three months ended March 31, 2019, approximately $591,000 was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $256,000 and stock repurchases totaling approximately $337,000. For the same period last year, approximately $273,000 was used to pay dividends and approximately $357,000 was used for stock repurchases.

On March 28, 2019, BK Technologies, Inc., our wholly-owned subsidiary, and RELM Communications, Inc., a wholly-owned subsidiary of BK Technologies, Inc., entered into an Amended and Restated Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement replaced BK Technologies, Inc.’s prior Loan and Security Agreement with SVB (the “Prior Agreement”) under which its secured revolving credit facility (the “Credit Facility”) was maintained.

Pursuant to the Loan and Security Agreement, the Credit Facility continues to provide BK Technologies, Inc. with a maximum borrowing availability of $1.0 million, and BK Technologies, Inc. continues to be subject to substantially the same customary borrowing terms and conditions under the Credit Facility as it was under the Prior Agreement, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Pursuant to the Loan and Security Agreement, payment of cash dividends, in the aggregate not to exceed $5.0 million during any twelve-month period, is permitted so long as an event of default does not exist at the time of such dividend and would not exist after giving effect to such dividend. Any borrowings under the Credit Facility will bear interest at the variable interest rate equal to 25 basis points above the Wall Street Journal prime rate. The maturity date of the Credit Facility has been extended to December 26, 2019.

The financial maintenance covenants, required to be maintained at all times and tested quarterly (or, for the “Adjusted Quick Ratio” covenant, monthly, if any obligations are outstanding), include: (1) a ratio of “Quick Assets” to the sum of “Current Liabilities” plus outstanding borrowings to SVB to the extent not included in “Current Liabilities” minus the current portion of “Deferred Revenue” (all as defined in the Loan and Security Agreement) of at least 1.25:1.00; provided that “Net Cash” (defined as the difference between unrestricted cash on deposit with SVB minus any outstanding advances under the Credit Facility) is required to be at least $1.0 million; and (2) maximum “Total Leverage” (as defined in the Loan and Security Agreement) of no greater total consolidated “Indebtedness” than 3 times “Adjusted EBITDA” (all as defined in the Loan and Security Agreement). BK Technologies, Inc.’s obligations are collateralized by substantially all of its assets, principally accounts receivable and inventory.

BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement as of the date of filing this report. As of March 31, 2019 and the date of filing this Current Report, there were no borrowings outstanding under the Credit Facility and there was $1.0 million of borrowing available under the Credit Facility.

Our cash and cash equivalents balance at March 31, 2019 was approximately $7.5 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our Credit Facility are sufficient to meet our working capital requirements for the foreseeable future. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

There were no changes to our critical accounting policies during the quarter ended March 31, 2019, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A.
RISK FACTORS

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed, except as follows:

As a holding company, BK Technologies Corporation is dependent on the operations and funds of its subsidiaries

On March 28, 2019, we completed a reorganization pursuant to which BK Technologies Corporation became a holding company with no business operations of its own. BK Technologies Corporation’s only significant assets are the outstanding equity interests in BK Technologies, Inc. and any other future subsidiaries of BK Technologies Corporation. As a result, we rely on cash flows from subsidiaries to meet our obligations, including payment of dividends to our stockholders. Additionally, our subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to BK Technologies Corporation, as the new holding company. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. The anticipated benefits of this reorganization may not be obtained if circumstances prevent us from taking advantage of the opportunities that we expect it may afford us. As a result, we may incur the costs of a holding company structure without realizing the anticipated benefits, which could adversely affect our reputation, financial condition, and operating results.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
01/01/19-01/31/19	55,033	$4.38	55,033	330,459
02/01/19-02/28/19	10,354	$3.96	10,354	320,105
03/01/19-03/31/19	12,548	$4.33	12,548	307,557
Total	77,935	$4.22	77,935

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

Item 5.
OTHER INFORMATION

As previously disclosed, the Company’s 2019 Annual Meeting of Stockholders is scheduled to be held on Friday, July 12, 2019. This date is more than 30 days after the anniversary of the Company’s 2018 Annual Meeting of Stockholders. As a result, stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2019 Annual Meeting of Stockholders had to be submitted to the Company a reasonable time before the Company began printing and sending its proxy materials (which was no later than close of business on April 28, 2019). In accordance with the Company’s bylaws, stockholder nominations of director candidates and stockholder proposals to be presented at the 2019 Annual Meeting of Stockholders, but not submitted for inclusion in the Company’s proxy materials, had to be received by the Corporate Secretary of the Company at its principal executive offices no later than the close of business on April 28, 2019. The bylaws specify the information that had to accompany any such stockholder notices. The Company did not receive any such proposals or nominations.

Item 6.
EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description
Exhibit 2.1
Agreement and Plan of Merger, dated as of March 28, 2019, by and among BK Technologies, Inc., BK Technologies Corporation and BK Merger Sub, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

Exhibit 3.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 3.2	Articles of Incorporation of BK Technologies Corporation (Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 3.3	Bylaws of BK Technologies Corporation (Incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 4.1	Form of Common Stock Certificate of BK Technologies Corporation (Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1+
Employment Agreement, executed March 20, 2019, by and between the Company and Timothy A. Vitou (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

Exhibit 10.2+
Employment Agreement, executed March 20, 2019, by and between the Company and William P. Kelly (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2019)

Exhibit 10.3+
Employment Agreement, executed March 20, 2019, by and between the Company and Randy Willis (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2019)

Exhibit 10.4+
Employment Agreement, executed March 20, 2019, by and between the Company and James R. Holthaus (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 21, 2019)

Exhibit 10.5+
Omnibus Amendment to Incentive Compensation Plans, dated as of March 28, 2019, by and between BK Technologies, Inc. and BK Technologies Corporation (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

Exhibit 10.6+
Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

Exhibit 10.7+
Form of Restricted Share Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

Exhibit 10.8+
Form of Restricted Stock Unit Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

Exhibit 10.9
Amended and Restated Loan and Security Agreement, dated as of March 28, 2019, by and among Silicon Valley Bank, BK Technologies, Inc. and RELM Communications, Inc. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2019)

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)

Exhibit 32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K)

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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 8, 2019	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: May 8, 2019	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)