Form 10-Q
period 2019-06-30
BK Technologies Corp
filed 2019-08-06
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 12,711,958 shares of common stock, $0.60 par value, of the registrant outstanding at July 26, 2019.

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,415	$11,268
Trade accounts receivable, net	5,093	5,721
Inventories, net	13,257	11,466
Prepaid expenses and other current assets	2,132	2,401
Total current assets	27,897	30,856

Property, plant and equipment, net	3,616	2,729
Right-of-use (ROU) asset	2,652	—
Investment in securities	2,363	1,919
Deferred tax assets, net	3,659	3,495
Other assets	196	192
Total assets	$40,383	$39,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,841	$5,595
Accrued compensation and related taxes	1,324	2,014
Accrued warranty expense	1,440	1,546
Accrued other expenses and other current liabilities	447	292
Dividends payable	254	256
Short-term lease liability	267	—
Deferred revenue	219	180
Total current liabilities	10,792	9,883

Long-term lease liability	2,385	—
Deferred revenue	1,974	1,596
Total liabilities	15,151	11,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,922,290 and 13,882,937 issued; and 12,728,116 and 12,817,829 outstanding shares at June 30, 2019 and December 31, 2018, respectively	8,353	8,330
Additional paid-in capital	25,988	25,867
Accumulated deficit	(4,467)	(2,393)
Treasury stock, at cost, 1,194,174 and 1,065,108 shares at June 30, 2019 and December 31, 2018, respectively	(4,642)	(4,092)
Total stockholders’ equity	25,232	27,712
Total liabilities and stockholders’ equity	$40,383	$39,191

  See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales, net	$13,294	$13,656	$20,938	$25,402
Expenses
Cost of products	7,593	7,771	12,800	14,681
Selling, general and administrative	5,681	4,554	10,436	8,644
Total expenses	13,274	12,325	23,236	23,325

Operating income (loss)	20	1,331	(2,298)	2,077

Other income (expense):
Net interest income	46	19	101	35
(Loss) gain on investment in securities	(148)	(55)	444	(1,201)
Other expense	(11)	(58)	(13)	(225)
Total other (expense) income	(113)	(94)	532	(1,391)

(Loss) income before income taxes	(93)	1,237	(1,766)	686

Income tax (expense) benefit	(154)	(290)	201	(183)

Net (loss) income	$(247)	$947	$(1,565)	$503

Net (loss) income per share-basic and diluted:	$(0.02)	$0.07	$(0.12)	$0.04
Weighted average shares outstanding-basic	12,720,112	13,532,958	12,740,798	13,567,778
Weighted average shares outstanding-diluted	12,720,112	13,547,394	12,740,798	13,595,586

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating activities
Net (loss) income	$(1,565)	$503
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Inventories allowances	49	(31)
Deferred tax benefit	(164)	178
Depreciation and amortization	575	439
Share-based compensation expense	68	38
Restricted stock unit compensation expense	74	73
(Gain) loss on investment in securities	(444)	1,201
Changes in operating assets and liabilities:
Trade accounts receivable	628	(1,459)
Inventories	(1,840)	1,608
Prepaid expenses and other current assets	269	(99)
Other assets	(4)	23
Accounts payable	1,246	(2,437)
Accrued compensation and related taxes	(691)	251
Accrued warranty expense	(106)	26
Deferred revenue	417	582
Accrued other expenses and other current liabilities	155	(185)
Net cash (used in) provided by operating activities	(1,333)	711

Investing activities
Purchases of property, plant and equipment	(1,462)	(569)
Investment in securities	—	(3,741)
Proceeds from sale of available-for-sale securities	—	8,335
Net cash (used in) provided by investing activities	(1,462)	4,025

Financing activities
Proceeds from issuance of common stock	2	—
Cash dividends declared and paid	(510)	(544)
Repurchase of common stock	(550)	(616)
Net cash used in financing activities	(1,058)	(1,160)

Net change in cash and cash equivalents	(3,853)	3,576
Cash and cash equivalents, beginning of period	11,268	7,147
Cash and cash equivalents, end of period	$7,415	$10,723

Supplemental disclosure
Cash paid for interest	$—	$—
Income tax paid	$—	$—
Non-cash financing activity
Restricted stock units issued	$140	$140

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for a full year.

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

ASC 606 provides that revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We generally satisfy performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. Some contracts include installation services, which are completed in a short period of time, and the revenue is recognized when the installation is complete.

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

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses and other liabilities. As of June 30, 2019 and December 31, 2018, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing the investment in securities. There were no transfers of investment in securities between Level 1 and Level 2 during the three and six months ended June 30, 2019 or 2018.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the condensed consolidated financial statements. Based on the Company’s lease portfolio as of June 30, 2019, which consisted solely of operating leases, the Company recognized approximately $2,652 of ROU assets and lease liabilities on its consolidated financial statements. Refer to Note 12 (Leases) for further details on leases.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective for all filings made on or after November 5, 2018. Given the effective date and the proximity to most filers’ quarterly reports, the SEC permitted deferring the presentation of interim changes in stockholders’ equity in Forms 10-Q until the quarter that began after the date of adoption, November 5, 2018. The Company adopted this rule in the first quarter of 2019, and its adoption did not have a material impact on its consolidated financial statements. Note 7 (Stockholders’ Equity) of the Notes to these condensed consolidated financial statements summarizes changes in stockholders’ equity.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2.
Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on June 10, 2019 to stockholders of record as of July 1, 2019. These dividends were paid on July 15, 2019.

On July 11, 2019, the Company announced that its operating subsidiary received an order totaling approximately $1,600 for KNG-Series radios and related accessories from a new California State customer. The order was for KNG-Series Digital P-25 portable and mobile radios with accessories, and was fulfilled in the second quarter of 2019.

On July 10, 2019, the Company announced that its operating subsidiary received an order totaling approximately $3,100 from the U.S. Forest Service (USFS). The order was for KNG-Series Digital P-25 portable and mobile radios with accessories. The order is expected to be fulfilled in the third quarter of 2019.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $5,143 and $5,771 at June 30, 2019 and December 31, 2018, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	June 30, 2019	December 31, 2018
Finished goods	$4,290	$2,004
Work in process	5,581	5,750
Raw materials	3,386	3,712
	$13,257	$11,466

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $678 at June 30, 2019, compared with approximately $629 at December 31, 2018.

5.
Income Taxes

The Company recorded an income tax expense and benefit, respectively, of approximately $154 and $201 for the three and six months ended June 30, 2019, respectively, compared with an income tax expense of approximately $290 and $183, respectively, for the same periods last year.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

As of June 30, 2019, the Company’s net deferred tax assets totaled approximately $3,659, and were primarily derived from research and development tax credits, accrued expenses and net operating loss carryforwards (“NOLs”).

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it has the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of June 30, 2019.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP, was established for the purpose of investing in securities.

As of June 30, 2019, the Company indirectly held approximately $202 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $2,363, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three months ended June 30, 2019, the Company recognized an unrealized loss on the investment of approximately $148, compared with an unrealized loss of $55 for the same period last year. For the six months ended June 30, 2019, the Company recognized an unrealized gain on the investment of approximately $444, compared with an unrealized loss of $352 for the same period last year.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of June 30, 2019, the Company and the affiliates of Fundamental Global Investors, LLC, including without limitation Ballantyne Strong, Inc., beneficially owned in the aggregate 2,714,362 shares of PIH’s common stock, representing approximately 45.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, Co-Chairman of the Company’s Board of Directors, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Co-Chairman of the Board of Directors of Ballantyne Strong. Messrs. Cerminara and Johnson also serve as Chairman and Co-Chairman, respectively, of the Board of Directors of PIH.

7.
Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and six months ended June 30, 2019 and 2018 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007
Share-based compensation expense	—	—	21	—	—	—	21
Restricted stock unit compensation expense	—	—	34	—	—	—	34
Dividends declared ($0.02 per share)	—	—	—	(271)	—	—	(271)
Net loss	—	—	—	(443)	—	—	(443)
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Balance at March 31, 2018	13,844,584	8,307	25,697	(1,846)	—	(1,167)	30,991
Restricted stock units issued	38,353	23	(23)	—	—	—	—
Share-based compensation expense	—	—	17	—	—	—	17
Restricted stock unit compensation expense	—	—	39	—	—	—	39
Dividends declared ($0.02 per share)	—	—	—	(271)	—	—	(271)
Net income	—	—	—	946	—	—	946
Effect of adoption of ASU 2016-01	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(259)	(259)
Balance at June 30, 2018	13,882,937	$8,330	$25,730	$(1,171)	$—	$(1,426)	$31,463

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$(4,092)	$27,712
Stock options exercised and issued	1,000	—	2	—	—	2
Share-based compensation expense	—	—	31	—	—	31
Restricted stock unit compensation expense	—	—	41	—	—	41
Dividends declared ($0.02 per share)	—	—	—	(254)	—	(254)
Net loss	—	—	—	(1,318)	—	(1,318)
Repurchase of common stock	—	—	—	—	(337)	(337)
Balance at March 31, 2019	13,883,937	8,330	25,941	(3,965)	(4,429)	25,877
Restricted stock units issued	38,353	23	(23)	—	—	—
Share-based compensation expense	—	—	37	—	—	37
Restricted stock unit compensation expense	—	—	33	—	—	33
Dividends declared ($0.02 per share)	—	—	—	(255)	—	(255)
Net loss	—	—	—	(247)	—	(247)
Repurchase of common stock	—	—	—	—	(213)	(213)
Balance at June 30, 2019	13,922,290	$8,353	$25,988	$(4,467)	$(4,642)	$25,232

8.
Loss per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net (loss) income (numerator for basic and diluted income per share)	$(247)	$947	$(1,565)	$503
Denominator:
Denominator for basic (loss) income per share weighted average shares	12,720,112	13,532,958	12,740,798	13,567,778
Effect of dilutive securities:
Options and restricted stock units	—	14,436	—	27,808
Denominator:
Denominator for diluted (loss) income per share weighted average shares	12,720,112	13,547,394	12,740,798	13,595,586
Basic (loss) income per share	$(0.02)	$0.07	$(0.12)	$0.04
Diluted (loss) income per share	$(0.02)	$0.07	$(0.12)	$0.04

Approximately 564,500 stock options and 116,667 restricted stock units for the three and six months ended June 30, 2019, and 435,000 stock options and 3,768 restricted stock units granted for the three and six months ended June 30, 2018, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $37 and $68 for the three and six months ended June 30, 2019, respectively, compared with $17 and $38, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2019 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2019 is presented below:

As of January 1, 2019	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	460,500	4.22	—	1.76	—
Vested	156,900	4.03	—	2.05	—
Nonvested	303,600	4.32	—	1.61	—

Period activity
Issued	120,000	4.12	—	2.11	—
Exercised	1,000	1.89	—	0.71	—
Forfeited	15,000	5.10	—	1.37	—
Expired	—	—	—	—	—

As of June 30, 2019
Outstanding	564,500	4.18	7.23	1.85	176,100
Vested	205,800	4.11	4.57	1.94	86,020
Nonvested	358,700	4.22	8.75	1.80	90,080

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

On June 4, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 4, 2019.

On June 15, 2017, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 15, 2018.

The Company recorded non-cash restricted stock unit compensation expense of $32 and $74 for the three and six months ended June 30, 2019, respectively, compared with $39 and $73, respectively, for the same periods last year.

10.
Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2019.

Purchase Commitments

As of June 30, 2019, the Company had purchase orders to suppliers of approximately $12,131.

Significant Customers

Sales to United States government agencies represented approximately $4,021 (30.2%) and $9,421 (45.0%) of the Company’s net total sales for the three and six months ended June 30, 2019, respectively, compared with approximately $4,776 (35.0%) and $8,769 (34.5%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $690 as of June 30, 2019, compared with approximately $1,260 at the same date last year.

11.
Debt

On March 28, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, RELM Communications, Inc., a subsidiary of BK Technologies, Inc., and Silicon Valley Bank, as lender (“SVB”), entered into an Amended and Restated Loan and Security Agreement (the “Loan and Security Agreement”). The Loan and Security Agreement replaced BK Technologies, Inc.’s prior Loan and Security Agreement with SVB (the “Prior Agreement”) under which its secured revolving credit facility (the “Credit Facility”) was maintained.

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

 BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement as of the date of filing this report. As of the date of filing this report, there were no borrowings outstanding under the Credit Facility.

12.
Leases

The Company adopted ASU No. 2016-02, “Leases” (Topic 842) on January 1, 2019 and applied the modified retrospective approach to adoption whereby the standard is applied only to the current and future periods. The Company leases manufacturing and office facilities and equipment under operating leases and determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

Lease costs consist of the following:

	Three Months ended June 30, 2019	Six Months ended June 30, 2019
Operating lease cost	$134	$268
Short-term lease cost	6	10
Variable lease cost	31	63
Total lease cost	$171	$341

Supplemental cash flow information related to leases was as follows:

	Three Months ended June 30, 2019	Six Months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$118	$236
Operating cash flows (liability reduction)	78	156

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	2,840

Other information related to operating leases was as follows:

June 30, 2019
Weighted average remaining lease term (in years)	7.91
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2019 are as follows:

June 30, 2019
Remaining six months of 2019	$236
2020	401
2021	431
2022	439
2023	448
Thereafter	1,394
Total payments	3,349
Less: imputed interest	697
Total liability	$2,652

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING
FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including the statements about our plans, objectives, expectations and prospects. You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

Two-way land mobile radios can be hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We incorporate both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public-Safety Communications Officials. We offer products under two brand names: BK Radio and RELM. Generally, BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

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

Second Quarter Summary

Overall, our financial and operating results for the three and six months ended June 30, 2019 declined compared with the same periods last year. For the second quarter of 2019, sales were within 97.3% of sales for last year’s second quarter. Sales for the six months ended June 30, 2019 were 17.6% below sales for the same period last year, which was attributed primarily to sales in the first quarter of 2019. Gross profit margins for the second quarter of 2019 were comparable to the second quarter last year. For the six month period of 2019, however, gross profit margins were adversely impacted by lower sales and manufacturing levels during the first quarter of 2019. Engineering and product development expenses for the second quarter and six month periods of 2019 exceeded expenses for the comparable periods last year. The second quarter of 2019 yielded operating income; an improvement from an operating loss in the first quarter of 2019. For the six month period of 2019, we recognized an operating loss compared with operating income for the same period last year.

For the second quarter of 2019, our sales decreased 2.7% to approximately $13.3 million, compared with approximately $13.7 million for the same quarter last year. For the six months ended June 30, 2019, sales decreased 17.6% to approximately $20.9 million, compared with $25.4 million for the same period last year.

Gross profit margins as a percentage of sales for the second quarter of 2019 were approximately 42.9%, compared with 43.1% for the second quarter last year. For the six month period ended June 30, 2019, gross profit margins as a percentage of sales decreased to 38.9%, compared with 42.2% for the same period last year.

Selling, general and administrative expenses (“SG&A”) for the second quarter of 2019 totaled approximately $5.7 million (42.7% of sales), compared with approximately $4.6 million (33.3% of sales) for the same quarter last year. SG&A expenses for the first six months of 2019 totaled approximately $10.4 million (49.8% of sales), compared with approximately $8.6 million (34.0% of sales) for the same period last year.

For the second quarter of 2019, we recognized operating income of approximately $20,000, compared with approximately $1.3 million for the same quarter last year. For the six month period of 2019, we reported an operating loss of approximately $2.3 million, compared with operating income of approximately $2.1 million for the same period last year.

For the second quarter of 2019, we recognized an unrealized loss totaling $148,000 on our investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with an unrealized loss of $55,000 on the investment for the second quarter last year. For the six month period ended June 30, 2019, we recognized unrealized gain of approximately $444,000, compared with an unrealized loss of $352,000 for last year’s six month period. Also for the six months ended June 30, 2018, we recognized a loss on the sale of securities totaling approximately $849,000.

Net loss for the three months ended June 30, 2019 was approximately $247,000 ($0.02 per basic and diluted share), compared with net income of approximately $947,000 ($0.07 per basic and diluted share) for the same quarter last year. For the six months ended June 30, 2019, net loss totaled approximately $1.6 million ($0.12 per basic and diluted share), compared with net income of approximately $503,000 ($0.04 per basic and diluted share) for the same period last year.

As of June 30, 2019, working capital totaled approximately $17.1 million, of which approximately $12.5 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2018, working capital totaled approximately $21.0 million, of which approximately $17.0 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(57.1)	(56.9)	(61.1)	(57.8)
Gross margin	42.9	43.1	38.9	42.2
Selling, general and administrative expenses	(42.7)	(33.3)	(49.8)	(34.0)
Other income (expense)	(0.8)	(0.7)	2.5	(5.5)
(Loss) income before income taxes	(0.9)	9.1	(8.4)	2.7
Income tax (expense) benefit	(1.2)	(2.1)	1.0	(0.7)
Net (loss) income	(1.8)%	7.0%	(7.5)%	2.0%

Net Sales

For the second quarter ended June 30, 2019, net sales totaled approximately $13.3 million, compared with approximately $13.7 million for the same quarter last year. Sales for the six months ended June 30, 2019 totaled approximately $20.9 million, compared with approximately $25.4 million for the six month period last year.

Net sales for the second quarter of 2019 were comparable with sales for the second quarter last year, and increased 73.9% ($5.7 million) from the first quarter this year, which was adversely impacted by the shutdown of the federal government in the United States and sluggish sales to state and local government agency customers. Subsequent to the shutdown, orders from federal government customers improved during the second quarter. Sales to state public safety agencies also improved during the second quarter, including a previously announced order from the state of California, which was fulfilled during the second quarter of 2019.

We are encouraged by our funnel of sales prospects, including potential new customers in federal, state and local public safety agencies. Our sales and marketing resources have been expanded and strengthened in order to capitalize on these opportunities in the future.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2019 were approximately 42.9%, compared with 43.1% for the same quarter last year, and improved from 31.9% for the first quarter this year. For the six month period ended June 30, 2019, gross profit margins were approximately 38.9%, compared with 42.2% for the same period last year.

Our cost of products and gross profit margins are derived primarily from material, labor and overhead costs, product mix, manufacturing volumes and pricing. For the second quarter of 2019, the improvement in gross profit margins from the preceding quarter was a reflection of higher sales and manufacturing volumes combined with a more favorable mix of product sales. Gross profit margins for the first quarter of 2019 were adversely impacted by increased material costs for certain components and a mix of sales weighted more heavily toward lower margin products. Also, lower manufacturing volumes in the first quarter contributed to suboptimal utilization and absorption of manufacturing and support expenses. Anticipated sales growth and the expected production and sale of new products should favorably impact overall gross profit margins in the future.

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

SG&A expenses for the second quarter ended June 30, 2019 totaled approximately $5.7 million, or 42.7% of sales, compared with approximately $4.6 million, or 33.3% of sales, for the second quarter last year. For the six months ended June 30, 2019, SG&A expenses totaled approximately $10.4 million, or 49.8% of sales, compared with approximately $8.6 million, or 34.0% of sales, for the six month period last year.

Engineering and product development expenses for the second quarter of 2019 totaled approximately $3.1 million (23.3% of total sales), compared with approximately $1.9 million (13.8% of total sales) for the same quarter last year. For the six months ended June 30, 2019, engineering and product development expenses totaled approximately $5.2 million (25.1% of total sales), compared with approximately $3.7 million (14.5% of total sales) for the six month period last year. During the first six months of 2019, we launched two new product development initiatives relating to a new line of portable and mobile radios to succeed our current KNG line, while also continuing to invest in the development of our BKR 9000 multiband product.

Marketing and selling expenses for the second quarter of 2019 totaled approximately $1.3 million (9.6% of sales), compared with approximately $1.6 million (12.0% of sales) for the second quarter last year. For the six months ended June 30, 2019, marketing and selling expenses totaled approximately $2.7 million (12.9% of sales), compared with approximately $2.9 million (11.2% of sales). Sales incentive commission expenses decreased as a result of lower sales, which were partially offset by expenses associated with additional sales staff.

General and administrative expenses for the second quarter of 2019 totaled approximately $1.3 million (9.8% of total sales), compared with approximately $1.0 million (7.5% of total sales) for the second quarter last year. For the six months ended June 30, 2019, general and administrative expenses totaled approximately $2.5 million (11.9% of sales), compared with approximately $2.1 million (8.2% of sales) for the six month period last year. The increase in general and administrative expenses was attributed primarily to corporate headquarters, including our holding company reorganization, and upgrading our information technology security and capabilities.

Operating (Loss) Income

Operating income for the second quarter ended June 30, 2019 totaled approximately $20,000 (0.2% of sales), compared with operating income of approximately $1.3 million (9.7% of sales) for the same quarter last year. For the six months ended June 30, 2019, our operating loss totaled approximately $2.3 million (11.0% of sales), compared with operating income of approximately $2.1 million for the six month period last year. The decline in operating income for the quarter, and the operating loss for the six month period, of 2019 was attributed primarily to lower sales and gross profit margins, combined with increased product development expenses.

Other Income (Expense)

We recorded net interest income of approximately $46,000 for the second quarter ended June 30, 2019, compared with approximately $19,000 for the second quarter last year. For the six months ended June 30, 2019, net interest income totaled approximately $101,000, compared with approximately $35,000 for the six month period last year. Interest income increased primarily as a result of a higher cash balance compared with the prior year’s periods. Interest expense may be incurred from time to time on outstanding borrowings under the Credit Facility (defined below) and earn interest income on our cash balances. The interest rate on such Credit Facility as of June 30, 2019 was the Wall Street Journal prime rate plus 25 basis points (5.75% as of June 30, 2019). We had no outstanding borrowings as of June 30, 2019.

For the three months ended June 30, 2019, we recognized an unrealized loss of approximately $148,000 on our investment in 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH). For the six months ended June 30, 2019, we recognized an unrealized gain of approximately $444,000 on the same investment. During 2018, we indirectly purchased 477,282 shares of common stock of PIH, for approximately $3.7 million, through an investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner.

For the three and six months ended June 30, 2019, we recognized other expenses totaling approximately $11,000 and $13,000, respectively, compared with approximately $58,000 and $225,000, respectively, for the same periods last year. Other expenses in 2018 were primarily attributed the disposal of assets related to a discontinued product initiative and exchange losses related to sales under a Canadian dollar-denominated contract.

Income Taxes

We recorded an income tax expense of approximately $154,000 for the three months ended June 30, 2019, compared with income tax expense of approximately $290,000 for the second quarter last year. For the six months ended June 30, 2019, we recorded an income tax benefit of approximately $201,000, compared with income tax expense of approximately $183,000 for the six month period last year.

Our income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.  For 2019, we generally expect our effective tax rate to be comparable to last year.

As of June 30, 2019, our net deferred tax assets totaled approximately $3.7 million, and were primarily derived from research and development tax credits and accrued expenses.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2019.

Liquidity and Capital Resources

For the six months ended June 30, 2019, net cash used in operating activities totaled approximately $1.3 million, compared with cash provided by operating activities of approximately $0.7 million for the same period last year.  Cash used in operating activities for the six months ended June 30, 2019, was primarily related to a net loss, an increase in inventories, a decrease in accrued compensation, and unrealized gains on investment in securities, partially offset by increased accounts payable and decreased accounts receivable.

For the six months ended June 30, 2019, we had a net loss of approximately $1.6 million, compared with net income of approximately $503,000 for the same period last year. Accrued compensation decreased approximately $691,000 for the 2019 period, which was attributed primarily to the payment of sales and management incentive compensation. For the same period last year, accrued compensation increased approximately $251,000. Net inventories increased during the six months ended June 30, 2019 by approximately $1.8 million, compared with a decrease of approximately $1.6 million for the same period last year. The increase for the six months period of 2019 was primarily attributable to material purchases combined with a decrease in sales. Unrealized gains on securities for the six months ended June 30, 2019 totaled approximately $444,000, compared with losses of approximately $1.2 million for the same period last year. For additional information pertaining to our investment in securities, refer to Notes 1 (Condensed Consolidated Financial Statements) and 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. Accounts receivable decreased approximately $628,000 during the six months ended June 30, 2019, compared with an increase of approximately $1.5 million for the same period last year. The decrease in accounts receivable was attributable to collections. Accounts payable for the six months ended June 30, 2019, increased approximately $1.2 million, compared with a decrease of approximately $2.4 million for the same period last year, primarily due to timing of payments to material suppliers. Depreciation and amortization totaled approximately $575,000 for the six months ended June 30, 2019, compared with approximately $439,000 for the same period last year.

Cash used in investing activities for the six months ended June 30, 2019 totaled approximately $1.5 million and was attributed to purchases of property, plant and equipment. For the same period last year, cash provided by investing activities totaled approximately $4.0 million, comprised primarily of proceeds from the sale of available-for-sale securities totaling approximately $8.3 million, which was partially offset by an investment in FGI 1347 Holdings, LP of approximately $3.7 million, and purchases of property, plant and equipment totaling approximately $569,000.

For the six months ended June 30, 2019, approximately $1.1 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $510,000 and stock repurchases totaling approximately $550,000. For the same period last year, approximately $544,000 was used to pay dividends and approximately $616,000 was used for stock repurchases.

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

 BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement as of the date of filing this report. As of June 30, 2019 and the date of filing this report, there were no borrowings outstanding under the Credit Facility and there was $1.0 million of borrowing available under the Credit Facility.

Our cash and cash equivalents balance at June 30, 2019 was approximately $7.4 million.  We believe these funds combined with anticipated cash generated from operations and borrowing availability under our Credit Facility are sufficient to meet our working capital requirements for the foreseeable future. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

There were no changes to our critical accounting policies during the quarter ended June 30, 2019, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2019. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A.
RISK FACTORS

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report, except as follows:

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
04/01/19-04/30/19	27,489	$4.12	27,489	280,068
05/01/19-05/31/19	13,619	$4.05	13,619	266,449
06/01/19-06/30/19	10,023	$4.05	10,023	256,426
Total	51,131	$4.07	51,131

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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 6, 2019	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: August 6, 2019	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)