Form 10-Q
period 2019-09-30
BK Technologies Corp
filed 2019-11-06
CIK 2186

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 12,658,543 shares of common stock, $0.60 par value, of the registrant outstanding at October 25, 2019.

PART I - FINANCIAL INFORMATION

Item 1.                   FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,825	$11,268
Trade accounts receivable, net	2,871	5,721
Inventories, net	14,450	11,466
Prepaid expenses and other current assets	1,792	2,401
Total current assets	27,938	30,856

Property, plant and equipment, net	4,134	2,729
Right-of-use (ROU) asset	2,558	—
Investment in securities	2,105	1,919
Deferred tax assets, net	3,911	3,495
Other assets	223	192
Total assets	$40,869	$39,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,854	$5,595
Accrued compensation and related taxes	1,160	2,014
Accrued warranty expense	1,390	1,546
Accrued other expenses and other current liabilities	512	292
Dividends payable	253	256
Short-term lease liability	263	—
Note payable-current portion	77	—
Deferred revenue	281	180
Total current liabilities	10,790	9,883

Note payable, net of current portion	348	—
Long-term lease liability	2,295	—
Deferred revenue	2,419	1,596
Total liabilities	15,852	11,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,929,381 and 13,882,937 issued; and 12,672,056 and 12,817,829 outstanding shares at September 30, 2019 and December 31, 2018, respectively	8,357	8,330
Additional paid-in capital	26,037	25,867
Accumulated deficit	(4,482)	(2,393)
Treasury stock, at cost, 1,257,325 and 1,065,108 shares at September 30, 2019 and December 31, 2018, respectively	(4,895)	(4,092)
Total stockholders’ equity	25,017	27,712
Total liabilities and stockholders’ equity	$40,869	$39,191

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales, net	$11,805	$13,302	$32,743	$38,704
Expenses
Cost of products	6,699	7,839	19,499	22,519
Selling, general and administrative	4,811	4,585	15,247	13,229
Total expenses	11,510	12,424	34,746	35,748

Operating income (loss)	295	878	(2,003)	2,956

Other (expense) income:
Net interest income	33	28	134	63
(Loss) gain on investment in securities	(258)	(191)	186	(1,392)
Other expense	(85)	(48)	(98)	(274)
Total other (expense) income	(310)	(211)	222	(1,603)

(Loss) income before income taxes	(15)	667	(1,781)	1,353

Income tax benefit (expense)	253	(17)	454	(200)

Net income (loss)	$238	$650	$(1,327)	$1,153

Net income (loss) per share-basic and diluted:	$0.02	$0.05	$(0.10)	$0.09
Weighted average shares outstanding-basic	12,696,273	13,479,759	12,725,793	13,538,116
Weighted average shares outstanding-diluted	12,709,057	13,501,587	12,725,793	13,563,990

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating activities
Net (loss) income	$(1,327)	$1,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventories allowances	112	(31)
Deferred tax benefit	(416)	195
Depreciation and amortization	896	702
Share-based compensation expense	110	66
Restricted stock unit compensation expense	85	111
(Gain) loss on investment in securities	(186)	1,392
Changes in operating assets and liabilities:
Trade accounts receivable	2,850	(1,883)
Inventories	(3,096)	3,700
Prepaid expenses and other current assets	609	(869)
Other assets	(31)	31
Accounts payable	1,259	(2,475)
Accrued compensation and related taxes	(854)	288
Accrued warranty expense	(156)	45
Deferred revenue	924	963
Accrued other expenses and other current liabilities	220	(745)
Net cash provided by operating activities	999	2,643

Investing activities
Purchases of property, plant and equipment	(2,301)	(1,067)
Investment in securities	—	(3,741)
Proceeds from sale of available-for-sale securities	—	8,335
Net cash (used in) provided by investing activities	(2,301)	3,527

Financing activities
Proceeds from note payable	425	—
Proceeds from issuance of common stock	2	—
Cash dividends declared and paid	(765)	(815)
Repurchase of common stock	(803)	(1,153)
Net cash used in financing activities	(1,141)	(1,968)

Net change in cash and cash equivalents	(2,443)	4,202
Cash and cash equivalents, beginning of period	11,268	7,147
Cash and cash equivalents, end of period	$8,825	$11,349

Supplemental disclosure
Cash paid for interest	$2	$—
Income tax paid	$—	$—
Non-cash financing activity
Restricted stock units issued	$168	$140

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal, recurring adjustments, necessary for a fair presentation have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for a full year.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” and the additional related ASUs (“ASC 606”), which replaced existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. The Company elected the modified retrospective method upon adoption, with no impact to the opening retained earnings or revenue reported. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate:

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

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses and other liabilities. As of September 30, 2019 and December 31, 2018, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data or assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing the investment in securities. There were no transfers of investment in securities between Level 1 and Level 2 during the three and nine months ended September 30, 2019 or 2018.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the condensed consolidated financial statements. Based on the Company’s lease portfolio as of September 30, 2019, which consisted solely of operating leases, the Company recognized approximately $2,558 of ROU assets and lease liabilities on its consolidated financial statements. Refer to Note 12 (Leases) for further details on leases.

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

2.
Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on September 12, 2019 to stockholders of record as of October 1, 2019. These dividends were paid on October 15, 2019.

In August 2019, the Transportation Security Administration (“TSA”) of the U.S. Department of Homeland Security notified the Company of its intent to exercise its fourth one-year option, extending the contract with the Company for an additional year to September 27, 2020. The option provides for the purchase of up to $2,000 of the Company’s products. Concurrent with the extension, the TSA placed a firm delivery order for equipment and services totaling approximately $1,800, of which $211 was shipped in September, and the remainder is anticipated to be fulfilled in the fourth quarter of 2019. The original contract awarded in September 2015 totaled $26,200, with $15,500 in firm delivery orders and $10,700 in annual option exercises.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $2,921 and $5,771 at September 30, 2019 and December 31, 2018, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consist of the following:

	September 30, 2019	December 31, 2018
Finished goods	$3,867	$2,004
Work in process	7,035	5,750
Raw materials	3,548	3,712
	$14,450	$11,466

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $741 at September 30, 2019, compared with approximately $629 at December 31, 2018.

5.
Income Taxes

The Company recorded an income tax benefit of approximately $253 and $454 for the three and nine months ended September 30, 2019, respectively, compared with an income tax expense of approximately $17 and $200, respectively, for the same periods last year.

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

As of September 30, 2019, the Company’s net deferred tax assets totaled approximately $3,911, and were primarily derived from research and development tax credits, accrued expenses and net operating loss carryforwards (“NOLs”).

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it has the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of September 30, 2019.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP, was established for the purpose of investing in securities.

As of September 30, 2019, the Company indirectly held approximately $197 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $2,105, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three months ended September 30, 2019, the Company recognized an unrealized loss on the investment of approximately $258, compared with an unrealized loss of $191 for the same period last year. For the nine months ended September 30, 2019, the Company recognized an unrealized gain on the investment of approximately $186, compared with an unrealized loss of $1,392, which was comprised of a $543 loss on the PIH investment, along with a loss on the sale of securities totaling approximately $849, for the same period last year.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of September 30, 2019, the Company and the affiliates of Fundamental Global Investors, LLC, including without limitation Ballantyne Strong, Inc., beneficially owned in the aggregate 2,714,362 shares of PIH’s common stock, representing approximately 45.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, Co-Chairman of the Company’s Board of Directors, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Co-Chairman of the Board of Directors of Ballantyne Strong. Messrs. Cerminara and Johnson also serve as Chairman and Co-Chairman, respectively, of the Board of Directors of PIH.

7.
Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007
Share-based compensation expense	—	—	21	—	—	—	21
Restricted stock unit compensation expense	—	—	34	—	—	—	34
Dividends declared ($0.02 per share)	—	—	—	(271)	—	—	(271)
Net loss	—	—	—	(443)	—	—	(443)
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Balance at March 31, 2018	13,844,584	8,307	25,697	(1,846)	—	(1,167)	30,991
Restricted stock units issued	38,353	23	(23)	—	—	—	—
Share-based compensation expense	—	—	17	—	—	—	17
Restricted stock unit compensation expense	—	—	39	—	—	—	39
Dividends declared ($0.02 per share)	—	—	—	(271)	—	—	(271)
Net income	—	—	—	946	—	—	946
Effect of adoption of ASU 2016-01	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(259)	(259)
Balance at June 30, 2018	13,882,937	8,330	25,730	(1,171)	—	(1,426)	31,463
Restricted stock units issued	—	—	—	—	—	—	—
Share-based compensation expense	—	—	28	—	—	—	28
Restricted stock unit compensation expense	—	—	38	—	—	—	38
Dividends declared ($0.02 per share)	—	—	—	(268)	—	—	(268)
Net income	—	—	—	650	—	—	650
Effect of adoption of ASU 2016-01	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(537)	(537)
Balance at September 30, 2018	13,882,937	$8,330	$25,796	$(789)	$—	$(1,963)	$31,374

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$(4,092)	$27,712
Stock options exercised and issued	1,000	—	2	—	—	2
Share-based compensation expense	—	—	31	—	—	31
Restricted stock unit compensation expense	—	—	41	—	—	41
Dividends declared ($0.02 per share)	—	—	—	(254)	—	(254)
Net loss	—	—	—	(1,318)	—	(1,318)
Repurchase of common stock	—	—	—	—	(337)	(337)
Balance at March 31, 2019	13,883,937	8,330	25,941	(3,965)	(4,429)	25,877
Restricted stock units issued	38,353	23	(23)	—	—	—
Share-based compensation expense	—	—	37	—	—	37
Restricted stock unit compensation expense	—	—	33	—	—	33
Dividends declared ($0.02 per share)	—	—	—	(255)	—	(255)
Net loss	—	—	—	(247)	—	(247)
Repurchase of common stock	—	—	—	—	(213)	(213)
Balance at June 30, 2019	13,922,290	8,353	25,988	(4,467)	(4,642)	25,232
Restricted stock units issued	7,091	4	(4)	—	—	—
Share-based compensation expense	—	—	42	—	—	42
Restricted stock unit compensation expense	—	—	11	—	—	11
Dividends declared ($0.02 per share)	—	—	—	(253)	—	(253)
Net income	—	—	—	238	—	238
Repurchase of common stock	—	—	—	—	(253)	(253)
Balance at September 30, 2019	13,929,381	$8,357	$26,037	$(4,482)	$(4,895)	$25,017

8.
Loss per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net (loss) income (numerator for basic and diluted income per share)	$238	$650	$(1,327)	$1,153
Denominator:
Denominator for basic (loss) income per share weighted average shares	12,696,273	13,479,759	12,725,793	13,538,116
Effect of dilutive securities:
Options and restricted stock units	12,784	21,828	—	25,874
Denominator:
Denominator for diluted (loss) income per share weighted average shares	12,709,057	13,501,587	12,725,793	13,563,990
Basic (loss) income per share	$0.02	$0.05	$(0.10)	$0.09
Diluted (loss) income per share	$0.02	$0.05	$(0.10)	$0.09

Approximately 431,829 and 20,364 stock options and 0 and 7,943 restricted stock units for the three and nine months ended September 30, 2019, respectively, and 434,500 stock options and 11,322 restricted stock units granted for the three and nine months ended September 30, 2018, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $42 and $110 for the three and nine months ended September 30, 2019, respectively, compared with $28 and $66, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2019 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2019 is presented below:

As of January 1, 2019	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	460,500	4.22	—	1.76	—
Vested	156,900	4.03	—	2.05	—
Nonvested	303,600	4.32	—	1.61	—

Period activity
Issued	120,000	4.12	—	2.11	—
Exercised	1,000	1.89	—	0.71	—
Forfeited	28,000	4.45	—	1.49	—
Expired	—	—	—	—	—

As of September 30, 2019
Outstanding	551,500	4.19	6.93	1.85	28,250
Vested	219,800	4.12	4.55	1.94	28,250
Nonvested	331,700	4.24	8.51	1.80	—

Restricted Stock Units

On September 6, 2019, the Company granted to each non-employee director restricted stock units with a grant fair value of $40 per award (resulting in total aggregate grant-date fair value of $280), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

On September 6, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units vest in full as of the director’s last date of service as a director of the Company. On September 6, 2019, which was the first anniversary of the grant date, the first tranche of the September 2018 restricted stock units vested.

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

The Company recorded non-cash restricted stock unit compensation expense of $11 and $85 for the three and nine months ended September 30, 2019, respectively, compared with $38 and $111, respectively, for the same periods last year.

10.
Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of September 30, 2019.

Purchase Commitments

As of September 30, 2019, the Company had purchase orders to suppliers of approximately $6,196.

Significant Customers

Sales to United States government agencies represented approximately $8,585 (72.7%) and $18,006 (55.0%) of the Company’s net total sales for the three and nine months ended September 30, 2019, respectively, compared with approximately $7,110 (53.5%) and $15,879 (41.0%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $1,937 as of September 30, 2019, compared with approximately $3,440 at the same date last year.

11.
Debt

On September 25, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement has a term of five years and bears a fixed interest rate of 5.11%.

On March 28, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, RELM Communications, Inc., a wholly-owned subsidiary of BK Technologies, Inc., and Silicon Valley Bank, as lender (“SVB”), entered into an Amended and Restated Loan and Security Agreement (the “Loan and Security Agreement”). The Loan and Security Agreement replaced BK Technologies, Inc.’s prior Loan and Security Agreement with SVB (the “Prior Agreement”) under which its secured revolving credit facility (the “Credit Facility”) was maintained.

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

BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement as of the date of filing this report. As of September 30, 2019 and the date of filing this report, there were no borrowings outstanding under the Credit Facility.

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

Lease costs consist of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$134	$402
Short-term lease cost	6	16
Variable lease cost	31	94
Total lease cost	$171	$512

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$118	$354
Operating cash flows (liability reduction)	78	234

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	2,840

Other information related to operating leases was as follows:

September 30, 2019
Weighted average remaining lease term (in years)	7.61
Weighted average discount rate	5.50%

Maturity of lease liabilities as of September 30, 2019 are as follows:

September 30, 2019
Remaining three months of 2019	$118
2020	401
2021	431
2022	439
2023	448
Thereafter	1,379
Total payments	3,216
Less: imputed interest	658
Total liability	$2,558

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

●
our ability to attract and retain executive officers, skilled workers and key personnel;

●
our ability to manage our growth;

●
our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

●
impact of our capital allocation strategy;

●
impact of government regulation;

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

Third Quarter Summary

Overall, our financial and operating results for the three and nine months ended September 30, 2019 were below those for the same periods last year. For the third quarter of 2019, sales declined 11.3%, compared with last year’s third quarter. Sales for the nine months ended September 30, 2019 were 15.4% below sales for the same period last year, which was largely attributed to sales in the first quarter of 2019. Gross profit margins for the third quarter of 2019 improved from the prior quarter of 2019 for the second consecutive quarter. For the nine month period of 2019, improved gross profit margins for the second and third quarters were adversely impacted by lower gross profit margins in the first quarter, which were driven by reduced sales and manufacturing levels. Engineering and product development expenses for the third quarter of 2019 declined 23.5% from the preceding quarter, and were 15.9% higher than last year’s third quarter. For the nine month period of 2019, engineering expenses increased 31.4%, compared with the same period last year. During the third quarter of 2019, we recognized operating income for the second consecutive quarter, following an operating loss in the first quarter of 2019. For the nine month period of 2019, we recognized an operating loss, compared with operating income for the same period last year.

For the third quarter of 2019, our sales decreased 11.3% to approximately $11.8 million, compared with approximately $13.3 million for the same quarter last year. For the nine months ended September 30, 2019, sales decreased 15.4% to approximately $32.7 million, compared with $38.7 million for the same period last year.

Gross profit margins as a percentage of sales for the third quarter of 2019 were approximately 43.3%, compared with 41.1% for the third quarter last year. For the nine month period ended September 30, 2019, gross profit margins as a percentage of sales were 40.4%, compared with 41.8% for the same period last year.

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2019 totaled approximately $4.8 million (40.8% of sales), declining approximately $870,000 (15.3%) from the preceding quarter. Comparatively, SG&A expenses for the third quarter last year totaled approximately $4.6 million (34.5% of sales). SG&A expenses for the nine months ended September 30, 2019 totaled approximately $15.2 million (46.6% of sales), compared with approximately $13.2 million (34.2% of sales) for the same period last year.

For the third quarter of 2019, we recognized operating income of approximately $295,000, compared with approximately $878,000 for the same quarter last year and compared with approximately $20,000 for the preceding quarter. For the nine month period of 2019, we reported an operating loss of approximately $2.0 million, compared with operating income of approximately $3.0 million for the same period last year.

For the third quarter of 2019, we recognized an unrealized loss totaling $258,000 on our investment in 1347 Property Insurance Holdings, Inc. (“PIH”), made through FGI 1347 Holdings, LP, a consolidated VIE. This compares with an unrealized loss of $191,000 on the investment for the third quarter last year. For the nine months ended September 30, 2019, we recognized an unrealized gain on the investment of approximately $186,000, compared with an unrealized loss of $1.4 million, which was comprised of a $543,000 loss on the PIH investment, along with a loss on the sale of securities totaling approximately $849,000, for the same period last year.

Net income for the three months ended September 30, 2019 was approximately $238,000 ($0.02 per basic and diluted share), compared with net income of approximately $650,000 ($0.05 per basic and diluted share) for the same quarter last year. For the nine months ended September 30, 2019, net loss totaled approximately $1.3 million ($0.10 per basic and diluted share), compared with net income of approximately $1.2 million ($0.09 per basic and diluted share) for the same period last year.

As of September 30, 2019, working capital totaled approximately $17.1 million, of which approximately $11.7 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2018, working capital totaled approximately $21.0 million, of which approximately $17.0 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(56.7)	(58.9)	(59.6)	(58.2)
Gross margin	43.3	41.1	40.4	41.8
Selling, general and administrative expenses	(40.8)	(34.5)	(46.6)	(34.2)
Other income (expense)	(2.6)	(1.6)	0.7	(4.1)
(Loss) income before income taxes	(0.1)	5.0	(5.5)	3.5
Income tax (expense) benefit	2.1	(0.1)	1.4	(0.5)
Net (loss) income	2.0%	4.9%	(4.1)%	3.0%

Net Sales

For the third quarter ended September 30, 2019, net sales totaled approximately $11.8 million, compared with approximately $13.3 million for the same quarter last year. Sales for the nine months ended September 30, 2019 totaled approximately $32.7 million, compared with approximately $38.7 million for the nine month period last year.

Net sales for the three and nine month periods ended September 30, 2019 were approximately 11.3% and 15.4% below the respective comparable periods last year. The decreases in sales were primarily attributed to state and international public safety agencies in California and Canada, respectively. Third quarter of 2019 sales improved relative to the first quarter this year, which was adversely impacted by the federal government shutdown and sluggish sales to state and local government agency customers and which also contributed to our decrease in net sales for the nine months ended September 30, 2019 as compared to the same period for 2018. Sales for the third quarter of 2019 were primarily driven by sales to federal legacy customers, including previously announced orders from the U.S. Forest Service. For the nine month period of 2019, such sales were supplemented by sales to state public safety agencies, including a previously announced order from the state of California, which was fulfilled during the second quarter of 2019.

Our funnel of sales prospects for coming quarters includes potential new customers in federal, state and local public safety agencies. In recent quarters, our sales and marketing resources have been strengthened, and we believe they are positioned to capitalize on these opportunities moving forward.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2019 improved to approximately 43.3%, compared with 41.1% for the same quarter last year. For the nine month period ended September 30, 2019, gross profit margins were approximately 40.4%, compared with 41.8% for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. For the third quarter of 2019, the improvement in gross profit margins reflected a more favorable mix of product sales and improved unit costs and pricing. For the nine month period, gross profit margins were adversely impacted by the first quarter, during which we experienced lower manufacturing volumes, resulting in suboptimal utilization and absorption of manufacturing and support expenses. Anticipated sales growth and the expected production and sale of new products should favorably impact overall gross profit margins in the future.

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

SG&A expenses for the third quarter ended September 30, 2019 totaled approximately $4.8 million, or 40.8% of sales, compared with approximately $4.6 million, or 34.5% of sales, for the third quarter last year. Compared with the preceding quarter of 2019, SG&A expenses declined approximately 15.3%, or $870,000. For the nine months ended September 30, 2019, SG&A expenses totaled approximately $15.2 million, or 46.6% of sales, compared with approximately $13.2 million, or 34.2% of sales, for the nine month period last year.

Engineering and product development expenses for the third quarter of 2019 totaled approximately $2.4 million (20.1% of total sales), compared with approximately $2.1 million (15.9% of total sales) for the same quarter last year. For the nine months ended September 30, 2019, engineering and product development expenses totaled approximately $7.6 million (23.3% of total sales), compared with approximately $5.8 million (15.0% of total sales) for the nine month period last year.

The increases for both the three and nine month periods were attributed to new product development. Earlier this year, we started initiatives to develop a new line of portable and mobile radios with enhanced features that are anticipated to succeed our current KNG line starting in the first half of next year. Additionally, expenses related to the development of our multi-band product increased compared with the same periods last year. During the third quarter of 2019, we added a seasoned engineering executive to the senior management staff with a primary focus on evaluating, directing and completing the multi-band initiative. In October 2019, this executive was promoted to Chief Technical Officer. The evaluation identified design changes that we believe should improve the product’s functionality and performance. As a result of implementing these changes, the precise date for introducing the multi-band product in the market is uncertain; however, it is anticipated to be in the second half of 2020.

Marketing and selling expenses for the third quarter of 2019 totaled approximately $1.4 million (11.5% of sales), compared with approximately $1.4 million (10.2% of sales) for the third quarter last year. For the nine months ended September 30, 2019, marketing and selling expenses totaled approximately $4.0 million (12.3% of sales), compared with approximately $4.2 million (10.9% of sales). Sales incentive commission expenses decreased as a result of lower sales, which were partially offset by expenses associated with additional sales staff and marketing initiatives.

General and administrative expenses for the third quarter of 2019 totaled approximately $1.1 million (9.1% of total sales), compared with approximately $1.1 million (8.3% of total sales) for the third quarter last year. For the nine months ended September 30, 2019, general and administrative expenses totaled approximately $3.6 million (11.0% of sales), compared with approximately $3.2 million (8.2% of sales) for the nine month period last year. The increase in general and administrative expenses for the nine month period was primarily attributed to corporate headquarters, including our holding company reorganization, and upgrading our information technology security and capabilities.

Operating Income (Loss)

Operating income for the third quarter ended September 30, 2019 totaled approximately $295,000 (2.5% of sales), compared with operating income of approximately $878,000 (6.6% of sales) for the same quarter last year. For the nine months ended September 30, 2019, our operating loss totaled approximately $2.0 million (6.1% of sales), compared with operating income of approximately $3.0 million (7.6% of sales) for the nine month period last year. The decline in operating income for the third quarter, and the operating loss for the nine month period, of 2019 was primarily attributed to lower sales, combined with increased product development expenses.

Other (Expense) Income

We recorded net interest income of approximately $33,000 for the third quarter ended September 30, 2019, compared with approximately $28,000 for the third quarter last year. For the nine months ended September 30, 2019, net interest income totaled approximately $134,000, compared with approximately $63,000 for the nine month period last year. Interest income primarily increased as a result of more favorable interest rates, compared with the prior year’s periods. Interest expense may be incurred from time to time on outstanding borrowings under the Credit Facility (defined below) and earn interest income on our cash balances. The interest rate on such Credit Facility as of September 30, 2019 was The Wall Street Journal prime rate plus 25 basis points (5.25% as of September 30, 2019). We had no outstanding borrowings under the Credit Facility as of September 30, 2019. In addition, on September 25, 2019, through a wholly-owned subsidiary, we entered into a Master Loan Agreement with U.S. Bank Equipment Finance, a division of U.S. Bank National Association, in the amount of $425,000, to finance various items of equipment. The loan is collateralized by equipment. The agreement has a term of five years and bears a fixed interest rate of 5.11%.

For the three months ended September 30, 2019, we recognized an unrealized loss of approximately $258,000 on our investment in 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), compared to an unrealized loss of $191,000 for the same period last year. For the nine months ended September 30, 2019, we recognized an unrealized gain of approximately $186,000 on the same investment. For the nine months ended September 30, 2018, we recognized an unrealized loss of $1.4 million, which was comprised of a $543,000 loss on the PIH investment, along with a loss on the sale of securities totaling approximately $849,000.

For the three months ended September 30, 2019, we recognized other expense totaling approximately $85,000, compared with approximately $48,000 for the third quarter last year. For the nine months ended September 30, 2019, we recognized other expenses totaling approximately $98,000, compared with approximately $274,000 for the nine month period last year. Other expenses in 2018 were primarily attributed to the disposal of assets related to a discontinued product initiative and exchange losses related to sales under a Canadian dollar-denominated contract.

Income Taxes

We recorded an income tax benefit of approximately $253,000 for the three months ended September 30, 2019, compared with income tax expense of approximately $17,000 for the third quarter last year. For the nine months ended September 30, 2019, we recorded an income tax benefit of approximately $454,000, compared with income tax expense of approximately $200,000 for the nine month period last year.

Our income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period. For 2019, we generally expect our effective tax rate to be slightly lower than last year.

As of September 30, 2019, our net deferred tax assets totaled approximately $3.9 million, and were primarily derived from research and development tax credits and accrued expenses.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2019.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, net cash provided by operating activities totaled approximately $1.0 million, compared with cash provided by operating activities of approximately $2.6 million for the same period last year.  Cash provided by operating activities for the nine months ended September 30, 2019, was primarily related to a decrease in accounts receivable, an increase in accounts payable and an increase in depreciation and amortization, which was partially offset by an increase in inventory, a decrease in accrued compensation and unrealized gains on investment and a net loss.

For the nine months ended September 30, 2019, we had a net loss of approximately $1.3 million, compared with net income of approximately $1.2 million for the same period last year. Accrued compensation decreased approximately $854,000 for the 2019 period, which was primarily attributed to the payment of sales and management incentive compensation. For the same period last year, accrued compensation increased approximately $288,000. Net inventories increased during the nine months ended September 30, 2019 by approximately $3.1 million, compared with a decrease of approximately $3.7 million for the same period last year. The increase for the nine month period of 2019 was primarily attributable to material purchases, combined with a decrease in sales. Unrealized gains on securities for the nine months ended September 30, 2019 totaled approximately $186,000, compared with losses of approximately $1.4 million for the same period last year. For additional information pertaining to our investment in securities, refer to Notes 1 (Condensed Consolidated Financial Statements) and 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. Accounts receivable decreased approximately $2.9 million during the nine months ended September 30, 2019, compared with an increase of approximately $1.9 million for the same period last year. The decrease in accounts receivable was attributable to collections. Accounts payable for the nine months ended September 30, 2019, increased approximately $1.3 million, compared with a decrease of approximately $2.5 million for the same period last year, primarily due to timing of payments to material suppliers. Depreciation and amortization totaled approximately $896,000 for the nine months ended September 30, 2019, compared with approximately $702,000 for the same period last year.

Cash used in investing activities for the nine months ended September 30, 2019 totaled approximately $2.3 million and was attributed to purchases of property, plant and equipment. For the same period last year, cash provided by investing activities totaled approximately $3.5 million, primarily comprised of proceeds from the sale of available-for-sale securities totaling approximately $8.3 million, which was partially offset by an investment in FGI 1347 Holdings, LP of approximately $3.7 million and purchases of property, plant and equipment totaling approximately $1.1 million.

For the nine months ended September 30, 2019, approximately $1.1 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $0.8 million and stock repurchases totaling approximately $0.8 million, partially offset by $0.4 million received from U.S. Bank Equipment Finance for the purchase of manufacturing equipment items, pursuant to the Master Loan Agreement, described below. For the same period last year, approximately $0.8 million was used to pay dividends and approximately $1.2 million was used for stock repurchases.

On September 25, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425,000 to finance manufacturing items of equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement has a term of five years and bears an interest rate of 5.11%.

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

BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement as of the date of filing this report. As of September 30, 2019 and the date of filing this report, there were no borrowings outstanding under the Credit Facility and there was $1.0 million of borrowing available under the Credit Facility.

Our cash and cash equivalents balance at September 30, 2019 was approximately $8.8 million.  We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Credit Facility, are sufficient to meet our working capital requirements for the foreseeable future. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and “Item 1A. Risk Factors” below in this report.

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

There were no changes to our critical accounting policies during the quarter ended September 30, 2019, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2019. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
07/01/19-07/31/19	21,369	$4.13	21,369	235,057
08/01/19-08/31/19	25,822	$3.99	25,822	209,235
09/01/19-09/30/19	15,960	$3.67	15,960	193,275
Total	63,151	$3.93	63,151

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
Exhibit 10.1
First Amendment, approved October 30, 2019, to Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and James R. Holthaus (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2019)

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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: November 6, 2019	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: November 6, 2019	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)