Form 10-K
period 2019-12-31
BK Technologies Corp
filed 2020-03-04
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-32644

———————
BK TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)
———————

Nevada	83-4064262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Technology Drive
West Melbourne, Florida 32904
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.60	BKTI	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019, based on the closing price of such stock on the NYSE American on such date, was $27,554,176. As of February 20, 2020, 12,548,094 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2020 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2019.

PART I

Item 1. Business

General

BK Technologies Corporation (NYSE American: BKTI) (together with its wholly owned subsidiaries, “BK,” the “Company,” “we” or “us”) is a holding company that, through BK Technologies, Inc., its operating subsidiary, provides two-way radio communications equipment of high quality and reliability. All operating activities described herein are undertaken by our operating subsidiary.

In business for over 70 years, BK designs, manufactures and markets wireless communications products consisting of two-way land mobile radios (“LMRs”), repeaters, base stations and related components and subsystems. Two-way LMRs can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way LMRs, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

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

We offer products under the brand names BK Radio and RELM. Generally, BK Technologies and BK Radio-branded products serve the government and public safety market, while RELM-branded products serve the business and industrial market.

BK Technologies and BK Radio-branded products consist of high-specification LMR equipment for professional radio users primarily in government, public safety and military applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the KNG and KNG2 product lines. RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools and transportation services. Typically, these users are not radio professionals and require easy, fast and affordable communication among a defined group of users.

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

On March 28, 2019, we implemented a holding company reorganization. The reorganization created a new holding company, BK Technologies Corporation, which became the new parent company of BK Technologies, Inc. BK Technologies Corporation’s only significant assets are the outstanding equity interests in BK Technologies, Inc. and any other future subsidiaries of BK Technologies Corporation. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. For additional information regarding the reorganization, please see below under “Significant Events.”

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

Available Information

Our Internet website address is www.bktechnologies.com. We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor Relations.” The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website at http://www.sec.gov.

Significant Events

On March 28, 2019, we implemented a holding company reorganization. The reorganization created a new holding company, BK Technologies Corporation, which became the new parent company of BK Technologies, Inc. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. We did not incur any material operational or financial impacts in connection with the reorganization. The holding company reorganization was effected through a merger transaction among BK Technologies, Inc., BK Technologies Corporation, then a wholly-owned subsidiary of BK Technologies, Inc., and a former direct, wholly-owned subsidiary of BK Technologies Corporation that merged with and into BK Technologies, Inc., with BK Technologies, Inc. surviving as a wholly-owned subsidiary of BK Technologies Corporation. The merger was a tax-free transaction for U.S. federal income tax purposes for our stockholders. No stockholder vote was required to effect the merger transaction.

As part of the holding company reorganization, stockholders of BK Technologies, Inc. became stockholders of BK Technologies Corporation, on a one-for-one basis, with the same number of shares and same ownership percentage of common stock that they held immediately prior to the holding company reorganization. Following the reorganization, BK Technologies Corporation replaced BK Technologies, Inc. as the publicly traded entity, and shares of BK Technologies Corporation were listed on the NYSE American under the symbol “BKTI,” which is the same symbol as previously used by BK Technologies, Inc. Our common stock was assigned a new CUSIP Number: 05587G 104. The holding company has the same directors and executive officers as its predecessor, BK Technologies, Inc.

On July 10, 2019, we announced that our operating subsidiary received an order totaling approximately $3.1 million from the U.S. Forest Service (“USFS”). The order was for KNG-Series Digital P-25 portable and mobile radios with accessories. The order was fulfilled in the third quarter of 2019.

On July 11, 2019, we announced that our operating subsidiary received an order totaling approximately $1.6 million for KNG-Series radios and related accessories from a new California State customer. The order was for KNG-Series Digital P-25 portable and mobile radios with accessories and was fulfilled in the second quarter of 2019.

In August 2019, the Transportation Security Administration (“TSA”) of the U.S. Department of Homeland Security (“DHS”) notified us of its intent to exercise its fourth one-year option, extending the contract with us for an additional year to September 27, 2020. The option provides for the purchase of up to $2.0 million of our products. Concurrent with the extension, the TSA placed a firm delivery order for equipment and services totaling approximately $1.8 million of which approximately $0.2 million was shipped in September 2019, and the remainder was fulfilled in the fourth quarter of 2019. The original contract awarded in September 2015 totaled $26.2 million, with $15.5 million in firm delivery orders and $10.7 million in annual option exercises.

On January 15, 2020, we announced that our operating subsidiary received an order totaling approximately $2.1 million for KNG2-Series radios and related accessories from a California State customer. The order was for KNG2-Series Digital P-25 portable radios with accessories and was fulfilled in the fourth quarter of 2019.

During 2019, pursuant to our capital return program, we declared and paid four quarterly dividends of $0.02 per share of our common stock. We have paid fifteen consecutive quarterly dividends. In addition, we declared a quarterly dividend of $0.02 per share of our common stock on March 2, 2020, to be paid on April 13, 2020 to holders of record as of March 31, 2020.

On February 5, 2020, we announced that our operating subsidiary received orders totaling approximately $2.8 million from the USFS. The orders are for KNG-Series Digital P-25 portable radios, mobile radios, and base stations, as well as related accessories. The order is expected to be fulfilled in the first quarter of 2020.

In December 2019, a strain of the coronavirus surfaced in Wuhan, China. Subsequently, governmental and commercial efforts commenced to contain the spread of the virus. As a result, some of our supply chain partners in China temporarily suspended or modified their business operations beyond the normal Chinese Lunar New Year shutdown. In February 2020, operations resumed to varying degrees at certain of our supply chain partners. These developments have not impacted our operations to-date. The situation, however, is complex and rapidly-evolving. The potential future impact on our operations, if any, is uncertain.

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

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. Users of nationally available 700 MHz frequencies designed for interoperability are required to use P-25 equipment. In addition, U.S. Federal Government grant programs that provide assistance in funding for state and local agencies to purchase interoperable communications equipment for first responders strongly encourage compliance with the P-25 standard. Accordingly, although funding for LMR purchases by many government agencies is limited, we believe that, as users upgrade equipment to achieve interoperability and comply with FCC narrow-banding mandates, demand for P-25 equipment will continue to grow. Additionally, the P-25 standard has also been widely adopted in other countries. The migration to P-25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market utilize alternative digital technologies (e.g., Digital Mobile Radio) and analog LMR products.

Presently, the market is dominated by one supplier, Motorola Solutions, Inc., which offers a broader range of products than we do, including multiband radios. However, the open architecture of the P-25 standard is designed to eliminate the ability of one or more suppliers to lock out competitors. Formerly, because of proprietary characteristics incorporated in many LMR systems, a customer was effectively precluded from purchasing additional LMR products from a supplier other than the initial supplier of the system. Additionally, the system infrastructure technology was prohibitive for smaller suppliers to develop and implement. P-25 provides an environment in which users will increasingly have a wider selection of LMR suppliers, including smaller suppliers such as BK.

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

We employ both analog and digital technologies in our products. Our digital products are compliant with P-25 specifications. Our P-25 digital products and our analog products function in the VHF (136MHz – 174MHz), UHF (380MHz – 470MHz, 450MHz – 520MHz), and 700-800 MHz bands.

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

The P-25 CAP is a voluntary program that allows LMR equipment suppliers to formally demonstrate their products’ compliance with P-25 requirements. The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies the P-25 standard for performance, conformance and interoperability. The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the DHS’s Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers and the emergency response community.

Description of Markets

Government and Public Safety Market

The government and public safety market includes military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users or through two-way communications dealers. Government and public safety sales represented approximately 93% of our total sales for 2019 and 95% for 2018.

Government and public safety users currently use products that employ either P-25 digital or analog technology. However, public safety users in federal, state and local government agencies and certain other countries are migrating to primarily using digital P-25 products. The evolution of the standard and compliant digital products is explained in the “Industry Overview” section above.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable push-to-talk communication among a discrete group of users, such as corporate disaster recovery, hotels, construction firms, schools and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 7% of our total sales for 2019 and 5% for 2018.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 18 employees, combined with contract engineering resources. Their primary development focus has been the design of a new line of next-generation P-25 digital products, the BKR Series, which we expect to eventually supplant our flagship KNG and KNG2 products. We anticipate that the first product in this line will be available in 2020 pending approval of the FCC. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently, we added UHF and 700-800MHz products, as well as P-25 Phase II TDMA (Time Division Multiple Access) trunking. The KNG2 Series was introduced in 2016. Our KNG and KNG2 products also provide encrypted operation, GPS location and network authentication capabilities.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied and production engineering.

For 2019 and 2018, our engineering and development expenses were approximately $9.8 million and $7.8 million, respectively. The increase was primarily attributed to the development of a new line of products, including multiband radios, that we anticipate will supplant the KNG and KNG2 series.

Intellectual Property

We presently have no U.S. patents in force. We have registered federal trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes” and have applied for registration of “BKR.” We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost-effective resources available for every aspect of our manufacturing. Consistent with that strategy, for many years we have successfully utilized a hybrid of internal manufacturing capability in concert with outside contract arrangements for different manufacturing processes. The breadth of our internal manufacturing capabilities was expanded during 2019. Our outside contract arrangements, some of which are with offshore concerns, have been managed and updated to meet our present requirements. This hybrid approach has been instrumental in controlling our product costs, allowing us to be competitive and manage our gross margins.

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

We plan to continue utilizing both internal and external contract manufacturing where it furthers our business objectives. This strategy allows us to effectively manage product costs and lead-times while focusing other resources on our core technological competencies of product design and development, and to help reduce capital investment in manufacturing equipment. We also believe that, in certain circumstances, the use of experienced, high-volume manufacturers can provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product, all of which contribute toward product cost control. To ensure that products manufactured by others meet our quality standards, our production and engineering team works closely with our ISO 9002 industry-qualified contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design and conduct periodic on-site inspections.

We rely upon a limited number of both domestic and foreign suppliers for several key products and components. Approximately 64.0% of our material, subassembly and product procurements in 2019 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During 2019 and 2018, our operations were not materially impaired due to delays from single-source suppliers. However, the absence of a single-source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources, where possible, and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all of our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the U.S. Government represented approximately 49% and 40% of our total sales for the years ended December 31, 2019 and 2018, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the USFS and the U.S. Department of Interior (“DOI”).

Backlog

Our backlog of unshipped customer orders was approximately $7.2 million and $7.6 million as of December 31, 2019 and 2018, respectively. The decrease was attributed primarily to the timing and fulfillment of orders.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2019, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2019, we had 111 employees, including 109 full-time employees, most of whom are located at our West Melbourne, Florida facility; 56 of these employees are engaged in direct manufacturing or manufacturing support, 18 in engineering, 26 in sales and marketing and 11 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2019	2018
	(in millions)
United States	$39.7	$44.8
International	0.4	4.6
Total	$40.1	$49.4

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

We depend on the success of our LMR product line

We currently depend on our LMR products as our sole source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of our BKR Series product line, including our initial multiband product, which has been delayed from initial projections and which we may be unable to successfully complete in a timely manner, or at all. Even if we successfully develop and launch the BKR Series product line, or any other new products, the development of which is a complex and uncertain process requiring innovation and investment, such products may not achieve market acceptance, which could have a material adverse effect on us.

We are engaged in a highly competitive industry

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products, including providing complete, integrated, communications systems and infrastructure. We do not provide complete, integrated, communications systems and infrastructure. These advantages may allow our competitors:

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

An increase in the demand for P-25 products could benefit competitors that are better financed and positioned to meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced two new lines of P-25 products, the KNG and KNG2 Series. We are currently developing a new line of P-25 digital products, the BKR Series, which we anticipate will include multiband products, among other new products. Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditures of funds, and we may be unable to successfully do so. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, financial condition and results of operations.

Our industry is characterized by rapidly changing technology and our success is dependent on our ability to adapt to such changes

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry has been transitioning from analog LMR products to digital LMR products in recent years. In addition, the APCO P-25 standard is being increasingly adopted. If we are unable to successfully keep up with these changes, our business, financial condition and results of operations could be materially adversely affected.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2019, approximately 49.1% of our sales were to agencies and departments of the U.S. Government. These sales were primarily to agencies of the DHS, DOD, USFS and DOI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Any delay, especially any prolonged delay, in the U.S. Government budget process or a government shutdown may result in us incurring substantial labor or other costs without reimbursement under our customer contracts, decrease the number of purchase orders issued under our contracts with government agencies, or result in the suspension of work on contracts in progress or in payment delays.

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

Our business is subject to the economic, political, and other risks of manufacturing products in foreign countries

We engage in business with manufacturers located in other countries. Approximately 67.0% of our material, subassembly and product procurements in 2019 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic, legal, health and other conditions in such foreign countries, among others. Our business, financial condition and operating results may be materially and adversely affected by, among other things, changes in the general political, social, health and economic conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China, which may cause our manufacturers or suppliers to temporarily suspend operations in the affected region, potentially negatively impacting our product launch timing and shipments, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

The U.S. Government has indicated its intent to alter its approach to trade policy, including, in some instances, to revise, renegotiate or terminate certain multilateral trade agreements. It has also imposed new tariffs on certain foreign goods and raised the possibility of imposing additional increases or new tariffs on other goods. Such actions have, in some cases, led to retaliatory trade measures by certain foreign governments. Such policies could make it more difficult or costly for us to do business in or import our products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact our revenue or operating results. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. Government or foreign governments with respect to tariff and international trade agreements and policies, and we cannot predict future trade policy or the terms of any revised trade agreements or any impact on our business.

The coronavirus could adversely impact our ability to obtain necessary materials and ship finished products to customers, which could negatively impact our results of operations and cash flow.

Governments and health organizations have identified an outbreak of an illness caused by a new coronavirus. The World Health Organization has declared the outbreak a global public health emergency. It was first detected in Wuhan City, Hubei Province, China, but has spread within China and to other countries. Since the outbreak, some of our China-based supply chain partners were temporarily closed for a period of time. Most of these facilities have been reopened to varying degrees. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow.

We carry substantial quantities of inventory, and inaccurate estimates of necessary inventory could materially harm our business, financial condition and operating results

We carry a significant amount of inventory to service customer requirements in a timely manner. If we are unable to sell this inventory over a commercially reasonable time, in the future we may be required to take inventory markdowns, which would reduce our net sales and/or gross margins. In addition, it is critical to our success that we accurately predict trends in customer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could materially harm our business, financial condition and operating results.

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

Our investment strategy may not be successful, which could adversely impact our financial condition

We may invest part of our cash balances in public companies. For example, as of December 31, 2019, we held 477,282 shares of the common stock of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) (“PIH”). These types of investments are more risky than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

Fundamental Global Investors, LLC, with its affiliates, is our largest stockholder, and its interests may differ from the interests of our other stockholders

The interests of Fundamental Global Investors, LLC (“Fundamental Global”) may differ from the interests of our other stockholders. Fundamental Global and its affiliates, including CWA Asset Management Group, LLC, 50% of which is owned by Fundamental Global, together hold approximately 39% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Partner and Manager of Fundamental Global and Chairman and Chief Executive Officer of Ballantyne Strong, Inc., and Lewis Johnson, President, Partner and Manager of Fundamental Global Investors, LLC and Co-Chairman of Ballantyne Strong, Inc., serve as Chairman and Co-Chairman, respectively, of our Board of Directors. As a result of its ownership position and Messrs. Cerminara’s and Johnson’s positions with the Company, Fundamental Global has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, and approval of any action requiring a stockholder vote, such as amendments to our articles of incorporation, by-laws, significant stock issuances, reorganizations, mergers and asset sales. Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high-quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations or product safety issues, cybersecurity breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

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

●
Negative impact from increased financial pressures on third-party dealers, distributors and suppliers: We make sales to certain of our customers through third-party dealers and distributors. We generally do not require collateral from our customers. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition the end customers to purchase our products from other third parties, or directly from us, it could materially and adversely impact our business, financial condition and operating results. Challenging economic conditions may also impact the financial condition of one or more of our key suppliers, which could negatively affect our ability to secure product to meet our customers’ demands.

●
Limited access by us to credit and capital: The credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. From time to time, we also have cash in financial institutions in excess of federally insured limits, which funds might be at risk of loss should such financial institutions face financial difficulties.

The terms of the credit agreement with JPMorgan Chase Bank, N.A., contain restrictive covenants that may limit our operating flexibility

On January 30, 2020, BK Technologies, Inc., our wholly-owned operating subsidiary, entered into a $5.0 million Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”), which provides for a revolving line of credit. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including pay dividends to us, enter into liens, indebtedness, loans and guarantees, acquisitions and mergers, or sales of assets, and engage in stock repurchases. It also contains one financial covenant requiring BK Technologies, Inc. to maintain a tangible net worth of at least $20.0 million at any fiscal quarter end. We are a guarantor of BK Technologies, Inc.’s obligations under the Credit Agreement. Events beyond our control, including changes in general business and economic conditions, may impair BK Technologies, Inc.’s ability to comply with these covenants, and a breach of any covenants may result in an event of default. Upon the occurrence of an event of default, JPMC may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the Credit Agreement. BK Technologies, Inc. may be unable to repay any accelerated indebtedness, and we may not be able to repay any indebtedness pursuant to the guarantee or refinance any accelerated indebtedness on favorable terms, or at all. In general, the occurrence of any event of default under the Credit Agreement could have an adverse effect on our financial condition or results of operations.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 64.0% of our material, subassembly and product procurements in 2019 were sourced from three suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and, thus, have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business, financial condition and results of operations. We do not have any acquisitions currently pending, and there can be no assurance that we will complete any future acquisitions or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. Any acquisitions of businesses and their respective assets also involve the risks that the businesses and assets acquired may prove to be less valuable than we expect and we may assume unknown or unexpected liabilities, costs and problems. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, financial condition and results of operations. Our business plan contemplates, among other things, leveraging our products and technology for growth in our customer base and sales. This growth, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

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

We have had changes in our senior management team and other personnel over the past few years and have promoted or hired new employees to fill certain roles. Our inability to effectively integrate the newly-hired or promoted senior managers or other employees into our business process, controls and systems could have a material adverse effect on us.

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us

Currently, we hold no U.S. patents. We have several trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes,” and have applied for a trademark related to the name “BKR.” As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Rising health care costs may have a material adverse effect on us

The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes and general economic conditions. We cannot predict what other health care programs and regulations ultimately will be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. on our business, financial condition and results of operations. In addition, we cannot predict when or if Congress will repeal and/or replace certain health care programs and regulations at the federal level and the impact such changes would have on our business. A continued increase in health care costs could have a material adverse effect on us.

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

●
the announcement or introduction of technological innovations or new products by us or our competitors, including announcements regarding the status of our BKR Series product line;

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

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers or manufacturers are located, or acts of war or terrorism (wherever located around the world) or military activities disrupting transportation, communication or utility systems or otherwise causing damage to our business, employees, suppliers, manufacturers and customers; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber attacks, could have a material adverse effect on our business, financial condition and results of operations. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences, such as increases in the costs of insurance, if they result in significant loss of property or other insurable damage.

A security breach or other significant disruption of our information technology systems, or those of our distributors, manufacturers, suppliers and other partners, caused by cyber attack or other means, could have a negative impact on our operations, sales and results of operations

From time to time, we experience cyber attacks on our information technology systems and the information systems of our distributors, manufacturers, suppliers and other partners, whose systems we do not control.  These systems are vulnerable to damage, unauthorized access or interruption from a variety of sources, including, but not limited to, continually evolving cyber attacks (including social engineering and phishing attempts), attempts to gain unauthorized access to data, cyber intrusion, computer viruses, security breach, misconduct by employees or other insiders with access to our data, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. Cyber attacks are rapidly evolving and becoming increasingly sophisticated. Computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and partners or our business information. A cyber attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in disruptions in critical systems, corruption or loss of data, theft of data, funds or intellectual property, and unauthorized release of our or our customers’ proprietary, confidential or sensitive information. Such unauthorized access to, or release of, this information could expose us to data loss, disrupt our operations, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. We may not have adequate insurance coverage to compensate us for any losses associated with such events. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.

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

Any infringement claim against us could have a material adverse effect on our business, financial condition and results of operations

As the number of competing products available in the market increases and the functions of those products further overlap, the potential for infringement claims may increase. Any such claims, with or without merit, may result in costly litigation or require us to redesign the affected product to avoid infringement or require us to obtain a license for future sales of the affected product. Any of the foregoing could damage our reputation and have a material adverse effect upon our business, financial condition and results of operations. Any litigation resulting from any such claim could require us to incur substantial costs and divert significant resources, including the efforts of our management and engineering personnel.

We have deferred tax assets that we may not be able to utilize under certain circumstances

If we incur future operating losses, we may be required to provide some or all of our deferred tax assets with a valuation allowance, resulting in additional non-cash income tax expense. The change in the valuation allowance may have a material impact on future net income or loss.

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

As a holding company, BK Technologies Corporation is dependent on the operations and funds of its subsidiaries

On March 28, 2019, we completed a reorganization pursuant to which BK Technologies Corporation became a holding company with no business operations of its own. BK Technologies Corporation’s only significant assets are the outstanding equity interests in BK Technologies, Inc. and any other future subsidiaries of BK Technologies Corporation. As a result, we rely on cash flows from subsidiaries to meet our obligations, including payment of dividends to our stockholders. Additionally, our subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to BK Technologies Corporation, as the new holding company; for instance, the Credit Agreement permits BK Technologies, Inc. to pay dividends to us only if there is no default, and the payment of the dividends would not result in a default, under the Credit Agreement. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. The anticipated benefits of this reorganization may not be obtained if circumstances prevent us from taking advantage of the opportunities that we expect it may afford us. As a result, we may incur the costs of a holding company structure without realizing the anticipated benefits, which could adversely affect our reputation, financial condition, and results of operations.

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 6.3 million (49.9%) of our shares of outstanding common stock as of December 31, 2019 were owned by certain of our executive officers and directors and other affiliates, and may be resold publicly at any time, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933, as amended. Approximately 50.1% of our outstanding shares of common stock as of December 31, 2019 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $502,000 and $490,000 in 2019 and 2018, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas, to accommodate a segment of our engineering team. In November 2019, the lease was amended to extend the lease term until December 31, 2021. Rental, maintenance and tax expenses for this facility were approximately $108,000 in each of 2019 and 2018.

In February 2020, we entered into a lease for 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months. Annual rental, maintenance and tax expenses for the facility will be approximately $196,000 for the first year, increasing by approximately 3% for each subsequent twelve month period.

Item 3. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b) Holders.

On February 19, 2020, there were 645 holders of record of our common stock.

(c) Dividends.

We currently pay quarterly cash dividends. The declaration and payment of cash dividends, if any, is subject to the discretion of the Board of Directors. The Board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant.

We receive dividends from our wholly-owned subsidiary, BK Technologies, Inc., to fund the quarterly cash dividends to our stockholders. The Credit Agreement permits BK Technologies, Inc. to pay dividends to us if there is no default, and if the payment of the dividend would not result in a default, under the Credit Agreement.

(d) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
10/01/19-10/31/19	15,384	$3.44	15,384	177,891
11/01/19-11/30/19	15,569	$3.18	15,569	162,322
12/01/19-12/31/19	44,180	$3.09	44,180	118,142
Total	75,133	$3.24	75,133

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

BK Technologies Corporation is a holding company, with a wholly-owned operating subsidiary, BK Technologies, Inc. We design, manufacture and market two-way land mobile radios, repeaters, base stations and related components and subsystems. All operating activities are undertaken by BK Technologies, Inc.

Generally, our financial and operating results for 2019 declined from the preceding year. Sales for 2019 were approximately 18.8% below sales for 2018, while gross profit margins as a percentage of sales decreased primarily due to lower sales and manufacturing levels, which also contributed to higher inventory levels at the end of 2019. Additionally, operating expenses increased, which was largely attributed to product development and engineering expenses related to development of an anticipated new line of products, including a multiband radio. The combination of these factors resulted in an operating loss for 2019, and the use of approximately $2.5 million in cash in operating activities.

Total sales in 2019 decreased 18.8% to approximately $40.1 million, compared with approximately $49.4 million for the prior year. The decrease was primarily attributed to decreased sales to state and international public safety agencies in California and Canada.

Gross profit margin as a percentage of sales in 2019 was approximately 39.0%, compared with 40.5% for the previous year. The decrease was attributed primarily to lower sales and manufacturing volumes.

Selling, general and administrative (“SG&A”) expenses for 2019 totaled approximately $20.0 million, or 50.0% of sales, compared with $17.6 million, or 35.5% of sales, for 2018. The increase in SG&A expenses was attributed primarily to new product development-related expenses.

For 2019, we recognized an operating loss of approximately $4.4 million, compared with operating income of approximately $2.4 million for the preceding year.

We recognized other income totaling approximately $762,000 in 2019, primarily attributed to an unrealized gain from our investment in PIH, made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with $2.9 million of other expense last year, primarily related to unrealized losses from investments in PIH and Iteris, Inc. (Nasdaq: ITI), as well as currency exchange losses.

For 2019, we recognized a pretax loss of approximately $3.6 million, compared with approximately $472,000 for the prior year.

We recognized an income tax benefit for 2019 totaling approximately $1.0 million, compared with a benefit of approximately $277,000 for the prior year. The income tax benefit for both years is largely non-cash as a result of deferred items.

Net loss for 2019 totaled approximately $2.6 million ($0.21 per basic and diluted share), compared with approximately $195,000 ($0.01 per basic and diluted share) for 2018.

As of December 31, 2019, working capital totaled approximately $14.5 million, of which $8.6 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $21.0 million at 2018 year end, which included $17.0 million of cash, cash equivalents and trade receivables. During 2019, we repurchased 267,350 shares of our common stock, utilizing cash of approximately $1.0 million.

In early 2020, an outbreak of the coronavirus occurred in China and other countries. These developments have not impacted our operations to date. The extent of the outbreak and its potential future impact on our operations, however, is uncertain. A prolonged outbreak could interrupt our operations and those of our customers and suppliers.

During 2018, we started development of a new product line, the BKR Series, including a new multiband product, which we have continued to develop throughout 2019 and into 2020. Our anticipated introduction of the new multiband product has been delayed from our initial expectations and may be delayed beyond our current anticipated launch date in late 2020 due to various factors, including potential impacts related to the coronavirus outbreak. We may be unable to successfully launch our new product line in a timely manner, or at all. If we do introduce a product in the BKR Series, we cannot assure that it will gain market acceptance or increase our addressable markets.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31,
	2019	2018
Sales	100.0%	100.0%
Cost of products	(61.0)	(59.5)
Gross margin	39.0	40.5
Selling, general and administrative expenses	(50.0)	(35.5)
Other income (expense), net	1.9	(6.0)
Loss before income taxes	(9.1)	(1.0)
Income tax benefit	2.5	0.6
Net loss	(6.6)%	(0.4)%

Fiscal Year 2019 Compared With Fiscal Year 2018

Sales, net

Sales for 2019 totaled approximately $40.1 million, compared with approximately $49.4 last year.

The decrease in sales was attributed primarily to state and international public safety agencies in California and Canada, respectively, that had made substantial purchases during the previous two years that did not reoccur during 2019, which was partially offset by sales to new state and local public safety agencies. Also, while sales for 2019 were adversely impacted by the federal government shutdown during the year’s first quarter, legacy federal customers were the largest sales contributors for the year.

 Our funnel of sales prospects for coming quarters includes potential new customers in federal, state and local public safety agencies.  Additionally, based on information from customers and our field sales team, demand from established state and federal agencies may improve in 2020 from 2019 levels.  We also recently reorganized our sales resources to more effectively focus on target markets and customers where we believe we can maximize our sales success.  We believe the reorganization and our current sales funnel better position us to capture new sales opportunities moving forward. However, the potential future effects of the coronavirus, while uncertain and without impact to our operations to-date, have the potential to adversely impact our supply chain, and ultimately our ability to fulfill customer demand.

The anticipated launch in 2019 of our BKR Series product line, including multiband product offerings, was delayed. While the initial product in this line is anticipated to be available in the first half of 2020, with additional models coming in late 2020 and early 2021, introduction could be delayed by various factors, including potential impacts related to the coronavirus. BKRSeries products, we believe, should increase our addressable market, in particular, by expanding the number of federal customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to the influence of budgets, priorities and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

Cost of Products and Gross Profit Margin

Gross profit margin as a percentage of sales for 2019 was approximately 39.0%, compared with 40.5% for the prior year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. For 2019, gross profit margins were adversely impacted by the first and fourth quarters, during which we experienced lower manufacturing volumes, resulting in suboptimal utilization and absorption of manufacturing and support expenses. Also, the mix of product sales was more heavily weighted toward lower margin products in 2019 compared with the preceding year. We believe that our anticipated sales growth and the expected production and sale of higher margin new products should favorably impact overall gross profit margins in the future.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs, and anticipate continuing to do so in the future. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. Although in the future we may encounter new product cost and competitive pricing pressures, the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of sales, marketing, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash, share-based employee compensation expenses.

SG&A expenses for 2019 totaled approximately $20.0 million, or 50.0% of sales, compared with approximately $17.6 million, or 35.5% of sales, for the previous year.

Engineering and product development expenses for 2019 totaled approximately $9.8 million (24.5% of total sales), compared with approximately $7.8 million (15.7% of total sales) last year. The increase was attributed primarily to new product development-related expenses. During 2018, we started initiatives to develop a new line of portable and mobile radios with enhanced features that are anticipated to succeed our current KNG line starting in the first half of 2020. Additionally, expenses related to the development of our BKR Series product line, including our multiband product, increased compared with last year. During the fourth quarter of 2019, we replaced our Chief Technology Officer (CTO), appointing a new CTO with an extensive background and experience in LMR development. The primary focus of our new CTO was to evaluate, direct and complete our multiband radio development. The evaluation identified design changes that we believe should improve the product’s functionality and performance. As a result of implementing these changes, the precise date for introducing the multiband product in the market is uncertain; however, it is anticipated to be in late 2020.

Marketing and selling expenses for 2019 totaled approximately $5.2 million (13.0% of total sales), compared with approximately $5.4 million (11.0% of total sales) last year. Sales incentive and commission expenses decreased as a result of lower sales, which were partially offset by increased expenses associated with additional sales staff and marketing initiatives.

General and administrative expenses for 2019 totaled approximately $5.0 million (12.5% of total sales), compared with approximately $4.4 million (8.9% of total sales) last year. The increase in general and administrative expenses for 2019 was primarily attributed to corporate headquarters, including expenses relating to our holding company reorganization, and upgrading our information technology security and capabilities.

For 2019, our operating loss totaled approximately $4.4 million (10.9% of sales), compared with operating income of approximately $2.4 million (4.9% of sales) last year. The operating loss for 2019 was primarily attributed to lower sales, combined with increased product development expenses.

Other Income (Expense)

Interest Income

We recorded net interest income of approximately $150,000 for 2019, compared with approximately $102,000 for the previous year. Interest income increased primarily as a result of more favorable interest rates, compared with the prior year period. We may earn interest income on our cash balances. During 2019, we had no outstanding borrowing under the Credit Facility (defined below), and therefore did not incur any interest expense on any outstanding borrowings under the Credit Facility. The Credit Facility matured on December 26, 2019 and was not renewed. The interest rate on such Credit Facility as of December 26, 2019 was The Wall Street Journal prime rate plus 25 basis points (5.00% as of December 26, 2019). Additionally, on September 25, 2019, through a wholly-owned subsidiary, we entered into a Master Loan Agreement with U.S. Bank Equipment Finance, a division of U.S. Bank National Association, in the amount of $425,000, to finance various items of equipment. The loan is collateralized by equipment. The agreement has a term of five years and bears a fixed interest rate of 5.11%.

(Gain) Loss on Investment in Securities

For 2019, we recognized an unrealized gain of approximately $716,000 on our investment in PIH, compared to a loss of approximately $2.7 million last year, which was comprised of an approximately $1.8 million unrealized loss on the PIH investment, along with a loss on the sale of securities totaling approximately $849,000.

During 2018, we sold 1,317,503 shares of Iteris, Inc. (Nasdaq: ITI), which cost approximately $2.4 million, for approximately $8.3 million, and recognized a loss of approximately $849,000.

Other Expense

For 2019, we recognized other expense totaling approximately $104,000, compared with approximately $328,000 last year. Last year’s other expenses were primarily attributed to exchange losses related to sales under a Canadian dollar-denominated contract.

Income Tax Benefit

We recorded an income tax benefit of approximately $987,000 for 2019, compared with approximately $277,000 last year.

Our income tax provision is based on management’s estimate of the effective tax rate for the full year.  The tax provision (benefit) in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

As of December 31, 2019, our net deferred tax assets totaled approximately $4.4 million, and were primarily derived from research and development tax credits, operating loss carryforwards and accrued expenses.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2019.

Liquidity and Capital Resources

For the year ended December 31, 2019, net cash used in operating activities totaled approximately $2.5 million, compared with cash provided by operating activities of approximately $5.3 million for last year.  Cash used in operating activities for 2019 was primarily related to a net loss, an increase in inventory, a decrease in accrued compensation, and an unrealized gain on investment in securities, all of which were partially offset by a decrease in accounts receivable, an increase in deferred revenue, and depreciation and amortization.

For the year ended December 31, 2019, we had a net loss of approximately $2.6 million, compared with approximately $0.2 million last year. Net inventories increased during 2019 by approximately $2.2 million, compared with a decrease of approximately $2.9 million last year. The increase for 2019 was primarily attributable to material purchases, combined with a decrease in sales. Accrued compensation decreased approximately $743,000 for 2019, which was primarily attributed to the payment of sales and management incentive compensation. For the same period last year, accrued compensation increased approximately $650,000. Unrealized gain on investment in securities for the year ended December 31, 2019 totaled approximately $716,000, compared with losses of approximately $2.7 million for the prior year, which comprised of unrealized loss on investment in securities of approximately $1.8 million and loss on sale of available-for-sale securities of approximately $849,000. For additional information pertaining to our investment in securities, refer to Notes 1 (Summary of Significant Accounting Policies) and 6 (Investment in Securities) to the consolidated financial statements for the year ended December 31, 2019. Accounts receivable for 2019 decreased approximately $1.8 million, compared with an increase of approximately $197,000 during the previous year. The decrease in accounts receivable was attributable to collections and reduced sales. Deferred revenue for 2019 increased approximately $947,000, compared with approximately $1.1 million last year. The increases in deferred revenue were attributed to increased sales of extended warranties. Depreciation and amortization totaled approximately $1.2 million for the year ended December 31, 2019, compared with approximately $921,000 for the same period last year, due primarily to additional capital equipment purchases.

Cash used in investing activities for the year ended December 31, 2019 totaled approximately $2.5 million and was attributed to purchases of property, plant and equipment. For the same period last year, cash provided by investing activities totaled approximately $3.2 million, and was primarily comprised of proceeds from the sale of available-for-sale securities totaling approximately $8.3 million, which was partially offset by an investment in FGI 1347 Holdings, LP of approximately $3.7 million and purchases of property, plant and equipment totaling approximately $1.4 million.

For the year ended December 31, 2019, approximately $1.7 million was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $1.0 million and stock repurchases totaling approximately $1.0 million, partially offset by $0.4 million received from U.S. Bank Equipment Finance for the purchase of manufacturing equipment items, pursuant to the Master Loan Agreement, described below. For the same period last year, approximately $1.1 million was used to pay dividends and approximately $3.3 million was used for stock repurchases.

On September 25, 2019, BK Technologies, Inc., our wholly-owned subsidiary, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425,000 to finance manufacturing items of equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreementis payable in 60 equal monthly principal and interest payments of approximately $8,046 beginning on October 25, 2019 and maturing on September 25, 2024 and bears an interest rate of 5.11%.

On March 28, 2019, BK Technologies, Inc., our wholly-owned subsidiary, and RELM Communications, Inc., a wholly-owned subsidiary of BK Technologies, Inc., entered into an Amended and Restated Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement replaced BK Technologies, Inc.’s prior Loan and Security Agreement with SVB (the “Prior Agreement”) under which its collateralized revolving credit facility (the “Credit Facility”) was maintained. The loan and security agreement matured on December 26, 2019 and was not renewed. BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement as of the maturity date. As of the maturity date, there were no borrowings outstanding under the Credit Facility.

On January 30, 2020, BK Technologies, Inc., our wholly-owned subsidiary, entered into the Credit Agreement with JPMC. The Credit Agreement provides for a revolving line of credit of up to $5.0 million, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. The line of credit will expire on January 31, 2021. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with JPMC. We and each subsidiary of BK Technologies, Inc. are guarantors of obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR (or zero if the LIBOR is less than zero) plus a margin of 1.90%. The line of credit is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2020, with all outstanding principal and interest to be payable in full at maturity.

The Credit Agreement contains certain customary restrictive covenants, including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases by BK Technologies, Inc. The Credit Agreement contains one financial covenant requiring BK Technologies, Inc. to maintain a tangible net worth of at least $20.0 million at any fiscal quarter end.

The Credit Agreement provides for customary events of default, including: (1) failure to pay principal, interest or fees under the Credit Agreement when due and payable; (2) failure to comply with other covenants and agreements contained in the Credit Agreement and the other documents executed in connection therewith; (3) the making of false or inaccurate representations and warranties; (4) defaults under other agreements with JPMC or under other debt or other obligations of BK Technologies, Inc.; (5) money judgments and material adverse changes; (6) a change in control or ceasing to operate business in the ordinary course; and (7) certain events of bankruptcy or insolvency. Upon the occurrence of an event of default, JPMC may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the Credit Agreement.

In February 2020, we entered into a lease for 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months. Annual rental, maintenance and tax expenses for the facility will be approximately $196,000 for the first year, increasing by approximately 3% for each subsequent twelve month period.

Our cash and cash equivalents balance at December 31, 2019 was approximately $4.7 million.  We believe these funds, combined with anticipated cash generated from operations and the Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. However, although we do not anticipate needing additional capital in the near term, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Part I—Item 1A. Risk Factors” in this report.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments,” which amended the guidance in GAAP on the classification and measurement of financial instruments. Changes primarily affected the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard became effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity was required to apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company adopted the new guidance in the first quarter of 2018, which had a material impact on its retained earnings, as the Company reclassified approximately $4.3 million of unrealized gain on investment in securities that was previously classified in other comprehensive income.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the consolidated financial statements. Based on the Company’s lease portfolio as of December 31, 2019, which consisted solely of operating leases, the Company recognized approximately $2.9 million of ROU assets and $3.0 million of lease liabilities on its consolidated financial statements as of December 31, 2019. Refer to Note 7 (Leases) for further details on leases.

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

Revenue

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”), which replaced existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. The Company elected the modified retrospective method upon adoption, with no impact to the opening retained earnings or revenue reported. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate:

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $50,000 on gross trade receivables of approximately $4.0 million as of December 31, 2019, as compared with $50,000 on gross trade receivables of approximately $5.8 million as of December 31, 2018. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2019 and 2018. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2019 and 2018 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent, with write-offs of trade receivables being less than 1% of sales during past years. Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 1.3% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivables portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. As of December 31, 2019 and 2018, we had no specific allowance on trade receivables.

Excess and Obsolete Inventory

The allowance for obsolete and slow-moving inventory was approximately $823,000 and $629,000 at December 31, 2019 and 2018, respectively.

The allowance for slow-moving, excess, or obsolete inventory is used to state our inventories at the lower of cost or net realizable value. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historical usage profile. Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management. Based on the review, considering business levels, future prospects, new products and technology changes, management, using its business judgment, may adjust the valuation of specific inventory items to reflect an accurate valuation estimate. Management also performs a determination of net realizable value for all finished goods with a selling price below cost. For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on our consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. In determining whether a tax asset is realizable, we consider, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results and certain tax planning strategies. If we fail to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, we may be required to increase the valuation allowance related to our deferred tax assets in the future.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our LMR product line; successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated new multiband product and other related products in the planned new BKR Series product line; competition in the LMR industry; general economic and business conditions, including federal, state and local government budget deficits and spending limitations and any impact from a prolonged shutdown of the U.S. Government; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contacts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; rising health care costs; our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies; our inventory and debt levels; protection of our intellectual property rights; fluctuation in our operating results and stock price; acts of war or terrorism, natural disasters and other catastrophic events; any infringement claims; data security breaches, cyber attacks and other factors impacting our technology systems; availability of adequate insurance coverage; maintenance of our NYSE American listing; risks related to being a holding company; and the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

Board of Directors and Stockholders
BK Technologies Corporation
West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BK Technologies Corporation (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MSL, P.A.

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida
March 4, 2020

BK TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$4,676	$11,268
Trade accounts receivable, net	3,964	5,721
Inventories, net	13,513	11,466
Prepaid expenses and other current assets	1,733	2,401
Total current assets	23,886	30,856

Property, plant and equipment, net	3,964	2,729
Right-of-use (ROU) asset	2,885	—
Investment in securities	2,635	1,919
Deferred tax assets, net	4,373	3,495
Other assets	197	192
Total assets	$37,940	$39,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,310	$5,595
Accrued compensation and related taxes	1,271	2,014
Accrued warranty expense	1,248	1,546
Accrued other expenses and other current liabilities	479	292
Dividends payable	252	256
Short-term lease liability	369	—
Note payable-current portion	78	—
Deferred revenue	369	180
Total current liabilities	9,376	9,883

Note payable, net of current portion	328	—
Long-term lease liability	2,606	—
Deferred revenue	2,354	1,596
Total liabilities	14,664	11,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,929,381 and 13,882,937 issued and 12,596,923 and 12,817,829 outstanding shares at December 31, 2019 and 2018, respectively	8,357	8,330
Additional paid-in capital	26,095	25,867
Accumulated deficit	(6,043)	(2,393)
Treasury stock, at cost, 1,332,458 and 1,065,108 shares at December 31, 2019 and 2018, respectively	(5,133)	(4,092)
Total stockholders’ equity	23,276	27,712
Total liabilities and stockholders’ equity	$37,940	$39,191

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Sales, net	$40,100	$49,380
Expenses
Cost of products	24,449	29,403
Selling, general and administrative	20,036	17,552
Total expenses	44,485	46,955
Operating (loss) income	(4,385)	2,425
Other income (expense):
Interest income	150	102
Gain (loss) on investment in securities	716	(2,671)
Other expense	(104)	(328)
Total other income (expense)	762	(2,897)
Loss before income taxes	(3,623)	(472)
Income tax benefit	987	277
Net loss	$(2,636)	$(195)
Net loss per share-basic	$(0.21)	$(0.01)
Net loss per share-diluted	$(0.21)	$(0.01)
Weighted average shares outstanding-basic	12,705	13,464
Weighted average shares outstanding-diluted	12,705	13,464

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	13,844,584	$8,307	$25,642	$(5,450)	$4,318	$(810)	$32,007
Restricted stock units issued	38,353	23	(23)	—	—	—	—
Share-based compensation expense	—	—	95	—	—	—	95
Restricted stock unit compensation expense	—	—	153	—	—	—	153
Dividends declared ($0.08 per share)	—	—	—	(1,066)	—	—	(1,066)
Net loss	—	—	—	(195)	—	—	(195)
Effect of adoption of ASU 2016-01	—	—	—	4,318	(4,318)	—	—
Repurchase of common stock	—	—	—	—	—	(3,282)	(3,282)
Balance at December 31, 2018	13,882,937	8,330	25,867	(2,393)	—	(4,092)	27,712
Stock options exercised	1,000	—	2	—	—	—	2
Restricted stock units issued	45,444	27	(27)	—	—	—	—
Share-based compensation expense	—	—	148	—	—	—	148
Restricted stock unit compensation expense	—	—	105	—	—	—	105
Dividends declared ($0.08 per share)	—	—	—	(1,014)	—	—	(1,014)
Net loss	—	—	—	(2,636)	—	—	(2,636)
Repurchase of common stock	—	—	—	—	—	(1,041)	(1,041)
Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$—	$(5,133)	$23,276

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(2,636)	$(195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory allowance	194	(38)
Deferred tax benefit	(878)	(178)
Depreciation and amortization	1,219	921
Share-based compensation expense	148	95
Restricted stock unit compensation expense	105	153
Loss on sale of available-for-sale securities	—	849
Unrealized (gain) loss on investment in securities	(716)	1,822
Changes in operating assets and liabilities:
Trade accounts receivable	1,757	(197)
Inventories	(2,241)	2,930
Prepaid expenses and other current assets	669	(1,629)
Other assets	(5)	53
Lease liability	90	—
Accounts payable	(285)	(376)
Accrued compensation and related taxes	(743)	650
Accrued warranty expense	(298)	157
Deferred revenue	947	1,138
Accrued other expenses and other current liabilities	187	(867)
Net cash (used in) provided by operating activities	(2,486)	5,288

Investing activities
Purchases of property, plant and equipment	(2,455)	(1,396)
Investment in securities	—	(3,741)
Proceeds from sale of available-for-sale securities	—	8,335
Net cash (used in) provided by investing activities	(2,455)	3,198

Financing activities
Dividends paid	(1,018)	(1,083)
Repurchase of common stock	(1,041)	(3,282)
Proceeds from issuance of common stock	2	—
Proceeds from debt	425	—
Repayment of debt	(19)	—
Net cash used in financing activities	(1,651)	(4,365)

Net change in cash and cash equivalents	(6,592)	4,121
Cash and cash equivalents, beginning of year	11,268	7,147
Cash and cash equivalents, end of year	$4,676	$11,268

Supplemental disclosure
Cash paid for income taxes	$—	$—
Interest paid	$10	$—

Non-cash financing activity
Restricted stock units issued	$147	$140

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies

Description of Business

BK Technologies Corporation (collectively with its subsidiaries, the “Company”) is a holding company. The primary business of its wholly-owned operating subsidiary, BK Technologies, Inc., is the designing, manufacturing and marketing of wireless communications equipment primarily consisting of two-way land mobile radios and related products, which are sold in two primary markets: (1) the government and public safety market, and (2) the business and industrial market. The Company has only one reportable business segment.

On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
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

Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management. Based on the review, considering business levels, future prospects, new products and technology changes, management, using its business judgment, may adjust the valuation of specific inventory items to reflect an accurate valuation estimate. Management also performs a determination of net realizable value for all finished goods with a selling price below cost. For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations for the period.

Depreciation and amortization are generally computed on the straight-line method using lives of 3 to 10 years for machinery and equipment and 5 to 8 years for leasehold improvements.

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2019 and 2018.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2019 and 2018 is adequate.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”), which replaced existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under accounting principles generally accepted in the United States of America (“GAAP”). The Company elected the modified retrospective method upon adoption, with no impact to the opening retained earnings or revenue reported. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate:

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

Income Taxes

The Company accounts for income taxes using the asset and liability method specified by GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be realized. The effect of changes in net deferred tax assets and liabilities is recognized on the Company’s consolidated balance sheets and consolidated statements of operations in the period in which the change is recognized. Valuation allowances are provided to the extent that impairment of tax assets is more likely than not. In determining whether a tax asset is realizable, the Company considers, among other things, estimates of future earnings based on information currently available, current and anticipated customers, contracts and new product introductions, as well as recent operating results and certain tax planning strategies. If the Company fails to achieve the future results anticipated in the calculation and valuation of net deferred tax assets, the Company may be required to increase the valuation allowance related to its deferred tax assets in the future.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2019 and 2018, accounts receivable from governmental customers were approximately $353 and $3,331, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers have been consistently within management’s expectations.

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2019, the Company had cash and cash equivalents in excess of FDIC limits of $5,009.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 67.0% of the Company’s material, subassembly and product procurements in 2019 were sourced internationally, of which approximately 64.0% were sourced from three suppliers. For 2018, approximately 66.8% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 60.0%were sourced from two suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses and other liabilities. As of December 31, 2019 and 2018, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments. The Company uses observable market data or assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing the investment in securities. There were no sales of investment in securities as a result of an other-than-temporary impairment of the securities. There were no transfers of investments in securities between Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Available-For-Sale Securities

Investments reported on the December 31, 2017 balance sheet consisted of marketable equity securities of a publicly held company, Iteris, Inc. (Nasdaq: ITI). As of December 31, 2017, the investment cost was $2,402. On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments,” which amended the guidance in GAAP regarding the classification and measurement of financial instruments. Changes to the prior guidance primarily affected the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Upon its adoption, the Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance was effective. On January 1, 2018, the Company recognized approximately $4,300 of net unrealized gain in its accumulated deficit balance. During the first quarter of 2018, the Company sold 1,317,503 shares of Iteris, Inc., which cost $2,402, for approximately $8,335 of proceeds and reported a loss on the sale of approximately $849.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018. Amounts billed to a customer, if any, for shipping and handling are reported as revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2019 and 2018, such expenses totaled $555 and $597, respectively.

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2019 and 2018 are engineering, research and development costs of $9,803 and $7,768, respectively.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
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

On June 4, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 4, 2019, subject to continued service through such vesting date.

On June 15, 2017, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 15, 2018.

The Company recorded non-cash restricted stock unit compensation expense of $105 and $153 for the years ended December 31, 2019 and 2018, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with GAAP.

Comprehensive Loss

Comprehensive loss was equal to net loss for the years ended December 31, 2019 and 2018.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the consolidated financial statements. Based on the Company’s lease portfolio as of December 31, 2019, which consisted solely of operating leases, the Company recognized approximately $2,885 of ROU assets and $2,975 of lease liabilities on its consolidated financial statements as of December 31, 2019. Refer to Note 7 (Leases) for further details on leases.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

2. Inventories, net

Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:

	December 31,
	2019	2018
Finished goods	$3,864	$2,004
Work in process	6,122	5,750
Raw materials	3,527	3,712
	$13,513	$11,466

Changes in the allowance for obsolete and slow-moving inventory are as follows:

	Years Ended December 31,
	2019	2018
Balance, beginning of year	$629	$789
Charged to cost of sales	194	(38)
Disposal of inventory	—	(122)
Balance, end of year	$823	$629

For the year ended December 31, 2018, the Company wrote off obsolete inventory that had been fully allowed for previously, which had no material impact to the Company’s consolidated balance sheets or consolidated statements of operations.

3. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2019	2018
Balance, beginning of year	$50	$50
Provision for doubtful accounts	—	—
Uncollectible accounts written off	—	—
Balance, end of year	$50	$50

4. Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2019	2018
Leasehold improvements	$732	$542
Machinery and equipment	12,430	10,224
Less accumulated depreciation and amortization	(9,198)	(8,037)
Property, plant and equipment, net	$3,964	$2,729

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2019 and 2018 was approximately $1,219 and $868, respectively.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

5. Debt

On January 30, 2020, BK Technologies, Inc., a wholly-owned subsidiary of the Company, entered into a $5,000 Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”).

The Credit Agreement provides for a revolving line of credit of up to $5,000, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. The line of credit will expire on January 31, 2021. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with the Lender. The Company and each subsidiary of BK Technologies, Inc. are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR or zero if the LIBOR is less than zero) plus a margin of 1.90%. The line of credit is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2020, with all outstanding principal and interest to be payable in full at maturity.

The Credit Agreement contains certain customary restrictive covenants, including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases by BK Technologies, Inc. The Credit Agreement contains one financial covenant requiring BK Technologies, Inc. to maintain a tangible net worth of at least $20,000 at any fiscal quarter end.

The Credit Agreement provides for customary events of default, including: (1) failure to pay principal, interest or fees under the Credit Agreement when due and payable; (2) failure to comply with other covenants and agreements contained in the Credit Agreement and the other documents executed in connection therewith; (3) the making of false or inaccurate representations and warranties; (4) defaults under other agreements with JPMC or under other debt or other obligations of BK Technologies, Inc.; (5) money judgments and material adverse changes; (6) a change in control or ceasing to operate business in the ordinary course; and (7) certain events of bankruptcy or insolvency. Upon the occurrence of an event of default, JPMC may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the Credit Agreement.

On September 25, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement is payable in 60 monthly principal and interest payments of approximately $8 beginning on October 25, 2019 and maturing on September 25, 2024, and bears a fixed interest rate of 5.11%.

On March 28, 2019, BK Technologies, Inc., a wholly-owned subsidiary of the Company, RELM Communications, Inc., a wholly-owned subsidiary of BK Technologies, Inc., and Silicon Valley Bank, as lender (“SVB”), entered into an Amended and Restated Loan and Security Agreement (the “Loan and Security Agreement”). The Loan and Security Agreement replaced BK Technologies, Inc.’s prior Loan and Security Agreement with SVB (the “Prior Agreement”) under which its collateralized revolving credit facility (the “Credit Facility”) was maintained. The Loan and Security Agreement matured on December 26, 2019, and the Company elected not to renew it.

Pursuant to the Loan and Security Agreement, the Credit Facility provided BK Technologies, Inc. with a maximum borrowing availability of $1,000 and BK Technologies, Inc. was subject to substantially the same customary borrowing terms and conditions under the Credit Facility as it was under the Prior Agreement, including the accuracy of representations and warranties, compliance with financial maintenance and restrictive covenants and the absence of events of default. Pursuant to the Loan and Security Agreement, payment of cash dividends, in the aggregate not to exceed $5,000 during any twelve-month period, was permitted so long as an event of default did not exist at the time of such dividend and would not exist after giving effect to such dividend. The variable rate at which borrowings under the Credit Facility were to bear interest was The Wall Street Journal prime rate plus 25 basis points.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

5. Debt (Continued)

The financial maintenance covenants, which were required to be maintained at all times and tested quarterly (or, for the “Adjusted Quick Ratio” covenant, monthly, if any obligations were outstanding), included: (1) a ratio of “Quick Assets” to the sum of “Current Liabilities” plus outstanding borrowings to SVB to the extent not included in “Current Liabilities” minus the current portion of “Deferred Revenue” (all as defined in the Loan and Security Agreement) of at least 1.25:1.00 and (2) maximum “Total Leverage” (as defined in the Loan and Security Agreement) of no greater total consolidated “Indebtedness” than 3 times “Adjusted EBITDA” (all as defined in the Loan and Security Agreement). BK Technologies, Inc.’s obligations were collateralized by substantially all of its assets, principally accounts receivable and inventory.

BK Technologies, Inc. was in compliance with all covenants under the Loan and Security Agreement when it matured on December 26, 2019. BK Technologies, Inc. had no borrowings outstanding under the credit facility at the time it matured.

6. Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities.

As of December 31, 2019, the Company indirectly held approximately $190 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $2,635, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. As of December 31, 2019 and 2018, the unrealized loss on the investment was approximately $1,106 and $1,822, respectively.

During the years ended December 31, 2019 and 2018, the Company recognized a gain of approximately $716 and a loss of approximately of $1,822, respectively, due to changes in the unrealized loss on investment in securities.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of December 31, 2019, the Company and the affiliates of Fundamental Global Investors, LLC, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 2,714,362 shares of PIH’s common stock, representing approximately 45.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chief Executive Officer and Chairman of the Board of Directors of Ballantyne Strong. Mr. Lewis M. Johnson, Co-Chairman of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Co-Chairman of Ballantyne Strong. Messrs. Cerminara and Johnson also serve as Chairman and Co-Chairman, respectively, of the Board of Directors of PIH.

7. Leases

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $502 and $490 in 2019 and 2018, respectively. The Company also leases 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, to accommodate a portion of the Company's engineering team. In November 2019, this lease was amended to extend the lease term until December 31, 2021. Rental, maintenance and tax expenses for this facility were approximately $108 in 2019 and 2018.

In February 2020, the Company entered into a lease for 6,857 (not in thousands) square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months. Annual rental, maintenance and tax expenses for the facility will be approximately $196 for the first year, increasing by approximately 3% for each subsequent twelve month period.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

7. Leases (Continued)

Lease costs consist of the following:

December 31, 2019
Operating lease cost	$573
Short-term lease cost	2
Variable lease cost	128
Total lease cost	$703

Supplemental cash flow information related to leases was as follows:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$522
Operating cash flows (liability reduction)	$369

Other information related to operating leases was as follows:

December 31, 2019
Weighted average remaining lease term (in years)	6.23
Weighted average discount rate	5.50%

Maturity of lease liabilities as of December 31, 2019 were as follows:

December 31, 2019
2020	$522
2021	552
2022	439
2023	448
2024	456
Thereafter	1,190
Total payments	3,607
Less: imputed interest	632
Total liability	$2,975

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8. Income Taxes

The income tax benefit is summarized as follows:

	Years Ended December 31,
	2019	2018
Current:
Federal	$(107)	$(110)
State	(3)	10
	(110)	(100)
Deferred:
Federal	(889)	(280)
State	12	103
	(877)	(177)
	$(987)	$(277)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2019	2018

Statutory U.S. income tax rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	(1.21)%	1.75%
Permanent differences	0.61%	3.52%
Change in valuation allowance	0.00%	(13.53)%
Change in net operating loss carryforwards and tax credits	(5.50)%	(33.48)%
Other	(0.14)%	4.02%
Effective income tax rate	(27.24)%	(58.72)%

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8. Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Operating loss carryforwards	$1,347	$313
R&D Tax Credit	1,678	1,394
AMT Tax Credit	72	179
Section 263A costs	294	252
R&D costs	110	224
Amortization	24	24
Unrealized loss	252	422

Asset reserves:
Bad debts	11	12
Inventory allowance	187	146

Accrued expenses:
Non-qualified stock options	132	112
Compensation	132	140
Warranty	904	764
Deferred tax assets	5,143	3,982

Less state valuation allowance	—	—
Total deferred tax assets	5,143	3,982

Deferred tax liabilities:
Depreciation	(770)	(487)
Total deferred tax liabilities	(770)	(487)

Net deferred tax assets (before unrealized gain)	4,373	3,495

Deferred tax liability: unrealized gain	—	—
Net deferred tax assets	$4,373	$3,495

As of December 31, 2019, the Company had a net deferred tax asset of approximately $5,143 offset by deferred tax liabilities of $770 derived from accelerated tax depreciation. This asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development tax credits and costs, and deferred revenue. The NOLs total approximately $4,857 for federal and $7,526 for state purposes, with expirations starting in 2020 for state purposes. State NOLs of $1,209 expired in 2019.

During 2018, the Company generated no additional NOLs and during 2019, the Company generated $4,857 of additional federal NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2019, 2018, and 2017. GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8. Income Taxes (Continued)

Management’s analysis of all available evidence, both positive and negative, provides support that the Company has the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record a valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2019. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The 2019 federal and state NOLs and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

For the year ended December 31, 2019, the Company is expecting a refund of a portion of the alternative minimum tax credits of approximately $72 (net). The alternative minimum tax legislation was repealed by the 2017 Tax Act.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2020, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2019, and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended December 31, 2019 and 2018, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2016, 2017, and 2018 are still open to IRS examination under the statute of limitations. The last IRS examination on the Company’s 2007 calendar year was closed with no change.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2019	2018
Numerator:
Net loss from continuing operations numerator for basic and diluted earnings per share	$(2,636)	$(195)
Denominator:
Denominator for basic loss per share weighted average shares	12,705,304	13,463,826
Effect of dilutive securities:
Stock options	—	—
Denominator for diluted loss per share weighted average shares	12,705,304	13,463,826
Basic loss per share	$(0.21)	$(0.01)
Diluted loss per share	$(0.21)	$(0.01)

Approximately 569,500 stock options and 0 restricted stock units for the year ended December 31, 2019 and 460,500 stock options and 24,066 restricted stock units for the year ended December 31, 2018, were excluded from the calculation because they were anti-dilutive.

10. Share-Based Employee Compensation

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $148 and $95 of share-based employee compensation expense during the years ended December 31, 2019 and 2018, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2019 and 2018 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. In 2019, the Company paid dividends on January 16, for a dividend declared in 2018, April 15, July 15 and October 15. In December 2019, the Company’s Board of Directors also declared a quarterly dividend that was paid on January 17, 2020. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2019	FY 2018
Expected Volatility	49.0%	51.9%
Expected Dividends	2.0%	2.0%
Expected Term (in years)	6.5	6.5
Risk-Free Rate	2.36%	2.76%
Estimated Forfeitures	0.0%	0.0%

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

10. Share-Based Employee Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2019, and changes during the year ended December 31, 2019, are presented below:

As of January 1, 2019	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	460,500	4.22	—	1.76	—
Vested	156,900	4.03	—	2.05	—
Nonvested	303,600	4.32	—	1.61	—

Period activity
Issued	150,000	4.01	—	1.64	—
Exercised	1,000	1.89	—	0.71	—
Forfeited	40,000	4.35	—	1.49	—
Expired	—	—	—	—	—

As of December 31, 2019
Outstanding	569,500	4.16	6.82	1.75	24,000
Vested	214,800	4.12	4.20	1.95	24,000
Nonvested	354,700	4.18	8.40	1.63	—

Outstanding:

Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
2.23	3.83	175,000	3.50	7.68
4.07	5.10	394,500	4.45	6.44
		569,500	4.16	6.82

Exercisable:

Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($) Per Share
2.23	3.83	53,000	3.03
4.07	5.10	161,800	4.48
		214,800	4.12

The weighted-average grant-date fair value per option granted during the years ended December 31, 2019 and 2018 was $1.64 and $1.61, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was approximately $1 and $0, respectively.

In connection with the restricted stock units granted to non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued, utilizing the most current information available to the Company at the date of the consolidated financial statements. The Company estimates the fair value of the restricted stock unit awards based upon the market price of the underlying common stock on the date of grant. As of December 31, 2019 and 2018, there was approximately $982 and $703, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over four years.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11. Significant Customers

Sales to the U.S. Government represented approximately 49.1% and 40.0% of the Company’s total sales for the years ended December 31, 2019 and 2018, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

12. Retirement Plan

The Company sponsors a participant contributory retirement 401(k) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2019 and 2018, total contributions made by the Company were $164 and $144, respectively.

13. Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $133 and $164 for the years ended December 31, 2019 and 2018, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $5,324 as of December 31, 2019.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2019, the plan had a stop-loss provision insuring losses beyond $80 per employee per year and an aggregate stop-loss of $1,437. As of December 31, 2019 and 2018, the Company recorded an accrual for estimated claims in the amount of approximately $165 and $165, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2019 and 2018.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year product warranties during the years ended December 31, 2019 and 2018 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2019	$1,546	$606	$(904)	$1,248
2018	$1,389	$1,329	$(1,172)	$1,546

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

There were no other pending material claims or legal matters as of December 31, 2019.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2019 AND 2018
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

Pursuant to the capital return program, during 2019, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.02 per share on March 5, June 10, September 12 and December 5. The dividends were payable to stockholders of record as of April 1, 2019, July 1, 2019, October 1, 2019 and January 3, 2020, respectively. These dividends were paid on April 15, 2019, July 15, 2019, October 15, 2019 and January 17, 2020.

In addition, the Company declared a quarterly dividend of $0.02 per share of common stock on March 2, 2020, to be paid on April 13, 2020 to holders of record as of March 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2019. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, and concluded that our internal control over financial reporting was effective as of December 31, 2019. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2020 annual meeting of stockholders, and is incorporated herein by reference.

The disclosure of delinquent filers under Section 16(a) of the Exchange Act, if any, will be contained in the “Miscellaneous—Delinquent Section 16(a) Reports” section of our definitive proxy statement, to be filed in connection with our 2020 annual meeting of stockholders, and is incorporated herein by reference.

We have a separately-designated standing audit committee. Information about our audit committee and the audit committee financial expert will be contained in the “Corporate Governance—Meetings and Committees of the Board of Directors” section of our definitive proxy statement, to be filed in connection with our 2020 annual meeting of stockholders, and is incorporated herein by reference.

We have adopted the Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Code of Ethics for the CEO and Senior Financial Officers (the “Code of Ethics”) containing additional specific policies. The Code of Conduct and the Code of Ethics are posted on our Internet website, www.bktechnologies.com, under the “Investor Relations” tab, and are available free of charge, upon request to Corporate Secretary, 7100 Technology Drive, West Melbourne, Florida 32904; telephone number: (321) 984-1414. Any amendment to, or waiver from, the codes applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver unless the rules of the NYSE American then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.

Item 11. Executive Compensation

The information required by this item will be contained in the “Executive Compensation,” “Summary Compensation Table for 2018-2019,” “Outstanding Equity Awards at 2019 Fiscal Year-End,” “Retirement Benefits for 2019,” “Potential Payments Upon Termination or in Connection With a Change of Control,” “Director Compensation for 2019” and “Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee” sections of our definitive proxy statement, to be filed in connection with our 2020 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement, to be filed in connection with our 2020 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2020 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” sections of our definitive proxy statement, to be filed in connection with our 2020 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(b) Exhibits:

Number	Exhibit
3.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.2	Articles of Incorporation (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.3	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
4.1	Description of the Company’s Registered Securities*
4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
10.1+
2007 Incentive Compensation Plan (incorporated by reference from Annex G to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2007, relating to the 2007 annual stockholders’ meeting)

10.2+	Amendment to the 2007 Incentive Compensation Plan, effective as of March 17, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2017)
10.3+	Form of 2007 Incentive Compensation Plan Stock Option Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.4+	2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.5+
Omnibus Amendment to Incentive Compensation Plans, dated as of March 28, 2019, by and between BK Technologies, Inc. and BK Technologies Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.6+	Form of Stock Option Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.7+	Form of Restricted Share Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.8+	Form of Restricted Stock Unit Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.9+
Form of Non-Employee Director Restricted Share Unit Agreement under the 2017 Incentive Compensation Plan (September 2018) (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.10+
Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.11+
Form of Restricted Share Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.12+
Form of Restricted Stock Unit Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.13+
Relocation Agreement, dated December 31, 2019, between the Company and Henry R. (Randy) Willis (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.14+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.15+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.16+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Randy Willis (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.17+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and James R. Holthaus (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.18+
First Amendment, approved October 30, 2019, to Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and James R. Holthaus (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2019)

10.19+	Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic*
10.20
Credit Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.21
Line of Credit Note, executed as of January 30, 2020, by BK Technologies, Inc., as borrower, for the benefit of JPMorgan Chase Bank, N.A., as lender (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.22
Continuing Guaranty, executed as of January 30, 2020, by and among JPMorgan Chase Bank, N.A., as lender, and BK Technologies Corporation and RELM Communications, Inc., as guarantors (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.23
Continuing Security Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as pledgor (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 30, 2020)

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

______________________________________

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

BK TECHNOLOGIES CORPORATION

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

SIGNATURE	TITLE	DATE

/s/ D. Kyle Cerminara	Chairman of the Board	March 4, 2020
D. Kyle Cerminara

/s/ Lewis M. Johnson	Co-Chairman of the Board	March 4, 2020
Lewis M. Johnson

/s/ Timothy A. Vitou	President (Principal Executive Officer)	March 4, 2020
Timothy A. Vitou

/s/ William P. Kelly	Executive Vice President and Chief Financial Officer	March 4, 2020
William P. Kelly	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael R. Dill	Director	March 4, 2020
Michael R. Dill

/s/ Charles T. Lanktree	Director	March 4, 2020
Charles T. Lanktree

/s/ E. Gray Payne	Director	March 4, 2020
E. Gray Payne

/s/ John W. Struble	Director	March 4, 2020
John W. Struble

/s/ Ryan R.K. Turner	Director	March 4, 2020
Ryan R.K. Turner