Form 10-Q
period 2020-03-31
BK Technologies Corp
filed 2020-05-13
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 12,493,420 shares of common stock, $0.60 par value, of the registrant outstanding at May 4, 2020.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,946	$4,676
Trade accounts receivable, net	4,590	3,964
Inventories, net	10,937	13,513
Prepaid expenses and other current assets	1,802	1,733
Total current assets	22,275	23,886

Property, plant and equipment, net	3,775	3,964
Right-of-use (ROU) asset	2,791	2,885
Investment in securities	2,329	2,635
Deferred tax assets, net	4,373	4,373
Other assets	169	197
Total assets	$35,712	$37,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,836	$5,310
Accrued compensation and related taxes	1,045	1,271
Accrued warranty expense	1,099	1,248
Accrued other expenses and other current liabilities	402	479
Dividends payable	250	252
Short-term lease liability	393	369
Note payable-current portion	78	78
Deferred revenue	462	369
Total current liabilities	8,565	9,376

Note payable, net of current portion	309	328
Long-term lease liability	2,511	2,606
Deferred revenue	2,685	2,354
Total liabilities	14,070	14,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,929,381 issued and 12,495,110 and 12,596,923 outstanding shares at March 31, 2020 and December 31, 2019, respectively	8,357	8,357
Additional paid-in capital	26,146	26,095
Accumulated deficit	(7,485)	(6,043)
Treasury stock, at cost, 1,434,271 and 1,332,458 shares at March 31, 2020 and December 31, 2019, respectively	(5,376)	(5,133)
Total stockholders’ equity	21,642	23,276
Total liabilities and stockholders’ equity	$35,712	$37,940

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Sales, net	$10,889	$7,644
Expenses
Cost of products	6,994	5,207
Selling, general and administrative	4,743	4,755
Total expenses	11,737	9,962

Operating loss	(848)	(2,318)

Other (expense) income:
Net interest income	9	55
(Loss) gain on investment in securities	(306)	592
Other expense	(47)	(2)
Total other (expense) income	(344)	645

Loss before income taxes	(1,192)	(1,673)

Income tax benefit	—	355

Net loss	$(1,192)	$(1,318)

Net loss per share-basic and diluted:	$(0.09)	$(0.10)
Weighted average shares outstanding-basic	12,555,108	12,761,713
Weighted average shares outstanding-diluted	12,555,108	12,761,713

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating activities
Net loss	$(1,192)	$(1,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Inventories allowances	38	19
Deferred tax benefit	—	(355)
Depreciation and amortization	320	256
Share-based compensation expense	30	31
Restricted stock unit compensation expense	21	41
(Gain) loss on investment in securities	306	(592)
Changes in operating assets and liabilities:
Trade accounts receivable	(626)	676
Inventories	2,538	(715)
Prepaid expenses and other current assets	(69)	(143)
Other assets	28	1
Lease liability	23	—
Accounts payable	(474)	602
Accrued compensation and related taxes	(226)	(951)
Accrued warranty expense	(149)	(88)
Deferred revenue	424	296
Accrued other expenses and other current liabilities	(77)	(68)
Net cash provided by (used in) operating activities	915	(2,308)

Investing activities
Purchases of property, plant and equipment	(131)	(829)
Net cash used in investing activities	(131)	(829)

Financing activities
Cash dividends paid	(252)	(256)
Repurchase of common stock	(243)	(337)
Proceeds from issuance of common stock	—	2
Repayment of debt	(19)	—
Net cash used in financing activities	(514)	(591)

Net change in cash and cash equivalents	270	(3,728)
Cash and cash equivalents, beginning of period	4,676	11,268
Cash and cash equivalents, end of period	$4,946	$7,540

Supplemental disclosure
Cash paid for interest	$5	$—

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(In thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal, recurring adjustments, necessary for a fair presentation have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for a full year.

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

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses and other liabilities. As of March 31, 2020 and December 31, 2019, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participant would use in pricing investment in securities.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the condensed consolidated financial statements. Refer to Note 12 (Leases) for further details on leases.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. The Company adopted this guidance as of January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2.
Significant Events and Transactions

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter progressed, and the Company anticipates the effects of COVID-19 will continue to have an adverse impact on the Company going forward. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

In February 2020, the Company announced that its operating subsidiary received orders totaling approximately $2,800 from the U.S. Forest Service (“USFS”). The orders were for KNG-Series Digital P-25 portable radios, mobile radios, and base stations, as well as related accessories, and were fulfilled in the first quarter of 2020.

In March 2020, the Company announced that its operating subsidiary received an order totaling approximately $2,100 from the USFS. The order was for KNG-Series Digital P-25 mobile radios and related accessories. The order was fulfilled during the first and second quarters of 2020.

In March 2020, Fundamental Global Investors, LLC, on behalf of the funds managed by it, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), for the purchase of up to one million shares of common stock of the Company. The 10b5-1 Plan became effective on April 2, 2020 and will terminate on April 2, 2021 or such earlier date as set forth in the 10b5-1 Plan. Transactions under the 10b5-1 Plan, if any, will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, and Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, LLC, are both members of the Company’s Board of Directors. In addition, John W. Struble, Chairman of the Company's Board of Directors, serves as a consultant to Fundamental Global Management, LLC, an affiliate of Fundamental Global Investors, LLC. Fundamental Global Investors, LLC, with its affiliates, is the Company’s largest stockholder.

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on March 2, 2020 to stockholders of record as of March 31, 2020. These dividends were paid on April 13, 2020.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $4,640 and $4,014 at March 31, 2020 and December 31, 2019, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consisted of the following:

	March 31, 2020	December 31, 2019
Finished goods	$2,680	$3,864
Work in process	4,725	6,122
Raw materials	3,532	3,527
	$10,937	$13,513

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $861 at March 31, 2020, compared with approximately $823 at December 31, 2019.

5.
Income Taxes

The Company has not recorded income tax expense or benefit for the three months ended March 31, 2020, compared with income tax benefit of approximately $355 for the same period last year.

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

As of March 31, 2020, the Company’s net deferred tax assets totaled approximately $4,373 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it has the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record a valuation allowance related to the deferred tax assets recognized as of March 31, 2020.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities.

As of March 31, 2020, the Company indirectly held approximately $170 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $2,329, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three months ended March 31, 2020, the Company recognized an unrealized loss on the investment of approximately $306, compared with an unrealized gain of $592 for the same period last year. As of March 31, 2020 and December 31, 2019, the unrealized loss on investment was approximately $1,412 and $1,106, respectively.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of May 4, 2020, the Company and the affiliates of Fundamental Global Investors, LLC, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,042,593 shares of PIH’s common stock, including 100,000 shares of common stock subject to a call option, representing approximately 50.1% of PIH’s outstanding shares. In addition, Capital Wealth Advisors, Inc., an affiliate of Fundamental Global, held 64,710 shares of PIH’s common stock for the accounts of individual investors, which represents approximately 1.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, a director of the Company, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chairman of the Board of Directors of Ballantyne Strong and as principal executive officer and Chairman of the Board of Directors of PIH. Mr. Lewis M. Johnson, a director of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Co-Chairman of the Board of Directors of Ballantyne Strong and of PIH. Mr. John Struble, the Chairman of the Company’s Board of Directors, serves as a consultant to an affiliate of Fundamental Global.

7.
Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three months ended March 31, 2020 and 2019 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$(4,092)	$27,712
Stock options exercised and issued	1,000	—	2	—	—	2
Share-based compensation expense	—	—	31	—	—	31
Restricted stock unit compensation expense	—	—	41	—	—	41
Dividends declared ($0.02 per share)	—	—	—	(254)	—	(254)
Net loss	—	—	—	(1,318)	—	(1,318)
Repurchase of common stock	—	—	—	—	(337)	(337)
Balance at March 31, 2019	13,883,937	$8,330	$25,941	$(3,965)	$(4,429)	$25,877

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$(5,133)	$23,276
Share-based compensation expense	—	—	30	—	—	30
Restricted stock unit compensation expense	—	—	21	—	—	21
Dividends declared ($0.02 per share)	—	—	—	(250)	—	(250)
Net loss	—	—	—	(1,192)	—	(1,192)
Repurchase of common stock	—	—	—	—	(243)	(243)
Balance at March 31, 2020	13,929,381	$8,357	$26,146	$(7,485)	$(5,376)	$21,642

8.
Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net loss (numerator for basic and diluted loss per share)	$(1,192)	$(1,318)
Denominator:
Denominator for basic loss per share weighted average shares	12,555,108	12,761,713
Effect of dilutive securities:
Options and restricted stock units	—	—
Denominator:
Denominator for diluted loss per share weighted average shares	12,555,108	12,761,713
Basic loss per share	$(0.09)	$(0.10)
Diluted loss per share	$(0.09)	$(0.10)

Approximately 448,400 stock options and 0 restricted stock units for the three months ended March 31, 2020, and 537,500 stock options and 148,598 restricted stock units for the three months ended March 31, 2019, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $30 for the three months ended March 31, 2020, compared with $31 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2020 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2020 is presented below:

As of January 1, 2020	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	569,500	4.16	6.82	1.75	24,000
Vested	214,800	4.12	4.20	1.95	24,000
Nonvested	354,700	4.18	8.40	1.63	—

Period activity
Issued	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	56,100	4.11	—	1.74	—
Expired	65,000	4.07	—	2.88	—

As of March 31, 2020
Outstanding	448,400	4.18	7.34	1.59	—
Vested	201,400	4.21	6.22	1.55	—
Nonvested	247,000	4.15	8.26	1.62	—

Restricted Stock Units

On September 6, 2019, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $40 per award (resulting in total aggregate grant-date fair value of $280), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

On September 6, 2018, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units vest in full as of the director’s last date of service as a director of the Company. On September 6, 2019, which was the first anniversary of the grant date, the first tranche of the September 2018 restricted stock units vested.

On June 4, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 4, 2019.

The Company recorded non-cash restricted stock unit compensation expense of $21 for the three months ended March 31, 2020, compared with $41 for the same period last year.

10.
Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of March 31, 2020.

Purchase Commitments

As of March 31, 2020, the Company had purchase commitments for inventory totaling approximately $7,062.

Significant Customers

Sales to United States government agencies represented approximately $6,576 (60.4%) of the Company’s net total sales for the three months ended March 31, 2020, compared with approximately $5,401 (70.7%) for the same period last year. Accounts receivable from agencies of the United States government were $2,832 as of March 31, 2020, compared with approximately $4,225 at the same date last year.

11.
Debt

On January 30, 2020, BK Technologies, Inc., a wholly-owned subsidiary of the Company, entered into a $5,000 Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. ("JPMC"). The Credit Agreement provides for a revolving line of credit of up to $5,000, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. The line of credit will expire on January 31, 2021. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with JPMC. The Company and each subsidiary of BK Technologies, Inc. are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of March 31, 2020 and the date of filing this report. As of March 31, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement.

On September 25, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of manufacturing equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement is payable in 60 equal monthly principal and interest payments of approximately $8 beginning on October 25, 2019 and maturing on September 25, 2024, and bears a fixed interest rate of 5.11%.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. Annual rental, maintenance and tax expenses for the facility are approximately $491.

The Company also leases 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. In November 2019, this lease was amended to extend the lease term until December 31, 2021. Annual rental, maintenance and tax expenses for the facility are approximately $121.

Lease costs consist of the following:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$143	$134
Short-term lease cost	2	4
Variable lease cost	32	32
Total lease cost	$177	$170

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$122	$118
Operating cash flows (liability reduction)	82	78

ROU assets obtained in exchange for lease obligations:
Operating leases	9	2,840

Other information related to operating leases was as follows:

March 31, 2020
Weighted average remaining lease term (in years)	6.81
Weighted average discount rate	5.50%

Maturity of lease liabilities as of March 31, 2020 were as follows:

March 31, 2020
Remaining nine months of 2020	$541
2021	526
2022	444
2023	451
2024	461
Thereafter	1,074
Total payments	3,497
Less: imputed interest	593
Total liability	$2,904

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. Annual rental, maintenance and tax expenses for the facility will be approximately $196 for the first year, increasing by approximately 3% for each subsequent twelve-month period. The Company will record the ROU asset and related lease liability for this lease upon its commencement.

13.
Subsequent Events

On April 13, 2020, BK Technologies, Inc., a wholly-owned operating subsidiary of the Company, received approval and funding pursuant to a promissory note evidencing an unsecured loan in the amount of approximately $2,196 (the “Loan”) under the Paycheck Protection Program (or “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Company intended to use the Loan for qualifying expenses in accordance with the terms of the CARES Act. At the time the Company applied for the Loan, it believed it qualified to receive the funds pursuant to the PPP.

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. On April 24, 2020, out of an abundance of caution, the Board determined to repay the Loan and the Company initiated repayment of the full amount of the Loan to the lender.

On May 4, 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221 in severance costs relating to these workforce reductions, which will be recognized in the second quarter of 2020 and will be paid over the next five months.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

●
changes or advances in technology;

●
the success of our land mobile radio product line;

●
successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated new multiband product and other related products in the planned new BKR Series product line;

●
competition in the land mobile radio industry;

●
general economic and business conditions, including federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, and the ongoing effects of the COVID-19 pandemic;

●
the availability, terms and deployment of capital;

●
reliance on contract manufacturers and suppliers;

●
risks associated with fixed-price contracts;

●
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

●
risks related to maintaining our brand and reputation;

●
impact of government regulation;

●
rising health care costs;

●
our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies, as well as any further impact resulting from the COVID-19 pandemic;

●
our inventory and debt levels;

●
protection of our intellectual property rights;

●
fluctuation in our operating results and stock price;

●
acts of war or terrorism, natural disasters and other catastrophic events, such as the COVID-19 pandemic;

●
any infringement claims;

●
data security breaches, cyber-attacks and other factors impacting our technology systems;

●
availability of adequate insurance coverage;

●
maintenance of our NYSE American listing;

●
risks related to being a holding company; and

●
the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

Some of these factors and risks have been, and may further be, exacerbated by the COVID-19 pandemic. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Reported dollar amounts in the management’s discussion and analysis (“MD&A”) are disclosed in millions or as whole dollar amounts.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Holding Company Reorganization

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter progressed. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. While we are considered an “essential business” that is supporting first responders and our manufacturing operations currently remain open, we have implemented certain policies at our offices in accordance with best practices, such as implementing social distancing orders and remote work policies. Consistent with these policies, in the event our business is disrupted in coming weeks and months, we have taken steps to reduce expenses throughout the Company, including suspending all Company travel and participation in trade shows and other business meetings. We have also implemented workforce reductions and reduced employment and related expenses by approximately 18%. During the first quarter, there was limited impact to customer orders as reflected by the increase in sales for the first quarter of 2020 compared with the first quarter last year. Also, while some of our supply chain partners were temporarily closed for a period of time during the first quarter, most of these facilities have been reopened to varying degrees. Although we have in some cases experienced delays and increased freight costs, we have been able to procure the materials necessary to manufacture products and fulfill customer orders. Depending on the progression of the pandemic, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted. Continued progression of the pandemic could result in a decline in customer orders and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we anticipate that our results of operations in future periods may be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Among other things, the CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we received an unsecured Loan (as defined below) in the amount of $2,196,335 under the Paycheck Protection Program (or “PPP”) established under the CARES Act, as further discussed below under “Liquidity and Capital Resources.” We intended to use the Loan for qualifying expenses in accordance with the terms of the CARES Act. At the time of application, we believed we qualified to receive the funds pursuant to the PPP.

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. On April 24, 2020, out of an abundance of caution, the Board determined to repay the Loan, and we initiated repayment of the full amount of the Loan to the lender.

On May 4, 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221,000 in severance costs relating to these workforce reductions, which will be recognized in the second quarter of 2020 and will be paid over the next five months.

Our stock repurchase program terminated in April 2020 and has not  been renewed.

First Quarter Summary

Overall, our financial and operating results for the three months ended March 31, 2020 improved from the same period of last year. For the first quarter of 2020, sales increased significantly from last year’s first quarter, while gross profit margins as a percentage of sales for the first quarter of 2020 also improved compared with the same quarter of last year. Selling, general and administrative expenses remained substantially unchanged compared with last year’s first quarter. These factors combined to yield an operating loss that declined significantly from last year’s first quarter operating loss. Additionally, during the first quarter of 2020, we reduced inventory by approximately $2.5 million, which was a primary factor enabling us to generate positive cash flow from operations.

For the first quarter of 2020, our sales increased $3.2 million (42.5%) to approximately $10.9 million, from $7.6 million for the first quarter last year.

Gross profit margins as a percentage of sales for the first quarter of 2020 were approximately 35.8%, compared with 31.9% for the first quarter last year.

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2020 decreased to approximately $4.7 million (43.6% of sales), compared with approximately $4.8 million (62.2% of sales) for last year’s first quarter.

For the first quarter of 2020, our operating loss was approximately $848,000, which was 63.4% lower, compared with last year’s first quarter operating loss of $2.3 million.

For the first quarter of 2020, we reported an unrealized loss of $306,000 on our investment in 1347 Property Insurance Holdings, Inc. (“PIH”), made through FGI 1347 Holdings, LP, a consolidated VIE. This compares with an unrealized gain of $592,000 on the investment for the first quarter of last year.

Net loss for the three months ended March 31, 2020 was approximately $1.2 million ($0.09 per basic and diluted share), compared with a net loss of approximately $1.3 million ($0.10 per basic and diluted share) for the same quarter last year.

As of March 31, 2020, working capital totaled approximately $13.7 million, of which approximately $9.5 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2019, working capital totaled approximately $14.5 million, of which approximately $8.6 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2020	March 31, 2019
Sales	100.0%	100.0%
Cost of products	(64.2)	(68.1)
Gross margin	35.8	31.9
Selling, general and administrative expenses	(43.6)	(62.2)
Other (expense) income	(3.2)	8.4
Loss before income taxes	(11.0)	(21.9)
Income tax benefit	—	4.7
Net loss	(11.0)%	(17.2)%

Net Sales

For the first quarter ended March 31, 2020, net sales increased 42.5% ($3.2 million) to approximately $10.9 million, compared with approximately $7.6 million for the first quarter of last year.

The increase in net sales was attributed primarily to strong demand from federal customers such as the U.S. Forest Service and the U.S. Bureau of Land Management, among others. During the first quarter of 2020, there was limited impact to our sales from the COVID-19 outbreak. Furthermore, sales for last year’s first quarter were unusually low, reflecting the federal government shutdown early in the quarter.

During the first quarter of 2020, we reorganized our sales resources to more effectively focus on target markets and customers where we believe we can maximize our sales success. Our funnel of sales prospects for coming quarters includes potential new customers in federal, state and local public safety agencies.  We believe the reorganization and our current sales funnel better position us to capture new sales opportunities moving forward.

While the potential impacts of the COVID-19 outbreak in coming months and quarters are uncertain, such effects have the potential to materially adversely impact our customers, which could reduce customer orders, and our supply chain, which could impair our ability to fulfill customer requirements in a timely manner, or at all. Such negative effects on our customers and suppliers could materially adversely affect our future business, operations and financial results.

The anticipated launch of our BKR Series product line, which was planned for 2019, was delayed. The initial product in this line is currently anticipated to be available in the second quarter of 2020, with additional models expected to be introduced in the future. Introduction of our BKR Series products could be delayed by various factors, including potential impacts related to the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to the influence of budgets, priorities and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2020 improved to approximately 35.8%, compared with 31.9% for the first quarter of last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Although gross profit margins for the first quarter of 2020 increased compared with the first quarter of last year, they were below typical levels as the mix of product sales was more heavily weighted toward lower margin products compared with the first quarter last year. Also, freight costs associated with the procurement of certain materials increased during the first quarter, due in part to COVID-19 impact on our supply chain. Additionally, in concert with our inventory reduction program, more customer orders were fulfilled with inventory on-hand. Consequently, gross profit margins were impacted by lower manufacturing volumes resulting in suboptimal utilization and absorption of manufacturing and support expenses. Gross profit margins for the first quarter last year were adversely impacted by extraordinarily low sales and manufacturing levels resulting in under-absorption of support and overhead expenses.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs, and anticipate continuing to do so in the future. To better position our operations in an uncertain business environment, in April 2020 we reduced manufacturing operations employment by approximately 21% as well as other related expenses. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. Although in the future we may encounter new product cost and competitive pricing pressures, the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter ended March 31, 2020 decreased slightly ($12,000, or 0.3%) to approximately $4.7 million (43.6% of sales), compared with approximately $4.8 million (62.2% of sales) for the first quarter last year. Consistent with employment and expense reductions in our manufacturing operations, we reduced SG&A employment by approximately 15%, as well as other expenses in sales, go-to-market, engineering and headquarters.

Engineering and product development expenses for the first quarter of 2020 decreased 4.8%, or $104,000, to approximately $2.0 million (18.8% of sales), compared with approximately $2.1 million (28.1% of sales) for the same quarter of last year. Product development expenses related to an anticipated new line of portable and mobile radios with enhanced features, the BKR Series, decreased as development activities migrated away from external resources to our new internal engineering team. This team is also involved with our multiband radio development, which was reevaluated in the fourth quarter of 2019. Design improvements identified by the reevaluation are in process. The precise date for introducing the multiband product in the market is uncertain and may be further delayed by COVID-19 related impacts in coming months.

Marketing and selling expenses for the first quarter of 2020 totaled approximately $1.5 million (13.8% of sales), compared with approximately $1.4 million (18.4% of sales) for the first quarter last year. The increase is attributed to sales incentive commission expenses resulting from sales growth compared to the first quarter of last year.

General and administrative expenses for the first quarter 2020 were materially unchanged compared with last year’s first quarter, totaling approximately $1.2 million (11.0% of sales) and $1.2 million (15.7% of sales), respectively. The decrease in G&A as a percentage of sales reflects the 42.5% growth in sales for the first quarter of 2020 compared with last year’s first quarter.

Operating Income (Loss)

The operating loss for the first quarter ended March 31, 2020 improved 63.4% from the last year’s first quarter, totaling approximately $848,000 (7.8% of sales), compared with $2.3 million (30.3% of sales) for the first quarter last year. The reduced operating loss for the first quarter of 2020 was primarily attributed to sales growth and gross profit margin improvements, while maintaining consistent SG&A expenses.

Other (Expense) Income

We recorded net interest income of approximately $9,000 for the first quarter ended March 31, 2020, compared with approximately $55,000 for the first quarter of last year, as a result of lower cash balances.

During the first quarter of 2020, we had no outstanding borrowings under the Credit Agreement (defined below), and therefore did not incur any interest expense on any outstanding borrowings under the Credit Agreement.

Additionally, on September 25, 2019, through a wholly-owned subsidiary, we entered into a Master Loan Agreement with U.S. Bank Equipment Finance, a division of U.S. Bank National Association, in the amount of $425,000, to finance various items of equipment. The loan is collateralized by equipment. The agreement has a term of five years and bears a fixed interest rate of 5.11%.

For the three months ended March 31, 2020, we recognized an unrealized loss of approximately $306,000 on our investment in PIH, compared with an unrealized gain of $592,000 for last year’s first quarter.

Income Taxes

We did not record income tax expense or benefit for the three months ended March 31, 2020, compared with an income tax benefit of $355,000 for the first quarter last year.

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

As of March 31, 2020, our net deferred tax assets totaled approximately $4.4 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2020.

Liquidity and Capital Resources

For the three months ended March 31, 2020, net cash provided by operating activities totaled approximately $0.9 million, compared with cash used in operating activities of approximately $2.3 million for the same period of last year.  Cash provided by operating activities for the three months ended March 31, 2020, was primarily related to a decrease in inventory and an unrealized loss on our investment in PIH, which were partially offset by a net loss, an increase in accounts receivable and depreciation and amortization, and a decrease in accounts payable, as well as accrued compensation and related taxes.

For the three months ended March 31, 2020, we had a net loss of approximately $1.2 million, compared with approximately $1.3 million for the same period last year. Net inventories decreased during the three months ended March 31, 2020 by approximately $2.5 million, compared with an increase of approximately $715,000 for the same period last of year. The decrease for the first quarter of 2020 was primarily attributable to an increase in sales and our inventory reduction program. Unrealized losses on securities for the three months ended March 31, 2020 totaled approximately $306,000, compared with gains of approximately $592,000 for last year’s first quarter. For additional information pertaining to our investment in securities, refer to Notes 1 (Condensed Consolidated Financial Statements) and 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. Accounts receivable increased approximately $626,000 during the first quarter ended March 31, 2020, compared with a decrease of approximately $676,000 for last year’s first quarter. The increase in accounts receivable was attributable to sales later in the first quarter of 2020 that had not completed their collection cycle. Depreciation and amortization totaled approximately $320,000 for the first quarter ended March 31, 2020, compared with approximately $256,000 for the first quarter last year. Accounts payable for the first quarter ended March 31, 2020, decreased approximately $474,000, compared with an increase of approximately $602,000 for the first quarter of last year, primarily due to payments to material suppliers during the first quarter of 2020.

Cash used in investing activities for the first quarter ended March 31, 2020 totaled approximately $131,000 and was attributed to purchases of property, plant and equipment. For the same period last year, cash used in investing activities totaled approximately $829,000, and was also attributed to purchases of property, plant and equipment.

For the first quarter ended March 31, 2020, approximately $514,000 was used in financing activities, primarily related to our capital return program, which included quarterly dividends totaling approximately $252,000 and stock repurchases totaling approximately $243,000. We also utilized $19,000 for the repayment of debt. For the first quarter last year, approximately $256,000 was used to pay dividends and approximately $337,000 was used for stock repurchases.

On April 13, 2020, BK Technologies, Inc., our wholly-owned operating subsidiary, received approval and funding pursuant to a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $2,196,335 (the “Loan”) under the PPP. The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration (“SBA”). The Loan was made through JPMorgan Chase Bank, N.A. (“JPMC”). We intended to use the Loan for qualifying expenses in accordance with the terms of the CARES Act. At the time of application, we believed we qualified to receive the funds pursuant to the PPP.

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. On April 24, 2020, out of an abundance of caution, the Board determined to repay the Loan and we initiated repayment of the full amount of the Loan to the lender.

On May 4, 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221,000 in severance costs relating to these workforce reductions, which will be recognized in the second quarter of 2020 and will be paid over the next five months.

On January 30, 2020, BK Technologies, Inc., our wholly-owned subsidiary, entered into a $5.0 million Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMC. The Credit Agreement provides for a revolving line of credit of up to $5.0 million, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. The line of credit will expire on January 31, 2021. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with JPMC. We and each subsidiary of BK Technologies, Inc. are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of March 31, 2020 and the date of filing this report. As of March 31, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement and there was approximately $3.2 million of borrowing available under the Credit Agreement.

On September 25, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425,000 to finance items of manufacturing equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement has a term of five years and bears a fixed interest rate of 5.11%.

Our cash and cash equivalents balance at March 31, 2020 was approximately $4.9 million.  We believe these funds, combined with our cost-saving initiatives, anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Item 1A. Risk Factors” below in this report.

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

There were no changes to our critical accounting policies during the quarter ended March 31, 2020, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report, except as set forth below. However, many of the risk factors disclosed in Item 1A of our Annual Report have been, and we expect will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

The COVID-19 pandemic and ensuing governmental responses has negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flow.

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. We expect the COVID-19 pandemic to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives, such as the launch of products in the BKR Series, in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. In addition, the pandemic has significantly increased economic and demand uncertainty and caused a worldwide economic downturn, and it is possible that it could cause a global recession.

In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure, which includes our business. While our manufacturing operations currently remain open, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers.

We have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. Many of our suppliers, vendors and service providers have made similar modifications. A large part of our workforce is currently working from home, and the resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. In light of the economic downturn generated by the COVID-19 pandemic, we have restructured our operations, including, among other things, reducing our workforce by approximately 18%. We will incur costs as a result of the workforce reduction, and there can be no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In addition, we have experienced delays and cost increases, and may continue to do so, in obtaining and transporting supplies. Since the outbreak, some of our supply chain partners were temporarily closed for a period of time. Most of these facilities have been reopened to varying degrees. Although we have in some cases experienced delays and increased freight costs, we have, to date, been able to procure the materials necessary to manufacture products and fulfill customer orders, which may not continue to be the case in the event the pandemic worsens or continues for an extended period of time. Depending on the progression of the pandemic, our ability to obtain necessary supplies and ship finished products to customers may continue to be disrupted.

Further, our current and potential customers’ businesses could be disrupted or they could seek to limit spending, either of which could negatively impact the willingness or ability of our customers to place new, or any, orders with us and ultimately adversely affect our revenues, as well as negatively impact the payment of accounts receivable and collections and potentially lead to write-downs or write-offs.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
01/01/20-01/31/20	36,155	$2.94	36,155	81,787
02/01/20-02/29/20	20,963	$2.72	20,963	60,824
03/01/20-03/31/20	44,695	$1.72	44,695	16,129
Total	101,813	$2.36	101,813

(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.

(2)
The Company has a repurchase program of up to 1 million shares of the Company’s common stock that can be purchased, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. The repurchase program was initially announced in May 2016 and expanded in June 2017. The program terminated in April 2020 and has not been renewed.

Dividend Restrictions

On January 30, 2020, BK Technologies, Inc., our wholly-owned operating subsidiary, entered into the Credit Agreement with JPMC. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including pay dividends to us.

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

Exhibit 10.2
Line of Credit Note, executed as of January 30, 2020, by BK Technologies, Inc., as borrower, for the benefit of JPMorgan Chase Bank, N.A., as lender (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2020)

Exhibit 10.3
Continuing Guaranty, executed as of January 30, 2020, by and among JPMorgan Chase Bank, N.A., as lender, and BK Technologies Corporation and RELM Communications, Inc., as guarantors (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2020)

Exhibit 10.4
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 13, 2020	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: May 13, 2020	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)