Form 10-Q
period 2020-06-30
BK Technologies Corp
filed 2020-08-05
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 12,493,420 shares of common stock, $0.60 par value, of the registrant outstanding at August 2, 2020.

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,939	$4,676
Trade accounts receivable, net	3,583	3,964
Inventories, net	9,527	13,513
Prepaid expenses and other current assets	1,408	1,733
Total current assets	21,457	23,886

Property, plant and equipment, net	3,828	3,964
Right-of-use (ROU) asset	2,709	2,885
Investment in securities	2,129	2,635
Deferred tax assets, net	4,344	4,373
Other assets	143	197
Total assets	$34,610	$37,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,472	$5,310
Accrued compensation and related taxes	940	1,271
Accrued warranty expense	911	1,248
Accrued other expenses and other current liabilities	385	479
Dividends payable	250	252
Short-term lease liability	417	369
Note payable-current portion	80	78
Deferred revenue	556	369
Total current liabilities	8,011	9,376

Note payable, net of current portion	289	328
Long-term lease liability	2,426	2,606
Deferred revenue	2,724	2,354
Total liabilities	13,450	14,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,943,820 and 13,929,381 issued and 12,493,420 and 12,596,923 outstanding shares at June 30, 2020 and December 31, 2019, respectively	8,366	8,357
Additional paid-in capital	26,235	26,095
Accumulated deficit	(8,039)	(6,043)
Treasury stock, at cost, 1,450,400 and 1,332,458 shares at June 30, 2020 and December 31, 2019, respectively	(5,402)	(5,133)
Total stockholders’ equity	21,160	23,276
Total liabilities and stockholders’ equity	$34,610	$37,940
See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales, net	$9,937	$13,294	$20,826	$20,938
Expenses
Cost of products	5,609	7,593	12,603	12,800
Selling, general and administrative	4,364	5,681	9,107	10,436
Total expenses	9,973	13,274	21,710	23,236

Operating (loss) income	(36)	20	(884)	(2,298)

Other (expense) income:
Net interest (expense) income	(6)	46	3	101
(Loss) gain on investment in securities	(200)	(148)	(506)	444
Other expense	(32)	(11)	(79)	(13)
Total other (expense) income	(238)	(113)	(582)	532

Loss before income taxes	(274)	(93)	(1,466)	(1,766)

Income tax (expense) benefit	(28)	(154)	(28)	201

Net loss	$(302)	$(247)	$(1,494)	$(1,565)

Net loss per share-basic and diluted:	$(0.02)	$(0.02)	$(0.12)	$(0.12)
Weighted average shares outstanding-basic	12,495,707	12,720,112	12,525,407	12,740,798
Weighted average shares outstanding-diluted	12,495,707	12,720,112	12,525,407	12,740,798

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating activities
Net loss	$(1,494)	$(1,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Inventories allowances	72	49
Deferred tax expense (benefit)	28	(164)
Depreciation and amortization	661	575
Share-based compensation expense-stock options	60	68
Share-based compensation expense-restricted stock units	89	74
Loss (gain) loss on investment in securities	506	(444)
Changes in operating assets and liabilities:
Trade accounts receivable	381	628
Inventories	3,914	(1,840)
Prepaid expenses and other current assets	325	269
Other assets	54	(4)
Lease liability	44	—
Accounts payable	(838)	1,246
Accrued compensation and related taxes	(331)	(691)
Accrued warranty expense	(337)	(106)
Deferred revenue	557	417
Accrued other expenses and other current liabilities	(94)	155
Net cash provided by (used in) operating activities	3,597	(1,333)

Investing activities
Purchases of property, plant and equipment	(525)	(1,462)
Net cash used in investing activities	(525)	(1,462)

Financing activities
Proceeds from issuance of common stock	—	2
Cash dividends declared and paid	(502)	(510)
Repurchase of common stock	(269)	(550)
Proceeds from debt	2,196	—
Repayment of debt	(2,234)	—
Net cash used in financing activities	(809)	(1,058)

Net change in cash and cash equivalents	2,263	(3,853)
Cash and cash equivalents, beginning of period	4,676	11,268
Cash and cash equivalents, end of period	$6,939	$7,415

Supplemental disclosure
Cash paid for interest	$11	$—
Non-cash financing activity
Common stock issued under restricted stock units	$56	$140

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(In thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal, recurring adjustments, necessary for a fair presentation have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for a full year.

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

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, and other liabilities. As of June 30, 2020 and December 31, 2019, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing investment in securities.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the condensed consolidated financial statements. Refer to Note 12 (Leases) for further details on leases.

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

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have a material impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2.
Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on June 10, 2020 to stockholders of record as of July 6, 2020. These dividends were paid on July 20, 2020.

In May 2020, the Company announced that its operating subsidiary received orders totaling approximately $1,400 from the U.S. Forest Service. The orders were for KNG-Series Digital P-25 portable radios, mobile radios and base stations with related accessories, and were fulfilled during the second quarter of 2020.

In May 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221 in severance costs relating to these workforce reductions, which were recognized in the second quarter of 2020 and will be paid according to the Company’s normal payroll practices through September 2020.

In April 2020, BK Technologies, Inc., a wholly-owned operating subsidiary of the Company, received approval and funding pursuant to a promissory note evidencing an unsecured loan in the amount of approximately $2,196 (the “Loan”) under the Paycheck Protection Program (or “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Company intended to use the Loan for qualifying expenses in accordance with the terms of the CARES Act. At the time the Company applied for the Loan, it believed it qualified to receive the funds pursuant to the PPP. Subsequently, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. In April 2020, out of an abundance of caution, the Company repaid the loan in full.

In December 2019, a novel strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first half of 2020 progressed, and the Company anticipates the effects of COVID-19 will continue to have an adverse impact on the Company going forward. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. In response to the COVID-19 pandemic, the Company has undertaken certain measures in an effort to mitigate the impact of the COVID-19 pandemic on the Company, including implementing employee safety measures and taking steps to reduce expenses, including workforce reductions. The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, including whether there is a “second wave,” and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, the Company may continue to experience an adverse impact to its business as a result of the pandemic’s national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $3,633 and $4,014 at June 30, 2020 and December 31, 2019, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods	$2,781	$3,864
Work in process	3,242	6,122
Raw materials	3,504	3,527
	$9,527	$13,513

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $466 at June 30, 2020, compared with approximately $823 at December 31, 2019.

5.
Income Taxes

The Company has recorded an income tax expense of $28 derived from the change in valuation allowance related to net operating loss carryforwards for the state of Florida that are anticipated to expire unutilized in 2020 for the three and six months ended June 30, 2020, compared with an income tax expense of approximately $154 for the three months ended June 30, 2019, and an income tax benefit of approximately $201 for the six months ended June 30, 2019.

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

As of June 30, 2020, the Company’s net deferred tax assets totaled approximately $4,344 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $28 related to state of Florida net operating loss carryforwards that are anticipated to expire unutilized in 2020. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2020.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities.

As of June 30, 2020, the Company indirectly held approximately $146 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) with fair value of $2,129, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three months ended June 30, 2020, the Company recognized an unrealized loss on the investment of approximately $200, compared with an unrealized loss of $148 for the same period last year. For the six months ended June 30, 2020, the Company recognized an unrealized loss on the investment of approximately $506, compared with an unrealized gain of $444 for the same period last year.

Affiliates of Fundamental Global Investors, LLC serve as the general partner and the investment manager of FGI 1347 Holdings, LP, and the Company is the sole limited partner. As of June 30, 2020, the Company and the affiliates of Fundamental Global Investors, LLC, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,042,593 shares of PIH’s common stock, including 100,000 shares of common stock subject to a call option, representing approximately 50.1% of PIH’s outstanding shares. In addition, Capital Wealth Advisors, Inc., an affiliate of Fundamental Global, held 64,710 shares of PIH’s common stock for the accounts of individual investors, which represents approximately 1.1% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, a director of the Company, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Chairman of the Board of Directors of Ballantyne Strong and of PIH. Mr. Lewis M. Johnson, a director of the Company, is President, Co-Founder and Partner of Fundamental Global Investors, LLC and serves as Co-Chairman of the Board of Directors of Ballantyne Strong and of PIH. Mr. John Struble, the Chairman of the Company’s Board of Directors, serves as a consultant to an affiliate of Fundamental Global Investors, LLC.

7.
Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$(4,092)	$27,712
Stock options exercised and issued	1,000	—	2	—	—	2
Share-based compensation expense-stock options	—	—	31	—	—	31
Share-based compensation expense-restricted stock units	—	—	41	—	—	41
Common stock dividends ($0.02 per share)	—	—	—	(254)	—	(254)
Net loss	—	—	—	(1,318)	—	(1,318)
Repurchase of common stock	—	—	—	—	(337)	(337)
Balance at March 31, 2019	13,883,937	8,330	25,941	(3,965)	(4,429)	25,877
Common stock issued under restricted stock units	38,353	23	(23)	—	—	—
Share-based compensation expense-stock options	—	—	37	—	—	37
Share-based compensation expense-restricted stock units	—	—	33	—	—	33
Common stock dividends ($0.02 per share)	—	—	—	(255)	—	(255)
Net loss	—	—	—	(247)	—	(247)
Repurchase of common stock	—	—	—	—	(213)	(213)
Balance at June 30, 2019	13,922,290	$8,353	$25,988	$(4,467)	$(4,642)	$25,232

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$(5,133)	$23,276
Common stock issued under restricted stock units	—	—	—	—	—	—
Share-based compensation expense-stock options	—	—	30	—	—	30
Share-based compensation expense-restricted stock units	—	—	21	—	—	21
Common stock dividends ($0.02 per share)	—	—	—	(250)	—	(250)
Net loss	—	—	—	(1,192)	—	(1,192)
Repurchase of common stock	—	—	—	—	(243)	(243)
Balance at March 31, 2020	13,929,381	8,357	26,146	(7,485)	(5,376)	21,642
Common stock issued under restricted stock units	14,439	9	(9)	—	—	—
Share-based compensation expense-stock options	—	—	30	—	—	30
Share-based compensation expense-restricted stock units	—	—	68	—	—	68
Common stock dividends ($0.02 per share)	—	—	—	(252)	—	(252)
Net loss	—	—	—	(302)	—	(302)
Repurchase of common stock	—	—	—	—	(26)	(26)
Balance at June 30, 2020	13,943,820	$8,366	$26,235	$(8,039)	$(5,402)	$21,160

8.
Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net loss (for basic and diluted loss per share)	$(302)	$(247)	$(1,494)	$(1,565)
Denominator for basic loss per share weighted average shares	12,495,707	12,720,112	12,525,407	12,740,798
Effect of dilutive securities:
Options and restricted stock units	—	—	—	—
Denominator for diluted loss per share weighted average shares	12,495,707	12,720,112	12,525,407	12,740,798
Basic loss per share	$(0.02)	$(0.02)	$(0.12)	$(0.12)
Diluted loss per share	$(0.02)	$(0.02)	$(0.12)	$(0.12)

Approximately 510,900 stock options and 0 restricted stock units for the three and six months ended June 30, 2020, and 564,500 stock options and 116,667 restricted stock units for the three and six months ended June 30, 2019, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $30 and $60 for the three and six months ended June 30, 2020, respectively, compared with $37 and $68, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2020 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2020 is presented below:

As of January 1, 2020	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	569,500	4.16	6.82	1.75	24,000
Vested	214,800	4.12	4.20	1.95	24,000
Nonvested	354,700	4.18	8.40	1.63	—

Period activity
Issued	110,000	3.24	—	1.27	—
Exercised	—	—	—	—	—
Forfeited	103,600	4.12	—	1.71	—
Expired	65,000	4.07	—	2.88	—

As of June 30, 2020
Outstanding	510,900	3.98	7.65	1.51	45,500
Vested	190,300	4.21	5.95	1.54	29,000
Nonvested	320,600	3.85	8.67	1.50	16,500

Restricted Stock Units

On September 6, 2019, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $40 per award (resulting in total aggregate grant-date fair value of $280), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company. On April 24, 2020, upon the resignation of former director Ryan Turner, the Company accelerated the vesting of Mr. Turner’s unvested restricted stock units granted September 6, 2019 and issued 10,389 shares of common stock.

On September 6, 2018, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by shareholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units vest in full as of the director’s last date of service as a director of the Company. On September 6, 2019, which was the first anniversary of the grant date, the first tranche of the September 2018 restricted stock units vested. On April 24, 2020, upon the resignation of Mr. Turner, the Company accelerated the vesting of Mr. Turner’s unvested restricted stock units granted September 6, 2018 and issued 4,050 shares of common stock.

On June 4, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 4, 2019.

The Company recorded non-cash restricted stock unit compensation expense of $68 and $89 for the three and six months ended June 30, 2020, respectively, compared with $32 and $74, respectively, for the same periods last year.

10.
Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of June 30, 2020.

 On June 24, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Agreement”) with Itasca Financial LLC (“Itasca”), pursuant to which Itasca agreed to advise the Company on aspects of its strategic direction. In exchange for Itasca’s services, the Company agreed to pay Itasca a retainer fee of $50,000, payable in two installments of $25,000, and a monthly fee of $20,000. The Agreement may not be terminated for a period of two months from June 24, 2020, after which time it may be terminated by either party at any time with prior written notice of at least 30 calendar days. As of the date of this report, the Company has paid $45,000 to Itasca and the parties have agreed to suspend the Agreement indefinitely. Upon termination of the Agreement by either party, the Company has agreed to pay Itasca a termination fee of $100,000, which can be payable in a combination of cash and stock at the Company’s discretion, and if any such fee is paid in stock, then the Company has agreed to grant Itasca unlimited piggyback registration rights for such stock. The Agreement also includes expense reimbursement provisions and indemnification provisions in favor of Itasca and its affiliates. This description of the Agreement is a summary only and is qualified by reference to full text of Agreement, which is filed as an exhibit to this report.

Fundamental Global Investors, LLC, with its affiliates (collectively, “Fundamental Global”), is the largest stockholder of the Company. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, and Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, LLC, are both members of the Company’s Board of Directors, and John W. Struble, Chairman of the Board of Directors, serves as a consultant to Fundamental Global Management, LLC, an affiliate of Fundamental Global Investors, LLC. Fundamental Global is the controlling stockholder of PIH, and Larry G. Swets, Jr. serves as Interim Chief Executive Officer and principal executive officer of PIH and as a member of PIH’s Board of Directors. In addition, Mr. Swets founded and serves as the managing member of Itasca, which provides services to the Company, as described above, as well as to other companies affiliated with Fundamental Global.

Purchase Commitments

As of June 30, 2020, the Company had purchase commitments for inventory totaling approximately $6,636.

Significant Customers

Sales to United States government agencies represented approximately $4,268 (43.0%) and $10,845 (52.1%) of the Company’s net total sales for the three and six months ended June 30, 2020, respectively, compared with approximately $4,021 (30.2%) and $9,421 (45.0%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $589 as of June 30, 2020, compared with approximately $690 at the same date last year.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of June 30, 2020 and the date of filing this report. As of June 30, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement.

On September 25, 2019, BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of manufacturing equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement is payable in 60 equal monthly principal and interest payments of approximately $8 beginning on October 25, 2019, matures on September 25, 2024 and bears a fixed interest rate of 5.11%.

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

Lease costs consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$143	$134	$287	$268
Short-term lease cost	—	6	2	10
Variable lease cost	32	31	63	63
Total lease cost	$175	$171	$352	$341

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$122	$118	$243	$236
Operating cash flows (liability reduction)	83	78	164	156

ROU assets obtained in exchange for lease obligations:
Operating leases	26	—	35	2,840

Other information related to operating leases was as follows:

June 30, 2020
Weighted average remaining lease term (in years)	6.60
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2020 were as follows:

June 30, 2020
Remaining six months of 2020	$281
2021	560
2022	447
2023	456
2024	464
Thereafter	1,193
Total payments	3,401
Less: imputed interest	558
Total liability	$2,843

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. Annual rental, maintenance and tax expenses for the facility will be approximately $196 for the first year, increasing by approximately 3% for each subsequent twelve-month period. The Company recorded the ROU asset and related lease liability for this lease upon its commencement.

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

●
the impact of the COVID-19 pandemic on the companies in which we hold investments;

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. We are considered an “essential business” that is supporting first responders and our manufacturing operations have remained open during the pandemic. Accordingly, we have implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and work places as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. One staff member has tested positive for COVID-19 to date. This employee was quarantined in accordance with accepted safety practices and is working remotely. Also, in planning for the possible disruption of our business, we have taken steps to reduce expenses throughout the Company. This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing capital expenditures. We also implemented workforce reductions during the second quarter of 2020, decreasing employment and related expenses by approximately 18%. During the first six months, impact to customer orders was limited as reflected by our sales, which were comparable to sales for the same period last year. Also, while some of our supply chain partners were temporarily closed during the early stages of the pandemic, most of these partners resumed operations and we have been able to procure the materials necessary to manufacture products and fulfill customer orders. Depending on the progression of the pandemic, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted. Continued progression of the pandemic could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from year to year. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, including whether there is a “second wave,” and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

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

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. In April 2020, out of an abundance of caution, we repaid the loan in full.

On May 4, 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221,000 in severance costs relating to these workforce reductions, which were recognized in the second quarter of 2020 and will be paid according to our normal payroll practices through September 2020.

Our stock repurchase program terminated in April 2020 and was not renewed.

Second Quarter and Six Months Summary

Overall, our financial and operating results for the three and six months ended June 30, 2020 were comparable with the same periods of last year and improved in some respects. For the first half of 2020, sales were materially unchanged from last year’s six-month period. While sales for the second quarter of 2020 were below sales for last year’s second quarter, this was offset by first quarter 2020 sales, which exceeded last year’s first quarter sales. Gross profit margins as a percentage of sales for the second quarter and six-month periods of 2020 improved compared with the same periods of last year and compared with the immediately preceding quarter. Selling, general and administrative expenses for the second quarter and six months of 2020 were significantly lower compared with the same periods last year and compared with the immediately preceding quarter. Combined, these factors contributed to an improvement in operating performance, yielding a significantly reduced operating loss for the six-month period of 2020 compared with the same period last year. Furthermore, during the first six months of 2020, we reduced inventory by approximately $4.0 million, which was a primary factor enabling us to generate positive cash flow from operations.

For the second quarter of 2020, our sales decreased 25.3% to approximately $9.9 million, compared with approximately $13.3 million for the same quarter last year. For the six months ended June 30, 2020, sales totaled approximately $20.8 million, which were materially unchanged from the same period last year.

Gross profit margins as a percentage of sales for the second quarter of 2020 improved to approximately 43.6%, compared with 42.9% for the second quarter last year. For the six-month period ended June 30, 2020, gross profit margins as a percentage of sales improved to 39.5%, compared with 38.9% for the same period last year.

Selling, general and administrative expenses (“SG&A”) for the second quarter of 2020 decreased 23.2% to approximately $4.4 million, compared with approximately $5.7 million for the same quarter last year. SG&A expenses for the first six months of 2020 decreased 12.7% to approximately $9.1 million, compared with approximately $10.4 million for the same period last year.

For the second quarter of 2020, we recognized an operating loss of approximately $36,000, compared with operating income of approximately $20,000 for the same quarter last year. For the six-month period of 2020, we reduced our operating loss by approximately $1.4 million to approximately $884,000, compared with an operating loss of approximately $2.3 million for the same period last year.

For the second quarter of 2020, we recognized an unrealized loss totaling $200,000 on our investment in 1347 Property Insurance Holdings, Inc. (“PIH”), made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with an unrealized loss of $148,000 on the investment for the second quarter last year. For the six-month period ended June 30, 2020, we recognized an unrealized loss of approximately $506,000, compared with an unrealized gain of $444,000 for last year’s six-month period.

Net loss for the three months ended June 30, 2020 was approximately $302,000 ($0.02 per basic and diluted share), compared with approximately $247,000 ($0.02 per basic and diluted share) for the same quarter last year. For the six months ended June 30, 2020, our net loss totaled approximately $1.5 million ($0.12 per basic and diluted share), compared with approximately $1.6 million ($0.12 per basic and diluted share) for the same period last year.

As of June 30, 2020, working capital totaled approximately $13.4 million, of which approximately $10.5 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2019, working capital totaled approximately $14.5 million, of which approximately $8.6 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(56.4)	(57.1)	(60.5)	(61.1)
Gross margin	43.6	42.9	39.5	38.9
Selling, general and administrative expenses	(43.9)	(42.7)	(43.7)	(49.8)
Other (expense) income	(2.4)	(0.8)	(2.9)	2.5
Loss before income taxes	(2.7)	(0.9)	(7.0)	(8.4)
Income tax (expense) benefit	(0.3)	(1.2)	(0.1)	1.0
Net loss	(3.0)%	(1.8)%	(7.2)%	(7.5)%

Net Sales

For the second quarter ended June 30, 2020, net sales totaled approximately $9.9 million, compared with approximately $13.3 million for the same quarter last year. Sales for the six months ended June 30, 2020 totaled approximately $20.8 million, compared with approximately $20.9 million for the six-month period last year.

During the second quarter of 2019, demand from federal and certain state customers was stronger following the federal government shutdown early in 2019. Also, while the precise impact to sales cannot be quantified, procurement activities of some customers were likely affected by the COVID-19 pandemic during the second quarter of 2020. Despite such factors, sales for the second quarter of 2020 remained relatively consistent, totaling over 91% of first quarter 2020 sales. Accordingly, for the six-month period of 2020, sales were approximately the same level compared with the last year’s six-month period. Customers for the first six months of 2020 included federal and state agencies as well as dealers.

Earlier in 2020, we reorganized our sales resources to more effectively focus on target markets and customers where we believe we can maximize our sales success. Our funnel of sales prospects for coming quarters includes potential new customers in federal, state and local public safety agencies.  We believe the reorganization and our current sales funnel better position us to capture new sales opportunities moving forward.

While the potential impacts of the COVID-19 outbreak in coming months and quarters remain uncertain, such effects have the potential to materially adversely impact our customers, which could reduce customer orders, and our supply chain, which could impair our ability to fulfill customer requirements in a timely manner, or at all. Such negative effects on our customers and suppliers could materially adversely affect our future business, operations and financial results.

Design of the initial product in our new BKR Series product line has been completed, and we anticipate it will be available for sale in during the second half of this year and moving forward. Additional models are planned for introduction in the future. Availability of the initial BKR Series product for sale and/or development of additional BKR Series products could be delayed by various factors, including potential impacts related to the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to the influence of budgets, priorities and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2020 improved to approximately 43.6%, compared with 42.9% for the same quarter last year. For the six-month period ended June 30, 2020, gross profit margins improved to approximately 39.5%, compared with 38.9% for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the second quarter of 2020 increased compared with the same period last year and compared with the preceding quarter primarily due to a more favorable mix of product sales and increased manufacturing volumes. During the second quarter of 2020, we also reduced manufacturing operations employment by approximately 21%, as well as other related expenses. These reductions improved our utilization and absorption of manufacturing and support expenses, contributing favorably to gross profit margins.

For the six months ended June 30, 2020, gross profit margins improved compared with the six-month period last year, although they were below typical historical levels as the mix of product sales during the first quarter of 2020 was more heavily weighted toward lower margin products compared with the first quarter last year. Additionally, during the first quarter of 2020, more customer orders were fulfilled with on-hand inventory in concert with our inventory reduction program, which had a positive impact on margins. Consequently, gross profit margins were impacted by lower manufacturing volumes, resulting in suboptimal utilization and absorption of manufacturing and support expenses. During the first quarter last year, our sales and manufacturing volumes were adversely impacted by the federal government shutdown, resulting in under-absorption of support and overhead expenses.

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

SG&A expenses for the second quarter ended June 30, 2020 decreased by $1.3 million, or 23.2%, to approximately $4.4 million (43.9% of sales), compared with approximately $5.7 million (42.7% of sales) for the same quarter last year. For the six months ended June 30, 2020, SG&A expenses decreased by $1.3 million, or 12.7%, to approximately $9.1 million (43.7% of sales), compared with approximately $10.4 million (49.8% of sales), for the six-month period last year. Consistent with employment and expense reductions in our manufacturing operations, during the second quarter of 2020, we reduced SG&A employment by approximately 15%, as well as other expenses in sales, go-to-market, engineering and headquarters.

Engineering and product development expenses for the second quarter of 2020 decreased $1.1 million, or 35.2%, to approximately $2.0 million (20.2% of sales), compared with approximately $3.1 million (23.3% of sales) for the same quarter of last year. For the six months ended June 30, 2020, engineering and product development expenses totaled approximately $4.1 million (19.5% of sales), compared with approximately $5.2 million (25.1% of sales) for the six-month period last year. Product development expenses related to an anticipated new line of portable and mobile radios with enhanced features, the BKR Series, decreased as development activities migrated away from external resources to our new internal engineering team. This team is also involved with our multiband radio development, which was reevaluated in the fourth quarter of 2019. Design improvements identified by the reevaluation are in process. The precise date for introducing the multiband product in the market remains uncertain and could be impacted by the effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for the second quarter of 2020 declined by approximately $311,000, or 24.4%, to approximately $964,000 (9.7% of sales), compared with approximately $1.3 million (9.6% of sales) for the second quarter last year. For the six months ended June 30, 2020, marketing and selling expenses declined approximately $218,000, or 8.1%, to approximately $2.5 million (11.9% of sales), compared with approximately $2.7 million (12.9% of sales). The decreases are attributed to reductions in sales and go-to-market employment, as well as other sales and marketing related expenses.

Other general and administrative expenses for the second quarter 2020 totaled approximately $1.4 million (14.0% of sales), compared with approximately $1.3 million (9.8% of sales) for the same quarter last year. For the six months ended June 30, 2020, general and administrative expenses totaled approximately $2.6 million (12.5% of sales), compared with approximately $2.5 million (11.9% of sales) for the six-month period last year. Decreases in employment and other headquarters expenses were more than offset by severance costs recognized in the second quarter of 2020 related to our reduction in employment.

Operating Income (Loss)

The operating loss for the second quarter ended June 30, 2020 totaled approximately $36,000, compared with operating income of $20,000 for last year’s second quarter. For the six months ended June 30, 2020, our operating loss improved 61.5% from the same period last year, totaling approximately $884,000 (4.2% of sales), compared with approximately $2.3 million (11.0% of sales) for the six-month period last year. The reduced operating loss for the first six months of 2020 was primarily attributed to gross profit margin improvements, while reducing employment and other operating expenses.

Other (Expense) Income

We recorded net interest expense of approximately $6,000 for the second quarter ended June 30, 2020, compared with net interest income of approximately $46,000 for the second quarter of last year. For the six months ended June 30, 2020, net interest income totaled approximately $3,000, compared with approximately $101,000 for the six-month period last year. Reduced interest income was primarily the result of lower average cash balances.

During the first six months of 2020, we had no outstanding borrowings under the Credit Agreement (defined below), and therefore did not incur any interest expense on any outstanding borrowings under the Credit Agreement.

Additionally, on September 25, 2019, through a wholly-owned subsidiary, we entered into a Master Loan Agreement with U.S. Bank Equipment Finance, a division of U.S. Bank National Association, in the amount of $425,000, to finance various items of equipment. The loan is collateralized by equipment. The agreement has a term of five years and bears a fixed interest rate of 5.11%.

For the second quarter ended June 30, 2020, we recognized an unrealized loss of $200,000 on our investment in PIH, compared with $148,000 for the second quarter last year. For the six months ended June 30, 2020, we recognized an unrealized loss of approximately $506,000 on our investment in PIH, compared with an unrealized gain of $444,000 for the same period last year.

Income Taxes

We recorded an income tax expense of approximately $28,000 for the three and six months ended June 30, 2020, compared with an income tax expense of approximately $154,000 for the second quarter last year and an income tax benefit of $201,000 for the six-month period last year. Our income tax expense is derived from the change in valuation allowance related to net operating loss carryforwards (“NOLs”) for the state of Florida that are anticipated to expire unutilized in 2020.

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

As of June 30, 2020, our net deferred tax assets totaled approximately $4.3 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $28,000 related to state of Florida NOLs that are anticipated to expire unutilized in 2020. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2020.

Liquidity and Capital Resources

For the six months ended June 30, 2020, net cash provided by operating activities totaled approximately $3.6 million, compared with cash used in operating activities of approximately $1.3 million for the same period of last year. Cash provided by operating activities for the six months ended June 30, 2020, was primarily related to a decrease in inventory, combined with increases in depreciation and amortization and deferred revenue, as well as an unrealized loss on our investment in PIH. These items were partially offset by a net loss and decreases in accounts payable, accrued compensation and related taxes, and accrued warranty expenses.

For the six months ended June 30, 2020, we had a net loss of approximately $1.5 million, compared with approximately $1.6 million for the same period last year. Net inventories decreased during the six months ended June 30, 2020 by approximately $3.9 million, compared with an increase of approximately $1.8 million for the same period last of year. The decrease for the first six months of 2020 was primarily attributable to product sales combined with our inventory reduction program. Depreciation and amortization totaled approximately $661,000 for the six months ended June 30, 2020, compared with approximately $575,000 for the same period last year, primarily due to capital expenditures related to manufacturing and engineering equipment. Deferred revenue for the six months ended June 30, 2020 increased approximately $557,000, compared with approximately $417,000 for the same period last year, which was attributed primarily to the sales of extended warranties. Unrealized losses on securities for the six months ended June 30, 2020 totaled approximately $506,000, compared with gains of approximately $444,000 for last year’s six-month period. For additional information pertaining to our investment in securities, refer to Notes 1 (Condensed Consolidated Financial Statements) and 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. Accounts payable for the six months ended June 30, 2020, decreased approximately $838,000, compared with an increase of approximately $1.2 million for the same period last year, primarily due to payments to suppliers. Accrued compensation and related taxes for the six months ended June 30, 2020 decreased approximately $331,000, compared with $691,000 for the six-month period last year due to reductions in employment and incentive compensation. Accrued warranty expenses for the six months ended June 30, 2020 decreased approximately $337,000, compared with approximately $106,000 for the same period last year. The decreases are attributed primarily to manufacturing operations and quality improvements.

Cash used in investing activities for the six months ended June 30, 2020 totaled approximately $525,000 and was attributed to purchases of property, plant and equipment. For the same period last year, cash used in investing activities totaled approximately $1.5 million, and was also attributed to purchases of property, plant and equipment.

For the six months ended June 30, 2020, cash of approximately $809,000 was used in financing activities. During the period we received proceeds totaling approximately $2.2 million under the PPP, which were repaid in full within the same period. We also used cash for our capital return program, which included quarterly dividends totaling approximately $502,000 and stock repurchases totaling approximately $269,000. Our stock repurchase program terminated in April 2020 and was not renewed. For the six-month period last year, approximately $510,000 was used to pay dividends and approximately $550,000 was used for stock repurchases.

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

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. In April 2020, out of an abundance of caution, the Company repaid the loan in full.

On May 4, 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221,000 in severance costs relating to these workforce reductions, which were recognized in the second quarter of 2020 and is being paid under our customary payroll practices through September 2020.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of June 30, 2020 and the date of filing this report. As of June 30, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement and there was approximately $3.9 million of borrowing available under the Credit Agreement.

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

Our cash and cash equivalents balance at June 30, 2020 was approximately $6.9 million.  We believe these funds, combined with our cost-saving initiatives, anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Item 1A. Risk Factors” below in this report.

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

There were no changes to our critical accounting policies during the quarter ended June 30, 2020, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2020. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and ensuing governmental responses have negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flow.

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. We expect the COVID-19 pandemic to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives, such as the launch of products in the BKR Series, in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, including whether there is a “second wave,” which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted. In addition, the pandemic has significantly increased economic and demand uncertainty and caused a worldwide economic downturn and recession. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future.

In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once or re-implemented as cases of COVID-19 increased in certain areas; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure, which includes our business. While our manufacturing operations have remained open, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers.

We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and work places as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Many of our suppliers, vendors and service providers have made similar modifications. Part of our workforce is currently working from home, and the resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency as working from the Company’s offices. Additionally, these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. In light of the economic downturn generated by the COVID-19 pandemic, we have taken steps to reduce expenses throughout the Company, including suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing capital expenditures, and restructured our operations, including, among other things, reducing our workforce by approximately 18% during the second quarter of 2020. We incurred costs as a result of the workforce reduction, including approximately $221,000 in severance costs, which were recognized in the second quarter of 2020, and there can be no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted. We have had one employee test positive for COVID-19 to date. The employee was quarantined in accordance with accepted safety practices and is working remotely. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In addition, we have experienced delays and cost increases, and may continue to do so, in obtaining and transporting supplies. Since the outbreak, some of our supply chain partners were temporarily closed for a period of time. Most of these facilities have been reopened. Although we have in some cases experienced delays and increased freight costs, we have, to date, been able to procure the materials necessary to manufacture products and fulfill customer orders, which may not continue to be the case in the event the pandemic worsens or continues for an extended period of time. Depending on the continued progression of the pandemic, our ability to obtain necessary supplies, manufacture our products and ship finished products to customers may be disrupted.

Further, our current and potential customers’ businesses could be disrupted or they could seek to limit spending, including shifting purchases to lower-priced or other perceived value offerings or reducing their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, any of which could negatively impact the willingness or ability of such customers to place new, or any, orders with us and ultimately adversely affect our revenues, as well as negatively impact the payment of accounts receivable and collections and potentially lead to write-downs or write-offs.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which impact may continue even after the COVID-19 pandemic has subsided.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
04/01/20-04/30/20	16,129	$1.63	16,129	0
05/01/20-05/31/20	0	$0	0	0
06/01/20-06/30/20	0	$0	0	0
Total	16,129	$1.63	16,129

(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.

(2)
The Company had a repurchase program of up to 1 million shares of the Company’s common stock that could be purchased, from time to time, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. The repurchase program was initially announced in May 2016 and expanded in June 2017. The program terminated in April 2020 and was not renewed.

Dividend Restrictions

On January 30, 2020, BK Technologies, Inc., our wholly-owned operating subsidiary, entered into the Credit Agreement with JPMC. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including pay dividends to the Company.

Item 5.
OTHER INFORMATION

On June 24, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Agreement”) with Itasca Financial LLC (“Itasca”), pursuant to which Itasca agreed to advise the Company on aspects of its strategic direction. In exchange for Itasca’s services, the Company agreed to pay Itasca a retainer fee of $50,000, payable in two installments of $25,000, and a monthly fee of $20,000. The Agreement may not be terminated for a period of two months from June 24, 2020, after which time it may be terminated by either party at any time with prior written notice of at least 30 calendar days. As of the date of this report, the Company has paid $45,000 to Itasca and the parties have agreed to suspend the Agreement indefinitely. Upon termination of the Agreement by either party, the Company has agreed to pay Itasca a termination fee of $100,000, which can be payable in a combination of cash and stock at the Company’s discretion, and if any such fee is paid in stock, then the Company has agreed to grant Itasca unlimited piggyback registration rights for such stock. The Agreement also includes expense reimbursement provisions and indemnification provisions in favor of Itasca and its affiliates. This description of the Agreement is a summary only and is qualified by reference to full text of Agreement, which is filed as an exhibit to this report.

Fundamental Global Investors, LLC, with its affiliates (collectively, “Fundamental Global”), is the largest stockholder of the Company. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, and Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, LLC, are both members of the Company’s Board of Directors, and John W. Struble, Chairman of the Board of Directors, serves as a consultant to Fundamental Global Management, LLC, an affiliate of Fundamental Global Investors, LLC. Fundamental Global is the controlling stockholder of PIH, and Larry G. Swets, Jr. serves as Interim Chief Executive Officer and principal executive officer of PIH and as a member of PIH’s Board of Directors. In addition, Mr. Swets founded and serves as the managing member of Itasca, which provides services to the Company, as described above, as well as to other companies affiliated with Fundamental Global.

Item 6.
EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description
Exhibit 3.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 3.2	Articles of Incorporation of BK Technologies Corporation (Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 3.3	Bylaws of BK Technologies Corporation (Incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1	Financial and Consulting Services Agreement, dated June 24, 2020, by and between BK Technologies Corporation and Itasca Financial LLC
Exhibit 10.2*	Form of Directors’ and Executive Officers’ Indemnification Agreement (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 23, 2020)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 5, 2020	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: August 5, 2020	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)