Form 10-Q
period 2020-09-30
BK Technologies Corp
filed 2020-11-12
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 12,511,966 shares of common stock, $0.60 par value, of the registrant outstanding at November 9, 2020.

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,381	$4,676
Trade accounts receivable, net	5,778	3,964
Inventories, net	8,426	13,513
Prepaid expenses and other current assets	1,455	1,733
Total current assets	22,040	23,886

Property, plant and equipment, net	3,701	3,964
Right-of-use (ROU) asset	3,013	2,885
Investment in securities	1,838	2,635
Deferred tax assets, net	4,272	4,373
Other assets	122	197
Total assets	$34,986	$37,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,129	$5,310
Accrued compensation and related taxes	1,428	1,271
Accrued warranty expense	911	1,248
Accrued other expenses and other current liabilities	660	479
Dividends payable	250	252
Short-term lease liability	496	369
Note payable-current portion	81	78
Deferred revenue	667	369
Total current liabilities	7,622	9,376

Note payable, net of current portion	268	328
Long-term lease liability	2,829	2,606
Deferred revenue	2,622	2,354
Total liabilities	13,341	14,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,962,366 and 13,929,381 issued and 12,511,966 and 12,596,923 outstanding shares at September 30, 2020 and December 31, 2019, respectively	8,377	8,357
Additional paid-in capital	26,281	26,095
Accumulated deficit	(7,611)	(6,043)
Treasury stock, at cost, 1,450,400 and 1,332,458 shares at September 30, 2020 and December 31, 2019, respectively	(5,402)	(5,133)
Total stockholders’ equity	21,645	23,276
Total liabilities and stockholders’ equity	$34,986	$37,940
See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Sales, net	$12,760	$11,805	$33,586	$32,743
Expenses
Cost of products	7,560	6,699	20,163	19,499
Selling, general and administrative	4,158	4,811	13,265	15,247
Total expenses	11,718	11,510	33,428	34,746

Operating income (loss)	1,042	295	158	(2,003)

Other (expense) income:
Net interest (expense) income	(6)	33	(4)	134
(Loss) gain on investment in securities	(291)	(258)	(797)	186
Other expense	(65)	(85)	(144)	(98)
Total other (expense) income	(362)	(310)	(945)	222

Income (loss) before income taxes	680	(15)	(787)	(1,781)

Income tax (expense) benefit	(2)	253	(30)	454

Net income (loss)	$678	$238	$(817)	$(1,327)

Net income (loss) per share-basic and diluted:	$0.05	$0.02	(0.07)	$(0.10)
Weighted average shares outstanding-basic	12,505,096	12,696,273	12,518,587	12,725,793
Weighted average shares outstanding-diluted	12,517,493	12,709,057	12,518,587	12,725,793

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating activities
Net loss	$(817)	$(1,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventories allowances	117	112
Deferred tax expense (benefit)	101	(416)
Depreciation and amortization	1,005	896
Share-based compensation expense-stock options	94	110
Share-based compensation expense-restricted stock units	112	85
Loss (gain) loss on investment in securities	797	(186)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,814)	2,850
Inventories	4,970	(3,096)
Prepaid expenses and other current assets	278	609
Other assets	75	(31)
Lease liability	222	—
Accounts payable	(2,182)	1,259
Accrued compensation and related taxes	157	(854)
Accrued warranty expense	(337)	(156)
Deferred revenue	566	924
Accrued other expenses and other current liabilities	181	220
Net cash provided by operating activities	3,525	999

Investing activities
Purchases of property, plant and equipment	(742)	(2,301)
Net cash used in investing activities	(742)	(2,201)

Financing activities
Proceeds from issuance of common stock	—	2
Cash dividends declared and paid	(752)	(765)
Repurchase of common stock	(269)	(803)
Proceeds from debt	2,196	425
Repayment of debt	(2,253)	—
Net cash used in financing activities	(1,078)	(1,141)

Net change in cash and cash equivalents	1,705	(2,443)
Cash and cash equivalents, beginning of period	4,676	11,268
Cash and cash equivalents, end of period	$6,381	8,825

Supplemental disclosure
Cash paid for interest	$18	2
Non-cash financing activity
Common stock issued under restricted stock units	$128	168

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(In thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal, recurring adjustments, necessary for a fair presentation, have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for a full year.

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

The Company has an investment in 1347 Property Insurance Holdings, Inc., made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, and other liabilities. As of September 30, 2020 and December 31, 2019, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

2.
Significant Events and Transactions

In October 2020, the Company announced that its operating subsidiary received an order totaling approximately $1.5 million from an agency of the U.S. Department of the Interior (DoI). The order was for BK’s KNG 2 Series Digital P-25 portable radios and KNG Series mobile radios with related accessories. The order is anticipated to be fulfilled during the fourth quarter of 2020.

In October 2020, the Company announced that its operating subsidiary received an order totaling approximately $1.1 million from an agency of the state of Tennessee. The order was for BK’s new BKR 5000 Digital P-25 portable radio with related accessories and is anticipated to be fulfilled during the fourth quarter of 2020.

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on September 17, 2020 to stockholders of record as of October 5, 2020. These dividends were paid on October 19, 2020.

In August 2020, the Company’s operating subsidiary announced the market introduction of the BKR 5000 portable radio; the first model in the new BKR Series of APCO Project 25 land mobile radio products and solutions.

In August 2020, the Company’s operating subsidiary announced the engagement of a national investor relations firm to launch a comprehensive investor relations program.

In August 2020, the Company announced that its operating subsidiary received an order totaling approximately $1.1 million from the National Interagency Fire Center (NIFC). The order was for BK’s KNG2-Series Digital P-25 portable radios with related accessories. This order was fulfilled during the third quarter of 2020.

In August 2020, the Company announced that its operating subsidiary was awarded a contract for up to $4.2 million dollars from an electric utility agency of the U.S. Department of Energy (DoE). The contract was for BK’s KNG2 and KNG Digital P-25 portable and mobile radios with related accessories for deployment at more than 35 sites in the United States. The contract covers a period of one year, which commenced on June 24, 2020 and will expire on June 23, 2021, providing for purchases of equipment up to $4.2 million. It does not specify precise delivery dates or quantities. Shortly after awarding the contract, the DoE issued firm purchase orders for equipment totaling approximately $3.1 million, which were fulfilled in the third quarter of 2020.

In December 2019, a novel strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year 2020 progressed, and the Company anticipates the effects of COVID-19 may continue to have an adverse impact on the Company going forward. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. In response to the COVID-19 pandemic, the Company has undertaken certain measures in an effort to mitigate the impact of the COVID-19 pandemic on the Company, including implementing employee safety measures and taking steps to reduce expenses, including workforce reductions. The ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, the Company may continue to experience an adverse impact to its business as a result of the pandemic’s national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $5,828 and $4,014 at September 30, 2020 and December 31, 2019, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

The components of inventories, net of allowances for slow-moving, excess or obsolete inventory, consisted of the following:

	September 30, 2020	December 31, 2019
Finished goods	$1,817	$3,864
Work in process	2,994	6,122
Raw materials	3,615	3,527
	$8,426	$13,513

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $511 at September 30, 2020, compared with approximately $823 at December 31, 2019.

5.
Income Taxes

The Company recorded an income tax expense of $2 for the three months ended September 30, 2020, compared with an income tax benefit of approximately $253 for the same period last year. For the nine months ended September 30, 2020, the Company recorded an income tax expense of $30 of which $28 derived from the change in valuation allowance related to net operating loss carryforwards for the state of Florida that are anticipated to expire unutilized in 2020, compared with an income tax benefit of approximately $454 for the nine months period last year.

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

As of September 30, 2020, the Company’s net deferred tax assets totaled approximately $4,272 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $28 related to state of Florida net operating loss carryforwards that are anticipated to expire unutilized in 2020. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2020.

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities.

As of September 30, 2020, the Company indirectly held approximately $128 in cash and 477,282 shares of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) (“PIH”) with fair value of $1,838, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three months ended September 30, 2020, the Company recognized an unrealized loss on the investment of approximately $291, compared with an unrealized loss of $258 for the same period last year. For the nine months ended September 30, 2020, the Company recognized an unrealized loss on the investment of approximately $797, compared with an unrealized gain of $186 for the same period last year.

Affiliates of Fundamental Global Investors, LLC (“Fundamental Global”) serve as the general partner and the investment manager, and the Company is the sole limited partner, of FGI 1347 Holdings, LP. As of September 30, 2020, the Company and the affiliates of Fundamental Global, including, without limitation, Ballantyne Strong, Inc. (“Ballantyne Strong”), beneficially owned in the aggregate 3,045,593 shares of PIH’s common stock, including 100,000 shares of common stock subject to a call option, representing approximately 50.2% of PIH’s outstanding shares. In addition, Capital Wealth Advisors, Inc., an affiliate of Fundamental Global, held 61,250 shares of PIH’s common stock for the accounts of individual investors, which represents approximately 1.0% of PIH’s outstanding shares. Fundamental Global with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, a director of the Company, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global and serves as Chairman of the Board of Directors of Ballantyne Strong and of PIH. Mr. Lewis M. Johnson, a director of the Company, is President, Co-Founder and Partner of Fundamental Global and serves as Co-Chairman of the Board of Directors of Ballantyne Strong and of PIH. Mr. John Struble, the Chairman of the Company’s Board of Directors, serves as a consultant to an affiliate of Fundamental Global.

7.
Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$(4,092)	$27,712
Stock options exercised and issued	1,000	—	2	—	—	2
Share-based compensation expense	—	—	31	—	—	31
Restricted stock unit compensation expense	—	—	41	—	—	41
Dividends declared ($0.02 per share)	—	—	—	(254)	—	(254)
Net loss	—	—	—	(1,318)	—	(1,318)
Repurchase of common stock	—	—	—	—	(337)	(337)
Balance at March 31, 2019	13,883,937	8,330	25,941	(3,965)	(4,429)	25,877
Restricted stock units issued	38,353	23	(23)	—	—	—
Share-based compensation expense	—	—	37	—	—	37
Restricted stock unit compensation expense	—	—	33	—	—	33
Dividends declared ($0.02 per share)	—	—	—	(255)	—	(255)
Net loss	—	—	—	(247)	—	(247)
Repurchase of common stock	—	—	—	—	(213)	(213)
Balance at June 30, 2019	13,922,290	8,353	25,988	(4,467)	(4,642)	25,232
Restricted stock units issued	7,091	4	(4)	—	—	—
Share-based compensation expense	—	—	42	—	—	42
Restricted stock unit compensation expense	—	—	11	—	—	11
Dividends declared ($0.02 per share)	—	—	—	(253)	—	(253)
Net income	—	—	—	238	—	238
Repurchase of common stock	—	—	—	—	(253)	(253)
Balance at September 30, 2019	13,929,381	$8,357	$26,037	$(4,482)	$(4,895)	$25,017

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$(5,133)	$23,276
Share-based compensation expense-stock options	—	—	30	—	—	30
Share-based compensation expense-restricted stock units	—	—	21	—	—	21
Common stock dividends ($0.02 per share)	—	—	—	(250)	—	(250)
Net loss	—	—	—	(1,192)	—	(1,192)
Repurchase of common stock	—	—	—	—	(243)	(243)
Balance at March 31, 2020	13,929,381	8,357	26,146	(7,485)	(5,376)	21,642
Common stock issued under restricted stock units	14,439	9	(9)	—	—	—
Share-based compensation expense-stock options	—	—	30	—	—	30
Share-based compensation expense-restricted stock units	—	—	68	—	—	68
Common stock dividends ($0.02 per share)	—	—	—	(252)	—	(252)
Net loss	—	—	—	(302)	—	(302)
Repurchase of common stock	—	—	—	—	(26)	(26)
Balance at June 30, 2020	13,943,820	8.366	26,235	(8,039)	(5,402)	21,160
Common stock issued under restricted stock units	18,546	11	(11)	—	—	—
Share-based compensation expense-stock options	—	—	34	—	—	34
Share-based compensation expense-restricted stock units	—	—	23	—	—	23
Common stock dividends ($0.02 per share)	—	—	—	(250)	—	(250)
Net income	—	—	—	678	—	678
Balance at September 30, 2020	13,962,366	$8,377	$26,281	$(7,611)	$(5,402)	$21,645

8.
Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income (loss) (for basic and diluted loss per share)	$678	$238	$(817)	$(1,327)
Denominator for basic loss per share weighted average shares	12.505,096	12,696,273	12,518,587	12,725,793
Effect of dilutive securities:
Options and restricted stock units	12,397	12,784	—	—
Denominator for diluted loss per share weighted average shares	12,517,493	12,709,057	12,518,587	12,725,793
Basic loss per share	$0.05	$0.02	$(0.07)	$(0.10)
Diluted loss per share	$0.05	$0.02	$(0.07)	$(0.10)

Approximately 480,900 and 505,900 stock options and 0 and 147,038 restricted stock units for the three and nine months ended September 30, 2020, respectively, and 431,829 and 551,500 stock options and 0 and 101,073 restricted stock units for the three and nine months ended September 30, 2019, respectively, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $34 and $94 for the three and nine months ended September 30, 2020, respectively, compared with $42 and $110, respectively, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2020 was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2020 is presented below:

As of January 1, 2020	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	569,500	4.16	6.82	1.75	24,000
Vested	214,800	4.12	4.20	1.95	24,000
Nonvested	354,700	4.18	8.40	1.63	—

Period activity
Issued	110,000	3.24	—	1.27	—
Exercised	—	—	—	—	—
Forfeited	103,600	4.12	—	1.71	—
Expired	70,000	4.11	—	2.79	—

As of September 30, 2020
Outstanding	505,900	3.97	7.48	1.51	17,250
Vested	194,300	4.20	5.90	1.55	17,250
Nonvested	311,600	3.84	8.46	1.48	—

Restricted Stock Units

On August 24, 2020, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $40 per award (resulting in total aggregate grant-date fair value of $240), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

On April 24, 2020, upon the resignation of former director Ryan Turner, the Company, at the direction of the board of directors, accelerated the vesting of Mr. Turner’s unvested restricted stock units granted September 6, 2019 and issued 10,389 shares of common stock.

On September 6, 2019, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $40 per award (resulting in total aggregate grant-date fair value of $280), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

On September 6, 2018, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units vest in full as of the director’s last date of service as a director of the Company. On September 6, 2019, which was the first anniversary of the grant date, the first tranche of the September 2018 restricted stock units vested. On April 24, 2020, upon the resignation of Mr. Turner, the Company accelerated the vesting of Mr. Turner’s unvested restricted stock units granted September 6, 2018 and issued 4,050 shares of common stock.

On June 4, 2018, the Company granted to each non-employee director restricted stock units with a grant fair value of $20 per award (resulting in total aggregate grant-date fair value of $140), which vested on June 4, 2019.

There were 147,038 and 101,073 restricted stock units outstanding as of September 30, 2020, and December 31, 2019, respectively.

The Company recorded non-cash restricted stock unit compensation expense of $23 and $112 for the three and nine months ended September 30, 2020, respectively, compared with $11 and $85, respectively, for the same periods last year.

10.
Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of September 30, 2020.

On June 24, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Itasca Agreement”) with Itasca Financial LLC (“Itasca”), pursuant to which Itasca agreed to advise the Company on aspects of its strategic direction. In exchange for Itasca’s services, the Company agreed to pay Itasca a retainer fee of $50,000, payable in two installments of $25,000, and a monthly fee of $20,000. The Itasca Agreement may not be terminated for a period of two months from June 24, 2020, after which time it may be terminated by either party at any time with prior written notice of at least 30 calendar days. As of the date of this report, the Company has paid $45,000 to Itasca and the parties have agreed to suspend the Itasca Agreement indefinitely. Upon termination of the Itasca Agreement by either party, the Company has agreed to pay Itasca a termination fee of $100,000, which can be payable in a combination of cash and stock at the Company’s discretion, and if any such fee is paid in stock, then the Company has agreed to grant Itasca unlimited piggyback registration rights for such stock. The Itasca Agreement also includes expense reimbursement provisions and indemnification provisions in favor of Itasca and its affiliates. This description of the Agreement is a summary only and is qualified by reference to full text of Itasca Agreement, which is filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020.

Fundamental Global Investors, LLC, with its affiliates (collectively, “Fundamental Global”), is the largest stockholder of the Company. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global, and Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global, are both members of the Company’s Board of Directors, and John W. Struble, Chairman of the Board of Directors, serves as a consultant to Fundamental Global Management, LLC, an affiliate of Fundamental Global. Fundamental Global is the controlling stockholder of PIH, and Larry G. Swets, Jr. serves as Interim Chief Executive Officer and principal executive officer of PIH and as a member of PIH’s Board of Directors. In addition, Mr. Swets founded and serves as the managing member of Itasca, which provides services to the Company, as described above, as well as to other companies affiliated with Fundamental Global.

Purchase Commitments

As of September 30, 2020, the Company had purchase commitments for inventory totaling approximately $6,179.

Significant Customers

Sales to United States government agencies represented approximately $8,476 (66.4%) and $19,321 (57.5%) of the Company’s net total sales for the three and nine months ended September 30, 2020, respectively, compared with approximately $8,585 (72.7%) and $18,006 (55.0%), respectively, for the same periods last year. Accounts receivable from agencies of the United States government were $3,261 as of September 30, 2020, compared with approximately $1,937 at the same date last year.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of September 30, 2020 and the date of filing this report. As of September 30, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of September 30, 2027. Annual rental, maintenance and tax expenses for the facility are approximately $491.

The Company also leases 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. In November 2019, this lease was amended to extend the lease term until December 31, 2021. Annual rental, maintenance and tax expenses for the facility are approximately $121.

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. Annual rental, maintenance and tax expenses for the facility will be approximately $196 for the first year, increasing by approximately 3% for each subsequent twelve-month period

Lease costs consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$158	$134	$445	$402
Short-term lease cost	—	6	2	16
Variable lease cost	33	31	96	94
Total lease cost	$191	$171	$543	$512

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$141	$118	$384	$354
Operating cash flows (liability reduction)	102	78	267	234

ROU assets obtained in exchange for lease obligations:
Operating leases	419	—	454	2,840

Other information related to operating leases was as follows:

September 30, 2020
Weighted average remaining lease term (in years)	6.20
Weighted average discount rate	5.50%

Maturity of lease liabilities as of September 30, 2020 were as follows:

September 30, 2020
Remaining three months of 2020	$141
2021	687
2022	579
2023	592
2024	604
Thereafter	1,336
Total payments	3,939
Less: imputed interest	614
Total liability	$3,325

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

●
our ability to manage our growth;

●
our ability to identify potential candidates and consummate acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 4, 2020.

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. We are considered an “essential business” that is supporting first responders and our manufacturing operations have remained open throughout the pandemic. Accordingly, we have implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. One staff member tested positive for COVID-19 to date. This employee was quarantined and worked remotely in accordance with accepted safety practices until after passing subsequent testing.

In planning for the possible disruption of our business, we have taken steps to reduce expenses throughout the Company. This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We also implemented workforce reductions during the second quarter of 2020, decreasing employment and related expenses by approximately 18%. During the first nine months, impact to customer orders was limited as reflected by our sales, which increased compared with the same period last year. Also, while some of our supply chain partners were temporarily closed during the early stages of the pandemic, most of these partners resumed operations and we have been able to procure the materials necessary to manufacture products and fulfill customer orders. Depending on the progression of the pandemic, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted. Continued progression of the pandemic could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from year to year. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and whether there is a “second wave,” and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

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

On May 4, 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221,000 in severance costs relating to these workforce reductions, which were recognized in the second quarter of 2020 and was paid according to our normal payroll practices through September 2020.

Our stock repurchase program terminated in April 2020 and was not renewed.

Third Quarter and Nine Months Summary

Overall, our financial and operating results for the three and nine months ended September 30, 2020 improved compared with the same periods of last year. Sales for the third quarter and nine-month period ended September 30, 2020 increased compared with the same periods for the prior year, while selling, general and administrative expenses for both periods decreased. Consequently, operating income for the three and nine months ended September 30, 2020 increased significantly compared with the same periods last year. Furthermore, during the first nine months of 2020, we reduced inventory by over $5.0 million, or 37.6% from the start of the year, which was a primary factor enabling us to generate positive cash flow from operations.

For the third quarter of 2020, our sales increased 8.1% to approximately $12.8 million, compared with approximately $11.8 million for the same quarter last year. For the nine months ended September 30, 2020, sales increased 2.6% to approximately $33.6 million, compared with approximately $32.7 million for the same period last year.

Gross profit margins as a percentage of sales for the third quarter of 2020 were approximately 40.8%, compared with 43.3% for the third quarter last year. For the nine-month period ended September 30, 2020, gross profit margins as a percentage of sales were approximately 40.0%, compared with 40.3% for the same period last year.

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2020 decreased 13.6% to approximately $4.2 million, compared with approximately $4.8 million for the same quarter last year. SG&A expenses for the nine months ended September 30, 2020 decreased 13.0% to approximately $13.3 million, compared with approximately $15.2 million for the nine-month period last year.

For the third quarter of 2020, our operating income increased 253.2% to approximately $1.0 million, compared with approximately $0.3 million for the third quarter last year. For the nine-month period ended September 30, 2020, operating income increased to approximately $158,000, compared with an operating loss of approximately $2.0 million for the nine-month period last year.

Outside of our core public safety land mobile radio operations, for the third quarter of 2020, we recognized an unrealized loss totaling $291,000 on our investment in 1347 Property Insurance Holdings, Inc. (“PIH”), made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with an unrealized loss of $258,000 on the investment for the third quarter last year. For the nine-month period ended September 30, 2020, we recognized an unrealized loss of approximately $797,000, compared with an unrealized gain of $186,000 for last year’s nine-month period.

Net income for the three months ended September 30, 2020 increased 184.5% to approximately $678,000 ($0.05 per basic and diluted share), compared with approximately $238,000 ($0.02 per basic and diluted share) for the same quarter last year. For the nine months ended September 30, 2020, our net loss narrowed by 38.4% to approximately $0.8 million ($0.07 per basic and diluted share), compared with approximately $1.3 million ($0.10 per basic and diluted share) for the same period last year.

As of September 30, 2020, working capital totaled approximately $14.4 million, of which approximately $12.2 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2019, working capital totaled approximately $14.5 million, of which approximately $8.6 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(59.2)	(56.7)	(60.0)	(59.6)
Gross margin	40.8	43.3	40.0	40.4
Selling, general and administrative expenses	(32.6)	(40.8)	(39.5)	(46.6)
Other (expense) income	(2.8)	(2.6)	(2.8)	0.7
Income (loss) before income taxes	5.3	(0.1)	(2.3)	(5.5)
Income tax (expense) benefit	(0.0)	2.1	(0.1)	1.4
Net income (loss)	5.3%	2.0%	(2.4)%	(4.1)%

Net Sales

For the third quarter ended September 30, 2020, net sales increased 8.1% to approximately $12.8 million, compared with approximately $11.8 million for the same quarter last year. Sales for the nine months ended September 30, 2020 increased 2.6% to approximately $33.6 million, compared with approximately $32.7 million for the nine-month period last year.

The increase in sales for the three and nine months ended September 30, 2020 was attributed primarily to new customers and demand from certain existing federal and state customers as well as dealers. Also, last year’s nine-month period was adversely impacted by the federal government shutdown early in the year. Although the precise impact to sales cannot be quantified, procurement activities of some customers were likely affected by the COVID-19 pandemic during the nine-month period ended September 30, 2020. Despite any such impact, we realized sales increases for the third quarter and nine-month periods, compared with the same periods last year.

During the third quarter of 2020 we launched the BKR 5000, the first model in the new BKR Series of APCO Project 25 land mobile radio products and solutions. The BKR Series is envisioned as a comprehensive line of new products with additional new models planned for next year, including products with multi-band capability. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

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

While the potential impacts of the COVID-19 pandemic in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future business, operations and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2020 were approximately 40.8%, compared with 43.3% for the same quarter last year. For the nine-month period ended September 30, 2020, gross profit margins were approximately 40.0%, compared with 40.4% for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the third quarter of 2020 decreased compared with the same period last year primarily due to a less favorable mix of sales revenues. For the nine months ended September 30, 2020, gross profit margins decreased slightly compared with the nine-month period last year, having been impacted primarily by the first quarter during which more customer orders were fulfilled with on-hand inventory in concert with our inventory reduction program resulting in lower manufacturing volumes and suboptimal utilization and absorption of manufacturing and support expenses.

During the second quarter of 2020, we reduced manufacturing operations employment by approximately 21%, as well as other related expenses. These reductions have improved our utilization and absorption of manufacturing and support expenses, favorably impacting gross profit margins.

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

SG&A expenses for the third quarter ended September 30, 2020 decreased by $653,000, or 13.6%, to approximately $4.2 million (32.6% of sales), compared with approximately $4.8 million (40.8% of sales) for the same quarter last year. For the nine months ended September 30, 2020, SG&A expenses decreased by $2.0 million, or 13.0%, to approximately $13.3 million (39.5% of sales), compared with approximately $15.2 million (46.6% of sales), for the nine-month period last year. Consistent with employment and expense reductions in our manufacturing operations, during the second quarter of 2020, we reduced SG&A employment by approximately 15%, as well as other expenses in sales, go-to-market, engineering and headquarters.

Engineering and product development expenses for the third quarter of 2020 decreased $359,000, or 15.1%, to approximately $2.0 million (15.8% of sales), compared with approximately $2.4 million (20.1% of sales) for the same quarter of last year. For the nine months ended September 30, 2020, engineering and product development expenses decreased $1.6 million (20.4%) to approximately $6.1 million (18.1% of sales), compared with approximately $7.6 million (23.3% of sales) for the nine-month period last year. Product development expenses related to an anticipated new line of portable and mobile radios with enhanced features, the BKR Series, continued to decrease as development activities migrated away from external resources to our new internal engineering team. This team is primarily involved with development of the BKR Series, including our planned multiband product. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, the potential effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for the third quarter of 2020 declined by approximately $436,000, or 32.1%, to approximately $922,000 (7.3% of sales), compared with approximately $1.4 million (11.5% of sales) for the third quarter last year. For the nine months ended September 30, 2020, marketing and selling expenses declined approximately $654,000, or 16.2%, to approximately $3.4 million (10.1% of sales), compared with approximately $4.0 million (12.3% of sales). The decreases are attributed to reductions in sales and go-to-market employment, as well as other sales and marketing related expenses.

Other general and administrative expenses for the third quarter 2020 totaled approximately $1.2 million (9.6% of sales), compared with approximately $1.1 million (9.1% of sales) for the same quarter last year. For the nine months ended September 30, 2020, general and administrative expenses totaled approximately $3.8 million (11.4% of sales), compared with approximately $3.6 million (11.0% of sales) for the nine-month period last year. Decreases in employment and other headquarters expenses were more than offset by non-recurring severance costs recognized in the second quarter of 2020 related to our reduction in employment.

Operating Income (Loss)

Operating income for the third quarter ended September 30, 2020 increased approximately $747,000 (253.2%) to approximately $1.0 million (8.2% of sales), compared with $295,000 (2.5% of sales) for last year’s third quarter. For the nine months ended September 30, 2020, our operating income of approximately $158,000 (0.5% of sales) improved 107.8% from an operating loss of $2.0 million (6.1% of sales) for the nine-month period last year. The improved operating income for the nine months ended September 30, 2020 was primarily attributed to sales growth combine with reduced employment and other operating expenses.

Other (Expense) Income

We recorded net interest expense of approximately $6,000 for the third quarter ended September 30, 2020, compared with net interest income of approximately $33,000 for the third quarter last year. For the nine months ended September 30, 2020, net interest expense totaled approximately $4,000, compared with net interest income of approximately $134,000 for the nine-month period last year. Reduced interest income was primarily the result of lower interest rates.

Additionally, on September 25, 2019, through a wholly-owned subsidiary, we entered into a Master Loan Agreement with U.S. Bank Equipment Finance, a division of U.S. Bank National Association, in the amount of $425,000, to finance various items of equipment. The loan is collateralized by equipment. The agreement has a term of five years and bears a fixed interest rate of 5.11%.

For the third quarter ended September 30, 2020, we recognized an unrealized loss of $291,000 on our investment in PIH, compared with $258,000 for the third quarter last year. For the nine months ended September 30, 2020, we recognized an unrealized loss of approximately $797,000 on our investment in PIH, compared with an unrealized gain of $186,000 for the same period last year.

Income Taxes

We recorded an income tax expense of $2,000 for the three months ended September 30, 2020, compared with an income tax benefit of approximately $253,000 for the same period last year. For the nine months ended September 30, 2020, we recorded an income tax expense of $30,000 of which $28,000 derived from the change in valuation allowance related to net operating loss carryforwards for the state of Florida that are anticipated to expire unutilized in 2020, compared with an income tax benefit of approximately $454,000 for the nine-month period last year.

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

As of September 30, 2020, our net deferred tax assets totaled approximately $4.3 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $28,000 related to state of Florida NOLs that are anticipated to expire unutilized in 2020. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2020.

Liquidity and Capital Resources

For the nine months ended September 30, 2020, net cash provided by operating activities totaled approximately $3.5 million, compared with cash used in operating activities of approximately $1.0 million for the same period of last year. Cash provided by operating activities for the nine months ended September 30, 2020, was primarily related to a decrease in inventory, combined with increases in depreciation and amortization and deferred revenue, as well as an unrealized loss on our investment in PIH. These items were partially offset by a net loss, increases in accounts receivable, and decreases in accounts payable, and accrued warranty expenses.

For the nine months ended September 30, 2020, we had a net loss of approximately $0.8 million, compared with approximately $1.3 million for the same period last year. Net inventories decreased during the nine months ended September 30, 2020 by approximately $5.0 million, compared with an increase of approximately $3.1 million for the same period last of year. The decrease for the first nine months of 2020 was primarily attributable to product sales combined with our inventory reduction program. Depreciation and amortization totaled approximately $1.0 million for the nine months ended September 30, 2020, compared with approximately $0.9 million for the same period last year, primarily due to capital expenditures related to manufacturing and engineering equipment. Deferred revenue for the nine months ended September 30, 2020 increased approximately $566,000, compared with approximately $924,000 for the same period last year, which was attributed primarily to the sales of extended warranties. Unrealized losses on securities for the nine months ended September 30, 2020 totaled approximately $797,000, compared with gains of approximately $186,000 for last year’s nine-month period. For additional information pertaining to our investment in securities, refer to Notes 1 (Condensed Consolidated Financial Statements) and 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. The increase in accounts receivable was attributable to the timing of sales later during the quarter that had not yet completed their collection cycle. Accounts payable for the nine months ended September 30, 2020, decreased approximately $2.2 million, compared with an increase of approximately $1.3 million for the same period last year, primarily due to payments to suppliers. Accrued warranty expenses for the nine months ended September 30, 2020 decreased approximately $337,000, compared with approximately $156,000 for the same period last year. The decreases are attributed primarily to manufacturing operations and quality improvements.

Cash used in investing activities for the nine months ended September 30, 2020 totaled approximately $742,000 and was attributed to purchases of property, plant and equipment. For the same period last year, cash used in investing activities totaled approximately $2.3 million, and was also attributed to purchases of property, plant and equipment.

For the nine months ended September 30, 2020, cash of approximately $1.1 million was used in financing activities. During the period we received proceeds totaling approximately $2.2 million under the PPP, which were repaid in full within the same period. We also used cash for our capital return program, which included quarterly dividends totaling approximately $752,000 and stock repurchases totaling approximately $269,000. Our stock repurchase program terminated in April 2020 and was not renewed. For the nine-month period last year, approximately $765,000 was used to pay dividends and approximately $803,000 was used for stock repurchases. For last year’s nine-month period, we received $0.4 million from U.S. Bank Equipment Finance for the purchase of manufacturing equipment items, pursuant to the Master Loan Agreement, described below.

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

On May 4, 2020, the Company implemented workforce reductions of approximately 18% to reduce costs and to better position the Company in an uncertain business environment resulting from the COVID-19 pandemic. The Company incurred approximately $221,000 in severance costs relating to these workforce reductions, which were recognized in the second quarter of 2020 and paid under our customary payroll practices through September 2020.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of September 30, 2020 and the date of filing this report. As of September 30, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement and there was approximately $2.8 million of borrowing available under the Credit Agreement.

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

Our cash and cash equivalents balance at September 30, 2020 was approximately $6.4 million.  We believe these funds, combined with our cost-saving initiatives, anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Item 1A. Risk Factors” below in this report.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory, and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.

There were no changes to our critical accounting policies during the quarter ended September 30, 2020, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. Although we believe the pandemic has not had a material adverse impact on our business through the first three quarters of 2020, it may have the potential of doing so in the future. The extent of the potential impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, which are uncertain and, given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted. In addition, the pandemic has significantly increased economic uncertainty and caused a worldwide economic downturn. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that may occur in the future.

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

We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Many of our suppliers, vendors and service providers have made similar modifications. If necessary, we may take further actions in the best interests of our employees, customers, partners and suppliers. In light of the economic downturn generated by the COVID-19 pandemic, we have taken steps to reduce expenses throughout the Company. These reductions have, at various junctures, included limiting Company travel, discontinuing participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We restructured our operations to, among other things, reduce our workforce by approximately 18% during the second quarter of 2020. We incurred costs as a result of the workforce reduction, including approximately $221,000 in severance costs, which were recognized in the second quarter of 2020. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted. We have had one employee test positive for COVID-19 to date. The employee was quarantined in accordance with accepted safety practices and returned to work only after clearing accepted health protocols. There was no disruption of our operations as a result of this occurance. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

In addition, we have experienced delays and cost increases, and may continue to do so, in obtaining and transporting materials. Since the outbreak, some of our supply chain partners were temporarily closed for a period of time. These facilities have since reopened. Although we have in some cases experienced delays and increased freight costs, we have, to date, been able to procure the materials necessary to manufacture products and fulfill customer orders, which may not continue to be the case in the event the pandemic worsens or continues for an extended period of time. Depending on the continued progression of the pandemic, our ability to obtain necessary supplies, manufacture our products and ship finished products to customers may be disrupted.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: November 12, 2020	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: November 12, 2020	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)