Form 10-K
period 2020-12-31
BK Technologies Corp
filed 2021-03-03
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-32644

———————
BK TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)
———————

Nevada	83-4064262
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ⬜

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, based on the closing price of such stock on the NYSE American on such date, was $17,141,876. As of February 26, 2021, 12,511,966 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2021 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2020.

i

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

In business for over 70 years, BK designs, manufactures and markets American made wireless communications products consisting of two-way land mobile radios (“LMRs”), repeaters, base stations and related components and subsystems. Two-way LMRs can be units that are hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way LMRs, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We employ both analog and digital technologies in our products.

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

We offer products under the brand names BK Radio and RELM. Generally, BK Technologies and BK Radio-branded products serve the government and public safety market and comprise the largest segment of our business, while RELM-branded products serve the commercial and industrial market.

BK Technologies, BKR and BK Radio-branded products consist of high-specification LMR equipment for professional radio users primarily in government, public safety and military applications. These products have more extensive features and capabilities than those offered in the RELM line. Our P-25 digital products are marketed under the BK Radio brand, which includes the BKR, KNG and KNG2 product lines. RELM-branded products provide basic yet feature-rich and reliable two-way communications for commercial and industrial concerns, such as hotels, construction firms, schools and transportation services. Typically, these users are not radio professionals and require easy, fast and affordable communication among a defined group of users.

We believe that we provide superior value to a wide array of customers with demanding requirements, including, for example, emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various commercial enterprises. Our two-way radio products excel in applications with harsh and hazardous conditions. They provide high-specification performance, durability and reliability at a lower cost relative to comparable offerings.

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

Significant Events

During 2020, pursuant to our capital return program, we declared and paid four quarterly dividends of $0.02 per share of our common stock. We have paid nineteen consecutive quarterly dividends.

In October 2020, we announced that our operating subsidiary received an order totaling approximately $1.5 million dollars from a public safety agency of the U.S. Department of the Interior (DoI). The order was for BK’s Digital P-25 KNG2-Series portable radios and KNG Series mobile radios, with related accessories, and was fulfilled during the fourth quarter of 2020.

In October 2020, we announced that our operating subsidiary received an order totaling approximately $1.1 million from an agency of the state of Tennessee. The order was for BK’s newly introduced BKR 5000 Digital P-25 portable radio with related accessories and was fulfilled during the fourth quarter of 2020.

In August 2020, we announced the market introduction of the BKR 5000 portable radio; the first model in the new BKR Series of APCO Project 25 land mobile radio products and solutions, which will also include multi-band capability.

In August 2020, we announced the engagement of a national investor relations firm to launch a comprehensive investor relations program.

In August 2020, we announced that our operating subsidiary received an order totaling approximately $1.1 million from the National Interagency Fire Center (“NIFC”). The order was for BK’s KNG2-Series Digital P-25 portable radios with related accessories. This order was fulfilled during the third quarter of 2020.

In August 2020, we announced that our operating subsidiary was awarded a contract for up to $4.2 million dollars from an electric utility agency of the U.S. Department of Energy (“DoE”). The contract was for BK’s KNG2 and KNG Digital P-25 portable and mobile radios with related accessories for deployment at more than 35 sites in the United States. The contract covers a period of one year, which commenced on June 24, 2020 and will expire on June 23, 2021, providing for purchases of equipment up to $4.2 million. It did not specify precise delivery dates or quantities. Shortly after awarding the contract, the DoE issued firm purchase orders for equipment totaling approximately $3.1 million, which were fulfilled in the third quarter of 2020.

In May 2020, we announced that our operating subsidiary received orders totaling approximately $1.4 million from the U.S. Forest Service (“USFS”). The orders were for KNG-Series Digital P-25 portable radios, mobile radios and base stations with related accessories, and were fulfilled during the second quarter of 2020.

In May 2020, we implemented workforce reductions of approximately 18% to reduce costs and to better position us in an uncertain business environment due in part to the COVID-19 pandemic. We incurred approximately $0.2 million in severance costs relating to these workforce reductions, which were recognized in the second quarter of 2020 and paid in accordance with our normal payroll practices through September 2020.

In April 2020, we received approval and funding pursuant to a promissory note evidencing an unsecured loan in the amount of approximately $2.2 million (the “Loan”) under the Paycheck Protection Program (or “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). We intended to use the Loan for qualifying expenses in accordance with the terms of the CARES Act. At the time of application we believed that we qualified to receive the funds pursuant to the PPP. Subsequently, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. In April 2020, out of an abundance of caution, we repaid the loan in full.

In February 2020, we announced that our operating subsidiary received orders totaling approximately $2.8 million from the USFS. The orders were for KNG-Series Digital P-25 portable radios, mobile radios, and base stations, as well as related accessories, and were fulfilled in the first quarter of 2020.

In March 2020, we announced that our operating subsidiary received an order totaling approximately $2.1 million from the USFS. The order was for KNG-Series Digital P-25 mobile radios and related accessories. The order was fulfilled during the first and second quarters of 2020.

In March 2020, Fundamental Global Investors, LLC (“FG”), on behalf of the funds managed by it, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), for the purchase of up to one million shares of our common stock. The 10b5-1 Plan became effective on April 2, 2020 and will terminate on April 2, 2021 or such earlier date as set forth in the 10b5-1 Plan. Transactions under the 10b5-1 Plan, if any, will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of FG, is a member of the Company’s Board of Directors. FG, with its affiliates, is our largest stockholder.

In December 2019, a novel strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year 2020 progressed, and we anticipate the effects of COVID-19 may continue to have an adverse impact on our operations going forward. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. In response to the COVID-19 pandemic, we have undertaken certain measures in an effort to mitigate the impact of the COVID-19 pandemic, including implementing employee safety measures and taking steps to reduce expenses, including workforce reductions. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, all of which are uncertain and, given the evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future.

Industry Overview

LMR communications consist of hand-held (portable) and vehicle-mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the U.S. and abroad. LMR systems are constructed to meet an organization’s specific communications needs. The cost of a complete system can vary widely, depending on the size and configuration. Likewise, the cost of radio sets can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P-25 digital unit. Typically, there are no recurring airtime usage charges. Accordingly, LMR usage patterns are considerably different from those for cellular and other wireless communications tools. LMR usage often consists of direct radio-to-radio communications outside of the range of a communication network with one-to-many members of a group. Also, LMR functions with push-to-talk operation (i.e., no call set-up or dialing a phone number is required). LMR communications often consist of multiple short (five second) transmissions between multiple members of a group. For the public safety sector, this is known as Mission Critical Voice. The average useful life of a unit can vary, depending upon the application in which the unit is deployed and its handling.

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

Our P-25 KNG, KNG2 and BKR Series mobile and portable digital radios have been validated under the P-25 CAP as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors. Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.

The P-25 CAP is a voluntary program that allows LMR equipment suppliers to formally demonstrate their products’ compliance with P-25 requirements. The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies the P-25 standard for performance, conformance and interoperability. The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the U.S Department of Homeland Security (“DHS”)’s Command, Control and Interoperability Division, the National Institute of Standards and Technology, radio equipment manufacturers and the emergency response community.

Description of Markets

Government and Public Safety Market

The government and public safety market includes military, fire, rescue, law enforcement, homeland security and emergency responder personnel. In most instances, BK Radio-branded products serve this market and are sold either directly to end-users or through two-way communications dealers. Government and public safety sales represented approximately 92% of our total sales for 2020 and 93% for 2019.

Government and public safety users currently use products that employ either P-25 digital or analog technology. However, public safety users in federal, state and local government agencies and certain other countries are migrating to primarily using digital P-25 products. The evolution of the standard and compliant digital products is explained in the “Industry Overview” section above.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable push-to-talk communication among a discrete group of users, such as corporate disaster recovery, hotels, construction firms, schools and transportation service providers. Users in this market continue to predominantly utilize analog products. We offer products to this market under the RELM brand name. Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products. Our sales to this market represented approximately 8% of our total sales for 2020 and 7% for 2019.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 23 employees. Their primary development focus has been the design of a new line of next-generation P-25 digital products, the BKR Series, which will include multi-band technology and eventually supplant our flagship KNG and KNG2 products. The first product in this line was introduced in August 2020, with additional models planned for 2021 and beyond. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles. Subsequently, we added UHF and 700-800MHz products, as well as P-25 Phase II TDMA (Time Division Multiple Access) trunking. The KNG2 Series was introduced in 2016. Our KNG, KNG2 and BKR products also provide encrypted operation for secured communication, GPS location and network authentication capabilities.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied and production engineering.

For 2020 and 2019, our engineering and development expenses were approximately $7.9 million and $9.8 million, respectively. The decrease was primarily attributed to the elimination or reduction of outside engineering resources, and the completion of portions of our new product development initiatives.

Intellectual Property

We presently have no U.S. patents in force. We have registered federal trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes” and have applied for registration of “BKR.” We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost-effective resources available for every aspect of our manufacturing. Consistent with that strategy, we have successfully utilized a hybrid of U.S.-based internal manufacturing capability in concert with outside contract arrangements for different manufacturing processes. The breadth of our internal manufacturing capabilities has been expanded during 2019 and 2020. Our outside manufacturing contract arrangements have been managed and updated to meet our present requirements, including increasing relationships with American concerns. This hybrid approach has been instrumental in controlling our product costs, allowing us to be competitive and manage our gross margins.

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

We plan to expand our internal manufacturing capabilities and U.S.-based relationships, combined with other American manufacturers and suppliers where it furthers our business objectives. This strategy allows us to effectively manage quality, product costs and lead-times while focusing other resources on our core technological competencies of product design and development. We believe that, in certain circumstances, the use of experienced, high-quality, high-volume manufacturers can provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product, all of which contribute toward product cost control. To ensure that products manufactured by others meet our quality standards, our production and engineering team works closely with our contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design and conduct periodic on-site inspections.

We rely upon a limited number of both American and foreign suppliers for several key products and components. Approximately 65% of our material, subassembly and product procurements in 2020 were sourced from six suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During 2020 and 2019, our operations were not materially impaired due to delays from single-source suppliers. However, the absence of a single-source component could potentially delay the manufacture of finished products. We manage the risk of such delays by securing secondary sources, where possible, and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all of our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the U.S. Government represented approximately 51% and 49% of our total sales for the years ended December 31, 2020 and 2019, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the USFS and the U.S. Department of Interior (“DoI”).

Backlog

Our backlog of unshipped customer orders was approximately $5.9 million and $7.2 million as of December 31, 2020 and 2019, respectively. Changes in the backlog are attributed primarily to the timing and fulfillment of orders.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2020, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Human Capital Resources

As of December 31, 2020, we had 95 employees, most of whom are located at our West Melbourne, Florida facility; 46 of these employees are engaged in direct manufacturing or manufacturing support, 23 in engineering, 16 in sales and marketing, and 10 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We believe our relations with our employees are good.

The Company complies with all applicable state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Our mission is to remain deeply rooted in the critical communications industry for all military, first responders, and public safety heroes. Our four guiding principles: growth, tenacious commitment to quality, continuous improvement, and a keen focus on being customer-centric, continuously drive our efforts to be the best partner for our customers, investment for our shareholders, neighbor in our community and to provide an empowering work environment for our employees.

The Company is committed to the health, safety and wellness of its employees.  We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2020	2019
	(in millions)
United States	$43.1	$39.7
International	1.0	0.4
Total	$44.1	$40.1

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

Our industry is characterized by rapidly changing technology and our success is dependent on our ability to adapt to such changes

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry has largely transitioned from analog LMR products to digital LMR products in recent years. In addition, the APCO P-25 standard has been widely adopted. If we are unable to successfully keep up with these changes, our business, financial condition and results of operations could be materially adversely affected.

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2020, approximately 51% of our sales were to agencies and departments of the U.S. Government, including but not limited to, agencies of the DHS, DoA, DoD and DoI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to the economic, political, and other risks of manufacturing products in foreign countries

We engage in business with manufacturers located in other countries. Approximately 53% of our material, subassembly and product procurements in 2020 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic, legal, health and other conditions in such foreign countries, among others. Our business, financial condition and operating results may be materially and adversely affected by, among other things, changes in the general political, social, health and economic conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China, which may cause our manufacturers or suppliers to temporarily suspend operations in the affected region, potentially negatively impacting our product launch timing and shipments, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

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

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. Although we believe the pandemic has not had a material adverse impact on our business in 2020, it may have the potential of doing so in the future. The extent of the potential impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, which are uncertain and, given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted. In addition, the pandemic has significantly increased economic uncertainty and caused a worldwide economic downturn. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that may occur in the future.

In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once or re-implemented as cases of COVID-19 increased in certain areas; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure, which includes our business. While our manufacturing operations have remained open, these measures have impacted and may further impact our workforce and operations, as well as those of our customers and suppliers.

We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Many of our suppliers and service providers have made similar modifications. If necessary, we may take further actions in the best interests of our employees, customers, partners and suppliers. In light of the economic downturn generated by the COVID-19 pandemic, we have taken steps to reduce expenses throughout the Company. These reductions have, at various junctures, included limiting travel, discontinuing participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We restructured our operations to, among other things, reduce our workforce by approximately 18% during the second quarter of 2020. We incurred costs as a result of the workforce reduction, including approximately $221,000 in severance costs, which were recognized in the second quarter of 2020. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted. We have had two employees at our primary West Melbourne, Florida facility test positive for COVID-19 to-date. The employees were quarantined in accordance with accepted safety practices and returned to work only after clearing accepted health protocols. There was no disruption of our operations as a result of these occurrences. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

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

Our investment strategy may not be successful, which could adversely impact our financial condition

We may invest part of our cash balances in public companies. For example, as of December 31, 2020, we held 477,282 shares of the common stock of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) (“FGF”). These types of investments carry more risk than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

FG, with its affiliates, is our largest stockholder, and its interests may differ from the interests of our other stockholders

 The interests of FG may differ from the interests of our other stockholders.  FG and its affiliates, owners and managers together hold approximately 34.3% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Partner and Manager of FG and Chairman of Ballantyne Strong, Inc., is a member of our Board of Directors.  As a result of its ownership position and Mr. Cerminara’s position with the Company, FG has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, and approval of any action requiring a stockholder vote, such as amendments to our articles of incorporation, by-laws, significant stock issuances, reorganizations, mergers and asset sales.  FG may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests.  FG’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

The terms of the credit agreement with JPMorgan Chase Bank, N.A., contain restrictive covenants that may limit our operating flexibility

On January 26, 2021, BK Technologies, Inc., our wholly-owned operating subsidiary, entered into a Note Modification Agreement (the “Modification”) to renew its $5.0 million Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, as modified by the Modification, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”), which provides for a revolving line of credit through January 31, 2022. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including pay dividends to us, enter into liens, indebtedness, loans and guarantees, acquisitions and mergers, or sales of assets, and engage in stock repurchases. It also contains one financial covenant requiring BK Technologies, Inc. to maintain a tangible net worth of at least $20.0 million at any fiscal quarter end. We are a guarantor of BK Technologies, Inc.’s obligations under the Credit Agreement. Events beyond our control, including changes in general business and economic conditions, may impair BK Technologies, Inc.’s ability to comply with these covenants, and a breach of any covenants may result in an event of default. Upon the occurrence of an event of default, JPMC may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the Credit Agreement. BK Technologies, Inc. may be unable to repay any accelerated indebtedness, and we may not be able to repay any indebtedness pursuant to the guarantee or refinance any accelerated indebtedness on favorable terms, or at all. In general, the occurrence of any event of default under the Credit Agreement could have an adverse effect on our financial condition or results of operations.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 65% of our material, subassembly and product procurements in 2020 were sourced from six suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for some of our components is up to as six months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us

Currently, we hold no U.S. patents. We have several trademarks related to the names “BK Technologies,” “BK Radio”, and “Radios for Heroes”. We have applied for a trademark related to the name “BKR.” As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

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

A security breach or other significant disruption of our information technology systems, or those of our distributors, manufacturers, suppliers and other partners, caused by cyber attack or other means, could have a negative impact on our operations, sales and results of operations

From time to time, we may experience cyber attacks on our information technology systems and the information systems of our distributors, manufacturers, suppliers and other partners, whose systems we do not control.  These systems are vulnerable to damage, unauthorized access or interruption from a variety of sources, including, but not limited to, continually evolving cyber attacks (including social engineering and phishing attempts), attempts to gain unauthorized access to data, cyber intrusion, computer viruses, security breach, misconduct by employees or other insiders with access to our data, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. Cyber attacks are rapidly evolving and becoming increasingly sophisticated. Computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and partners or our business information. A cyber attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in disruptions in critical systems, corruption or loss of data, theft of data, funds or intellectual property, and unauthorized release of our or our customers’ proprietary, confidential or sensitive information. Such unauthorized access to, or release of, this information could expose us to data loss, disrupt our operations, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. We may not have adequate insurance coverage to compensate us for any losses associated with such events. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.

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

Future sales of shares of our common stock may negatively affect our stock price and impair our ability to raise equity capital

Approximately 7.4 million (59.8%) of our shares of outstanding common stock as of December 31, 2020 were owned by certain of our executive officers and directors and other affiliates, and may be resold publicly at any time, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933, as amended. Approximately 40.2% of our outstanding shares of common stock as of December 31, 2020 are freely tradable without restriction.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $510,000 and $502,000 in 2020 and 2019, respectively. We also lease 8,100 square feet of office space in Lawrence, Kansas. In November 2019, the lease was amended to extend the lease term until December 31, 2021. Rental, maintenance and tax expenses for this facility were approximately $124,000 and $108,000 in 2020 and 2019, respectively.

In February 2020, we entered into a lease for 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months. Annual rental, maintenance and tax expenses for the facility was approximately $169,000 for 2020.

Item 3. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b) Holders.

On February 26, 2021, there were 601 holders of record of our common stock.

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

(d) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
01/01/20-01/31/20	36,155	$2.94	36,155	81,787
02/01/20-02/29/20	20,963	$2.72	20,963	60,824
03/01/20-03/31/20	44,695	$1.72	44,695	16,129
04/01/20-04/30/20	16,129	$1.63	16,129	—
Total	117,942	$2.25	117,942

(1)
Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.

(2)
The Company had a repurchase program of up to one million shares of the Company’s common stock pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. The repurchase program was initially announced in May 2016, expanded in June 2017 and was completed in April 2020.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

BK Technologies Corporation is a holding company, with a wholly-owned operating subsidiary, BK Technologies, Inc. We design, manufacture and market American made two-way land mobile radios, repeaters, base stations and related components and subsystems. All operating activities are undertaken by BK Technologies, Inc.

Our overall financial and operating results for 2020 improved markedly from the preceding year. Sales for 2020 grew over 10% compared with 2019, while gross profit margins as a percentage of sales increased  by 2 percentage points year-over-year. Selling, general and administrative and administrative expenses for 2020 declined approximately $3.0 million, or 15.0%. The combined impact of sales growth, gross profit margin improvement, and reduced operating expenses yielded an increase of over $5.4 million in operating income from the prior year. Additionally, our balance sheet strengthened during the year with a $4 million (30%) reduction in inventory, which was a significant contributor to positive cash flow for the year of approximately $2.2 million. Meanwhile, we launched the first portable radio, the BKR 5000, in a new line of land mobile radio products, with additional models planned for 2021.

Total sales in 2020 grew 10.1% to approximately $44.1 million, compared with approximately $40.1 million for the prior year. The increase was primarily attributed to federal and state public safety agencies, some of which were new customers. We also realized sales from our new BKR 5000 portable radio, which was introduced during the third quarter of 2020.

Gross profit margin as a percentage of sales in 2020 increased to approximately 41.0%, compared with 39.0% for the previous year. The improvement was attributed primarily to the improved mix of product sales and reduced manufacturing costs.

Selling, general and administrative (“SG&A”) expenses for 2020 declined approximately $3.0 million (15.0%) to approximately $17.0 million, or 38.6% of sales, compared with $20.0 million, or 50.0% of sales, for 2019. The decrease in SG&A expenses was the result of broad-based cost reduction actions, including a reduction in our workforce.

For 2020, we recognized operating income of approximately $1.0 million , which was an improvement of $5.4 million from last year’s operating loss of $4.4 million.

We recognized other expenses totaling approximately $797,000 in 2020, primarily attributed to an unrealized loss from our investment in FGF, made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with other income of $762,000 last year, which was primarily related to an unrealized gain from the investment in FGF.

For 2020, we recognized pretax income of approximately $251,000, a significant improvement from last year’s pretax loss of approximately $3.6 million.

We recognized a tax expense of approximately $3,000 for 2020, compared with a benefit of approximately $987,000 for the prior year. The income tax benefit last year was largely non-cash as a result of deferred items.

Net income for 2020 of approximately $248,000 ($0.02 per basic and diluted share), improved $2.9 million from last year’s net loss of approximately $2.6 million ($0.21 per basic and diluted share).

As of December 31, 2020, working capital totaled approximately $15.1 million, of which $13.3 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $14.5 million at 2019 year-end, which included $8.6 million of cash, cash equivalents and trade receivables. During 2020, we fulfilled the limit of our stock repurchase program, repurchasing 117,942 shares of our common stock, utilizing cash of approximately $269,000.

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first several months of 2020. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. We are considered an “essential business” that is supporting first responders and our manufacturing operations remained open throughout the year. Accordingly, we have implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. To-date, two staff members at our primary facility in West Melbourne, FL tested positive for COVID-19. These employees were quarantined and worked remotely in accordance with accepted safety practices until after passing subsequent testing.

In planning for the possible disruption of our business, we have taken steps to reduce expenses throughout the Company. This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We also implemented workforce reductions during the second quarter of 2020, decreasing employment and related expenses by approximately 18% as well as suspended the employer’s 401K match. During the first nine months, impact to customer orders was limited as reflected by our sales, which increased compared with the same period last year. Also, while some of our supply chain partners were temporarily closed during the early stages of the pandemic, most of these partners resumed operations and we have been able to procure the materials necessary to manufacture products and fulfill customer orders. Depending on the progression of the pandemic, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted. Continued progression of the pandemic could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from year to year. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31,
	2020	2019
Sales	100.0%	100.0%
Cost of products	(59.0)	(61.0)
Gross margin	41.0	39.0
Selling, general and administrative expenses	(38.6)	(50.0)
Other (expense) income, net	(1.8)	1.9
Income (loss) before income taxes	0.6	(9.1)
Income tax expense	(0.0)	2.5
Net Income (loss)	0.6%%	(6.6)%

Fiscal Year 2020 Compared With Fiscal Year 2019

Sales, net

During the year, procurement activities of some customers were likely affected by the COVID-19 pandemic, although the precise impact to sales cannot be quantified. Despite any such impact, sales for 2020 grew 10.1% ($4.0 million) to approximately $44.1 million, compared with approximately $40.1 million last year.

The increase in sales for the year ended December 31, 2020 was attributed primarily to federal and state public safety agencies, which included a combination of new and existing customers. Furthermore, during the year we launched, and generated sales from, the first product (BKR 5000) in the BKR Series, a new line of land mobile radios and solutions. Also, for comparative purposes, the prior year’s sales were adversely impacted by the federal government shutdown early in the year.

The BKR Series is envisioned as a comprehensive line of new products with additional new models planned for 2021, including products with multi-band capability. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

In 2020, we reorganized our sales resources to focus more effectively on target markets and customers where we can realize sales success. The current funnel of sales prospects includes potential new customers in federal, state and local public safety agencies.  We believe the reorganization and our sales funnel better positions us to capture new sales opportunities moving forward.

While the potential impacts of the COVID-19 pandemic in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, operations and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for 2020 was approximately 41.0%, compared with 39.0% for the prior year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. The improvement in gross profit margins for 2020 compared with last year was attributed primarily to a more favorable sales mix of higher margin products. Furthermore, during the year we reduced manufacturing operations employment by approximately 21%, as well as other related expenses. These reductions, combined with increased production volumes, enabled us to better utilize and absorb our manufacturing support and overhead expenses, which favorably impacting gross profit margins.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. In the future we anticipate expanding our utilization of internal manufacturing resources. We believe that our internal manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. Although in the future we may encounter new product cost and competitive pricing pressures, the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of sales, marketing, commissions, engineering, product development, management information systems, accounting, headquarters and non-cash, share-based employee compensation expenses.

SG&A expenses for 2020 decreased 15.0% ($3.0 million) to approximately $17.0 million, or 38.6% of sales, compared with approximately $20.0 million, or 50.0% of sales, for the previous year.

Engineering and product development expenses for 2020 decreased $1.9 million, or 19.8%, to approximately $7.9 million (17.8% of sales), compared with approximately $9.8 million (24.5% of sales) for the previous year. Product development expenses related to an anticipated new line of portable and mobile radios with enhanced features, the BKR Series, continued to decrease as development activities migrated away from external resources to our new internal engineering team. This team is primarily involved with development of the BKR Series, including our planned multiband product. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, the potential effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for 2020 declined by approximately $1.0 million, or 19.0%, to approximately $4.2 million (9.5% of sales), compared with approximately $5.2 million (13.0% of sales) last year. The decreases are attributed to reductions in sales and go-to-market employment, as well as other sales and marketing related expenses.

Other general and administrative expenses for 2020 totaled approximately $4.9 million (11.2% of sales), compared with approximately $5.0 million (12.5% of sales) for the previous year. Decreases in employment and other headquarters expenses were more than offset by non-recurring severance costs recognized in the second quarter of 2020 related to our reduction in employment.

Operating Income (Loss)

For 2020, our operating income improved by $5.4 million to approximately $1.0 million (2.4% of sales), compared with an operating loss of approximately $4.4 million (10.9% of sales) for the prior year. The improved operating income for 2020 was primarily attributed to sales growth and higher gross profit margins combined with reduced employment and other operating expenses.

Other Income (Expense)

Interest (Expense) Income

We recorded net interest expense of approximately $8,000 for the year ended December 31, 2020, compared with net interest income of approximately $150,000 last year. Reduced interest income was primarily the result of lower cash balances and interest rates.

Gain/Loss on Investment in Securities

For the year ended December 31, 2020, we recognized an unrealized loss of $620,000 on our investment in FGF, compared with an unrealized gain of $716,000 for the previous year.

Other Expense

For 2020, we recognized other expense totaling approximately $169,000, compared with approximately $104,000 last year. Other expenses were comprised primarily of foreign exchange transaction losses related to sales under a Canadian dollar-denominated contract and other investment management expenses.

Income Tax/Expense Benefit

We recorded an income tax expense of approximately $3,000 for 2020, compared with and income tax benefit of approximately $987,000 last year.

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

As of December 31, 2020, our net deferred tax assets totaled approximately $4.3 million, and were primarily derived from research and development tax credits, operating loss carryforwards and accrued expenses.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Accordingly, we established a valuation allowance of $98,000. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2020.

Liquidity and Capital Resources

For the year ended December 31, 2020, net cash provided by operating activities totaled approximately $4.4 million, compared with cash used in operating activities of approximately $2.5 million last year. Cash provided by operating activities for 2020 was primarily related to net income and a decrease in inventory, combined with increases in depreciation and amortization, accrued compensation and related taxes, and deferred revenue, as well as an unrealized loss on our investment in FGF. These items were partially offset by increases in accounts receivable, and a decrease in accrued warranty expenses.

For the year ended December 31, 2020, we had a net income of approximately $248,000, compared with a net loss of approximately $2.6 million for the prior year. Net inventories decreased during 2020 by approximately $4.1 million, compared with an increase of approximately $2.0 million for the prior year. The decrease for the year was primarily attributed to product sales combined with our inventory reduction program. Depreciation and amortization totaled approximately $1.3 million for 2020, compared with approximately $1.2 million for the prior year, primarily due to capital expenditures related to manufacturing and engineering equipment. Accrued compensation and related taxes for 2020 increased approximately $364,000, compared with a decrease of $743,000 last year. The increase in 2020 was the result of incentive compensation related to improved sales and operating results. Deferred revenue for 2020 increased approximately $585,000, compared with approximately $947,000 for the prior year, which was attributed primarily to the sales of extended warranties. Unrealized losses on securities for 2020 totaled approximately $620,000, compared with gains of approximately $716,000 for last year. For additional information pertaining to our investment in securities, refer to Note 6 (Investment in Securities) to the consolidated financial statements included in this report. Accounts receivable for 2020 increased approximately $2.5 million, compared with a decrease of approximately $1.8 million last year. The increase for the current year was attributable to the timing of sales later in the year that had not yet completed their collection cycle. Accrued warranty expenses for 2020 decreased approximately $457,000, compared with approximately $298,000 last year. The decrease for the year is attributed primarily to manufacturing operations and quality improvements.

Cash used in investing activities for the year ended December 31, 2020 totaled approximately $946,000 and was attributed to purchases of property, plant and equipment. For the same period last year, cash used in investing activities totaled approximately $2.5 million, and was also attributed to purchases of property, plant and equipment.

For the year ended December 31, 2020, cash of approximately $1.3 million was used in financing activities. During the year we received proceeds totaling approximately $2.2 million under the PPP, which were repaid in full within the same period. We also used cash for our capital return program, which included quarterly dividends totaling approximately $1.0 million and stock repurchases totaling approximately $269,000. Our stock repurchase program terminated in April 2020 and was not renewed. Last year, approximately $1.0 million was used to pay dividends and approximately $1.0 million was used for stock repurchases. Last year we received $425,000 from U.S. Bank Equipment Finance for the purchase of manufacturing equipment items, pursuant to the Master Loan Agreement, described below.

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

On January 30, 2020, BK Technologies, Inc., our wholly-owned subsidiary, entered into a $5.0 million Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, as modified by a Note Modification Agreement, the “Credit Agreement”) with JPMC. The Credit Agreement provides for a revolving line of credit of up to $5.0 million, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. The line of credit was modified on January 26, 2021 to, among other things, extend the expiration date to January 31, 2022. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with JPMC. We and each subsidiary of BK Technologies, Inc. are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR (or zero if the LIBOR is less than zero) plus a margin of 1.90% (2.054% as of December 31, 2020). The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2020, with all outstanding principal and interest to be payable in full at maturity, January 31, 2022.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of December 31, 2020 and the date of filing this report. As of December 31, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement and there was approximately $5.0 million of borrowing available under the Credit Agreement.

Our cash and cash equivalents balance at December 31, 2020 was approximately $6.8 million.  We believe these funds, combined with our cost-saving initiatives, anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in this report.

Off Balance Sheet Arrangements

We do not have any off-balance-sheet arrangements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the consolidated financial statements. Based on the Company’s lease portfolio as of January 1, 2019, which consisted solely of operating leases, the Company recognized approximately $2.9 million of ROU assets and $3.0 million of lease liabilities on its consolidated financial statements.. Refer to Note 7 (Leases) for further details on leases.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 became effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption was permitted, including adoption in any interim period. The Company adopted the new guidance in the fourth quarter of 2018, with no material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of the ASU. The Company adopted this guidance as of January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Critical Accounting Policies and Estimates

Our revenue recognition process and our more subjective accounting estimation processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status. The processes for determining the allowance for collection of trade receivables, allowance for slow-moving, excess and obsolete inventory, allowance for product warranty, and income taxes involve certain assumptions that, if incorrect, could create an adverse impact on our operations and financial position.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $50,000 on gross trade receivables of approximately $6.5 million as of December 31, 2020, as compared with $50,000 on gross trade receivables of approximately $4.0 million as of December 31, 2019. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2020 and 2019. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2020 and 2019 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent, with write-offs of trade receivables being significantly less than 1% of sales during past years. Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 0.8% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivables portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. As of December 31, 2020 and 2019, we had no specific allowance on trade receivables.

Slow-moving, Excess and Obsolete Inventory

The allowance for slow-moving, excess and obsolete inventory was approximately $520,000 and $823,000 at December 31, 2020 and 2019, respectively.

The allowance for slow-moving, excess, and obsolete inventory is used to state our inventories at the lower of cost or net realizable value. Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts and our strategic business plans. Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historical usage profile. Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management. Based on the review, considering business levels, future prospects, new products and technology changes, management, using its business judgment, may adjust the valuation of specific inventory items to reflect an accurate valuation estimate. Management also performs a determination of net realizable value for all finished goods with a selling price below cost. For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

Allowance for Product Warranty

We offer two-year standard warranties to our customers, depending on the specific product and terms of the customer purchase agreement. Our typical warranties require us to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, we record a liability for estimated costs under our warranties. The costs are estimated based on historical experience. We periodically assess the adequacy of our recorded liability for product warranties and adjust the amount as necessary.

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
West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BK Technologies Corporation (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for slow-moving and obsolete inventory

As disclosed in Note 1 of the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving, excess, and obsolete inventory to state the Company’s inventories at the lower of cost or net realizable value.  The Company relies on, among other things, past usage/sales experience, future sales forecasts, and its strategic business plan to develop the estimate.  As a result of management’s assessment, the Company recorded an allowance for slow-moving, excess, and obsolete inventory of approximately $520,000 as of December 31, 2020.

Auditing management’s estimate of the allowance for slow-moving, excess, and obsolete inventory involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding and evaluated the design of internal controls that address the risks of material misstatement relating to recording inventory at the lower of cost or net realizable value.  We tested the accuracy and completeness of the underlying data used in calculating the allowance, including testing of a sample of inventory usage transactions, and recomputed the allowance calculation.  We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical allowance amounts to the history of actual inventory write-offs.  Furthermore, we reviewed management’s business plan and forecasts of future sales, including expected changes in technology and product lines.

Assessment of Realizability of deferred tax assets

As disclosed in Note 8 of the Company’s consolidated financial statements, the Company records and measures net deferred tax assets based on estimated realizability.  Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. The Company recorded approximately $4.3 million in net deferred tax assets after valuation allowance as of December 31, 2020.

Auditing management’s assessment of realizability of deferred tax assets involved subjective estimation and high degree of auditor judgment in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing deferred tax assets before expiration.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding and evaluated the design of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of pre-tax income, and related entity-level controls.  We also evaluated the assumptions used by the Company to develop projections of future taxable income, and tested the completeness and accuracy of the underlying data used in the projections, including comparing the projections of pre-tax income with the actual results of prior periods.  In addition, we analyzed the nature of items giving rise to deferred tax assets and considered related expiration dates, as applicable.  Furthermore, we evaluated management’s analysis of current economic and industry trends, including the impact of the COVID-19 pandemic, and compared projections of future pre-tax income to other forecasted financial information prepared by management.

/s/ MSL, P.A.

We have served as the Company’s auditor since 2015.

Orlando, Florida
March 3, 2021

BK TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$6,826	$4,676
Trade accounts receivable, net	6,466	3,964
Inventories, net	9,441	13,513
Prepaid expenses and other current assets	1,878	1,733
Total current assets	24,611	23,886

Property, plant and equipment, net	3,566	3,964
Right-of-use (ROU) asset	2,887	2,885
Investment in securities	2,014	2,635
Deferred tax assets, net	4,300	4,373
Other assets	112	197
Total assets	$37,490	$37,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,119	$5,310
Accrued compensation and related taxes	1,635	1,271
Accrued warranty expense	791	1,248
Accrued other expenses and other current liabilities	307	479
Dividends payable	250	252
Short-term lease liability	525	369
Note payable-current portion	82	78
Deferred revenue	757	369
Total current liabilities	9,466	9,376

Note payable, net of current portion	247	328
Long-term lease liability	2,702	2,606
Deferred revenue	2,551	2,354
Total liabilities	14,966	14,664
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,962,366 and 13,929,381 issued and 12,511,966 and 12,596,923 outstanding shares at December 31, 2020 and 2019, respectively	8,377	8,357
Additional paid-in capital	26,346	26,095
Accumulated deficit	(6,797)	(6,043)
Treasury stock, at cost, 1,450,400 and 1,332,458 shares at December 31, 2020 and 2019, respectively	(5,402)	(5,133)
Total stockholders’ equity	22,524	23,276
Total liabilities and stockholders’ equity	$37,490	$37,940

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019
Sales, net	$44,139	$40,100
Expenses
Cost of products	26,055	24,449
Selling, general and administrative	17,036	20,036
Total expenses	43,091	44,485
Operating income (loss)	1,048	(4,385)
Other (expense) income:
Net interest (expense) income	(8)	150
(Loss) gain on investment in securities	(620)	716
Other (expense) income	(169)	(104)
Total other (expense) income	(797)	762
Income (loss) before income taxes	251	(3,623)
Income tax (expense) benefit	(3)	987
Net income (loss)	$248	$(2,636)
Net income (loss) per share-basic	$0.02	$(0.21)
Net income (loss) per share-diluted	$0.02	$(0.21)
Weighted average shares outstanding-basic	12,553	12,705
Weighted average shares outstanding-diluted	12,561	12,705

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	13,882,937	$8,330	$25,867	$(2,393)	$(4,092)	$27,712
Stock Options exercised and issued	1,000	—	2	—	—	2
Common stock issued under restricted stock units	45,444	27	(27)	—	—	—
Share-based compensation expense-stock options	—	—	148	—	—	148
Shared-based compensation expense-restricted stock units	—	—	105	—	—	105
Dividends declared ($0.08 per share)	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	(2,636)	—	(2,636)
Repurchase of common stock	—	—	—	—	(1,041)	(1,041)
Balance at December 31, 2019	13,929,381	8,357	26,095	(6,043)	(5,133)	23,276
Common stock issued-restricted stock units	32,985	20	(20)	—	—	—
Share-based compensation expense-stock options	—	—	129	—	—	129
Shared-based compensation expense-restricted stock units	—	—	142	—	—	142
Dividends declared ($0.08 per share)	—	—	—	(1,002)	—	(1,002)
Net income	—	—	—	248	—	248
Repurchase of common stock	—	—	—	—	(269)	(269)
Balance at December 31, 2020	13,962,366	$8,377	$26,346	$(6,797)	$(5,402)	$22,524

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019
Operating activities
Net income (loss)	$248	$(2,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Inventory allowance	126	194
Deferred tax benefit	73	(878)
Depreciation and amortization	1,344	1,219
Share-based compensation expense -stock options	129	148
Share-based compensation expense-restricted stock units	142	105
Unrealized loss (gain) on investment in securities	620	(716)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,502)	1,757
Inventories	3,946	(2,241)
Prepaid expenses and other current assets	(145)	669
Other assets	84	(5)
Lease liability	250	90
Accounts payable	(191)	(285)
Accrued compensation and related taxes	364	(743)
Accrued warranty expense	(457)	(298)
Deferred revenue	585	947
Accrued other expenses and other current liabilities	(172)	187
Net cash provided by (used in) operating activities	4,444	(2,486)

Investing activities
Purchases of property, plant and equipment	(946)	(2,455)
Net cash used in investing activities	(946)	(2,455)

Financing activities
Dividends paid	(1,002)	(1,018)
Repurchase of common stock	(269)	(1,041)
Proceeds from issuance of common stock	—	2
Proceeds from debt	2,196	425
Repayment of debt	(2,273)	(19)
Net cash used in financing activities	(1,348)	(1,651)

Net change in cash and cash equivalents	2,150	(6,592)
Cash and cash equivalents, beginning of year	4,676	11,268
Cash and cash equivalents, end of year	$6,826	$4,676

Supplemental disclosure
Interest paid	$22	$10

Non-cash financing activity
Common Stock issued under restricted stock units	$128	$147

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
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

The Company has an investment in FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.), made through FGI 1347 Holdings, LP, a consolidated VIE (see Note 6).

Inventories

Inventories are stated at the lower of cost (determined by the average cost method) or net realizable value. Freight costs are classified as a component of cost of products in the accompanying consolidated statements of operations.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

The allowance for slow-moving, excess, and obsolete inventory is used to state the Company’s inventories at the lower of cost or net realizable value. Because the amount of inventory that will actually be recouped through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans. Generally, in analyzing inventory levels, inventory is classified as having been used or unused during the past year. The Company then establishes an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows. No long-lived assets were considered impaired at December 31, 2020 and 2019.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2020 and 2019 is adequate.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”), which replaced previous revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under accounting principles generally accepted in the United States of America (“GAAP”). These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate:

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2020 and 2019, accounts receivable from governmental customers were approximately $2,102 and $353, respectively. Generally, receivables are due within 30 days. Credit losses relating to customers have been consistently within management’s expectations.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. From time to time, the Company has had cash in financial institutions in excess of federally insured limits. As of December 31, 2020, the Company had cash and cash equivalents in excess of FDIC limits of $6,576.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 53.0% of the Company’s material, subassembly and product procurements in 2020 were sourced internationally, of which approximately 48.0% were sourced from three suppliers. For 2019, approximately 67.0% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 64.0% were sourced from three suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, and other liabilities. As of December 31, 2020 and 2019, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing investment in securities.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019. Amounts billed to a customer, if any, for shipping and handling are reported as revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2020 and 2019, such expenses totaled $214 and $555, respectively.

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2020 and 2019 are engineering, research and development costs of $7,869 and $9,803, respectively.

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

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
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

Comprehensive Income (loss)

Comprehensive income (loss) was equal to net income (loss) for the years ended December 31, 2020 and 2019.

Product Warranty

The Company offers two-year standard warranties to its customers, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1.
Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amended leasing guidance by requiring companies to recognize a right-of-use (“ROU”) asset and a lease liability for all operating and capital (finance) leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The updated guidance became effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019. Adoption resulted in the recognition of ROU assets and lease liabilities on the consolidated financial statements. Based on the Company’s lease portfolio as of January1, 2019, which consisted solely of operating leases, the Company recognized approximately $2,885 of ROU assets and $2,975 of lease liabilities on its consolidated financial statements.. Refer to Note 7 (Leases) for further details on leases.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 became effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption was permitted, including adoption in any interim period. The Company adopted the new guidance in the fourth quarter of 2018, with no material impact on its consolidated financial statements and related disclosures.

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

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

2.
Inventories, net

Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:

	December 31,
	2020	2019
Finished goods	$1,975	$3,864
Work in process	3,288	6,122
Raw materials	4,178	3,527
	$9,441	$13,513

Changes in the allowance for obsolete and slow-moving inventory are as follows:

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$823	$629
Charged to cost of sales	126	194
Disposal of inventory	(429)	—
Balance, end of year	$520	$823

For the year ended December 31, 2020, the Company wrote off obsolete inventory that had been fully allowed for previously, which had no material impact to the Company’s consolidated balance sheets or consolidated statements of operations.

3.
Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$50	$50
Provision for doubtful accounts	—	—
Uncollectible accounts written off	—	—
Balance, end of year	$50	$50

4.
Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2020	2019
Leasehold improvements	$727	$732
Machinery and equipment	11,971	12,430
Gross Property, Plant, and Equipment	12,698	13,162
Less accumulated depreciation and amortization	(9,132)	(9,198)
Property, plant and equipment, net	$3,566	$3,964

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2020 and 2019 was approximately $1,344 and $1,219, respectively. During the year ended 31, 2020, the company removed from its records approximately $1,400 of fully depreciated machinery and equipment.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

5.
Debt

On January 30, 2020, BK Technologies, Inc., a wholly-owned subsidiary of the Company, entered into a $5,000 Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, as modified by that certain Note Modification Agreement dated as of January 26, 2021, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”).

The Credit Agreement provides for a revolving line of credit of up to $5,000, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. The line of credit, as modified by the Note Modification Agreement, expires on January 31, 2022. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with the Lender. The Company and each subsidiary of BK Technologies, Inc. are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR or zero if the LIBOR is less than zero) plus a margin of 1.90% (2.054% as of December 31, 2020). The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2020, with all outstanding principal and interest to be payable in full at maturity (January 31, 2022).

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of December 31, 2020 and the date of filing this report. As of December 31, 2020 and the date of filing this report, there were no borrowings outstanding under the Credit Agreement.

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

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
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

6.
Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP  (“1347 LP”), of which the Company is the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities.

As of December 31, 2020, the Company indirectly held approximately $110 in cash and 477,282 shares of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) with fair value of $2,014, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741.

During the years ended December 31, 2020 and 2019, the Company recognized a loss of approximately $620 and a gain of approximately $716, respectively, due to changes in the unrealized loss on investment in securities.

Affiliates of  Fundamental Global Investors, LLC (“FG ”) serve as the general partner and the investment manager of 1347 LP, and the Company is the sole limited partner. As the sole limited partner, the Company is entitled to 100% of net assets held by 1347 LP. The general partner of 1347 LP is entitled to a management fee from 1347 LP. There were no fees paid to the general partner or its affiliates for the years ended December 31, 2020 or 2019. As of December 31, 2020, the Company and the affiliates of FG, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,109,891 shares of FGF’s common stock, representing approximately 62.7% of FGF’s outstanding shares. FG with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, a member of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7.
Leases

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $510 and $502 in 2020 and 2019, respectively. The Company also leases 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, to accommodate a portion of the Company’s engineering team. In November 2019, this lease was amended to extend the lease term until December 31, 2021. Rental, maintenance and tax expenses for this facility were approximately $124 and $108 in 2020 and 2019, respectively.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

7.
Leases (Continued)

In February 2020, the Company entered into a lease for 6,857 (not in thousands) square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months. The commencement date for this lease was July 1, 2020. Rental, maintenance, and tax expenses for the facility were $169 in 2020.

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

Lease costs consist of the following:

	December 31,
	2020	2019
Operating lease cost	$610	$573
Short-term lease cost	2	2
Variable lease cost	129	128
Total lease cost	$741	$703

Supplemental cash flow information related to leases was as follows:

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$521	$522
Operating cash flows (liability reduction)	367	369

ROU assets obtained in exchange for lease obligations:
Operating leases	454	2,840

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

7.
Leases (Continued)

Other information related to operating leases was as follows:

December 31, 2020
Weighted average remaining lease term (in years)	5.99
Weighted average discount rate	5.50%

Maturity of lease liabilities as of December 31, 2020 were as follows:

Year ending December 31,
2021	$683
2022	579
2023	592
2024	604
2025	615
Thereafter	722
Total payments	3,795
Less: imputed interest	568
Total liability	$3,227

8.
Income Taxes

The income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2020	2019
Current:
Federal	$(72)	$(107)
State	3	(3)
	(69)	(110)
Deferred:
Federal	(44)	(889)
State	116	12
	72	(877)
	$3	$(987)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2020	2019

Statutory U.S. income tax rate	21.00%	(21.00)%
State taxes, net of federal benefit	6.00%	(1.21)%
Permanent differences	3.45%	0.61%
Change in valuation allowance	38.83%	0.00%
Change in net operating loss carryforwards and tax credits	(67.58)%	(5.50)%
Other	(0.50)%	(0.14)%
Effective income tax rate	1.20%	(27.24)%

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Operating loss carryforwards	$1,238	$1,347
R&D Tax Credit	1,952	1,678
AMT Tax Credit	—	72
Section 263A costs	203	294
R&D costs	—	110
Amortization	21	24
Unrealized loss	391	252

Asset reserves:
Bad debts	11	11
Inventory allowance	118	187

Accrued expenses:
Non-qualified stock options	175	132
Compensation	64	132
Warranty	927	904
Deferred tax assets	5,098	5,143

Less valuation allowance	(98)	—
Total deferred tax assets	5,000	5,143

Deferred tax liabilities:
Depreciation	(700)	(770)
Total deferred tax liabilities	(700)	(770)

Net deferred tax assets (before unrealized gain)	4,300	4,373

Deferred tax liability: unrealized gain	—	—
Net deferred tax assets	$4,300	$4,373

As of December 31, 2020, the Company had a net deferred tax asset of approximately $5,000 offset by deferred tax liabilities of $700 derived from accelerated tax depreciation. This asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development tax credits, and deferred revenue, net of a valuation allowance of approximately $98. The NOLs total approximately $4,829 for federal and $6,332 for state purposes, with expirations starting in 2021 for state purposes. State NOLs of $648 expired in 2020.

During 2019, the Company generated $5,006 of federal NOLs and during 2020, the Company expects to use $176 of available federal NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2020, 2019, and 2018. GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8.
Income Taxes (Continued)

Management’s analysis of all available evidence, both positive and negative, provides support that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Accordingly, as of December 31, 2020, a valuation allowance has been established totaling approximately $98.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2020. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future. The 2020 federal and state NOLs and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company by any stockholder with 5% or greater ownership.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2021, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2020, and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended December 31, 2020 and 2019, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2017, 2018, and 2019 are still open to IRS examination under the statute of limitations. The last IRS examination on the Company’s 2007 calendar year was closed with no change.

9.
Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2020	2019
Numerator:
Net income (loss) from continuing operations numerator for basic and diluted earnings per share	$248	$(2,636)
Denominator:
Denominator for basic income (loss) per share weighted average shares	12,552,889	12,705,304
Effect of dilutive securities:
Stock options	8,440	—
Denominator for diluted income ( loss) per share weighted average shares	12,561,329	12,705,304
Basic income (loss) per share	$0.02	$(0.21)
Basic income (loss) per share	$0.02	$(0.21)

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9.
Loss Per Share (Continued)

Approximately 464,000 stock options and 139,233 restricted stock units for the year ended December 31, 2020 and 569,500 stock options and 101,073 restricted stock units for the year ended December 31, 2019, were excluded from the calculation because they were anti-dilutive.

10.
Share-Based Employee Compensation

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $129 and $148 of share-based employee compensation expense during the years ended December 31, 2020 and 2019, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2020 and 2019 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. In 2020, the Company paid dividends on January 17, for a dividend declared in 2019, April 13, July 20 and October 19. In December 2020, the Company’s Board of Directors also declared a quarterly dividend that was paid on January 19, 2021. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2020	FY 2019
Expected Volatility	52.1%	49.0%
Expected Dividends	2.0%	2.0%
Expected Term (in years)	6.5	6.5
Risk-Free Rate	0.49%	2.36%
Estimated Forfeitures	0.0%	0.0%

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

10.
Share-Based Employee Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2020, and changes during the year ended December 31, 2020, are presented below:

As of January 1, 2020	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	569,500	4.16	6.82	1.75	24,000
Vested	214,800	4.12	4.20	1.95	24,000
Nonvested	354,700	4.18	8.40	1.63	—

Period activity
Issued	110,000	3.24	—	1.27	—
Exercised	—	—	—	—	—
Forfeited	120,500	4.17	—	1.69	—
Expired	70,000	4.11	—	2.79	—

As of December 31, 2020
Outstanding	489,000	3.96	7.23	1.51	20,000
Vested	185,800	4.15	5.65	1.55	20,000
Nonvested	303,200	3.84	8.20	1.49	—

Outstanding:
Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg.Exercise Price ($) Per Share	Wgt. Avg. RemainingContractual Life (Years)
2.23	3.83	245,000	3.35	7.82
4.07	5.10	244,000	4.56	6.63
		489,000	3.96	7.23

Exercisable:

Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg.Exercise Price ($) Per Share
2.23	3.83	67,000	3.18
4.07	5.10	118,800	4.70
		185,800	4.15

The weighted-average grant-date fair value per option granted during the years ended December 31, 2020 and 2019 was $1.27 and $1.64, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was approximately $0 and $1, respectively.

In connection with the restricted stock units granted to non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued, utilizing the most current information available to the Company at the date of the consolidated financial statements. The Company estimates the fair value of the restricted stock unit awards based upon the market price of the underlying common stock on the date of grant. As of December 31, 2020 and 2019, there was approximately $872 and $982, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over four years.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11.
Significant Customers

Sales to the U.S. Government represented approximately 50.5% and 49.1% of the Company’s total sales for the years ended December 31, 2020 and 2019, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

12.
Retirement Plan

The Company sponsors a participant contributory retirement 401(k) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. In the second quarter of 2020, the Company suspended the participant contributory retirement 401(k) plan to reduce costs and to better position the Company in an uncertain business environment due in part to the COVID-19 pandemic. For the years ended December 31, 2020 and 2019, total contributions made by the Company were $60 and $164, respectively.

13.
Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $120 and $133 for the years ended December 31, 2020 and 2019, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $8,317 as of December 31, 2020.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2020, the plan had a stop-loss provision insuring losses beyond $80 per employee per year and an aggregate stop-loss of $1,215. As of December 31, 2020 and 2019, the Company recorded an accrual for estimated claims in the amount of approximately $116 and $165, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2020 and 2019.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year product warranties during the years ended December 31, 2020 and 2019 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2020	$1,248	$166	$(623)	$791
2019	$1,546	$606	$(904)	$1,248

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

There were no pending material claims or legal matters as of December 31, 2020.

BK TECHNOLOGIES CORPORATIONYEARS ENDED DECEMBER 31, 2020 AND 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

13.
Commitments and Contingencies (Continued)

Consulting Services Agreement

On June 24, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Itasca Agreement”) with Itasca Financial LLC (“Itasca”), pursuant to which Itasca agreed to advise the Company on aspects of its strategic direction. In exchange for Itasca’s services, the Company agreed to pay Itasca a retainer fee of $50,000, payable in two installments of $25,000, and a monthly fee of $20,000. On December 15, 2020, the parties agreed to terminate the agreement and to waive the provision for a termination fee. This description of the Agreement is a summary only and is qualified by reference to full text of Itasca Agreement, which is filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020. Total fees incurred by the Company in connection with the Agreement during the year ended December 31, 2020 were $70,000.

Fundamental Global Investors, LLC, with its affiliates, owners and managers (collectively, “FG”), is the largest stockholder of the Company. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of FG, is a member of the Company’s Board of Directors, and John W. Struble, Chairman of the Board of Directors, serves as a consultant to Fundamental Global Management, LLC, an affiliate of FG. FG is the controlling stockholder of FGF (see Note 6), and Larry G. Swets, Jr. serves as Interim Chief Executive Officer and principal executive officer of FGF and as a member of FGF’s Board of Directors. In addition, Mr. Swets founded and serves as the managing member of Itasca, which previously provided services to the Company, as described above, as well as to other companies affiliated with FG.

COVID-19

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

14.
Capital Program

In May 2016, the Company implemented a capital return program that included a stock repurchase program and a quarterly dividend.  Under the program, the Company’s Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In June 2017, the Board of Directors approved an increase in the Company’s capital return program, authorizing the repurchase of 500,000 shares of the Company’s common stock in addition to the 500,000 shares originally authorized, for a total repurchase authorization of one million shares, pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The repurchase program was completed in April 2020.

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

Pursuant to the capital return program, during 2020, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.02 per share on March 2, June 10, September 14 and December 9. The dividends were payable to stockholders of record as of March 31, 2020, July 6, 2020, October 5, 2020 and January 4, 2021, respectively. These dividends were paid on April 13, 2020, July 20, 2020, October 19, 2020 and January 19, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2020. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, and concluded that our internal control over financial reporting was effective as of December 31, 2020. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 9B. Other Information

On March 2, 2021, Lewis M. Johnson, a member of the Board of Directors, notified the Company of his intention to resign from the Company’s Board of Directors, effective immediately. Mr. Johnson was not a member of any of the standing committees of the Board of Directors. Mr. Johnson did not advise the Company of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

The disclosure of delinquent filers under Section 16(a) of the Exchange Act, if any, will be contained in the “Miscellaneous—Delinquent Section 16(a) Reports” section of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

We have a separately-designated standing audit committee. Information about our audit committee and the audit committee financial expert will be contained in the “Corporate Governance—Meetings and Committees of the Board of Directors” section of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the “Executive Compensation,” “Summary Compensation Table for 2019-2020,” “Outstanding Equity Awards at 2020 Fiscal Year-End,” “Retirement Benefits for 2019,” “Potential Payments Upon Termination or in Connection With a Change of Control,” “Director Compensation for 2020” and “Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee” sections of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” sections of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

(b)
Exhibits:

Number	Exhibit
2.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
4.1	Description of the Company’s Registered Securities*
4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
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
10.9+
Form of Non-Employee Director Restricted Share Unit Agreement under the 2017 Incentive Compensation Plan (September 2018) (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.10+
Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.11+
Form of Restricted Share Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.12+
Form of Restricted Stock Unit Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.13+
Relocation Agreement, dated December 31, 2019, between the Company and Henry R. (Randy) Willis (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.14+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.15+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.16+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Randy Willis (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.17+
Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and James R. Holthaus (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.18+
First Amendment, approved October 30, 2019, to Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and James R. Holthaus (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2019)

10.19+
Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 4, 2020)

10.20
Credit Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.21
Line of Credit Note, executed as of January 30, 2020, by BK Technologies, Inc., as borrower, for the benefit of JPMorgan Chase Bank, N.A., as lender (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.22
Continuing Guaranty, executed as of January 30, 2020, by and among JPMorgan Chase Bank, N.A., as lender, and BK Technologies Corporation and RELM Communications, Inc., as guarantors (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.23
Continuing Security Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as pledgor (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 30, 2020)

21	Subsidiaries of the Company*
23.1	Consent of Moore Stephens Lovelace, P.A. (relating to the Company’s Registration Statements on Form S-3 (Registration No. 333-218765 and Registration No. 333-147354)*
24	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*

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

SIGNATURE	TITLE	DATE

/s/ John W. Struble John W. Struble	Chairman of the Board	March 3, 2021

/s/ Timothy A. Vitou Timothy A. Vitou	President (Principal Executive Officer)	March 3, 2021

/s/ William P. Kelly William P. Kelly	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2021

/s/ D. Kyle Cerminara D. Kyle Cerminara	Director	March 3, 2021

/s/ Michael R. Dill Michael R. Dill	Director	March 3, 2021

/s/ Charles T. Lanktree Charles T. Lanktree	Director	March 3, 2021

/s/ E. Gray Payne E. Gray Payne	Director	March 3, 2021