Form 10-K/A
period 2020-12-31
BK Technologies Corp
filed 2021-04-26
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A
Amendment No. 1
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, based on the closing price of such stock on the NYSE American on such date, was $17,141,876. As of April 23, 2021, 12,536,471 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

Explanatory Paragraph

On March 3, 2021, BK Technologies Corporation (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Report” or “Form 10-K”). This Amendment No. 1 (this “Amendment”) updates Part III of the Report to contain certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

As described in Part I, Item 1 of the Report, on March 28, 2019, we implemented a holding company reorganization (the “Reorganization”). The Reorganization created a new holding company, BK Technologies Corporation, which became the new parent company of BK Technologies, Inc. BK Technologies Corporation’s only significant assets are the outstanding equity interests in BK Technologies, Inc. and any other future subsidiaries of BK Technologies Corporation. The Reorganization was intended to create a more efficient corporate structure and increase operational flexibility.

For the purpose of this Amendment, references to “BK Technologies,” the “Company,” “we,” “us,” or our management or business at any period prior to the Reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries, and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s board of directors (the “Board” or the “Board of Directors”). Each director is entitled to serve until the 2021 annual meeting of stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age of each director is reported as of April 23, 2021.

Name and Year First Elected	Age	Position
John W. Struble (2017)	44	Chairman of the Board
D. Kyle Cerminara (2015)	43	Director
Michael R. Dill (2017)	56	Director
Charles T. Lanktree (2017)	71	Director
E. Gray Payne (2017)	73	Director

The business experience of each director is set forth below as of April 23, 2021.

John W. Struble was appointed to the Board of Directors in March 2017 and as Chairman of the Board in April 2020. Mr. Struble has served as consultant to Fundamental Global Management, LLC, an affiliate of Fundamental Global, which provides services related to the day-to-day management of certain of Fundamental Global’s portfolio companies and affiliates, since April 2020. From December 2013 to March 2020, Mr. Struble served as Chief Financial Officer of IntraPac International LLC, a specialty packaging manufacturing company owned by private equity investment firm Onex Corporation (TSX: ONEX), where he was responsible for the finance, information technology and human resources functions. From May 2012 to December 2013, he served as Corporate Controller and Treasurer of IntraPac. From May 2010 to May 2012, he served as Corporate Controller (Operations) of Euramax International, Inc., where he was responsible for the accounting and finance functions for the North American operations. Euramax produces aluminum, steel, vinyl and fiberglass products for original equipment manufacturers, distributors, contractors, and home centers in North America and Europe. Prior to that, he was Controller of Rock-Tenn Company from December 2008 to February 2010. Mr. Struble is a Certified Public Accountant. He received an MBA from the University of Georgia and a B.S. in Business Administration from the State University of New York at Buffalo.

D. Kyle Cerminara was appointed to the Board of Directors in July 2015 and served as Chairman of the Board from March 2017 until April 2020. Mr. Cerminara over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012 and serves as its chief executive officer. In July 2020, Mr. Cerminara began serving as director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company that has entered into a definitive business combination agreement with Opportunity Financial.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, including Aldel Financial, Inc. (NYSE: ADF.U), a special purpose acquisition company focused on merging with a company that is exiting a restructuring process or that has transient current ownership, since April 2021, FG Financial Group, Inc. (Nasdaq: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance and investment management holding company, since December 2016, GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, since June 2016, Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the entertainment and retail markets, since February 2015, and Firefly Systems Inc., a venture- backed digital advertising company, since August 2020.

Mr. Cerminara was appointed chairman of FG Financial Group, Inc. in May 2018 and served as its principal executive officer from March 2020 to June 2020. He was also appointed chairman of GreenFirst Forest Products Inc. in June 2018. Mr. Cerminara has served as the chairman of Ballantyne Strong, Inc. since May 2015. He also previously served as its chief executive officer from November 2015 through April 2020. He also served on the board of directors of Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (Nasdaq: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; and Magnetek, Inc., a publicly-traded manufacturer, in 2015. He previously served on the board of directors of blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company from July 2016 to March 2021. Previously, Mr. Cerminara served as the co-chief investment officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

Prior to these roles, Mr. Cerminara was a portfolio manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a director and sector head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a portfolio manager and director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a vice president, associate portfolio manager and analyst at T. Rowe Price (Nasdaq: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation.

Michael R. Dill was appointed to the Board of Directors in March 2017. Mr. Dill has served as President, Americas West, and previously as Vice President and General Manager, of GKN Aerospace Engine Systems North America, a designer and manufacturer of aerospace engine components, since April 2017. Mr. Dill previously served as President of the Aerospace, Power Generation and General Industrial divisions at AFGlobal Corporation, a privately-held, integrated technology and manufacturing company, from August 2014 to April 2017. Prior to joining AFGlobal, Mr. Dill held various positions in the Aerospace and Defense division of CIRCOR International (NYSE: CIR), a publicly-traded global manufacturer of highly engineered environment products, including serving as Group Vice President from 2009 to 2014, Vice President of Business Development and Strategy from 2010 to 2011 and Director of Continuous Improvement from 2009 to 2011. From 2007 to 2009, he served as a Business Unit Director and Facility Leader within the aerospace group of Parker Hannifin Corporation (NYSE: PH), a publicly-traded diversified manufacturer of motion and control technologies and systems. Before joining Parker Hannifin Corporation, he held various positions with Shaw Aero Devices, Inc., a producer of aerospace components and equipment, from 1996 to 2007, and Milliken and Company, a manufacturing company, from 1988 to 1996. Mr. Dill received a B.S. in Management from the Georgia Institute of Technology.

Charles T. Lanktree was appointed to the Board of Directors in March 2017. Mr. Lanktree has served as Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs, since 2012 and also served as its President from 2012 to 2018. Since 1997, Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree currently serves on the board of directors of Eggland’s Best, Inc. and several of its affiliates and on the board of directors of Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. From 2010 to 2013, he served on the board of directors of Eurofresh Foods, Inc., a privately-held company, and, from 2004 to 2013, he was on the board of directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company and BeechNut Foods Corporation. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s College. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977.

E. Gray Payne was appointed to the Board of Directors in January 2017. Since December 2011, General Payne has provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. General Payne previously served as Senior Vice President of The Columbia Group (“TCG”), from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013), with combined annual revenue of approximately $30 million. TCG is a federal consulting firm working with the Department of Defense, Department of Homeland Security, NOAA and private clients. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the board of directors of FG Financial Group, Inc. (Nasdaq: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which intends to operate as a diversified reinsurance, investment management and real estate holding company (since May 2018), and on the following non-profit boards: VetCV (since December 2017) and National Wildlife Refuge Association (since June 2018). He previously served on the board of governors of the Marine Corps Association and the board of directors of the Marine Corps Association Foundation. He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College.

EXECUTIVE OFFICERS

Set forth below is certain information regarding our executive officers as of April 23, 2021. Each executive officer serves at the discretion of the Board of Directors.

Name	Age	Position
Timothy A. Vitou	64	President
William P. Kelly	64	Executive Vice President, Chief Financial Officer and Secretary
Henry R. (Randy) Willis	62	Chief Operating Officer
Branko Avanic, Ph.D.	60	Chief Technology Officer

Timothy A. Vitou has been our President since January 17, 2017. He previously served as the Company’s Senior Vice President of Sales and Marketing since May 2008. Prior to that, he served as Vice President of Sales for Mobility Electronics, Inc., from August 2006 to May 2007, Senior Director of Global Go-To-Market, for Motorola Solutions, Inc., from April 2002 to April 2006, and General Manager, Americas Region, for Motorola Solutions, from April 2000 to April 2002.

William P. Kelly has been our Executive Vice President and Chief Financial Officer since July 1997, and Secretary since June 2000. From October 1995 to June 1997, he was Vice President and Chief Financial Officer of our subsidiary, RELM Communications, Inc. From January 1993 to October 1995, he was the Financial Director of Harris Corp. Semiconductor Sector.

Henry R. (Randy) Willis has been our Chief Operating Officer since March 14, 2018. He previously served as the Company’s Vice President of Operations since August 2017, overseeing all aspects of manufacturing and quality. Prior to joining the Company, he held leadership positions in manufacturing, operations, quality, supply chain, industrial engineering and program management, including founding and serving as President of Target Velocity Consulting, Inc., a “Lean/Six Sigma” firm specializing in operational improvements, from December 2009 to August 2017 and Vice President, Continuous Improvement, for CIRCOR International, Inc. (NYSE: CIR), from August 2007 to December 2009. He also served in leadership positions for Parker-Hannifin Corporation (NYSE: PH) from January 2005 to August 2007 and Honeywell International Inc. (NYSE: HON) from June 1998 to January 2005. Mr. Willis holds certifications as a Lean Master and Six Sigma Black Belt and B.S. and M.S. degrees in Industrial Technology from East Carolina University.

Branko Avanic, Ph.D., has been our Chief Technology Officer since October 30, 2019. Dr. Avanic previously served as Senior Vice President of Engineering of BK Technologies, Inc., our wholly-owned subsidiary, since August 13, 2019. Prior to joining the Company, he served in a number of roles at Motorola Solutions, Inc. (NYSE: MSI), including Director, Head Architect – Devices Engineering for several different projects from 2015 through June 2019 and a variety of other roles from 1999 to 2015. Dr. Avanic also serves as President of Ph.D. Research Group Inc. Dr. Avanic has previously served as an adjunct professor at the University of Miami and Florida Atlantic University. He received a B.S., M.S. and Ph.D. in Electrical Engineering from the University of Miami.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

CORPORATE GOVERNANCE

Section 16(a) Reporting

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

Based solely on a review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our directors, executive officers and ten percent (10%) beneficial owners were timely complied with during fiscal 2020.

Code of Ethics

The Board of Directors has adopted the Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Code of Ethics for the CEO and Senior Financial Officers (the “Code of Ethics”) containing additional specific policies. The Code of Conduct and the Code of Ethics are posted on our Internet website at www.bktechnologies.com/investor-relations and are available free of charge, upon request to Corporate Secretary, 7100 Technology Drive, West Melbourne, Florida 32904; telephone number: (321) 984-1414.

Any amendment to, or waiver from, a provision of the codes of ethics applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver, unless the rules of the NYSE American then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.

Stockholder Nominees

There have been no material changes to the procedures by which stockholders of the Company may recommend nominees to the Company’s Board of Directors.

The nominating and governance committee of the Board of Directors has adopted a policy with regard to the consideration of director candidates submitted by stockholders. This policy is set forth in the committee’s “Policy Regarding Director Candidate Recommendations Submitted by Stockholders.” The committee will only consider director candidates submitted by stockholders who satisfy the minimum qualifications prescribed by the committee for director candidates, including that a director must represent the interests of all stockholders and not serve for the purpose of favoring or advancing the interests of any particular stockholder group or other constituency.

In accordance with this policy, the nominating and governance committee will consider director candidates recommended by stockholders only where the committee has determined to not re-nominate an incumbent director. In addition, the committee will not consider any recommendation by a stockholder or an affiliated group of stockholders unless such stockholder or group of stockholders has owned at least five percent (5%) of our common stock for at least one year as of the date the recommendation is made. Any eligible stockholder (or affiliated group of stockholders) who desires to recommend a director candidate for consideration by the nominating and governance committee generally must ensure that it is received by the Company no later than 120 days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of stockholders. In the event that the date of the annual meeting of stockholders for the current year is more than 30 days following the first anniversary date of the annual meeting of stockholders for the prior year, the submission of a recommendation will be considered timely if it is submitted a reasonable time in advance of the mailing of the Company’s proxy statement for the annual meeting of stockholders for the current year.

Any such eligible stockholder (or affiliated group of stockholders) is required to submit complete information about itself and the recommended director candidate as specified in the committee’s “Procedures for Stockholders Submitting Director Candidate Recommendations” policy and as set forth in the advance notice provisions in our bylaws. Such information must include, among other things, (i) the number of our common shares beneficially owned by the recommending stockholder and the length of time such shares have been held, (ii) the name, age and experience of the director candidate, (iii) whether the director candidate owns any of our securities, (iv) whether the director candidate has a direct or indirect material interest in any transaction in which we are a participant, (v) a description of all relationships between the director candidate and the recommending stockholder, and (vi) a statement setting forth the director candidate’s qualifications. Submissions should be addressed to the nominating and governance committee care of our Corporate Secretary at our principal headquarters, 7100 Technology Drive, West Melbourne, Florida 32904. Submissions must be made by mail, courier or personal delivery. E-mail submissions will not be considered.

Copies of the policies of the nominating and corporate governance committee are available on our website at www.bktechnologies.com/investor-relations.

Audit Committee

The Board of Directors has a standing audit committee. As of December 31, 2020, the members of the audit committee of the Board of Directors were as follows:

Director	Audit Committee
Michael R. Dill	Member
Charles T. Lanktree	Member
E. Gray Payne	Chair

The Board of Directors has determined that each member of the audit committee is, and was during 2020, independent, as defined by Rule 10A-3 of the Exchange Act, and the corporate governance listing standards of the NYSE American. The Board of Directors also has determined that General Payne is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

SUMMARY EXECUTIVE COMPENSATION TABLE FOR 2019-2020

The following table provides certain summary information concerning the compensation of our named executive officers for the last two completed fiscal years ended December 31, 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy A. Vitou	2020	275,000	45,000	—	—	—	21,980(4)	341,980
President	2019	270,096	—	—	51,480	—	15,870(4)	337,446

William P. Kelly	2020	215,000	30,000	—	—	—	28,367(5)	273,367
Executive Vice President, Chief Financial Officer and Secretary	2019	212,058	—	—	34,320	—	15,480(5)	261,858

Randy Willis	2020	215,000	60,000	—	—	—	7,985(6)	282,985
Chief Operating Officer	2019	212,058	—	—	34,320	—	41,415(6)	287,793

Branko Avanic(1)	2020	235,000	75,000	—	—	—	11,477(7)	321,477
Chief Technology Officer	2019	82,808	—	—	38,070	—	853(7)	121,731
_____________

(1)
Effective October 30, 2019, Dr. Avanic, then Senior Vice President of Engineering of BK Technologies, Inc., was appointed as Chief Technology Officer of the Company, effective immediately. Dr. Avanic’s compensation for 2019 includes $48,462 in compensation received from August 13, 2019, through October 30, 2019, in his role as Senior Vice President of Engineering of BK Technologies, Inc.

(2)
On March 16, 2021, the compensation committee approved payment of cash bonuses of $45,000 to Mr. Vitou, $30,000 to Mr. Kelly, $60,000 to Mr. Willis, and $75,000 to Dr. Avanic.

(3)
The amounts in this column represent the aggregate grant date fair value of stock options granted to the Named Executive Officer computed in accordance with FASB ASC Topic 718. The value ultimately realized by the Named Executive Officer upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value. For a discussion of valuation assumptions, see Note 1 (Summary of Significant Accounting Policies) and Note 10 (Share-Based Employee Compensation) of our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2020.

On March 5, 2019, the compensation committee granted non-qualified stock options to Messrs. Vitou, Kelly and Willis to purchase 30,000, 20,000 and 20,000 shares, respectively, of the Company’s common stock, at an exercise price of $4.07 per share. On October 30, 2019, in connection with Dr. Avanic’s appointment as Chief Technology Officer, the compensation committee granted non-qualified stock options to Dr. Avanic to purchase 30,000 shares of the Company’s common stock, at an exercise price of $3.61 per share. Additional information about the stock option awards can be found below under “—Stock Option Awards.”

(4)
The amounts in this column for Mr. Vitou represent the Company’s matching contributions for fiscal 2020 and fiscal 2019 of $2,909 and $6,752, respectively, to Mr. Vitou’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2020 and fiscal 2019 of $8,495 and $9,118, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Vitou; and the Company’s payment for fiscal 2020 of $10,576 for accrued unused vacation time.

(5)
The amounts in this column for Mr. Kelly represent the Company’s matching contributions for fiscal 2020 and fiscal 2019 of $2,729 and $6,362, respectively, to Mr. Kelly’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2020 and fiscal 2019 of $8,495 and $9,118, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Kelly; and the Company’s payment for fiscal 2020 of $17,144 for accrued unused vacation time.

(6)
The amounts in this column for Mr. Willis represent the Company’s matching contribution for fiscal 2020 and fiscal 2019 of $2,729 and of $5,900, respectively, to Mr. Willis’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2020 and fiscal 2019 of $5,256 and $5,515 for long-term disability, life and health insurance premiums for the benefit of Mr. Willis. The amounts in this column also include the Company’s payment to Mr. Willis during fiscal 2019 of a one-time cash payment of $30,000 to offset potential losses incurred by Mr. Willis in connection with the sale of his house located in Charlotte, North Carolina. Mr. Willis relocated from Charlotte, North Carolina, to Brevard County, Florida, in order to be closer to the Company’s principal executive offices. The payment was made pursuant to a retention agreement entered into between the Company and Mr. Willis. See “—Named Executive Officer Appointments and Agreements—Retention Agreement” below for more information about this agreement.

(7)
The amount in this column for Dr. Avanic represents the Company’s matching contributions for fiscal 2020 and fiscal 2019 of $2,982 and $27, respectively, to Dr. Avanic’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2020 and 2019 of $8,495 and $582 for long-term disability, life and health insurance premiums for the benefit of Dr. Avanic.

Except as disclosed above, Mr. Vitou, Mr. Kelly, Mr. Willis and Dr. Avanic did not receive any other compensation during fiscal 2020 or fiscal 2019, except for perquisites and other personal benefits, of which the total aggregate value for each of them did not exceed $10,000.

Named Executive Officer Appointments and Agreements

Appointment of Chief Technology Officer

On October 30, 2019, the Board of Directors appointed Dr. Avanic as Chief Technology Officer of the Company, effective immediately. In connection with such appointment, BK Technologies, Inc. entered into an employment agreement with Dr. Avanic, executed November 5, 2019 (the “Avanic Employment Agreement”), which is described below under “Employment Agreements.”

Dr. Avanic previously served as Senior Vice President of Engineering of BK Technologies, Inc., since August 2019, pursuant to an offer letter, dated July 15, 2019 (the “Avanic Offer Letter”). The Avanic Offer Letter provided for an annual base salary of $225,000 and the opportunity to earn a bonus of up to 30% of his annual base salary, as well as eligibility to participate in the Company’s benefit plans. For his service in such role, Dr. Avanic received payments equal to $48,462. The Avanic Offer Letter also provided Dr. Avanic the opportunity to receive a stock-based grant of 20,000 shares. On October 30, 2019, as contemplated under the Avanic Offer Letter and in connection with his appointment as Chief Technology Officer, the compensation committee granted to Dr. Avanic non-qualified stock options to purchase 30,000 shares of the Company’s common stock at an exercise price of $3.61 per share under the 2017 Plan. The options have a ten-year term and will become exercisable in five equal annual installments, beginning on the first anniversary of the grant date.

Employment Agreements

On March 20, 2019, the Company entered into employment agreements with each of the following (collectively, as amended, the “March 2019 Employment Agreements” and, collectively with the Avanic Employment Agreement, the “Employment Agreements”): (i) Timothy A. Vitou, President; (ii) William P. Kelly, Executive Vice President, Chief Financial Officer and Secretary; and (iii) Randy Willis, Chief Operating Officer. Following the Reorganization, the March 2019 Employment Agreements are with BK Technologies, Inc., our wholly-owned subsidiary. The March 2019 Employment Agreements provide for an annual base salary of $275,000 for Mr. Vitou and $215,000 for each of Messrs. Kelly and Willis. The Avanic Employment Agreement provides for an annual base salary of $235,000 for Dr. Avanic.

Each Named Executive Officer is eligible for performance-based compensation in the form of an annual bonus, payable in cash or through equity in the Company, as determined by the compensation committee, and subject to the achievement of performance metrics and other criteria as determined by the compensation committee.

The Employment Agreements provide for severance payments in the event the Named Executive Officer’s employment is terminated by the Company without “cause.” Each Named Executive Officer will be entitled to an amount equal to six months (twelve months for Mr. Vitou) of his base salary in effect at the time of termination or the original base salary set forth in his respective Employment Agreement, whichever is greater.

Any severance payable to a Named Executive Officer under his Employment Agreement will be paid by the Company over a twelve-month period in accordance with the Company’s normal payroll practices and subject to applicable law. None of the Named Executive Officers will be entitled to severance payments in the event he is terminated for “cause.” For purposes of the Employment Agreements, “cause” will exist if the Named Executive Officer (i) acts dishonestly or incompetently or engages in willful misconduct in performance of his executive duties, (ii) breaches the Named Executive Officer’s fiduciary duties owed to the Company, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under his Employment Agreement.

The Named Executive Officers are also eligible to participate in the Company’s benefit plans. The Employment Agreements contain customary non-competition and non-solicitation covenants.

Retention Agreement

On December 31, 2018, we entered into a retention agreement with Mr. Willis in connection with his relocation from Charlotte, North Carolina, to Brevard County, Florida, in order to be near the Company’s principal executive offices. The agreement provided for a one-time cash payment of $30,000 from us to Mr. Willis to offset potential losses incurred by Mr. Willis in connection with the sale of his house located in Charlotte, North Carolina, which we paid to Mr. Willis in January 2019.

Pursuant to the retention agreement, if Mr. Willis’s employment with us is terminated either by Mr. Willis voluntarily (other than for “good reason”) or by us for “cause” during: (i) December 31, 2018 through August 1, 2019 (the second anniversary of August 1, 2017, his employment date), the entire relocation allowance ($30,000) provided under the agreement will be immediately repayable to us; (ii) August 2, 2019 through August 1, 2020, two-thirds of the relocation allowance ($20,000) will be immediately repayable to us; and (iii) August 2, 2020 through August 1, 2021, one-third of the relocation allowance ($10,000) will be immediately repayable to us. Any such amounts that are repayable to us may also be deducted from any amounts otherwise payable to Mr. Willis by us upon his termination. For purposes of the retention agreement, “cause” and “good reason” have the meanings set forth in the 2017 Plan.

Compensation Consultant

In 2018, the compensation committee engaged Pay Governance LLC as an independent compensation consultant to assist the committee with the review and design of our executive compensation program, including providing the committee with pay data regarding the direct compensation program for our President, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer. In connection with the committee’s engagement of the consultant, the committee solicited information from Pay Governance LLC regarding any actual or perceived conflicts of interest and to evaluate the firm’s independence. Based on the information received from the consultant, the compensation committee believes that the work Pay Governance LLC performed in 2018 did not raise a conflict of interest and that it was independent.

Base Salaries

On March 5, 2019, the compensation committee approved base salaries of $275,000, $215,000 and $215,000 to Messrs. Vitou, Kelly and Willis, respectively. On October 30, 2019, the Board of Directors approved a base salary for 2019 of $235,000 to Dr. Avanic.

Bonus Payments

2020 Discretionary Cash Bonuses

On March 16, 2021, based on management’s recommendations and the Named Executive Officers’ 2020 performance, the compensation committee approved the payment of cash bonuses of $45,000 to Mr. Vitou, $30,000 to Mr. Kelly, $60,000 to Mr. Willis, and $75,000 to Dr. Avanic.

Stock Option Awards

2019 Awards

On March 5, 2019, the compensation committee granted non-qualified stock options to Messrs. Vitou, Kelly and Willis to purchase 30,000, 20,000 and 20,000 shares, respectively, of the Company’s common stock, at an exercise price of $4.07 per share. On October 30, 2019, the compensation committee granted non-qualified stock options to Dr. Avanic to purchase 30,000 shares of the Company’s common stock, at an exercise price of $3.61 per share. The stock options have ten-year terms and become exercisable in five equal annual installments, beginning on the first anniversary of the respeective grant date. All such awards were granted pursuant to the 2017 Plan.

2017 Incentive Compensation Plan

The Company’s stockholders approved the 2017 Plan at the Company’s 2017 annual meeting of stockholders held on June 15, 2017. The 2017 Plan replaced the 2007 Incentive Compensation Plan (the “2007 Plan” and, together with the 2017 Plan, the “Equity Plans”), which had been approved by the stockholders in 2007. No new awards will be granted under the 2007 Plan.

 In connection with the Reorganization, we assumed the Equity Plans and all of the outstanding equity awards under such Equity Plans pursuant to the Omnibus Amendment to Incentive Compensation Plans, dated as of March 28, 2019 (the “Omnibus Amendment”). Each outstanding equity award assumed by us is issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Reorganization, except that all such equity awards now entitle the holder thereof to acquire our common stock.

The objective of the 2017 Plan is to provide incentives to attract and retain key employees, non-employee directors and consultants and align their interests with those of the Company’s stockholders. The 2017 Plan is administered by the compensation committee and has a term of ten years. All non-employee directors of the Company and employees and consultants of the Company and its subsidiaries designated by the committee are eligible to participate in the 2017 Plan and to receive awards, including stock options (which may be incentive stock options or non-qualified stock options), stock appreciation rights, restricted shares, RSUs, or other share-based awards and cash-based awards.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

The following table provides information with respect to outstanding stock option awards for our shares of common stock classified as exercisable and unexercisable as of December 31, 2020, for the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(8)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Timothy A. Vitou	5,000(1)	—	2.23	3/12/23
	15,000(2)	10,000	5.10	3/17/27
	6,000(3)	4,000	4.20	8/30/27
	12,000(4)	18,000	3.75	3/14/28
	6,000(6)	24,000	4.07	3/05/29

William P. Kelly	15,000(1)	—	2.23	3/12/23
	8,000(5)	2,000	3.83	2/24/26
	15,000(2)	10,000	5.10	3/17/27
	6,000(3)	4,000	4.20	8/30/27
	8,000(4)	12,000	3.75	3/14/28
	4,000(6)	16,000	4.07	3/05/29

Randy Willis	15,000(3)	10,000	4.20	8/30/27
	8,000(4)	12,000	3.75	3/14/28
	4,000(6)	16,000	4.07	3/05/29

Branko Avanic	6,000(7)	24,000	3.61	10/30/29
___________

(1)
The options were granted on March 12, 2013, and are fully vested and exercisable.

(2)
The options were granted on March 17, 2017, and vest in five equal annual installments, beginning on March 17, 2018.

(3)
The options were granted on August 30, 2017, and vest in five equal annual installments, beginning on August 30, 2018.

(4)
The options were granted on March 14, 2018, and vest in five equal annual installments, beginning on March 14, 2019.

(5)
The options were granted on February 24, 2016, and vest in five equal annual installments, beginning on February 24, 2017.

(6)
The options were granted on March 5, 2019, and vest in five equal annual installments, beginning on March 5, 2020.

(7)
The options were granted on October 30, 2019, and vest in five equal annual installments, beginning on October 30, 2020.

(8)
None of the Named Executive Officers exercised any options during fiscal 2020.

RETIREMENT BENEFITS FOR 2020

We do not have a defined benefit plan for the Named Executive Officers or other employees. The only retirement plan available to the Named Executive Officers in 2020 was the qualified 401(k) retirement plan, which is available to all employees.

POTENTIAL PAYMENTS UPON TERMINATION OR IN CONNECTION WITH A CHANGE OF CONTROL

Employment Agreements

On March 20, 2019, the Company entered into the March 2019 Employment Agreements, which, following the Reorganization, are with BK Technologies, Inc., our wholly-owned subsidiary. In addition, BK Technologies, Inc. entered into the Avanic Employment Agreement, executed November 5, 2019. The Employment Agreements provide for severance payments in the event the Named Executive Officer’s employment is terminated by the Company without “cause.” Each Named Executive Officer will be entitled to an amount equal to six months (twelve months for Mr. Vitou) of his base salary in effect at the time of termination or the original base salary set forth in his respective Employment Agreement, whichever is greater.

Any severance payable to a Named Executive Officer under his Employment Agreement will be paid by the Company over a twelve-month period in accordance with the Company’s normal payroll practices and subject to applicable law. None of the Named Executive Officers will be entitled to severance payments in the event he is terminated for “cause.” For purposes of the Employment Agreements, “cause” will exist if the Named Executive Officer (i) acts dishonestly or incompetently or engages in willful misconduct in performance of his executive duties, (ii) breaches the Named Executive Officer’s fiduciary duties owed to the Company, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under his Employment Agreement.

Equity Plans and Award Agreements

The Company’s Equity Plans and award agreements entered into with its Named Executive Officers include change in control provisions.

2017 Incentive Compensation Plan – Change in Control Provisions

Our 2017 Plan generally provides for “double-trigger” vesting of equity awards in connection with a change in control of the Company, as described below.

To the extent that outstanding awards granted under the 2017 Plan are assumed in connection with a change in control, then, except as otherwise provided in the applicable award agreement or in another written agreement with the participant, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period, with performance-based awards being converted to service-based awards at the “target” level. Vesting and exercisability (as applicable) of awards that are assumed in connection with a change in control generally would be accelerated in full on a “double-trigger” basis, if, within two years after the change in control, the participant’s employment is involuntarily terminated without cause, or by the participant for “good reason.” Any stock options or stock appreciation rights (“SARs”) that become vested on a “double-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

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

The compensation committee has the discretion to determine whether or not any outstanding awards granted under the 2017 Plan will be assumed by the resulting entity in connection with a change in control, and the compensation committee has the authority to make appropriate adjustments in connection with the assumption of any awards. The compensation committee also has the right to cancel any outstanding awards in connection with a change in control, in exchange for a payment in cash or other property (including shares of the resulting entity) in an amount equal to the excess of the fair market value of the shares subject to the award over any exercise price related to the award, including the right to cancel any “underwater” stock options and SARs without payment therefor.

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

Whether a participant’s employment has been terminated for “cause” will be determined by the compensation committee. Unless otherwise provided in the applicable award agreement or in another written agreement with the participant, “cause,” as a reason for termination of a participant’s employment, generally includes (a) the participant’s failure to perform, in a reasonable manner, his or her assigned duties; (b) the participant’s violation or breach of his or her employment agreement, consulting agreement or other similar agreement; (c) the participant’s violation or breach of any non-competition, non-solicitation, non-disclosure and/or other similar agreement; (d) any act of dishonesty or bad faith by the participant with respect to the Company or a subsidiary; (e) the participant’s breach of fiduciary duties owed to the Company; (f) the use of alcohol, drugs or other similar substances in a manner that adversely affects the participant’s work performance; or (g) the participant’s commission of any act, misdemeanor, or crime reflecting unfavorably upon the participant or the Company or any subsidiary.

For purposes of the 2017 Plan, unless otherwise provided in the applicable award agreement or in another written agreement with the participant, “good reason” generally includes (a) the assignment to the participant of any duties that are inconsistent in any material respect with his or her duties or responsibilities as previously assigned by the Company or a subsidiary, or any other action by the Company or a subsidiary that results in a material diminution of the participant’s duties or responsibilities, other than any action that is remedied by the Company or a subsidiary promptly after receipt of notice from the participant; or (b) any material failure by the Company or a subsidiary to comply with its obligations to the participant as agreed upon, other than an isolated, insubstantial and inadvertent failure which is remedied by the Company or subsidiary promptly after receipt of notice from the participant.

Except as described above with respect to a change in control, unexercisable stock options generally become forfeited upon termination of employment. The stock options that are exercisable at the time of termination of employment expire (a) twelve months after the termination of employment by reason of death or disability or (b) three months after the termination of employment for other reasons. With respect to unvested restricted shares and RSUs, unless otherwise provided in the applicable award agreement, the compensation committee, in its sole discretion, may provide for the full or partial acceleration of vesting of the restricted shares or RSUs, as applicable, in connection with the termination of the grantee’s employment for any reason prior to a vesting date, including, but not limited to, termination of employment as a result of the grantee’s death or disability. Unless action is otherwise taken by the compensation committee, any restricted shares or RSUs that have not yet vested will be forfeited automatically in the event of the termination of the grantee’s employment for any reason prior to a vesting date.

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

2007 Incentive Compensation Plan – Change in Control Provisions

Our 2007 Plan, under which some equity awards remain outstanding, also contains provisions providing for the vesting of equity awards in connection with a change in control of the Company, as described below.

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

DIRECTOR COMPENSATION FOR 2020

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

Under the program, each non-employee director receives an annual retainer fee of $50,000, payable in quarterly cash installments. Each non-employee director also receives an annual grant of RSUs with a value of $40,000 pursuant to the 2017 Plan. Each RSU represents a contingent right to receive one share of our common stock. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date, subject to the recipient’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company.

In addition, the director compensation program provides for an additional annual cash retainer of $3,000, payable in quarterly cash installments, for each Board committee served on, or an additional annual cash retainer of $10,000, payable in quarterly cash installments, per committee for service as committee chairman. On April 27, 2020, the compensation committee approved an additional cash retainer of $75,000 for the Chairman of the Board, payable in quarterly cash installments. All non-employee directors are entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board and any committee thereof on which they serve. If a non-employee director does not serve on the Board or a Board committee, or as Chairman or as a Board committee chairman, for the full year, the Board and any applicable Board committee, Board Chairman, and any Board committee chairman retainers are prorated for the portion of the year served. If a non-employee director joins the Board after the grant of RSUs for that year, the non-employee director’s grant of RSUs will be prorated for the portion of the year to be served.

Our 2017 Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

The following table shows the compensation paid to our non-employee directors for fiscal 2020:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
John W. Struble(2)	111,000	40,000	151,000
D. Kyle Cerminara(2)	68,750	40,000	108,750
Michael R. Dill(2)	66,750	40,000	106,750
Charles T. Lanktree(2)(3)	70,750	40,000	110,750
E. Gray Payne(2)(3)	87,750	40,000	127,750
Lewis M. Johnson(2)(4)	68,750	40,000	108,750
Ryan R.K. Turner(2)(5)	14,000	—	14,000
_________________

(1)
Stock awards represent the aggregate grant date fair value of 13,157 RSUs granted on August 24, 2020, to each of the non-employee directors (excluding Mr. Turner who resigned from the Board on April 24, 2020). The RSUs were granted pursuant to the 2017 Plan and represent a portion of the compensation payable to our non-employee directors, as described above. Each RSU represents a contingent right to receive one share of our common stock. The RSUs vest in full in five equal annual installments, beginning on the first anniversary of the grant date, subject to the director’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs shall vest in full as of the director’s last date of service as a director of the Company. In addition, the 2017 Plan and the RSU award agreements grant the compensation committee the discretion to accelerate vesting of the RSUs upon the occurrence of a “change in control” (as defined under the 2017 Plan) or in connection with the termination of the director’s service for any reason prior to the vesting date.

The amounts shown represent the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718 “Compensation-Stock Compensation” (“FASB ASC Topic 718”). For a discussion of valuation assumptions, see Note 1 (Summary of Significant Accounting Policies) and Note 10 (Share-Based Employee Compensation) of our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2020.

(2)
The aggregate number of option and stock awards outstanding (including exercised and unexercised stock options and unvested RSUs) as of December 31, 2020, for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
John W. Struble	—	24,505RSUs
D. Kyle Cerminara	5,000 (all exercisable)	24,505 RSUs
Michael R. Dill	—	24,505 RSUs
Charles T. Lanktree	—	24,505 RSUs
E. Gray Payne	5,000 (all exercisable)	24,505 RSUs
Lewis M. Johnson	5,000 (all exercisable)	24,505 RSUs
Ryan R.K. Turner	—	—

The 24,506 RSUs outstanding for each director listed above as of December 31, 2020 include 3,037 RSUs remaining pursuant to a grant made on September 6, 2018 (not including 2,026 RSUs that vested prior to December 31, 2020), 8,311 RSUs granted on September 6, 2019 (not including 2,078 RSUs that vested prior to December 31, 2020) and 13,157 RSUs remaining pursuant to a grant made on August 24, 2020. Such RSUs vest in full in five equal annual installments, beginning on the first anniversary of the respective grant date, in each case subject to the director’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board of directors for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. See footnote 1 above for more information.

(3)
Amount includes fees ($13,250 for Mr. Lanktree and $16,500 for General Payne) earned for Board and committee service in the fourth quarter of fiscal 2019 that were paid in January 2020.

(4)
On March 2, 2021, Lewis M. Johnson resigned from the Board, effective immediately. On the same day, the compensation committee approved the accelerated vesting of all of his outstanding RSUs as of that date.

(5)
On April 24, 2020, Mr. Turner resigned from the Board, effective immediately. On the same day, the compensation committee approved the accelerated vesting of all of his outstanding RSUs as of that date.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Dill (Chair), Lanktree, and General Payne, none of whom has been at any time an executive officer or employee of the Company, or has any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves, or in the past has served, on the board of directors, or as a member of the compensation committee (or other committee performing an equivalent function) of the board of directors of any entity that has one or more executive officers who serve as members of our Board of Directors or Compensation Committee.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed the executive compensation, as disclosed above, with management. Based on this review and those discussions, the Compensation Committee recommended that the executive compensation be included in this report.

Compensation Committee

Michael R. Dill (Chair)
Charles T. Lanktree
E. Gray Payne
April 23, 2021

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

 The table below sets forth information regarding the beneficial ownership of our common stock as of April 23, 2021, by the following individuals or groups:

●
each person who is known by us to own beneficially more than 5% of our common stock;

●
each of our directors;

●
each of our named executive officers identified in the “Summary Compensation Table For 2019-2020” appearing in this report (the “Named Executive Officers”); and

●
all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock that are subject to our stock options that are presently exercisable or exercisable within 60 days of April 23, 2021, as well as shares of common stock issuable within 60 days of April 23, 2021, upon vesting of restricted stock units (“RSUs”), are deemed to be outstanding and beneficially owned by the person holding the stock options or RSUs, as applicable, for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Unless indicated otherwise below, the address of our directors and executive officers is c/o BK Technologies Corporation, 7100 Technology Drive, West Melbourne, Florida 32904. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of April 23, 2021, we had outstanding12,536,471 shares of our common stock.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Beneficial Owners of More Than 5% of Our Common Stock:
Fundamental Global Investors, LLC	3,394,383(1)	27.08%
D. Kyle Cerminara, Director	3,394,383(1)(2)(6)(9)	27.08%
Benchmark Capital Advisors	1,526,473(3)	12.18%
Donald F.U. Goebert	1,264,508(4)	10.09%
Renaissance Technologies LLC	705,583(5)	5.63%

Directors and Named Executive Officers (not otherwise included above):
Timothy A. Vitou, President	93,500(6)(9)	*
William P. Kelly, Executive Vice President and Chief Financial Officer	97,827(6)(7)(9)	*
Randy Willis, Chief Operating Officer	35,000(6)(9)	*
Branko Avanic, Chief Technology Officer	6,000(6)(9)	*
Michael R. Dill, Director	15,062(9)	*
Charles T. Lanktree, Director	22,764(8)(9)	*
E. Gray Payne, Director	20,062(6)(9)	*
John W. Struble, Director and Chairman of the Board	15,062 (9)	*

All current directors and executive officers as a group (9 persons)	3,699,660(9)	29.51%
______________
*Less than 1%

(1)
The amount shown and the following information is derived from a Form 4 filed by Fundamental Global Investors, LLC (“Fundamental Global”) and its affiliates on September 14, 2020. Fundamental Global is deemed to beneficially own the shares disclosed as directly owned by certain of its affiliates. In addition, D. Kyle Cerminara, a member of our Board, and affiliate of Fundamental Global, holds an additional 20,062 shares of common stock (including exercisable options), which increases the total number of shares beneficially owned by Fundamental Global to 3,394,383, or 27.08% of outstanding shares. Fundamental Global has shared voting and dispositive power with respect to all such shares. Fundamental Global, on behalf of the funds managed by it, has entered into a stock trading plan in accordance with Rule 10b5-1 (the “10b5-1 Plan”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purchase of up to 1.0 million shares of the Company’s common stock. The 10b5-1 Plan became effective on April 2, 2020 and terminated on April 2, 2021. Transactions under the 10b5-1 Plan are reported to the SEC in accordance with applicable securities laws, rules and regulations. Fundamental Global’s business address is 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209.

(2)
Mr. Cerminara is the Chief Executive Officer, Co-Founder and Partner of Fundamental Global. Due to his positions with Fundamental Global, Mr. Cerminara is deemed to beneficially own the 3,374,321 shares disclosed as directly owned by certain affiliates of Fundamental Global. Mr. Cerminara expressly disclaims beneficial ownership of these shares. The business addresses for Mr. Cerminara are c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; c/o Ballantyne Strong, Inc., 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209; and 131 Plantation Ridge Drive, Suite 100, Mooresville, North Carolina 28117.

(3)
The amount shown and the following information is derived from a Schedule 13G/A filed by Benchmark Capital Advisors (“Benchmark”) on April 27, 2018. According to the Schedule 13G/A, Benchmark beneficially owns 1,526,473 shares, and has sole voting and dispositive power with respect to 933,924 of these shares and shared voting and dispositive power with respect to 592,549 of these shares. Benchmark’s business address is 14 Wall Street, Suite 2087, New York, New York 10005.

(4)
The amount shown is based on Mr. Goebert’s Form 4 filed on December 30, 2016, plus 6,225 shares acquired upon option exercises since the filing of the Form 4, and reflects the repurchase by the Company on December 12, 2018 of 200,000 shares of common stock held by Mr. Goebert. Mr. Goebert’s primary address is 3382 Harbor Road S., Tequesta, Florida 33469.

(5)
The amount shown and the following information is derived from a Schedule 13G/A filed by Renaissance Technologies LLC (“RTC”) on February 11, 2021. According to the Schedule 13G/A, RTC beneficially owns 705,583 shares, over which it has sole voting and dispositive power. Renaissance Technologies Holdings Corporation (“RTHC”) may also be deemed to beneficially own, and have sole voting and dispositive power over, such shares, due to its majority ownership of RTC. The principal business address of both RTC and RTHC is 800 Third Avenue, New York, New York 10022.

(6)
Share ownership of the following persons includes options to purchase our common shares presently exercisable or exercisable within 60 days of April 23, 2021, as follows: for Mr. Cerminara – 10,000 shares; for Mr. Johnson – 5,000 shares; for Mr. Vitou – 61,000 shares; for Mr. Kelly – 67,000 shares; for Mr. Willis – 35,000 shares; for Dr. Avanic – 6,000 shares; and for General Payne – 5,000 shares.

(7)
Includes 26,827 shares held jointly by Mr. Kelly with his wife.

(8)
Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree.

(9)
Includes 3,374,321 shares reported as beneficially owned by Fundamental Global, of which Mr. Cerminara is deemed to have beneficial ownership by virtue of his position with Fundamental Global. Includes 26,827 shares held jointly by Mr. Kelly with his wife. Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Includes options to purchase common shares presently exercisable or exercisable within 60 days of April 23, 2021, as follows: for Mr. Cerminara – 10,000 shares; for Mr. Johnson – 5,000 shares; for Mr. Vitou – 61,000 shares; for Mr. Kelly – 71,000 shares; for Mr. Willis – 35,000 shares; for Dr. Avanic – 6,000 shares; and for General Payne – 5,000 shares.

The following options are not reflected in the table, as they are not presently exercisable or exercisable within 60 days of April 23, 2021: options to purchase 39,000 common shares held by Mr. Vitou; options to purchase 29,000 common shares held by Mr. Kelly; options to purchase 30,000 shares held by Mr. Willis; and options to purchase 24,000 common shares held by Dr. Avanic.

The table also does not include the following RSUs held by each of Messrs. Cerminara, Johnson, Dill, Lanktree, Struble, Turner, and General Payne: 3,037 RSUs remaining pursuant to a grant made on September 6, 2018 (not including 1,013 RSUs that vested as of September 6, 2019 and 1,013 RSUs that vested as of September 6, 2020); 8,311 RSUs granted on September 6, 2019 (not including 2,078 RSUs that vested as of September 6, 2020); and 13,245 RSUs granted on August 24, 2020. The RSUs vest in five equal annual installments, beginning on the first anniversary of the respective grant date, in each case subject to the director’s continued service as a director of the Company through such date. All RSUs were granted under the Company’s 2017 Incentive Compensation Plan (the “2017 Plan”). Each RSU represents a contingent right to receive one share of common stock of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2020, with respect to our 2017 Plan, under which our common stock is authorized for issuance, and the 2007 Plan. Our stockholders approved the 2017 Plan at the 2017 annual stockholders’ meeting. On December 31, 2020, 388,035 shares of our common stock were available for issuance under the 2017 Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	611,965	$3.96	388,035
Equity compensation plans not approved by security holders	—	—	—
Total	611,965	$3.96	388,035

(1)
Includes 461,965 shares issuable upon the exercise or vesting of awards (including stock options and restricted stock units) outstanding under the 2017 Plan and 150,000 shares issuable upon the exercise of awards outstanding under the 2007 Plan.

(2)
Represents shares available for issuance under the 2017 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Any transaction with a related person is subject to our written policy for transactions with related persons, which is available on our website at www.bktechnologies.com/investor-relations. The audit committee is responsible for applying this policy. As set forth in the policy, the audit committee reviews the material facts of the transaction and considers, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The policy also prohibits our directors from participating in any discussion or approval of any interested transaction for which he is a related person, except that the director is required to provide all material information concerning the transaction to the committee.

If a transaction with a related party will be ongoing, the audit committee will establish guidelines for our management to follow in our ongoing relationships with the related person, will review and assess ongoing relationships with the related person to determine if such relationships are in compliance with the audit committee’s guidelines, and, based on all the relevant facts and circumstances, will determine if it is in the best interests of us and our stockholders to continue, modify or terminate any such interested transaction.

The policy provides exceptions for certain transactions, including (i) those involving compensation paid to a director or executive officer required to be reported in the Company’s proxy statement, (ii) transactions with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $500,000 or two percent (2%) of that company’s total annual revenues, (iii) certain charitable contributions, (iv) transactions where all of our stockholders receive proportional benefits, (v) transactions involving competitive bids, (vi) certain regulated transactions, and (vii) certain banking-related services.

Except as set forth below, during 2020 and 2019, we did not have any transactions with related persons that were reportable under Item 404 of Regulation S-K, and we do not have any transactions with related persons currently proposed for 2020 that are reportable under Item 404 of Regulation S-K.

Fundamental Global Investors, LLC

Fundamental Global, together with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, a member of our Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global. In addition, Mr. Struble, Chairman of the Board, serves as a consultant to Fundamental Global Management, LLC, an affiliate of Fundamental Global. The funds managed by Fundamental Global, including the funds that directly own shares of our common stock, have agreed to indemnify Fundamental Global and its principals, including Mr. Cerminara, or any other person designated by Fundamental Global, for claims arising from Mr. Cerminara’s service on our Board of Directors, provided that a fund’s indemnity obligations are secondary to any obligations we may have with respect to Mr. Cerminara’s service on our Board of Directors.

In addition, we have an investment in a limited partnership, FGI 1347 Holdings, LP, of which we are the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities using a portion of the proceeds from our previously successful investment in Iteris, Inc. (Nasdaq: ITI), which was liquidated for a substantial gain. Affiliates of Fundamental Global serve as the general partner and investment manager of FGI 1347 Holdings, LP. During 2020, FGI 1347 Holdings, LP incurred total expenses of $81,428 related to audit, legal and other professional services that were paid by the limited partnership directly to the third-parties for services rendered on behalf of the limited partnership. Fundamental Global has not received any management fees or performance fees for its services to the limited partnership. Principals of Fundamental Global serve on the board of directors of portfolio companies and receive compensation for their service.

DIRECTOR INDEPENDENCE

The NYSE American corporate governance listing standards provide that the Company, as a smaller reporting company, may have a board of directors consisting of at least fifty percent (50%) independent directors. Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the independence requirements of the NYSE American corporate governance listing standards and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors reviews a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies of which our Board members are directors or executive officers. The Board of Directors reviewed the various factors described above in April 2021, including an evaluation of the holdings of Fundamental Global, one of our most significant stockholders, and Mr. Cerminara’s positions as its Chief Executive Officer, Co-Founder and Partner, as well as Mr. Struble’s role as consultant to Fundamental Global Management, LLC, and our investment in FG Financial Group, Inc. (Nasdaq: FGF), through our investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner. Pursuant to such evaluation, the Board of Directors determined that Messrs. Dill, Lanktree, and General Payne were “independent” directors within the independence requirements of the NYSE American corporate governance listing standards and all applicable rules and regulations of the SEC. All Board committee members during 2020 were, and all current Board committee members are, independent for the purpose of the committees on which they served or serve.

Independent members of our Board of Directors meet in executive session without the presence of non-independent directors and management, and are scheduled to do so at least once per year.

Item 14.  Principal Accounting Fees and Services

MSL, an independent registered public accounting firm, audited our financial statements for fiscal 2020 and fiscal 2019. We had no disagreements with MSL on accounting and financial disclosures. MSL’s work on our audit for fiscal 2020 was performed by full time, permanent employees and partners of MSL.

MSL has served as our independent registered public accounting firm since November 2015. The rules of the SEC require us to disclose fees billed by our independent registered public accounting firm for services rendered to us for each of the years ended December 31, 2020 and 2019. The following table represents aggregate fees billed for the fiscal years ended December 31, 2020 and 2019 by MSL.

Fees(1)(2)(3)(4)	2020	2019
Audit Fees	$152,500	$142,040
Audited-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$152,500	$142,040

(1)
For 2020 and 2019, includes fees paid to MSL for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2020 and 2019 and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30 in each of those years. For 2020, also includes fees related to services rendered in connection with issuance of a consent related to our registration statement on Form S-3 filed in December 2020. For 2019, also includes fees related to services rendered in connection with issuance of a consent related to our registration statements on Form S-8.

(2)
No audit-related services were performed for us by MSL in 2020 or 2019. Audit-related services include assurance and related services that are related to the performance of the audit or review of our financial statements.

(3)
No tax services were performed for us by MSL in 2020 or 2019. Tax services include tax compliance, tax advice and tax planning.

(4)
No other services were performed for us by MSL in 2020 or 2019.

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to us by our independent registered public accounting firm, MSL. The policy requires that all services to be provided by MSL, including audit services and permitted audit-related and non-audit services, must be pre-approved by the audit committee. The audit committee approved all audit services provided by MSL to us during 2020. MSL did not provide any audit-related or non-audit services to us during 2020. The audit committee has determined that the provision of the services by MSL reported hereunder had no impact on its independence.

PART IV

  Item 15. Exhibits and Financial Statement Schedules

No.	Item
31.1†	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BK TECHNOLOGIES CORPORATION

By:	/s/ Timothy A. Vitou
Timothy A. Vitou
President

Date:	April 26, 2021