Form 10-Q
period 2021-03-31
BK Technologies Corp
filed 2021-05-13
CIK 2186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 12,536,471 shares of common stock, $0.60 par value, of the registrant outstanding at May 7, 2021.

i

PART I - FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,363	$6,826
Trade accounts receivable, net	4,566	6,466
Inventories, net	10,511	9,441
Prepaid expenses and other current assets	1,821	1,878
Total current assets	23,261	24,611

Property, plant and equipment, net	4,299	3,566
Right-of-use (ROU) asset	2,689	2,887
Investment in securities	2,219	2,014
Deferred tax assets, net	4,300	4,300
Other assets	118	112
Total assets	$36,886	$37,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,418	$5,119
Accrued compensation and related taxes	1,320	1,635
Accrued warranty expense	718	791
Accrued other expenses and other current liabilities	162	307
Dividends payable	251	250
Short-term lease liability	418	525
Credit facility	800	—
Note payable-current portion	82	82
Deferred revenue	847	757
Total current liabilities	10,016	9,466

Note payable, net of current portion	226	247
Long-term lease liability	2,607	2,702
Deferred revenue	2,323	2,551
Total liabilities	15,172	14,966
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; non-issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 13,986,871 and 13,962,366 issued and 12,536,471 and 12,511,966 outstanding shares at March 31, 2021 and December 31, 2020, respectively	8,392	8,377
Additional paid-in capital	26,466	26,346
Accumulated deficit	(7,742)	(6,797)
Treasury stock, at cost, 1,450,400 shares at March 31, 2021, and December 31, 2020, respectively	(5,402)	(5,402)
Total stockholders’ equity	21,714	22,524
Total liabilities and stockholders’ equity	$36,886	$37,490

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Sales, net	$8,564	$10,889
Expenses
Cost of products	5,468	6,994
Selling, general and administrative	3,973	4,743
Total expenses	9,441	11,737

Operating loss	(877)	(848)

Other (expense) income:
Net interest (expense) income	(4)	9
Gain (loss) on investment in securities	205	(306)
Other expense	(18)	(47)
Total other income (expense)	183	(344)

Loss before income taxes	(694)	(1,192)

Income tax benefit	—	—

Net loss	$(694)	$(1,192)

Net loss per share-basic and diluted:	$(0.06)	$(0.09)
Weighted average shares outstanding-basic and diluted	12,517,412	12,555,108

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating activities
Net loss	$(694)	$(1,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventories allowances	289	38
Depreciation and amortization	298	320
Share-based compensation expense-stock options	32	30
Share-based compensation expense-restricted stock units	103	21
(Gain) loss on investment in securities	(205)	306
Changes in operating assets and liabilities:
Trade accounts receivable	1,900	(626)
Inventories	(1,359)	2,538
Prepaid expenses and other current assets	57	(69)
Other assets	(6)	28
Lease liability	(4)	23
Accounts payable	299	(474)
Accrued compensation and related taxes	(315)	(226)
Accrued warranty expense	(73)	(149)
Deferred revenue	(138)	424
Accrued other expenses and other current liabilities	(145)	(77)
Net cash provided by operating activities	39	915

Investing activities
Purchases of property, plant, and equipment	(1,031)	(131)
Net cash used in investing activities	(1,031)	(131)

Financing activities
Cash dividends paid	(250)	(252)
Repurchase of common stock	—	(243)
Proceeds from credit facilities	800	—
Repayment of note payable	(21)	(19)
Net cash provided by (used in) financing activities	529	(514)

Net change in cash and cash equivalents	(463)	270
Cash and cash equivalents, beginning of period	6,826	4,676
Cash and cash equivalents, end of period	$6,363	$4,946

Supplemental disclosure
Cash paid for interest	$4	$5
Non-cash financing activity
Common stock issued under restricted stock units	$84	$—

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION
Notes to Condensed Consolidated Financial Statements
Unaudited
(In thousands, except share and per share data and percentages)

1.
Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal, recurring adjustments, necessary for a fair presentation, have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2020, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results for a full year.

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

The Company has an investment in FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.), made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of March 31, 2021, and December 31, 2020, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

2.
Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on March 16, 2021, to stockholders of record as of April 12, 2021. These dividends were paid on April 26, 2021.

3.
Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $4,616 and $6,516 at March 31, 2021, and December 31, 2020, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4.
Inventories, net

Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:

	March 31, 2021	December 31, 2020
Finished goods	$2,350	$1,975
Work in process	3,441	3,288
Raw materials	4,720	4,178
	$10,511	$9,441

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $809 at March 31, 2021, compared with approximately $520 at December 31, 2020.

5.
Income Taxes

The Company has not recorded income tax expense or benefit for the three months ended March 31, 2021 or 2020.

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

As of March 31, 2021, the Company’s net deferred tax assets totaled approximately $4,300 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years. The Company analyzed all positive and negative evidence to determine if, based on the weight of available evidence, it is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts, and product introductions, as well as historical operating results and certain tax planning strategies.

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $98. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2021.

6.
Investment in Securities

1347 LP

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP (“1347 LP”), was established for the purpose of investing in securities.

Affiliates of Fundamental Global Investors, LLC (“FG”), serve as the general partner and the investment manager of 1347 LP, and the Company is the sole limited partner. As the sole limited partner, the Company is entitled to 100% of net assets held by 1347 LP, and the Company is the sole limited partner. As the sole limited partner, the Company is entitled to 100% of net assets held by 1347 LP. The general partner of 1347 LP is entitled to reimbursement of certain costs, fees, and expenses arising in connection with 1347 LP's operation, as provided by the partnership agreement, upon approval by the Company's Board of Directors.

FG Financial Group

As of March 31, 2021, the Company indirectly held approximately $96 in cash and 477,282 shares of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) (“FGF”), with fair value of $2,219, through an investment in 1347 LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three months ended March 31, 2021, the Company recognized an unrealized gain on the investment of approximately $205, compared with an unrealized loss of $306 for the same period last year. There have been no costs, fees, and expenses paid to the general partner or its affiliats for any periods, including the three months ended March 31, 2021 and 2020.

As of March 31, 2021, the Company and the affiliates of FG, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,052,734 shares of FGF’s common stock, representing approximately 62% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, a member of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7.
Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three months ended March 31, 2021 and 2020, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$(5,133)	$23,276
Share-based compensation expense-stock options	—	—	30	—	—	30
Share-based compensation expense-restricted stock units	—	—	21	—	—	21
Dividends declared ($0.02 per share)	—	—	—	(250)	—	(250)
Net loss	—	—	—	(1,192)	—	(1,192)
Repurchase of common stock	—	—	—	—	(243)	(243)
Balance at March 31, 2020	13,929,381	$8,357	$26,146	$(7,485)	$(5,376)	$21,642

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2020	13,962,366	$8,377	$26,346	$(6,797)	$(5,402)	$22,524
Common stock issued under restricted stock units	24,505	15	(15)	—	—	—
Share-based compensation expense-stock options	—	—	32	—	—	32
Share-based compensation expense-restricted stock units	—	—	103	—	—	103
Dividends declared ($0.02 per share)	—	—	—	(251)	—	(251)
Net loss	—	—	—	(694)	—	(694)
Balance at March 31, 2021	13,986,871	$8,392	$26,466	$(7,742)	$(5,402)	$21,714

8.
Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net loss (for basic and diluted loss per share)	$(694)	$(1,192)
Denominator for basic loss per share weighted average shares	12.517,412	12,555,108
Effect of dilutive securities:
Options and restricted stock units	—	—
Denominator for diluted loss per share weighted average shares	12,517,412	12,555,108
Basic and diluted loss per share	$(0.06)	$(0.09)

Approximately 489,000 stock options and 122,533 restricted stock units for the three months ended March 31, 2021, and 448,400 stock options and 85,621 restricted stock units for the three months ended March 31, 2020, were excluded from the calculation because they were anti-dilutive.

9.
Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $32 for the three months ended March 31, 2021, compared with $30 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2021, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2021, is presented below:

As of January 1, 2021	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	489,000	3.96	7.23	1.51	20,000
Vested	185,800	4.15	5.65	1.55	20,000
Nonvested	303,200	3.84	8.20	1.49	—

Period activity
Issued	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	—	—	—	—	—

As of March 31, 2021
Outstanding	489,000	3.96	6.98	1.51	220,450
Vested	235,800	4.20	5.69	1.55	80,410
Nonvested	253,200	3.73	8.18	1.47	140,040

Restricted Stock Units

On March 4, 2021, upon the resignation of former director Lewis Johnson, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Johnson’s unvested restricted stock units granted September 6, 2018, September 6, 2019, and August 24, 2020, and issued 24,505 shares of common stock to Mr. Johnson.

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

On April 24, 2020, upon the resignation of former director Ryan Turner, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Turner’s unvested restricted stock units granted September 6, 2019, and September 6, 2018, and issued 10,389 and 4,050 shares of common stock, respectively.

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

There were 122,533 and 147,038 restricted stock units outstanding as of March 31, 2021, and December 31, 2020, respectively.

The Company recorded non-cash restricted stock unit compensation expense of $103 for the three months ended March 31, 2021, compared with $21 for the same period last year.

10.
Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of March 31, 2021.

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. Although we believe the pandemic has not had a material adverse impact on our business through 2021, it may have the potential of doing so in the future. The extent of the potential impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, which are uncertain and, given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted. In addition, the pandemic has significantly increased economic uncertainty and caused a worldwide economic downturn. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that may occur in the future.

Purchase Commitments

As of March 31, 2021, the Company had purchase commitments for inventory totaling approximately $9,540.

Significant Customers

Sales to United States government agencies represented approximately $2,116 (24.71%) of the Company’s net total sales for the three months ended March 31, 2021, compared with approximately $6,576 (60.4%) for the same period last year. Accounts receivable from agencies of the United States government were $1,490 as of March 31, 2021, compared with approximately $2,832 at the same date last year.

11.
Debt

BK Technologies, Inc., a wholly owned subsidiary of the Company, entered into the $5,000 Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) on January 30, 2020. The Credit Agreement provides for a revolving line of credit of up to $5,000, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc., pursuant to the terms of the Continuing Security Agreement with JPMC. The Company and each subsidiary of BK Technologies, Inc., are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty. On January 26, 2021, the Company extended this revolving credit facility for one year, through January 31, 2022.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR or zero if the LIBOR is less than zero) plus a margin of 1.90% (2.011% as of March 31, 2021). The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2020, with all outstanding principal and interest to be payable in full at maturity (January 31, 2022).

The Credit Agreement contains certain customary restrictive covenants, including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases by BK Technologies, Inc. The Credit Agreement contains one financial covenant requiring BK Technologies, Inc., to maintain a tangible net worth of at least $20,000 at any fiscal quarter end.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of March 31, 2021, and the date of filing this report. As of March 31, 2021, and the date of filing this report, the Company had an outstanding balance of $800 and $470, respectively  and a net balance availability of $3,387 and $2,644 respectively under the Credit Agreement.

On September 25, 2019, BK Technologies, Inc., a wholly owned subsidiary of the Company, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of manufacturing equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement is payable in 60 equal monthly principal and interest payments of approximately $8 beginning on October 25, 2019, matures on September 25, 2024, and bears a fixed interest rate of 5.11%.

12.
Leases

The Company accounts for its leasing arrangements in accordance with Topic 842, “Leases”. The Company leases manufacturing and office facilities and equipment under operating leases and determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. Annual rental, maintenance and tax expenses for the facility will be approximately $196 for the first year, increasing by approximately 3% for each subsequent 12-month period.

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021. The original term of the lease was through December 31, 2021.

Lease costs consisted of the following:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$166	$143
Short-term lease cost	—	2
Variable lease cost	32	32
Total lease cost	$198	$177

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$211	$122
Operating cash flows (liability reduction)	171	82

ROU assets obtained in exchange for lease obligations:
Operating leases	14	9

Other information related to operating leases was as follows:

March 31, 2021
Weighted average remaining lease term (in years)	5.93
Weighted average discount rate	5.50%

Maturity of lease liabilities as of March 31, 2021, were as follows:

March 31, 2021
Remaining nine months of 2021	$428
2022	582
2023	594
2024	607
2025	618
Thereafter	722
Total payments	3,551
Less: imputed interest	(526)
Total liability	$3,025

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING
FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including the statements about our plans, objectives, expectations, and prospects. You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

●
the impact of business conditions, including the COVID-19 pandemic, on the companies in which we hold investments;

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

●
risks related to being a holding company; and

●
the effect on our stock price and ability to raise equity capital through future sales of shares of our common stock.

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

Reported dollar amounts in the management’s discussion and analysis (“MD&A”) section of this report are disclosed in millions or as whole dollar amounts.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 3, 2021.

Executive Overview

BK Technologies Corporation is a holding company, with a wholly owned operating subsidiary, BK Technologies, Inc. We design, manufacture and market two-way land mobile radios, repeaters, base stations and related components and subsystems.

Two-way land mobile radios can be hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We incorporate both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public-Safety Communications Officials. We offer products primarily under the “BK” brand name. Generally, BK-branded products serve the government and public safety market.

Holding Company Reorganization

On March 28, 2019, we implemented a holding company reorganization. The reorganization created a new holding company, BK Technologies Corporation, which became the new parent company of BK Technologies, Inc. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. We did not incur any material operational or financial impacts. The holding company reorganization was affected through a merger transaction that was a tax-free transaction for U.S. federal income tax purposes for our stockholders. No stockholder vote was required to effect the merger transaction.

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

For the purpose of this report, references to “we” or the “Company” or our management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc., as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first several months of 2020. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. We are considered an “essential business” that is supporting first responders and our manufacturing operations have remained open throughout the pandemic. We implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. In 2021 to-date, two staff members at our primary facility in West Melbourne, Florida, tested positive for COVID-19. These employees were quarantined and worked remotely in accordance with accepted safety practices until after passing subsequent testing.

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company. This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We also implemented workforce reductions during the second quarter of 2020, decreasing employment and related expenses by approximately 18% as well as suspended the employer’s 401K match. For the first three months of 2021, the impact to customer orders is unknown with any certainty. Early in the pandemic some of our supply chain partners were temporarily closed, however most of these partners resumed operations. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and longer delivery times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results. Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

We may experience fluctuations in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. We may also experience fluctuations in our quarterly results, in part, due to our sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and first quarters, compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.

First Quarter Summary

Sales for the first quarter ended March 31, 2021, decreased compared with the same periods for the prior year, while cost of sales and selling, general and administrative expenses also decreased. Accordingly, our operating loss for the first quarter of 2021 was slightly higher, compared with the first quarter last year.

For the first quarter of 2021, our sales totaled approximately $8.6 million, compared with approximately $10.9 million for the same quarter last year.

Gross profit margins as a percentage of sales for the first quarter of 2021 were approximately 36.2%, compared with 35.8% for the first quarter last year.

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2021 decreased 16.2% ($770,000) to approximately $4.0 million, compared with approximately $4.7 million for the same quarter last year.

For the first quarter of 2021, our operating loss was approximately $877,000, compared with approximately $848,000 for the first quarter last year.

Outside of our core public safety land mobile radio operations, for the first quarter of 2021, we recognized an unrealized gain totaling $205,000 on our investment in FGF, made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with an unrealized loss of $306,000 on the investment for the first quarter of 2020.

Our net loss for the three months ended March 31, 2021, narrowed by 41.8% ($498,000) to approximately $694,000 ($0.06 per basic and diluted share), compared with a loss of approximately $1.2 million ($0.09 per basic and diluted share) for the same quarter last year.

As of March 31, 2021, working capital totaled approximately $13.2 million, of which approximately $10.9 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2020, working capital totaled approximately $15.1 million, of which approximately $13.3 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2021	March 31, 2020
Sales	100.0%	100.0%
Cost of products	(63.8)	(64.2)
Gross margin	36.2	35.8
Selling, general and administrative expenses	(46.4)	(43.6)
Other income (expense)	2.1	(3.2)
Loss before income taxes	(8.1)	(11.0)
Income tax benefit	0.0	0.0
Net loss	(8.1)%	(11.0)%

Net Sales

For the first quarter ended March 31, 2021, net sales totaled approximately $8.6 million, compared with approximately $10.9 million for the same quarter last year.

The decrease in sales for the three months ended March 31, 2021, was attributed primarily to a delay in anticipated orders from existing federal customers. We believe these remain viable prospective sales opportunities and are continuing to pursue them for future quarters. Although the precise impact to sales cannot be quantified, procurement activities of some customers were likely affected by the COVID-19 pandemic during the first quarter ended March 31, 2021.

In the second half of 2020, we launched the first model in our new BKR Series of APCO Project 25 land mobile radio products and solutions, the BKR 5000. The BKR Series is envisioned as a comprehensive line of new products with additional new models planned for later this year, including products with multi-band capability. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

In 2020, we reorganized our sales resources to focus more effectively on target markets and customers where we can realize sales success. The current funnel of sales prospects includes potential new customers in federal, state, and local public safety agencies.  We believe the reorganization and our sales funnel better positions us to capture new sales opportunities moving forward.

While the potential impacts of the COVID-19 pandemic in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2021, were approximately 36.2%, compared with 35.8% for the same quarter last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. While gross profit margins for the first quarter of 2021 were materially consistent with the same quarter last year, they were adversely impacted by approximately 3.3% for one-time inventory reserves related to our legacy product line, the KNG series. Absent this impact, gross profit margins for the first quarter of 2021 would have been approximately 39.5%. In 2020, we reduced manufacturing operations employment and other manufacturing-related expenses. These reductions have improved our utilization and absorption of manufacturing and support expenses.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. While we anticipate continuing to do so in the future, we have increased, and are continuing to increase, our utilization of U.S.-based resources, which provides greater security and control over our production. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. Although in the future we may encounter new product cost and competitive pricing pressures, the extent of their impact on gross margins, if any, is uncertain.

During recent quarters, worldwide shortages of semiconductors and integrated circuits have resulted in limited supplies and extended lead times for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and extended lead times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter ended March 31, 2021, decreased by $770,000, or 16.2%, to approximately $4.0 million (46.4% of sales), compared with approximately $4.7 million (43.6% of sales) for the same quarter last year. Consistent with employment and expense reductions in our manufacturing operations, during second quarter of 2020, we reduced SG&A employment, as well as other expenses in sales, go-to-market, engineering, and headquarters. These reductions impacted SG&A expenses for the first quarter of 2021 but were made subsequent to last year’s first quarter.

Engineering and product development expenses for the first quarter of 2021 decreased $219,000, or 10.7%, to approximately $1.8 million (21.3% of sales), compared with approximately $2.0 million (18.8% of sales) for the same quarter of last year. Expenses related to the design and development of the BKR series, a new line of portable and mobile radios, decreased as certain project phases were completed and most ongoing development activities migrated to our internal engineering team and away from external resources. Development of the BKR Series, including our planned multiband product, is the primary focus of our engineering team. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, the potential effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for the first quarter of 2021 declined by approximately $562,000, or 37.4%, to approximately $939,000 (11.0% of sales), compared with approximately $1.5 million (13.8% of sales) for the first quarter last year. The decreases are attributed to reductions in sales and go-to-market employment, as well as other sales, marketing, and go-to-market related expenses.

Other general and administrative expenses for the first quarter 2021 totaled approximately $1.2 million (14.1% of sales) and were materially consistent compared with approximately $1.2 million (11.0% of sales) for the same quarter last year.

Operating Loss

Our operating loss for the first quarter ended March 31, 2021, was approximately $877,000 (10.2%), compared with a loss of $848,000 (7.8% of sales) for last year’s first quarter. The operating loss for the first quarter of 2021 reflects a decrease in sales and gross profit margins, which were partially offset by SG&A expense reductions.

Other (Expense) Income

We recorded net interest expense of approximately $4,000 for the first quarter of 2021, compared with net interest income of approximately $9,000 for the first quarter last year, primarily as a result of financing the purchase of manufacturing equipment, combined with lower interest rates and cash balances.

For the first quarter of 2021, we recognized an unrealized gain of $205,000 on our investment in FGF, compared with an unrealized loss of $306,000 for the first quarter last year.

Income Taxes

We recorded no income tax benefit or expense for the first quarter of 2021 or 2020.

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

As of March 31, 2021, our net deferred tax assets totaled approximately $4.3 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years. We analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available and current and anticipated customers, contracts, and product introductions, as well as historical operating results and certain tax planning strategies.

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset. Accordingly, we established a valuation allowance of $98,000. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2021.

Liquidity and Capital Resources

For the first quarter ended March 31, 2021, net cash provided by operating activities totaled approximately $39,000, compared with approximately $915,000 for last year’s first quarter. Cash provided by operating activities for the first quarter ended March 31, 2021, was primarily related to collections of accounts receivable, increased accounts payable, and depreciation and amortization, which were partially offset by our net loss, increased inventories and a decrease in accrued compensation and related taxes.

For the first quarter of 2021, we had a net loss of approximately $0.7 million, compared with approximately $1.2 million for the same period last year. Accounts receivable decreased approximately $1.4 million during the first quarter of 2021 due primarily to collections. For the first quarter of 2020, accounts receivable increased approximately $626,000. Accounts payable for the first quarter of 2021 increased approximately $299,000, compared with a decrease of approximately $474,000 for the first quarter last year, primarily due to purchases from suppliers. Depreciation and amortization totaled approximately $298,000 for the first quarter of 2021, compared with approximately $320,000 for the first quarter last year. Depreciation and amortization are primarily related to manufacturing and engineering equipment. Gross inventories increased during the first quarter of 2021 by approximately $1.4 million, compared with a decrease of approximately $2.5 million for the first quarter last year. The increase for the first quarter of 2021 was primarily attributable to lower product sales combined with extended supplier lead-times. Accrued compensation and related taxes decreased by approximately $315,000 for the first quarter of 2021, compared with a decrease of $226,000 for the first quarter last year. The decreases were primarily related to the payment of employee incentives. Unrealized gains on securities for the first quarter of 2021 totaled approximately $205,000, compared with losses of approximately $306,000 for last year’s first quarter. For additional information pertaining to our investment in securities, refer to Notes 1 (Condensed Consolidated Financial Statements) and 6 (Investment in Securities) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the first quarter of 2021 totaled approximately $1.0 million, primarily for manufacturing equipment. For the first quarter of 2020, cash used in investing activities totaled approximately $131,000, primarily for engineering and manufacturing related equipment.

For the first quarter of 2021, cash of approximately $529,000 was provided by financing activities. During the first quarter we received proceeds of approximately $800,000 related to financing the purchase of manufacturing equipment. We used cash of approximately $250,000 to pay quarterly dividends in both the first quarter of 2021 and 2020. During the first quarter of 2020, we also used approximately $243,000 for stock repurchases. We used approximately $21,000 and $19,000, for the repayment of debt during the first quarter of 2021 and 2020, respectively.

On January 26, 2021, our revolving credit facility, which originated on January 30, 2020, was extended for one year, through January 31, 2022.

BK Technologies, Inc., our wholly owned subsidiary, entered into the $5 million Credit Agreement with JPMC. The Credit Agreement provides for a revolving line of credit of up to $5 million, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with JPMC. BK Technologies Corporation and each subsidiary of BK Technologies, Inc., are guarantors of the obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR (or zero if the LIBOR is less than zero) plus a margin of 1.90%. The line of credit is to be repaid in monthly payments of interest only, payable in arrears, with all outstanding principal and interest to be payable in full at maturity.

The Credit Agreement contains certain customary restrictive covenants, including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases by BK Technologies, Inc. The Credit Agreement contains one financial covenant requiring BK Technologies, Inc., to maintain a tangible net worth of at least $20 million at any fiscal quarter end.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of March 31, 2021, and the date of filing this report. As of March 31, 2021, and the date of filing this report, approximately $800,000 in borrowings were outstanding under the Credit Agreement.

Our cash and cash equivalents balance at March 31, 2021, was approximately $6.4 million.  We believe these funds, combined with our cost-saving initiatives, anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and “Item 1A. Risk Factors” below in this report.

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

There were no changes to our critical accounting policies during the quarter ended March 31, 2021, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Subsequent Event

On April 6, 2021, BK Technologies, Inc., a wholly owned subsidiary of BK Technologies Corporation, and JPMC, as a lender, entered into a Master Loan Agreement in the amount of $743,000 to finance various items of manufacturing equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement is payable in 48 equal monthly principal and interest payments of approximately $16,000 beginning on May 8, 2021, matures on April 8, 2025, and bears a fixed interest rate of 3.0%.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.
RISK FACTORS

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of the Company’s risk factors as set forth below. However, many of the risk factors disclosed in Item 1A of our Annual Report may be further heightened or exacerbated by the impact of the COVID-19 pandemic.

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

In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once or re-implemented as cases of COVID-19 increased in certain areas; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure, which includes our business. While our manufacturing operations have remained open, these measures have impacted and may further impact our workforce and operations, as well as those of our customers and suppliers.

We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Many of our suppliers and service providers have made similar modifications. If necessary, we may take further actions in the best interests of our employees, customers, partners, and suppliers. In light of the economic downturn generated by the COVID-19 pandemic, we have taken steps to reduce expenses throughout the Company. These reductions have, at various junctures, included limiting travel, discontinuing participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We restructured our operations to, among other things, reduce our workforce by approximately 18% during the second quarter of 2020. We incurred costs as a result of the workforce reduction, including approximately $221,000 in severance costs, which were recognized in the second quarter of 2020. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted. We have had two employees at our primary West Melbourne, Florida facility test positive for COVID-19 to-date. The employees were quarantined in accordance with accepted safety practices and returned to work only after clearing accepted health protocols. There was no disruption of our operations as a result of these occurrences. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

Early in the pandemic some of our supply chain partners were temporarily closed, however most of these partners resumed operations. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays, longer delivery times and increased costs within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially disrupt our ability to manufacture and ship products, adversely impacting our financial and operating results.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Restrictions

On January 26, 2021, BK Technologies, Inc., our wholly owned operating subsidiary, extended its Credit Agreement with JPMC. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including pay dividends to the Company.

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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 13, 2021	By:/s/ Timothy A. Vitou
Timothy A. Vitou President (Principal executive officer and duly authorized officer)

Date: May 13, 2021	By:/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)