Form 10-Q
period 2021-06-30
BK Technologies Corp
filed 2021-08-12
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 16,785,721 shares of common stock, $0.60 par value, of the registrant outstanding at August 6, 2021.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,661	$6,826
Trade accounts receivable, net	7,210	6,466
Inventories, net	12,036	9,441
Prepaid expenses and other current assets	1,866	1,878
Total current assets	36,773	24,611

Property, plant and equipment, net	4,426	3,566
Right-of-use (ROU) asset	2,594	2,887
Investment in securities	4,481	2,014
Deferred tax assets, net	4,116	4,300
Other assets	101	112
Total assets	$52,491	$37,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,316	$5,119
Accrued compensation and related taxes	1,481	1,635
Accrued warranty expense	644	791
Accrued other expenses and other current liabilities	364	307
Dividends payable	—	250
Short-term lease liability	428	525
Credit facility	1,470	—
Notes payable-current portion	262	82
Deferred revenue	934	757
Total current liabilities	11,899	9,466

Notes payable, net of current portion	740	247
Long-term lease liability	2,498	2,702
Deferred revenue	2,327	2,551
Total liabilities	17,464	14,966
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 18,236,121 and 13,962,366 issued and 16,785,721 and 12,511,966 outstanding shares at June 30, 2021, and December 31, 2020, respectively	10,941	8,377
Additional paid-in capital	35,534	26,346
Accumulated deficit	(6,046)	(6,797)
Treasury stock, at cost, 1,450,400 shares at June 30, 2021, and December 31, 2020, respectively	(5,402)	(5,402)
Total stockholders’ equity	35,027	22,524
Total liabilities and stockholders’ equity	$52,491	$37,490

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales, net	$11,335	$9,937	$19,899	$20,826
Expenses
Cost of products	7,124	5,609	12,592	12,603
Selling, general and administrative	4,553	4,364	8,526	9,107
Total expenses	11,677	9,973	21,118	21,710

Operating loss	(342)	(36)	(1,219)	(884)

Other income (expense):
Net interest (expense) income	(14)	(6)	(18)	3
Gain (loss) gain on investment in securities	2,262	(200)	2,467	(506)
Other expense	(26)	(32)	(44)	(79)
Total other income (expense)	2,222	(238)	2,405	(582)

Income (loss) before income taxes	1,880	(274)	1,186	(1,466)

Income tax expense	(184)	(28)	(184)	(28)

Net income (loss)	$1,696	$(302)	$1,002	$(1,494)

Net income (loss) per share-basic:	$0.13	$(0.02)	$0.08	$(0.12)
Net income (loss) per share-diluted:	$0.12	$(0.02)	$0.08	$(0.12)
Weighted average shares outstanding-basic	13,563,763	12,495,707	13,043,477	12,525,407
Weighted average shares outstanding-diluted	13,625,095	12,495,707	13,101,635	12,525,407

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities
Net income (loss)	$1,002	$(1,494)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Inventories allowances	368	72
Deferred tax expense	184	28
Depreciation and amortization	681	661
Share-based compensation expense-stock options	65	60
Share-based compensation expense-restricted stock units	128	89
(Gain) loss on investment in securities	(2,467)	506
Changes in operating assets and liabilities:
Trade accounts receivable	(744)	381
Inventories	(2,963)	3,914
Prepaid expenses and other current assets	12	325
Other assets	11	54
ROU asset and lease liability	(8)	44
Accounts payable	1,197	(838)
Accrued compensation and related taxes	(154)	(331)
Accrued warranty expense	(147)	(337)
Deferred revenue	(47)	557
Accrued other expenses and other current liabilities	57	(94)
Net cash (used in) provided by operating activities	(2,825)	3,597

Investing activities
Purchases of property, plant, and equipment	(1,541)	(525)
Net cash used in investing activities	(1,541)	(525)

Financing activities
Proceeds from common stock issuance, net of costs	11,599	—
Cash dividends paid	(501)	(502)
Repurchase of common stock	—	(269)
Proceeds from the credit facility and notes payable	3,543	2,196
Repayment of the credit facility and notes payable	(1,400)	(2,234)
Net cash provided by (used in) financing activities	13,201	(809)

Net change in cash and cash equivalents	8,835	2,263
Cash and cash equivalents, beginning of period	6,826	4,676
Cash and cash equivalents, end of period	$15,661	$6,939

Supplemental disclosure
Cash paid for interest	$14	$11
Non-cash financing activity
Common stock issued under restricted stock units	$84	$56

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands, except share and per share data and percentages)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, have been prepared by BK Technologies Corporation (the “Company” or “we”), and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc., as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal, recurring adjustments, necessary for a fair presentation, have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2020, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of June 30, 2021, and December 31, 2020, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

2. Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on July 9, 2021, to stockholders of record as of July 26, 2021. These dividends were paid on August 9, 2021.

On June 9, 2021, the Company closed a public offering of 4,249,250 shares of its common stock at a price of $3.00 per share, for net proceeds of $11,559,000 after deducting underwriting discounts and commissions and offering expenses payable by the Company. The shares sold in the offering included the exercise in-full by the underwriters of their over-allotment option to purchase up to 554,250 shares of common stock in addition to the 3,695,000 shares which the underwriters initially agreed to purchase. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering. The Company intends to use the net proceeds from the offering primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $7,260 and $6,516 at June 30, 2021, and December 31, 2020, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4. Inventories, Net

Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:

	June 30, 2021	December 31, 2020
Finished goods	$2,459	$1,975
Work in process	3,539	3,288
Raw materials	6,038	4,178
	$12,036	$9,441

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $888 at June 30, 2021, compared with approximately $520 at December 31, 2020.

5. Income Taxes

The Company has recorded income tax expense of $184 for the three and six months ended June 30, 2021, compared with an income tax expense of $28 for the same periods last year.

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

As of June 30, 2021, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $98. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2021.

6. Investment in Securities

1347 LP

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP (“1347 LP”), was established for the purpose of investing in securities.

Affiliates of Fundamental Global Investors, LLC (“FG”), serve as the general partner and the investment manager of 1347 LP, and the Company is the sole limited partner. As the sole limited partner, the Company is entitled to 100% of net assets held by 1347 LP. The general partner of 1347 LP is entitled to reimbursement of certain costs, fees, and expenses arising in connection with 1347 LP’s operations, as provided by the partnership agreement, upon approval by the Company’s Board of Directors.

FG Financial Group

As of June 30, 2021, the Company indirectly held approximately $76 in cash and 477,282 shares of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) (“FGF”), with fair value of $4,481, through an investment in 1347 LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three and six months ended June 30, 2021, the Company recognized unrealized gains on the investment of approximately $2,262 and $2,467, respectively, compared with unrealized losses of $200 and $506, respectively for the same periods last year. There have been no costs, fees, and expenses paid to the general partner or its affiliates for any periods, including the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, the Company and the affiliates of FG, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,045,593 shares of FGF’s common stock, representing approximately 60.8% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, a member of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7. Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and six months ended June 30, 2021 and 2020, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2020	13,962,366	$8,377	$26,346	$(6,797)	$(5,402)	$22,524
Common stock issued under restricted stock units	24,505	15	(15)	-	-	-
Share-based compensation expense-stock options	—	—	32	-	-	32
Share-based compensation expense-restricted stock units	—	—	103	-	-	103
Common stock dividends ($0.02 per share)	—	—	-	(251)	-	(251)
Net loss	—	—	-	(694)	-	(694)
Balance at March 31, 2021	13,986,871	8,392	26,466	(7,742)	(5,402)	21,714
Common stock issued, net of issuance costs	4,249,250	2,549	9,010	-	-	11,559
Share-based compensation expense-stock options	—	—	33	-	-	33
Share-based compensation expense-restricted stock units	—	—	25	-	-	25
Net income	—	—	-	1,696	-	1,696
Balance at June 30, 2021	18,236,121	$10,941	$35,534	$(6,046)	$(5,402)	$35,027

7. Stockholders’ Equity (continued)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$(5,133)	$23,276
Share-based compensation expense-stock options	—	—	30	-	-	30
Share-based compensation expense-restricted stock units	—	—	21	-	-	21
Common stock dividends ($0.02 per share)	—	—	-	(250)	-	(250)
Net loss	—	—	-	(1,192)	-	(1,192)
Repurchase of common stock	—	—	-	-	(243)	(243)
Balance at March 31, 2020	13,929,381	8,357	26,146	(7,485)	(5,376)	21,642
Common stock issued under restricted stock units	14,439	9	(9)	-	-	-
Share-based compensation expense-stock options	—	—	30	-	-	30
Share-based compensation expense-restricted stock units	—	—	68	-	-	68
Common stock dividends ($0.02 per share)	—	—	-	(252)	-	(252)
Net loss	—	—	-	(302)	-	(302)
Repurchase of common stock	—	—	-	-	(26)	(26)
Balance at June 30, 2020	13,943,820	$8,366	$26,235	$(8,039)	$(5,402)	$21,160

8. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income (loss) for basic and diluted earnings per share	$1,696	$(302)	$1,002	$(1,494)
Denominator for basic income (loss) per share weighted average shares	13,563,763	12,495,707	13,043,477	12,525,407
Effect of dilutive securities:
Options and restricted stock units	61,332	-	58,158	-
Denominator for diluted loss per share weighted average shares	13,625,095	12,495,707	13,101,635	12,525,407
Basic income (loss) per share	$0.13	$(0.02)	$0.08	$(0.12)
Diluted income (loss) per share	$0.12	$(0.02)	$0.08	$(0.12)

Approximately 444,000 stock options and 0 restricted stock units for the three and six months ended June 30, 2021, respectively, and 510,900 stock options and 86,636 restricted stock units for the three and six months ended June 30, 2020, respectively, were excluded from the calculation because they were anti-dilutive.

9. Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $33 and $65 for the three and six months ended June 30, 2021, respectively, compared with $30 and $60, respectively, for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2021, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2021, is presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
As of January 1, 2021
Outstanding	489,000	3.96	7.23	1.51	20,000
Vested	185,800	4.15	5.65	1.55	20,000
Nonvested	303,200	3.84	8.20	1.49	-

Period activity
Issued	-	-	—	-	-
Exercised	-	-	—	-	-
Forfeited	-	-	—	-	-
Expired	10,000	4.55	—	1.06	-

As of June 30, 2021
Outstanding	479,000	3.94	6.88	1.52	24,250
Vested	250,600	4.10	6.00	1.55	24,250
Nonvested	228,400	3.77	7.84	1.48	-

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

There were 122,533 and 147,038 restricted stock units outstanding as of June 30, 2021, and December 31, 2020, respectively.

The Company recorded non-cash restricted stock unit compensation expense of $25 and $128 for the three and six months ended June 30, 2021, respectively, compared with $68 and $89, respectively for the same period last year.

10. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of June 30, 2021.

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The pandemic may have the potential of adversely impacting our business and financial performance in the future. The extent of the potential impact will depend on future developments, which are uncertain and, given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted. In addition, the pandemic has significantly increased economic uncertainty. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that may occur in the future.

Purchase Commitments

As of June 30, 2021, the Company had purchase commitments for inventory totaling approximately $8,591.

Significant Customers

Sales to United States government agencies represented approximately $4,749 (41.9%) and $6,865 (34.5%) of the Company’s net total sales for the three and six months ended June 30, 2021, respectively, compared with approximately $4,268 (43.0%) and $10,845 (52.1%), respectively, for the same period last year. Accounts receivable from agencies of the United States government were $3,279 as of June 30, 2021, compared with approximately $589 at the same date last year.

11. Debt

BK Technologies, Inc., a wholly owned subsidiary of the Company, entered into a $5,000 Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) on January 30, 2020. The Credit Agreement provides for a revolving line of credit of up to $5,000, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc., pursuant to the terms of the Continuing Security Agreement with JPMC. The Company and each subsidiary of BK Technologies, Inc., are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty. On January 26, 2021, the Company extended this revolving credit facility for one year, through January 31, 2022.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR or zero if the LIBOR is less than zero) plus a margin of 1.90% (1.97263% as of June 30, 2021). The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2020, with all outstanding principal and interest to be payable in full at maturity (January 31, 2022).

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of June 30, 2021, and the date of filing this report. As of June 30, 2021, and the date of filing this report, the Company had an outstanding balance of approximately $1,500, and a net balance availability of $3,165 under the Credit Agreement.

On April 6, 2021, BK Technologies, Inc., a wholly owned subsidiary of BK Technologies Corporation, and JPMC, as a lender, entered into a Master Loan Agreement in the amount of $743 to finance various items of manufacturing equipment. The loan is collateralized by the equipment purchased using the proceeds. The Master Loan Agreement is payable in 48 equal monthly principal and interest payments of approximately $16 beginning on May 8, 2021, matures on April 8, 2025, and bears a fixed interest rate of 3.0%.

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

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021 and recognized a termination lease expense of approximately $53. The original term of the lease was through December 31, 2021.

Lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$136	$143	$302	$287
Short-term lease cost	-	-	-	2
Variable lease cost	33	32	65	63
Total lease cost	$169	$175	$367	$352

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$140	$122	$352	$243
Operating cash flows (liability reduction)	$100	$83	$271	$164

ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$26	$14	$35

12. Leases (continued)

Other information related to operating leases was as follows:

June 30, 2021
Weighted average remaining lease term (in years)	5.68
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2021, were as follows:

June 30, 2021
Remaining six months of 2021	$287
2022	582
2023	595
2024	608
2025	618
Thereafter	722
Total payments	3,412
Less: imputed interest	(486)
Total liability	$2,926

13. Subsequent Event

Effective July 1, 2021, the Company changed its accounting to burden the material at the time of purchase receipts. Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress. This change resulted in a net increase of approximately $1.3 million in inventory and retained earnings.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•	changes or advances in technology;

•	the success of our land mobile radio product line;

•	successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated new multiband product and other related products in the planned new BKR Series product line;

•	competition in the land mobile radio industry;

•	general economic and business conditions, including federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, and the ongoing effects of the COVID-19 pandemic;

•	the availability, terms and deployment of capital;

•	reliance on contract manufacturers and suppliers;

•	risks associated with fixed-price contracts;

•	heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales;

•	allocations by government agencies among multiple approved suppliers under existing agreements;

•	our ability to comply with U.S. tax laws and utilize deferred tax assets;

•	our ability to attract and retain executive officers, skilled workers and key personnel;

•	our ability to manage our growth;

•	our ability to identify potential candidates and consummate acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

•	the impact of general business conditions, including those resulting from the COVID-19 pandemic, on the companies in which we hold investments;

•	impact of our capital allocation strategy;

•	risks related to maintaining our brand and reputation;

•	impact of government regulation;

•	rising health care costs;

•	our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies, as well as any further impact resulting from the COVID-19 pandemic;

•	our inventory and debt levels;

•	protection of our intellectual property rights;

•	fluctuation in our operating results and stock price;

•	acts of war or terrorism, natural disasters and other catastrophic events, such as the COVID-19 pandemic;

•	any infringement claims;

•	data security breaches, cyber-attacks and other factors impacting our technology systems;

•	availability of adequate insurance coverage;

•	maintenance of our NYSE American listing;

•	risks related to being a holding company; and

•	the effect on our stock price and ability to raise equity capital through future sales of shares of our common stock.

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first several months of 2020. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. We are considered an “essential business” that is supporting first responders and our manufacturing operations have remained open throughout the pandemic. We implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Any employees that test positive for COVID-19 are quarantined and, if possible, work remotely in accordance with accepted safety practices until after passing subsequent testing.

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company. This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We also implemented workforce reductions during the second quarter of 2020 and suspended the employer’s 401K match. For the first six months of 2021, the impact to our business, particularly customer orders, is unknown with any certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times and increased costs for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and longer delivery times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results. Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

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

Second Quarter and Six Months Summary

Overall, our financial and operating results for the three and six months ended June 30, 2021, improved compared with the same periods of last year. For the second quarter 2021, sales increased 14.1% from the second quarter last year and 32.4% from the immediately preceding quarter. The improvement in sales for the second quarter brought sales for the six-months ended June 30, 2021, within 4.5% of last year’s six month period. Gross profit margins as a percentage of sales for the second quarter and six-month periods of 2021 decreased compared with the same periods of last year, generally reflecting cost increases in materials and freight, and a less favorable sales mix. Selling, general and administrative (“SG&A”) expenses for the second quarter of 2021 were within 4.3% of SG&A expenses for the second quarter last year, while SG&A expenses for the six-month period ended June 30, 2021, decreased 6.4% from the same period last year. These factors yielded operating losses for the three and six months ended June 30, 2021, that increased slightly from the comparable periods last year. During the second quarter we closed a public offering of our common stock, raising net proceeds of approximately $11.6 million with the issuance of approximately 4.2 million common shares.

For the second quarter of 2021, our sales increased 14.1% to approximately $11.3 million, compared with approximately $9.9 million for the same quarter last year. For the six months ended June 30, 2021, sales totaled approximately $19.9 million, compared with approximately $20.8 million for the same period last year.

Gross profit margins as a percentage of sales for the second quarter of 2021 were approximately 37.2%, compared with 43.6% for the second quarter last year. For the six-month period ended June 30, 2021, gross profit margins as a percentage of sales were approximately 36.7%, compared with 39.5% for the same period last year.

SG&A expenses for the second quarter of 2021 totaled approximately $4.6 million, compared with approximately $4.4 million for the same quarter last year. SG&A expenses for the first six months of 2021 decreased 6.4% to approximately $8.5 million, compared with approximately $9.1 million for the same period last year.

For the second quarter of 2021, we recognized an operating loss of approximately $342,000, compared with approximately $36,000 for the same quarter last year. For the six-month period ended June 30, 2021, our operating loss totaled approximately $1.2 million, compared with approximately $0.9 million for the same period last year.

For the second quarter of 2021, we recognized an unrealized gain totaling approximately $2.3 million on our investment in FGF Financial (formerly 1347 Property Insurance Holdings, Inc.), made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with an unrealized loss of approximately $200,000 on the investment for the second quarter last year. For the six-month period ended June 30, 2021, we recognized an unrealized gain of approximately $2.5 million, compared with an unrealized loss of $506,000 for last year’s six-month period.

Net income for the three months ended June 30, 2021, was approximately $1.7 million ($0.13 per basic and $0.12 per diluted share), compared with a net loss of approximately $302,000 ($0.02 per basic and diluted share) for the same quarter last year. For the six months ended June 30, 2021, our net income totaled approximately $1.0 million ($0.08 per basic and diluted share), compared with a net loss of approximately $1.5 million ($0.12 per basic and diluted share) for the same period last year.

As of June 30, 2021, working capital totaled approximately $25.0 million, of which approximately $22.9 million was comprised of cash, cash equivalents and trade receivables, reflecting the cash received from or closed public offering of our common stock. As of December 31, 2020, working capital totaled approximately $15.1 million, of which approximately $13.3 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(62.8)	(56.4)	(63.3)	(60.5)
Gross margin	37.2	43.6	36.7	39.5
Selling, general and administrative expenses	(40.2)	(43.9)	(42.8)	(43.7)
Other income (expense)	19.6	(2.4)	12.1	(2.9)
Income (loss) before income taxes	16.6	(2.7)	6.0	(7.0)
Income tax (expense) benefit	(1.6)	(0.3)	(0.9)	(0.1)
Net loss	15.0%	(3.0)%	5.1%	(7.2)%

Net Sales

For the second quarter ended June 30, 2021, net sales increased 14.1% to approximately $11.3 million, compared with approximately $9.9 million for the same quarter last year. Sales for the six months ended June 30, 2021, totaled approximately $19.9 million, compared with approximately $20.8 million for the six-month period last year.

The increase in sales for the three months ended June 30, 2021, was attributed primarily to certain federal legacy customers combined with demand from western region state public safety agencies. While customer demand during the quarter was strong, second quarter shipments and sales were impacted by supply chain constraints that delayed our ability to convert product orders into shipments. Although these factors may continue to create delays during the next several quarters, we anticipate being able to fulfill customer requirements. The precise impact to sales and shipments for future quarters, however, cannot be quantified.

In the second half of 2020, we launched the first model in our new BKR Series of APCO Project 25 land mobile radio products and solutions, the BKR 5000. The BKR Series is envisioned as a comprehensive line of new products with additional new models planned for later this year, including products with multi-band capability. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain and the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

Last year we reorganized our sales resources to focus more effectively on target markets and customers where we can realize sales success. The current funnel of sales prospects includes potential new customers in federal, state, and local public safety agencies. We believe the reorganization and our sales funnel better positions us to capture new sales opportunities moving forward.

While the potential impacts of material shortages, lead-times and the COVID-19 pandemic in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2021 were approximately 37.2%, compared with 43.6% for the same quarter last year. For the six-month period ended June 30, 2021, gross profit margins were approximately 36.7%, compared with 39.5% for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the second quarter of 2021 decreased compared with the same period last year primarily due to a less favorable mix of product sales and increased material and freight costs. For the six months ended June 30, 2021, gross profit margins reflect a less favorable mix of product sales compared with the same period last year and were adversely impacted by one-time inventory reserves in the first quarter related to our legacy product line, the KNG series.

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

During recent quarters, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and extended lead times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the second quarter ended June 30, 2021, totaled approximately $4.6 million (40.2% of sales), compared with approximately $4.4 million (43.9% of sales) for the same quarter last year. For the six months ended June 30, 2021, SG&A expenses decreased by $581,000, or 6.4%, to approximately $8.5 million (42.8% of sales), compared with approximately $9.1 million (43.7% of sales), for the six-month period last year.

Engineering and product development expenses for the second quarter of 2021 totaled approximately $2.3 million (20.3% of sales), compared with approximately $2.0 million (20.2% of sales) for the same quarter of last year. For the six months ended June 30, 2021, engineering and product development expenses totaled approximately $4.1 million (20.7% of sales), compared with approximately $4.1 million (19.5% of sales) for the six-month period last year. The increase in engineering expenses for the second quarter was primarily timing related, as expenses for the six-month period were comparable with the same period last year. Expenses for the design and development of the BKR series, a new line of portable and mobile radios, has continued with most ongoing development being performed by our internal engineering team. Development of the BKR Series, including our planned multiband product, is the primary focus of our engineering team. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for the second quarter of 2021 totaled approximately $1.1 million (9.5% of sales), compared with approximately $1.0 million (9.7% of sales) for the second quarter last year, primarily reflecting increased commissions attributed to sales growth. For the six months ended June 30, 2021, marketing and selling expenses declined approximately $457,000, or 18.5%, to approximately $2.0 million (10.1% of sales), compared with approximately $2.5 million (11.9% of sales). The decreases for the six-month period are attributed to reductions in sales and go-to-market employment, as well as other sales, marketing, and go-to-market related expenses.

Other general and administrative expenses for the second quarter 2021 totaled approximately $1.2 million (10.5% of sales), compared with approximately $1.4 million (14.0% of sales) for the same quarter last year. For the six months ended June 30, 2021, general and administrative expenses totaled approximately $2.4 million (12.1% of sales), compared with approximately $2.6 million (12.5% of sales) for the six-month period last year. Other general and administrative expenses for both periods last year included severance and expenses related to employment reductions.

Operating Loss

The operating loss for the second quarter ended June 30, 2021, totaled approximately $342,000 (3.0% of sales), compared with approximately $36,000 (0.4% of sales) for last year’s second quarter. For the six months ended June 30, 2021, our operating loss totaled approximately $1.2 million (6.1% of sales), compared with approximately $884,000 (4.2% of sales) for the six-month period last year. The operating loss for the first six months is attributed primarily to sales mix combined with increased material costs, which adversely impacted gross profit margins. These factors were partially offset by SG&A expense reductions.

Other (Expense) Income

We recorded net interest expense of approximately $14,000 for the second quarter ended June 30, 2021, compared with approximately $6,000 for the second quarter of last year. For the six months ended June 30, 2021, net interest expense totaled approximately $18,000, compared with net interest income of approximately $3,000 for the six-month period last year. Net interest expense was primarily the result of lower average cash balances and equipment financing.

For the second quarter ended June 30, 2021, we recognized an unrealized gain of approximately $2.3 million on our investment in FGF, compared with an unrealized loss of approximately $200,000 for the second quarter last year. For the six months ended June 30, 2021, we recognized an unrealized gain of approximately $2.5 million on our investment in FGF, compared with an unrealized loss of approximately $506,000 for the same period last year.

Income Taxes

We recorded an income tax expense of $184 for the six months ended June 30, 2021, compared with an income tax expense of $28 for the same period last year.

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

As of June 30, 2021, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $98,000. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2021.

Liquidity and Capital Resources

For the six months ended June 30, 2021, net cash used in operating activities totaled approximately $2.9 million, compared with cash provided by operating activities of approximately $3.6 million for the same period last year. Cash used in operating activities for the six months ended June 30, 2021, was primarily related to increased inventory, increases in accounts receivable, and an unrealized gain on securities, which were partially offset by net income, increased accounts payable and depreciation and amortization.

For the first six months of 2021, we had net income of approximately $1.0 million, compared with a net loss of approximately $1.5 million for the same period last year. Gross inventories increased during the six months ended June 30, 2021, by approximately $3.0 million, compared with a decrease of approximately $3.9 million for the same period last year. The increase for the six-month period was primarily attributable to extended supplier lead-times and planned new product introductions. Accounts receivable increased approximately $744,000 during the six months ended June 30, 2021, primarily due to the timing of sales that were consummated later in the quarter that had not yet completed their collection cycle. For the same period last year, accounts receivable decreased approximately $381,000 as a result of collections. The unrealized gain on securities for the six months ended June 30, 2021, totaled approximately $2.5 million, compared with an unrealized loss of approximately $506,000 for the same period last year. For additional information pertaining to our investment in securities, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. Accounts payable for the six months ended June 30, 2021, increased approximately $1.2 million, compared with a decrease of approximately $838,000 for the same period last year, primarily due to purchases from suppliers. Depreciation and amortization totaled approximately $681,000 for the six months ended June 30, 2021, compared with approximately $661,000 for the same period last year. Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the six months ended June 30, 2021, totaled approximately $1.5 million, primarily for manufacturing equipment. For the same period last year, cash used in investing activities totaled approximately $525,000, primarily for engineering and manufacturing related equipment.

For the six months ended June 30, 2021, cash of approximately $13.2 million was provided by financing activities. In June we closed a public offering of our common stock, generating net proceeds of approximately $11.6 million. During the six months ended June 30, 2021, we received proceeds of approximately $3.5 million from our revolving credit facility and from financing related to the purchase of manufacturing equipment. This was partially offset by loan repayments of approximately $1.4 million. For the same period last year, we received proceeds totaling approximately $2.2 million under the Paycheck Protection Program, which were repaid in full within the same period. We used cash of approximately $501,000 and $502,000 to pay quarterly dividends for the six months ended June 30, 2021 and 2020, respectively. During the first quarter of 2020, we also used approximately $269,000 for stock repurchases.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of June 30, 2021, and the date of filing this report. As of June 30, 2021, and the date of filing this report, approximately $1.5 million in borrowings were outstanding under the Credit Agreement.

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

Our cash and cash equivalents balance at June 30, 2021, was approximately $15.7 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and “Item 1A. Risk Factors” below in this report.

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

There were no changes to our critical accounting policies during the quarter ended June 30, 2021, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to include the disclosure under this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first several months of 2020. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. We are considered an “essential business” that is supporting first responders and our manufacturing operations have remained open throughout the pandemic. We implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Any employees that test positive for COVID-19 are quarantined and, if possible, work remotely in accordance with accepted safety practices until after passing subsequent testing.

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company. This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We also implemented workforce reductions during the second quarter of 2020 and suspended the employer’s 401K match. For the first six months of 2021, the impact to our business, particularly customer orders, is unknown with any certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times and increased costs for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and longer delivery times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results. Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

We may experience fluctuations in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. We may also experience fluctuations in our quarterly results, in part, due to our sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened. In some years, these factors may cause an increase in sales for the second and third quarters, compared with the first and fourth quarters of the same fiscal year. Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
Exhibit 32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S‑K)

Exhibit 32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S‑K)

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 12, 2021	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 12, 2021	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

