Form 10-Q
period 2021-09-30
BK Technologies Corp
filed 2021-11-12
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 16,814,336 shares of common stock, $0.60 par value, of the registrant outstanding at November 6, 2021.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2021	December 31, 2020 *
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,087	$6,826
Trade accounts receivable, net	7,646	6,466
Inventories, net	15,981	10,545
Prepaid expenses and other current assets	1,941	1,878
Total current assets	39,655	25,715

Property, plant and equipment, net	4,454	3,566
Right-of-use (ROU) asset	2,497	2,887
Investment in securities	2,324	2,014
Deferred tax assets, net	4,116	4,300
Other assets	88	112
Total assets	$53,134	$38,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,520	$5,119
Accrued compensation and related taxes	1,522	1,635
Accrued warranty expense	666	791
Accrued other expenses and other current liabilities	836	307
Dividends payable	336	250
Short-term lease liability	437	525
Credit facility	1,470	—
Notes payable-current portion	264	82
Deferred revenue	992	757
Total current liabilities	14,043	9,466

Notes payable, net of current portion	673	247
Long-term lease liability	2,385	2,702
Deferred revenue	2,789	2,551
Total liabilities	19,890	14,966
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 20,000,000 authorized shares; 18,264,736 and 13,962,366 issued and 16,814,336 and 12,511,966 outstanding shares at September 30, 2021, and December 31, 2020, respectively	10,958	8,377
Additional paid-in capital	35,701	26,346
Accumulated deficit	(8,013)	(5,693)
Treasury stock, at cost, 1,450,400 shares at September 30, 2021, and December 31, 2020, respectively	(5,402)	(5,402)
Total stockholders’ equity	33,244	23,628
Total liabilities and stockholders’ equity	$53,134	$38,594

See notes to condensed consolidated financial statements.

* The amounts as of December 31, 2020, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to the Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020 *	September 30, 2021	September 30, 2020 *

Sales, net	$12,626	$12,760	$32,526	$33,586
Expenses
Cost of products	8,488	7,448	20,914	20,316
Selling, general and administrative	4,508	4,158	13,034	13,265
Total expenses	12,996	11,606	33,948	33,581

Operating (loss) income	(370)	1,154	(1,422)	5

Other (expense) income:
Net interest (expense) income	(19)	(6)	(37)	(4)
Loss on disposal of property, plant and equipment	(6)	—	(6)	—
(Loss) gain on investment in securities	(2,157)	(291)	310	(797)
Other expense	(14)	(65)	(59)	(144)
Total other (expense) income	(2,196)	(362)	208	(945)

(Loss) income before income taxes	(2,566)	792	(1,214)	(940)

Income tax expense	—	(2)	(184)	(30)

Net (loss) income	$(2,566)	$790	$(1,398)	$(970)

Net (loss) income per share-basic:	$(0.15)	$0.06	$(0.10)	$(0.08)
Net (loss) income per share-diluted:	$(0.15)	$0.06	$(0.10)	$(0.08)
Weighted average shares outstanding-basic	16,795,356	12,505,096	14,307,847	12,518,587
Weighted average shares outstanding-diluted	16,795,356	12,517,493	14,307,847	12,518,587

See notes to condensed consolidated financial statements.

* The amounts as of September 30, 2020, and the amounts prior to July 1, 2021, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to the Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020 *
Operating activities
Net loss	$(1,398)	$(970)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventories allowances	572	142
Deferred tax expense	184	101
Depreciation and amortization	1,033	1,005
Share-based compensation expense-stock options	215	94
Share-based compensation expense-restricted stock units	162	112
(Gain) loss on investment in securities	(310)	797
Changes in operating assets and liabilities:
Trade accounts receivable	(1,180)	(1,814)
Inventories	(6,008)	5,098
Prepaid expenses and other current assets	(63)	278
Other assets	24	75
ROU asset and lease liability	(15)	222
Accounts payable	2,401	(2,182)
Accrued compensation and related taxes	(113)	157
Accrued warranty expense	(125)	(337)
Deferred revenue	473	566
Accrued other expenses and other current liabilities	529	181
Net cash (used in) provided by operating activities	(3,619)	3,525

Investing activities
Purchases of property, plant, and equipment	(1,921)	(742)
Net cash used in investing activities	(1,921)	(742)

Financing activities
Proceeds from common stock issuance, net of costs	11,559	—
Cash dividends paid	(836)	(752)
Repurchase of common stock	—	(269)
Proceeds from the credit facility and notes payable	3,543	2,196
Repayment of the credit facility and notes payable	(1,465)	(2,253)
Net cash provided by (used in) financing activities	12,801	(1,078)

Net change in cash and cash equivalents	7,261	1,705
Cash and cash equivalents, beginning of period	6,826	4,676
Cash and cash equivalents, end of period	$14,087	$6,381

Supplemental disclosure
Cash paid for interest	$37	$18
Non-cash financing activity
Common stock issued under restricted stock units	$184	$128

See notes to condensed consolidated financial statements.

* The amounts as of September 30, 2020, and the amounts prior to July 1, 2021, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to the Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands, except share and per share data and percentages)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, have been prepared by BK Technologies Corporation, and are unaudited. On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (March 28, 2019) refer to those of BK Technologies, Inc., as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates. In the opinion of management, all adjustments, which include normal, recurring adjustments, necessary for a fair presentation, have been made. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2020, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of September 30, 2021, and December 31, 2020, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

Change in Accounting Principle

As disclosed in Note 4, on July 1, 2021, the Company changed its accounting to burden the material at the time of purchase receipts.  Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress.  This change resulted in a net increase of approximately $1,300 in inventory and a net decrease of $1,300 in accumulated deficit as of July 1, 2021.

The accounting change did not have a material effect on the loss from operations, net loss, or earnings per share for the three and nine months ended September 30, 2021.

2. Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.02 per share of the Company’s common stock on September 23, 2021, to stockholders of record as of October 7, 2021. These dividends were paid on October 18, 2021.

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $7,696 and $6,516 at September 30, 2021, and December 31, 2020, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4. Inventories, Net

On July 1, 2021, the Company changed its accounting to burden the material at the time of purchase receipts. Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress. The Company believes that this method improves financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by providing better matching of revenues and expenses.

The fiscal 2020 financial statements have been retrospectively adjusted to apply the new inventory change. The cumulative effect of this change on periods prior to those presented herein resulted in a net decrease in accumulated deficit of approximately $1,158 as of January 1, 2020.

Inventories, which are presented net of allowance for obsolete and slow-moving inventory, consisted of the following:

	September 30, 2021	December 31, 2020
		(as adjusted)
Finished goods	$2,565	$2,206
Work in process	4,342	3,672
Raw materials	9,074	4,667
	$15,981	$10,545

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,160 at September 30, 2021, compared with approximately $588 (as adjusted) at December 31, 2020.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying fiscal 2020 Condensed Consolidated financial statements were adjusted as follows:

	As Originally Reported ($)	Effect of Change ($)	As Reported under Change in Accounting Principle ($)
Consolidated Balance Sheets
Assets
Inventories, net as of December 31, 2020	9,441	1,104	10,545
Liabilities & Shareholders’ Equity
Accumulated deficit as of December 31, 2020	(6,797)	1,104	(5,693)
Consolidated Income Statements
Cost of goods sold:
Three months ended September 30, 2020	7,560	(112)	7,448
Nine months ended September 30, 2020	20,163	153	20,316
Income (loss) before income taxes:
Three months ended September 30, 2020	680	112	792
Nine months ended September 30, 2020	(787)	(153)	(940)
Net income (loss):
Three months ended September 30, 2020	678	112	790
Nine months ended September 30, 2020	(817)	(153)	(970)
Net (loss) income per share-basic and diluted:
Three months ended September 30, 2020	0.05	0.01	0.06
Nine months ended September 30, 2020	(0.07)	(0.01)	(0.08)
Consolidated Statements of Cash Flows
Net loss as of September 30, 2020	(817)	(153)	(970)
Inventories allowance	117	25	142
Inventories	4,970	128	5,098

5. Income Taxes

The Company has recorded income tax expense of $0 and $184 for the three and nine months ended September 30, 2021, respectively, compared with an income tax expense of $2 and $30 for the same periods last year.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision (benefit) in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, changes in the valuation allowance related to net deferred tax assets, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

As of September 30, 2021, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $98. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2021.

6. Investment in Securities

1347 LP

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP, of which the Company is the sole limited partner. FGI 1347 Holdings, LP (“1347 LP”), was established for the purpose of investing in securities.

Affiliates of Fundamental Global GP, LLC (“FG”), serve as the general partner and the investment manager of 1347 LP, and the Company is the sole limited partner. As the sole limited partner, the Company is entitled to 100% of net assets held by 1347 LP. The general partner of 1347 LP is entitled to reimbursement of certain costs, fees, and expenses arising in connection with 1347 LP’s operations, as provided by the partnership agreement, upon approval by the Company’s Board of Directors.

FG Financial Group

As of September 30, 2021, the Company indirectly held approximately $63 in cash and 477,282 shares of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) (“FGF”), with fair value of $2,324, through an investment in 1347 LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three and nine months ended September 30, 2021, the Company recognized unrealized loss of $2,157 and unrealized gains of $310, respectively, on the investment, compared with unrealized losses of $291 and $797, respectively for the same periods last year. There have been no costs, fees, and expenses paid to the general partner or its affiliates for any periods, including the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, the Company and the affiliates of FG, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,032,765 shares of FGF’s common stock, representing approximately 60.0% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, a member of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7. Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 *, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2020*	13,962,366	$8,377	$26,346	$(5,693)	$(5,402)	$23,628
Common stock issued under restricted stock units	24,505	15	(15)	—	—	—
Share-based compensation expense-stock options	—	—	32	—	—	32
Share-based compensation expense-restricted stock units	—	—	103	—	—	103
Common stock dividends ($0.02 per share)	—	—	—	(251)	—	(251)
Net loss*	—	—	—	(670)	—	(670)
Balance at March 31, 2021*	13,986,871	8,392	26,466	(6,614)	(5,402)	22,842
Common stock issued, net of issuance costs	4,249,250	2,549	9,010	—	—	11,559
Share-based compensation expense-stock options	—	—	33	—	—	33
Share-based compensation expense-restricted stock units	—	—	25	—	—	25
Net income*	—	—	—	1,838	—	1,838
Balance at June 30, 2021*	18,236,121	10,941	35,534	(4,776)	(5,402)	36,297
Common stock issued under restricted stock units	28,615	17	(17)	—	—	—
Share-based compensation expense-stock options	—	—	150	—	—	150
Share-based compensation expense-restricted stock units	—	—	34	—	—	34
Common stock dividends ($0.02 per share)	—	—	—	(671)	—	(671)
Net loss	—	—	—	(2,566)	—	(2,566)
Balance at September 30, 2021	18,264,736	$10,958	$35,071	$(8,013)	$(5,402)	$33,244

*

The balances as of December 31, 2020, March 31, 2021, and June 30, 2021, and the amounts for the three months ended March 31, 2021, and June 30, 2021, have been adjusted to reflect the change in inventory accounting method as described in Notes 1 and 4 of the Condensed Consolidated Financial Statements

7. Stockholders’ Equity - continued

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$(5,133)	$23,276
Change in inventory accounting method	—	—	—	1,158	—	1,158
Balance as of January 1, 2020 *	13,929,381	8,357	26,095	(4,885)	—	24,434
Share-based compensation expense-stock options	—	—	30	—	—	30
Share-based compensation expense-restricted stock units	—	—	21	—	—	21
Common stock dividends ($0.02 per share)	—	—	—	(250)	—	(250)
Net loss *	—	—	—	(1,466)	—	(1,466)
Repurchase of common stock	—	—	—	—	(243)	(243)
Balance at March 31, 2020 *	13,929,381	8,357	26,146	(6,601)	(5,376)	22,526
Common stock issued under restricted stock units	14,439	9	(9)	—	—	—
Share-based compensation expense-stock options	—	—	30	—	—	30
Share-based compensation expense-restricted stock units	—	—	68	—	—	68
Common stock dividends ($0.02 per share)	—	—	—	(252)	—	(252)
Net loss *	—	—	—	(294)	—	(294)
Repurchase of common stock	—	—	—	—	(26)	(26)
Balance at June 30, 2020 *	13,943,820	8.366	26,235	(7,147)	(5,402)	22,052
Common stock issued under restricted stock units	18,546	11	(11)	—	—	—
Share-based compensation expense-stock options	—	—	34	—	—	34
Share-based compensation expense-restricted stock units	—	—	23	—	—	23
Common stock dividends ($0.02 per share)	—	—	—	(250)	—	(250)
Net income *	—	—	—	790	—	790
Balance at September 30, 2020 *	13,962,366	$8,377	$26,281	$(6,607)	$(5,402)	$22,649

*

The balances as of January 1, 2020, March 31, 2020, June 30, 2020, and September 30, 2020, and the amounts for the three months ended March 31, 2020, June 30, 2020, and September 30, 2020, have been adjusted to reflect the change in inventory accounting method as described in Notes 1 and 4 of the Condensed Consolidated Financial Statements.

8. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020 *	September 30, 2021	September 30, 2020 *
Numerator:
Net (loss) income for basic and diluted earnings per share	$(2,566)	$790	$(1,398)	$(970)
Denominator for basic loss per share weighted average shares	16,795,356	12,505,096	14,307,847	12,518,587
Effect of dilutive securities:
Options and restricted stock units	—	12,397	—	—
Denominator for diluted loss per share weighted average shares	16,795,356	12,517,493	14,307,847	12,518,587
Basic income (loss) per share	$(0.15)	$0.06	$(0.10)	$(0.08)
Diluted income (loss) per share	$(0.15)	$0.06	$(0.10)	$(0.08)

Approximately 681,500 stock options and 171,316 restricted stock units for the three and nine months ended September 30, 2021, respectively, and 480,900 and 505,900 stock options and 0 and 147,038 restricted stock units for the three and nine months ended September 30, 2020, respectively, were excluded from the calculation because they were anti-dilutive.

*

The amounts for 2020 and the amounts prior to July 1, 2021, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1and 4 to Condensed Consolidated Financial Statements.

9. Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $150 and $215 for the three and nine months ended September 30, 2021, respectively, compared with $34 and $94, respectively, for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2021, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2021, is presented below:

As of January 1, 2021	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	489,000	3.96	7.23	1.51	20,000
Vested	185,800	4.15	5.65	1.55	20,000
Nonvested	303,200	3.84	8.20	1.49	—

Period activity
Issued	202,500	3.08	—	1.16	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	10,000	4.55	—	1.06	—

As of September 30, 2021
Outstanding	681,500	3.69	7.57	1.41	15,000
Vested	359,600	3.82	6.88	1.44	15,000
Nonvested	321,900	3.54	8.34	1.38	—

Restricted Stock Units

On July 30, 2021, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $50 per award (resulting in total aggregate grant-date fair value of $250), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

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

There were 171,316 and 147,038 restricted stock units outstanding as of September 30, 2021, and December 31, 2020, respectively.

The Company recorded non-cash restricted stock unit compensation expense of $34 and $162 for the three and nine months ended September 30, 2021, respectively, compared with $23 and $112, respectively for the same period last year.

10. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of September 30, 2021.

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

Purchase Commitments

As of September 30, 2021, the Company had purchase commitments for inventory totaling approximately $13,142.

Significant Customers

Sales to United States government agencies represented approximately $6,371 (50.5%) and $13,237 (39.4%) of the Company’s net total sales for the three and nine months ended September 30, 2021, respectively, compared with approximately $8,476 (66.4%) and $19,321 (57.5%), respectively, for the same period last year. Accounts receivable from agencies of the United States government were $5,197 as of September 30, 2021, compared with approximately $3,261 at the same date last year.

11. Debt

BK Technologies, Inc. (“BK Inc.”), a wholly owned subsidiary of the Company, entered into a $5,000 Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) on January 30, 2020. The Credit Agreement provides for a revolving line of credit of up to $5,000, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc., pursuant to the terms of the Continuing Security Agreement with JPMC. The Company and each subsidiary of BK Inc. are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty. On January 26, 2021, the Company extended this revolving credit facility for one year, through January 31, 2022.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to one-month LIBOR or zero if the LIBOR is less than zero) plus a margin of 1.90% (1.973% as of September 30, 2021). The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2020, with all outstanding principal and interest to be payable in full at maturity (January 31, 2022).

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of September 30, 2021, and the date of filing this report. As of September 30, 2021, and the date of filing this report, the Company had an outstanding balance of $1,470, and a net balance availability of $3,530 under the Credit Agreement.

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

Current balances of note payable at September 30, 2021, and December 30, 2020, are set forth in the table below:

	September 30, 2021	December 31, 2020
Note payable-US. Bank	$84	$82
Note payable-JP Morgan Chase Bank	180	—
	$264	$82

Long-term balances of note payable at September 30, 2021, and December 30, 2020, are set forth in the table below:

	September 30, 2021	December 31, 2020
Note payable-US. Bank	$183	$247
Note payable-JP Morgan Chase Bank	490	—
	$673	$247

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

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021, and recognized a termination lease expense of approximately $53. The original term of the lease was through December 31, 2021.

Lease costs consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$136	$158	$438	$445
Short-term lease cost	—	—	—	2
Variable lease cost	33	33	98	96
Total lease cost	$169	$191	$536	$543

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$143	$141	$495	$384
Operating cash flows (liability reduction)	$104	$102	$375	$267

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$419	$14	$454

Other information related to operating leases was as follows:

September 30, 2021
Weighted average remaining lease term (in years)	5.44
Weighted average discount rate	5.50%

Maturity of lease liabilities as of September 30, 2021, were as follows:

September 30, 2021
Remaining three months of 2021	$144
2022	582
2023	595
2024	608
2025	618
Thereafter	722
Total payments	3,269
Less: imputed interest	(447)
Total liability	$2,822

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•	changes or advances in technology;

•	the success of our land mobile radio product line;

•	successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated new multiband product and other related products in the planned new BKR Series product line;

•	competition in the land mobile radio industry;

•	general economic and business conditions, including federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, and the ongoing effects of the COVID-19 pandemic;

•	the availability, terms and deployment of capital;

•	reliance on contract manufacturers and suppliers;

•	risks associated with fixed-price contracts;

•	heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales;

•	allocations by government agencies among multiple approved suppliers under existing agreements;

•	our ability to comply with U.S. tax laws and utilize deferred tax assets;

•	our ability to attract and retain executive officers, skilled workers and key personnel;

•	our ability to manage our growth;

•	our ability to identify potential candidates and to consummate acquisition, disposition or investment transactions, and risks incumbent with being a noncontrolling interest stockholder in a corporation;

•	the impact of general business conditions, including those resulting from the COVID-19 pandemic, on the companies in which we hold investments;

•	impact of our capital allocation strategy;

•	risks related to maintaining our brand and reputation;

•	impact of government regulation;

•	rising health care costs;

•	our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies, as well as any further impact resulting from the COVID-19 pandemic;

•	our inventory and debt levels;

•	protection of our intellectual property rights;

•	fluctuation in our operating results and stock price;

•	acts of war or terrorism, natural disasters and other catastrophic events, such as the COVID-19 pandemic;

•	any infringement claims;

•	data security breaches, cyber-attacks and other factors impacting our technology systems;

•	availability of adequate insurance coverage;

•	maintenance of our NYSE American listing;

•	risks related to being a holding company; and

•	the effect on our stock price and ability to raise equity capital through future sales of shares of our common stock.

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

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company.  This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures.  We also implemented workforce reductions during 2020. For the first nine months of 2021, the impact to our business, particularly customer orders, is not known with certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times and increased costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays and longer delivery times within our supply chain.  While we cannot be certain of the progression or duration of these shortages, they may last for several quarters or years.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, inventory levels, manufacturing operations and financial results.    Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

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

Third Quarter and Nine months Summary

Customer demand and orders for our products were strong during the three months ended September 30, 2021. Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders. Consequently, these orders were carried in backlog, and we anticipate fulfilling many of these orders during the fourth quarter of 2021.

For the third quarter 2021, sales were materially flat compared with the third quarter last year and increased 11.4% from the immediately preceding quarter. The improvement in sales for the third quarter brought sales for the nine-months ended September 30, 2021, within 3.2% of last year’s nine-month period. Gross profit margins as a percentage of sales for the third quarter and nine-month periods of 2021 decreased compared with the same periods of last year, generally reflecting cost increases in materials and freight, and a less favorable sales mix. Selling, general and administrative (“SG&A”) expenses for the nine-month period ended September 30, 2021, decreased 1.7% from the same period last year.

For the third quarter of 2021, our sales totaled approximately $12.6 million, compared with approximately $12.8 million for the same quarter last year. For the nine months ended September 30, 2021, sales totaled approximately $32.5 million, compared with approximately $33.6 million for the same period last year.

Gross profit margins as a percentage of sales for the third quarter of 2021 were approximately 32.8%, compared with 41.6% (as adjusted) for the third quarter last year. For the nine-month period ended September 30, 2021, gross profit margins as a percentage of sales were approximately 35.7%, compared with 39.5% (as adjusted) for the same period last year.

SG&A expenses for the third quarter of 2021 totaled approximately $4.5 million, compared with approximately $4.2 million for the same quarter last year. SG&A expenses for the first nine months of 2021 totaled approximately $13.0 million, compared with approximately $13.3 million for the same period last year.

For the third quarter of 2021, we recognized an operating loss of approximately $370,000, compared with operating income of approximately $1.2 million (as adjusted) for the same quarter last year. For the nine-month period ended September 30, 2021, our operating loss totaled approximately $1.4 million (as adjusted), compared with operating income of approximately $5,000 (as adjusted) for the same period last year.

For the third quarter of 2021, we recognized an unrealized loss totaling approximately $2.2 million on our investment in FGF Financial (formerly 1347 Property Insurance Holdings, Inc.), made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with an unrealized loss of approximately $291,000 on the investment for the third quarter last year. For the nine-month period ended September 30, 2021, we recognized an unrealized gain of approximately $310,000, compared with an unrealized loss of $797,000 for the same period last year.

Net loss for the three months ended September 30, 2021, was approximately $2.6 million ($0.15 per basic and diluted share), compared with net income of approximately $790,000 ($0.06 per basic and diluted share), (as adjusted), for the same quarter last year. For the nine months ended September 30, 2021, our net loss totaled approximately $1.4 million ($0.10 per basic and diluted share), compared with a net loss of approximately $970,000 ($0.08 per basic and diluted share), (as adjusted), for the same period last year.

As of September 30, 2021, working capital totaled approximately $25.6 million, of which approximately $21.7 million was comprised of cash, cash equivalents and trade receivables, reflecting the cash received from or closed public offering of our common stock. As of December 31, 2020, working capital totaled approximately $16.2 million (as adjusted), of which approximately $13.3 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine months Ended
	September 30, 2021	September 30, 2020*	September 30, 2021	September 30, 2020 *
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(67.2)	(58.4)	(64.3)	(60.5)
Gross margin	32.8	41.6	35.7	39.5
Selling, general and administrative expenses	(35.7)	(32.6)	(40.1)	(39.5)
Other (expense) income	(17.4)	(2.8)	0.7	(2.8)
(Loss) income before income taxes	(20.3)	6.2	(3.7)	(2.8)
Income tax (expense) benefit	(0.0)	(0.0)	(0.6)	(0.1)
Net (loss) income	(20.3)%	6.2%	(4.3)%	(2.9)%

*    The amounts for 2020 and the amounts prior to July 1, 2021, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to Condensed Consolidated Financial Statements.

Net Sales

For the third quarter ended September 30, 2021, net sales totaled approximately $12.6 million, compared with approximately $12.8 million for the same quarter last year. Sales for the nine months ended September 30, 2021, totaled approximately $32.5 million, compared with approximately $33.6 million for the nine-month period last year.

Customer demand and orders for our products were particularly strong during the third quarter. Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue. Accordingly, as of the end of the third quarter, these orders were carried in backlog, and we anticipate fulfilling many of them during the fourth quarter of 2021. Although supply chain factors may continue to create delays during the next several quarters, we anticipate being able to fulfill customer requirements. The precise impact to sales and shipments for future quarters, however, cannot be quantified.

Sales for the three and nine months ended September 30, 2021, was attributed primarily to certain federal and state wildland fire and public safety agencies, as well as demand from dealers. During the third quarter we realized increasing sales of the BKR 5000, the first model in our new BKR Series of APCO Project 25 land mobile radio products and solutions that was launched in the second half of 2020.

The BKR Series is envisioned as a comprehensive line of new products, which will include new models in coming quarters. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain and the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

Last year we reorganized our sales resources to focus more effectively on target markets and customers where we can realize sales success. The current funnel of sales prospects includes potential new customers in federal, state, and local public safety agencies. We believe the reorganization and our sales funnel better position us to capture new sales opportunities moving forward.

While the potential impacts of material shortages, lead-times and the COVID-19 pandemic in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2021, were approximately 32.8%, compared with 41.6% (as adjusted) for the same quarter last year. For the nine-month period ended September 30, 2021, gross profit margins were approximately 35.7%, compared with 39.5% (as adjusted) for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the third quarter and nine months ended September 30, 2021, decreased compared with the same period last year primarily due to increased material and freight costs a less favorable mix of product sales. For the nine-month period ended September 30, 2021, gross profit margins also reflect one-time inventory reserves in earlier quarters related to our legacy product line, the KNG series.

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

During recent quarters, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays, extended lead times and increased costs within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the third quarter ended September 30, 2021, totaled approximately $4.5 million (35.7% of sales), compared with approximately $4.2 million (32.6% of sales) for the same quarter last year. For the nine months ended September 30, 2021, SG&A expenses decreased by $231,000, or 1.7%, to approximately $13.0 million (40.1% of sales), compared with approximately $13.3 million (39.5% of sales), for the nine-month period last year.

Engineering and product development expenses for the third quarter of 2021 totaled approximately $2.0 million (16.1% of sales), compared with approximately $2.0 million (15.8% of sales) for the same quarter of last year. For the nine months ended September 30, 2021, engineering and product development expenses totaled approximately $6.2 million (18.9% of sales), compared with approximately $6.1 million (18.1% of sales) for the nine-month period last year. Engineering expenses for both periods were comparable with the same periods last year. Expenses for the design and development of the BKR series, a new line of portable and mobile radios, has continued with most ongoing development being performed by our internal engineering team. Development of the BKR Series is the primary focus of our engineering team. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for the third quarter of 2021 totaled approximately $1.0 million (8.2% of sales), compared with approximately $0.9 million (7.3% of sales) for the third quarter last year, primarily reflecting increased commissions attributed to sales growth. For the nine months ended September 30, 2021, marketing and selling expenses declined approximately $346,000, or 10.2%, to approximately $3.0 million (9.4% of sales), compared with approximately $3.4 million (10.1% of sales). The decreases for the nine-month period are attributed to reductions in sales and go-to-market employment, as well as other sales, marketing, and go-to-market related expenses.

Other general and administrative expenses for the third quarter 2021 totaled approximately $1.4 million (11.4% of sales), compared with approximately $1.2 million (9.6% of sales) for the same quarter last year. For the nine months ended September 30, 2021, general and administrative expenses totaled approximately $3.8 million (11.8% of sales), compared with approximately $3.8 million (11.4% of sales) for the nine-month period last year. Other general and administrative expenses for both periods last year included severance and expenses related to employment reductions.

Operating Loss

The operating loss for the third quarter ended September 30, 2021, totaled approximately $370,000 (2.9% of sales), compared with operating income of approximately $1.2 million (9.0% of sales), (as adjusted), for last year’s third quarter. For the nine months ended September 30, 2021, our operating loss totaled approximately $1.4 million (4.4% of sales), compared with operating income of approximately $5,000 (0.0% of sales) (as adjusted) for the nine-month period last year. The operating loss for the first nine months is attributed primarily to sales mix combined with increased material costs, which adversely impacted gross profit margins. These factors were partially offset by SG&A expense reductions.

Other (Expense) Income

We recorded net interest expense of approximately $19,000 for the third quarter ended September 30, 2021, compared with approximately $6,000 for the third quarter of last year. For the nine months ended September 30, 2021, net interest expense totaled approximately $37,000, compared with approximately $4,000 for the nine-month period last year. Net interest expense was primarily the result of lower average cash balances and equipment financing.

For the third quarter ended September 30, 2021, we recognized an unrealized loss of approximately $2.2 million on our investment in FGF, compared with an unrealized loss of approximately $291,000 for the third quarter last year. For the nine months ended September 30, 2021, we recognized an unrealized gain of approximately $310,000 on our investment in FGF, compared with an unrealized loss of approximately $797,000 for the same period last year.

Income Taxes

We recorded an income tax expense of $0 and $184,000 for the three and nine months ended September 30, 2021, compared with income tax expense of $2,000 and $30,000 for the same period last year.

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

As of September 30, 2021, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $98,000. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2021.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, net cash used in operating activities totaled approximately $3.6 million, compared with cash provided by operating activities of approximately $3.5 million (as adjusted) for the same period last year. Cash used in operating activities for the nine months ended September 30, 2021, was primarily related to a net loss, increased inventory, increases in accounts receivable, and an unrealized gain on securities, which were partially offset by increased accounts payable and depreciation and amortization.

For the first nine months of 2021, we had a net loss of approximately $1.4 million, compared with a net loss of approximately $1.0 million (as adjusted) for the same period last year. Gross inventories increased during the nine months ended September 30, 2021, by approximately $6.1 million (as adjusted), compared with a decrease of approximately $5.1 million (as adjusted) for the same period last year. The increase for the nine-month period was primarily attributable to extended supplier lead-times and planned new product introductions. Accounts receivable increased approximately $1.2 million during the nine months ended September 30, 2021, primarily due to the timing of sales that were consummated later in the quarter that had not yet completed their collection cycle. For the same period last year, accounts receivable increased approximately $1.8 million. The unrealized gain on securities for the nine months ended September 30, 2021, totaled approximately $310,000, compared with an unrealized loss of approximately $797,000 for the same period last year. For additional information pertaining to our investment in securities, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 6 (Investment in Securities) to the condensed consolidated financial statements included in this report. Accounts payable for the nine months ended September 30, 2021, increased approximately $2.4 million, compared with a decrease of approximately $2.2 million for the same period last year, primarily due to purchases from suppliers. Depreciation and amortization totaled approximately $1.0 million for the nine months ended September 30, 2021, compared with approximately $1.0 million for the same period last year. Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the nine months ended September 30, 2021, totaled approximately $1.9 million, primarily for manufacturing equipment. For the same period last year, cash used in investing activities totaled approximately $742,000, primarily for engineering and manufacturing related equipment.

For the nine months ended September 30, 2021, cash of approximately $12.8 million was provided by financing activities. In June we closed a public offering of our common stock, generating net proceeds of approximately $11.6 million. During the nine months ended September 30, 2021, we received proceeds of approximately $3.5 million from our revolving credit facility and from financing related to the purchase of manufacturing equipment. This was partially offset by loan repayments of approximately $1.5 million. For the same period last year, we received proceeds totaling approximately $2.2 million under the Paycheck Protection Program, which were repaid in full within the same period. We used cash of approximately $836,000 and $752,000 to pay quarterly dividends for the nine months ended September 30, 2021and 2020, respectively. During the first quarter of 2020, we also used approximately $269,000 for stock repurchases.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of September 30, 2021, and the date of filing this report. As of September 30, 2021, and the date of filing this report, approximately $1.5 million in borrowings were outstanding under the Credit Agreement.

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

Our cash and cash equivalents balance at September 30, 2021, was approximately $14.1 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and “Item 1A. Risk Factors” below in this report.

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

Except as discussed below under “Change in Accounting Principle”, there were no changes to our critical accounting policies during the quarter ended September 30, 2021, as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Change in Accounting Principle

As disclosed in Note 1 and 4, on July 1, 2021, we changed inventory accounting to burden the material at the time of purchase receipts. Prior to July 1, 2021, we applied the material burden at the time the inventory was issued to work in progress. This change resulted in a net increase of approximately $1.3 million in inventory and retained earnings.

The accounting change did not have a material effect on the loss from operations, net loss, or earnings per share for the three and nine months ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company. This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We also implemented workforce reductions during the third quarter of 2020 and suspended the employer’s 401K match. For the first nine months of 2021, the impact to our business, particularly customer orders, is unknown with any certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times and increased costs for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and longer delivery times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results. Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

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

Dividend Restrictions

On January 26, 2021, BK Technologies, Inc., our wholly owned operating subsidiary, extended its Credit Agreement with JPMC. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including paying dividends to the Company.

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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: November 11, 2021	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 11, 2021	By:	/s/ William P. Kelly
William P. Kelly Executive Vice President and Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

