Form 10-K
period 2021-12-31
BK Technologies Corp
filed 2022-03-17
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

West Melbourne, Florida32904

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, based on the closing price of such stock on the NYSE American on such date, was $37,396,120. As of  March 7, 2022, 16,848,599 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2021 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2021.

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

In business for over 70 years, BK designs, manufactures and markets American-made wireless communications products consisting of two-way land mobile radios (“LMRs”), repeaters, base stations and related components and subsystems.  Two-way LMRs can be units that are hand-held (portable) or installed in vehicles (mobile).  Repeaters expand the range of two-way LMRs, enabling them to operate over a wider area.  Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception.  We employ both analog and digital technologies in our products.

Our digital technology is compliant with the Project 25 standard (“P-25”) for digital LMR equipment.  The P-25 has been adopted by representatives from the Association of Public-Safety Communications Officials-International (“APCO”), the National Association of State Technology Directors (“NASTD”), the United States (“U.S.”) Federal Government and other public safety user organizations.  Our P-25 digital products and our analog products function in the very high frequency (“VHF”) (136MHz - 174MHz), ultra-high frequency (“UHF”) (380MHz - 470MHz, 450MHz - 520MHz), and 700-800 MHz bands.  Our P-25 KNG and KNG2 Series mobile and portable digital radios have been validated under the P-25 Compliance Assessment Program (“CAP”) as being P-25 compliant and interoperable with the communications network infrastructure of six of our competitors.  Since we do not provide our own communications network infrastructure, we believe CAP validation provides confidence for federal, state and local emergency response agencies that our products are a viable and attractive alternative for use on the infrastructure of our competitors.

We offer products under the brand name BK Technologies.  Generally, BK Technologies-branded products serve the government and public safety markets.

BK Technologies, BKR and BK Radio-branded products consist of high-specification, P-25 compliant, LMR equipment with extensive features and capabilities designed for professional radio users primarily in government, public safety and military applications.

We believe that our products and solutions provide superior value to a wide array of customers with demanding requirements, including, for example, emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various commercial enterprises.  Our two-way radio products excel in applications with harsh and hazardous conditions.  They provide high-specification performance, durability and reliability at a lower cost relative to comparable offerings.

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

Significant Events

During 2021, pursuant to our capital return program, we declared and paid four quarterly dividends. The dividend declared in December 2021 was $0.03 per share, while the dividends declared in March, July and September 2021 were $0.02 per share. We have paid twenty-three consecutive quarterly dividends.

On December 17, 2021, a share repurchase program was authorized under which we may repurchase up to an aggregate of $5 million of its common shares.  Share repurchases under this program were authorized to begin immediately.  The program does not have an expiration date.  Any repurchases would be funded using cash on hand and cash from operations.  The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of our common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at our discretion.

On June 9, 2021, we closed a public offering of 4,249,250 shares of our common stock at a price of $3.00 per share, for net proceeds of $11,559,000 after deducting underwriting discounts, commissions and offering expenses. The shares sold in the offering included the exercise in full by the underwriters of their over-allotment option to purchase up to 554,250 shares of common stock in addition to the 3,695,000 shares which the underwriters initially agreed to purchase.  ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.  The net proceeds from the offering have been and will be primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.

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

More recently, growth of the LMR industry has been limited by several factors such as the maturity of markets, funding and budgets for government and public safety agencies, and limited availability of radio frequency spectrum, which hinders existing users in expanding their systems and potential new users from establishing new systems.

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

Although the FCC does not require public safety agencies or any radio users to purchase P-25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers.  In addition, U.S. Federal Government grant programs that provide assistance in funding for state and local agencies to purchase interoperable communications equipment for first responders strongly encourage and often require compliance with the P-25 standard.  Accordingly, although funding for LMR purchases by many government agencies is limited, we believe that, as users upgrade and replace equipment, demand for P-25 LMR equipment will continue to grow.  Additionally, the P-25 standard has also been widely adopted in other countries.  The migration to P-25 equipment is primarily limited to government and public safety agencies.  Radio users in the business and industrial market utilize alternative digital technologies (e.g., Digital Mobile Radio) and analog LMR products.

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

We employ both analog and digital technologies in our products.  Our digital products are compliant with P-25 specifications.  Our P-25 digital products and our analog products function in the VHF (136MHz - 174MHz), UHF (380MHz - 470MHz, 450MHz - 520MHz), and 700-800 MHz bands.

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

Description of Markets

Government and Public Safety Market

The government and public safety market includes military, fire, rescue, law enforcement, homeland security and emergency responder personnel, both domestic and international.  In most instances, BK Radio-branded products serve this market and are sold either directly to end-users or through two-way communications dealers.  Sales to government and public safety users represented substantially all of our sales for 2021 and 2020.

Government and public safety users currently use products that employ either P-25 digital or analog technology.  However, public safety users in federal, state and local government agencies and certain other countries are migrating to digital P-25 products.  The evolution of the standard and compliant digital products is explained in the preceding “Industry Overview” section.

Business and Industrial Market

This market includes enterprises of all sizes that require fast and affordable push-to-talk communication among a discrete group of users, such as corporate disaster recovery, hotels, construction firms, schools and transportation service providers.  Users in this market continue to predominantly utilize analog products.  We offer products to this market under the RELM brand name.  Our sales in this market may be direct to end-users or to dealers and distributors who then resell the products.  Our sales to this market represented approximately 3% of our total sales for 2021 and 8% for 2020.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 31 employees.  Their primary development focus has been the design of a new line of next-generation P-25 digital products, the BKR Series, which are in the process of supplanting our KNG and KNG2 products.  The first product in this line was introduced in August 2020, with additional models planned. The first models in the KNG line were introduced in 2008 and are included on our primary federal contract vehicles.  Subsequently, we added UHF and 700-800MHz products, as well as P-25 Phase II TDMA (Time Division Multiple Access) trunking. The KNG2 Series was introduced in 2016.  Our KNG, KNG2, and BKR products also provide encrypted operation for secured communication, GPS location and network authentication capabilities.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities.  They also have primary responsibility for applied and production engineering.

For 2021 and 2020, our engineering and development expenses were approximately $8.1 million and $7.9 million, respectively. The increase was primarily attributed to engineering staff expenses, which are focused on new BKR product development initiatives.

Intellectual Property

We presently have no U.S. patents in force, however, we have 6 pending U.S. patent applications. We have registered federal trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes” and have applied for registration of “BKR.” We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost-effective resources available for every aspect of our manufacturing.  Consistent with that strategy, we have successfully utilized a hybrid of Florida-based internal manufacturing capability in concert with outside contract arrangements for different manufacturing processes.  In recent years, the breadth of our internal manufacturing capabilities has been expanded.  Our outside manufacturing contract arrangements have been managed and updated to meet our present requirements, including increasing relationships with American concerns.  This hybrid approach has been instrumental in controlling our product costs, allowing us to be competitive and manage our product costs.

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

We rely upon a limited number of both American and foreign suppliers for several key products and components.  Approximately 31% of our material, subassembly and product procurements in 2021 were sourced from seven suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements.  In addition, certain components are obtained from single sources.  During 2021 and 2020, our operations were not materially impaired due to delays from single-source suppliers.  However, the absence of a single-source component could potentially delay the manufacture of finished products.  We manage the risk of such delays by securing secondary sources, where possible, and redesigning products in response to component shortages or obsolescence.  We strive to maintain strong relationships with all of our suppliers.  We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the U.S. Government represented approximately 36% and 51% of our total sales for the years ended December 31, 2021 and 2020, respectively.  These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the USFS and the U.S. Department of Interior (“DoI”).

Backlog

Our backlog of unshipped customer orders was approximately $13.1 million and $5.9 million as of December 31, 2021 and 2020, respectively.  Changes in the backlog are attributed primarily to the timing of orders and their fulfillment, which can be impacted by factors related to our supply chain.

Competition

We compete with other domestic and foreign companies primarily in the North American market, but also internationally.  One dominant competitor, Motorola Solutions, Inc., is estimated to have well in excess of half the market for LMR products.  We compete by capitalizing on our advantages and strengths, which include price, product quality and customer responsiveness.

Governmental Regulation

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2021, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Human Capital Resources

As of December 31, 2021, we had 113 employees, most of whom are located at our West Melbourne, Florida facility; 56 of these employees are engaged in direct manufacturing or manufacturing support, 31 in engineering, 15 in sales and marketing, and 11 in headquarters, accounting and human resources activities.  Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage.  We believe our relations with our employees are good.

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

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2021	2020
	(in millions)
United States	$43.1	$43.1
International	2.3	1.0
Total	$45.4	$44.1

Additional financial information is provided in the Consolidated Financial Statements included in this report.

Item 1A. Risk Factors

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.  We undertake no obligation to revise or update any forward‑looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

We are engaged in a highly competitive industry

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P-25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products, including providing complete, integrated, communications systems and infrastructure. We do not provide complete, integrated, communications systems and infrastructure.  These advantages may allow our competitors:

•	to be more attractive to customers who desire a single-source supplier of LMR products;

•	to respond more quickly to new or emerging technologies and changes in customer requirements, which may render our products obsolete or less marketable;

•	to engage in more extensive research and development;

•	to undertake more far-reaching marketing campaigns;

•	to be able to take advantage of acquisitions and other opportunities;

•	to adopt more aggressive pricing policies; and

•	to be more attractive to potential employees and strategic partners.

Some of our competitors have established broad networks of sales locations and multiple distribution channels that are more extensive than ours.  We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

An increase in the demand for P-25 products could benefit competitors that are better financed and positioned to meet such demand.  P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced two new lines of P-25 products, the KNG and KNG2 Series.  We are currently developing a new line of P-25 digital products, the BKR Series.  Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditures of funds, and we may be unable to successfully do so. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, financial condition and results of operations.

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2021, approximately 35.5% of our sales were to agencies and departments of the U.S. Government, including but not limited to, agencies of the DHS, DoA, DoD and DoI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to the economic, political, and other risks of manufacturing products in foreign countries

We engage in business with manufacturers, some of which are located in other countries. Approximately 31% of our material, subassembly and product procurements in 2021 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic, legal, health and other conditions in such foreign countries, among others. Our business, financial condition and operating results may be materially and adversely affected by, among other things, changes in the general political, social, health and economic conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China, which may cause our manufacturers or suppliers to temporarily suspend operations in the affected region, potentially negatively impacting our product launch timing and shipments, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company.  This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures.  We also implemented workforce reductions during the third quarter of 2020 and suspended the employer’s 401K match. The impact to our business in 2021, particularly customer orders, is not known with any certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and longer delivery times within our supply chain.  While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.    Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

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

Our investment strategy may not be successful, which could adversely impact our financial condition

We may invest part of our cash balances in public companies. For example, as of December 31, 2021, we held 477,282 shares of the common stock of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) (“FGF”). These types of investments carry more risk than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

Fundamental Global GP, LLC ("FG"), with its affiliates, is our largest stockholder, and its interests may differ from the interests of our other stockholders

The interests of FG may differ from the interests of our other stockholders.  As of December 31, 2021, FG and its affiliates, owners and managers together hold approximately 20.75% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Co-Founder, and Partner of FG and Chairman of Ballantyne Strong, Inc., is a member of our Board of Directors.  As a result of its ownership position FG could exert influence over matters submitted for stockholder approval, including the election of our directors and other corporate actions such as significant stock issuances, reorganizations, mergers and asset sales, and over our business, operations and management, including our strategic plans for the business.  FG may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests.  FG’s ownership position may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

We face a number of risks related to challenging economic conditions

Current economic conditions in the U.S. and elsewhere remain uncertain.  These challenging economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including:

•	Potential deferment or reduction of purchases by customers: Significant deficits and limited appropriations confronting our federal, state and local government customers may cause them to defer or reduce purchases of our products. Furthermore, uncertainty about current and future economic conditions may cause customers to defer purchases of our products in response to tighter credit and decreased cash availability. Additionally, any delay, especially any prolonged delay, in the U.S. Government budget process or government shutdown may negatively impact the ability of many of our customers to purchase our products and decrease the number of purchase orders issued under our contracts with government agencies.

•	Negative impact from increased financial pressures on third-party dealers, distributors and suppliers: We make sales to certain of our customers through third-party dealers and distributors. We generally do not require collateral from our customers. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition the end customers to purchase our products from other third parties, or directly from us, it could materially and adversely impact our business, financial condition and operating results. Challenging economic conditions may also impact the financial condition of one or more of our key suppliers, which could negatively affect our ability to secure product to meet our customers’ demands.

•	Limited access by us to credit and capital: The credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. From time to time, we also have cash in financial institutions in excess of federally insured limits, which funds might be at risk of loss should such financial institutions face financial difficulties.

The terms of the credit agreement with JPMorgan Chase Bank, N.A., contain restrictive covenants that may limit our operating flexibility

                On January 13, 2020, BK Technologies, Inc., our wholly-owned operating subsidiary (“BK Technologies, Inc.”), executed Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) and a Line of Credit Note in favor of JPMC in an aggregate principal amount of up to $5,000,000 (the “Original Note”), each dated as of January 13, 2020. The Original Note had a maturity date of January 31, 2021. On January 26, 2021, BK Technologies, Inc. and JPMC entered into a Note Modification Agreement (the “Modification”), to modify the Original Note to, among other things, extend the maturity date of the Original Note to January 31, 2022. Then, on January 21, 2022, BK Technologies, Inc. and JPMC entered into a First Amendment to Credit Agreement (the “Amendment”) to, among other things, extend the maturity date to January 31, 2023. Also on January 31, 2022,  BK Technologies, Inc. delivered to JPMC a related Line of Credit Note (the “Note” and collectively with the Original Credit Agreement, as modified by the Modification and the Amendment , the “Credit Agreement”), in replacement, renewal and extension of the Original Note, as previously modified, which has a maturity date of January 31, 2023. The Credit Agreement provides for a revolving line of credit through January 31, 2023. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including pay dividends to us, enter into liens, indebtedness, loans and guarantees, acquisitions and mergers, or sales of assets, and engage in stock repurchases. It also contains one financial covenant requiring BK Technologies, Inc. to maintain a tangible net worth of at least $20.0 million at any fiscal quarter end. We are a guarantor of BK Technologies, Inc.’s obligations under the Credit Agreement. Events beyond our control, including changes in general business and economic conditions, may impair BK Technologies, Inc.’s ability to comply with these covenants, and a breach of any covenants may result in an event of default. Upon the occurrence of an event of default, JPMC may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the Credit Agreement. BK Technologies, Inc. may be unable to repay any accelerated indebtedness, and we may not be able to repay any indebtedness pursuant to the guarantee or refinance any accelerated indebtedness on favorable terms, or at all. In general, the occurrence of any event of default under the Credit Agreement could have an adverse effect on our financial condition or results of operations.

We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products, and the inability to obtain adequate and timely delivery of supplies and manufactured products could have a material adverse effect on us

We contract with manufacturers to produce portions of our products.  Our use of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost-effective manner, and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.  Approximately 31% of our material, subassembly and product procurements in 2021 were sourced from seven suppliers.  We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for some of our components is up to as six months.  If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

Environmental, social and governance matters may impact our business and reputation.

 Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

 A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.

 ESG goals and values are embedded in our core mission and vision, and we consider their potential impact on the sustainability of our business over time and the potential impact of our business on society. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance.

 Further, possible actions to address ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us

Currently, we have 6 pending applications for US patents.  We have several trademarks related to the names “BK Technologies,” “BK Radio”, and “Radios for Heroes”.  We have applied for a trademark related to the name “BKR.”  As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information.  We also rely on trade secret laws to protect our intellectual property rights.  There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights.  Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future.  It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold.  Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

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

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers or manufacturers are located, or acts of war or terrorism (wherever located around the world) or military activities disrupting transportation, communication or utility systems or otherwise causing damage to our business, employees, suppliers, manufacturers and customers; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber-attacks, could have a material adverse effect on our business, financial condition and results of operations.  Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions.  These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences, such as increases in the costs of insurance, if they result in significant loss of property or other insurable damage.

A security breach or other significant disruption of our information technology systems, or those of our distributors, manufacturers, suppliers and other partners, caused by cyber-attack or other means, could have a negative impact on our operations, sales and results of operations

From time to time, we may experience cyber-attacks on our information technology systems and the information systems of our distributors, manufacturers, suppliers and other partners, whose systems we do not control.  These systems are vulnerable to damage, unauthorized access or interruption from a variety of sources, including, but not limited to, continually evolving cyber-attacks (including social engineering and phishing attempts), attempts to gain unauthorized access to data, cyber intrusion, computer viruses, security breach, misconduct by employees or other insiders with access to our data, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. Computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and partners or our business information. A cyber-attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in disruptions in critical systems, corruption or loss of data, theft of data, funds or intellectual property, and unauthorized release of our or our customers’ proprietary, confidential or sensitive information. Such unauthorized access to, or release of, this information could expose us to data loss, disrupt our operations, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. We may not have adequate insurance coverage to compensate us for any losses associated with such events. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.

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

We may not be able to maintain our NYSE American listing

Our common stock has been listed on the NYSE American since 2005. If we are unable to satisfy the continued listing standards of the NYSE American, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price, our common stock may be delisted. If our common stock is delisted, we would be forced to have our common stock quoted on the OTC Markets or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors, and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate.  We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida.  In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027.  Rental, maintenance and tax expenses for this facility were approximately $556,000 and $510,000 in 2021 and 2020, respectively.

We lease approximately 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida.  This lease will expire on December 31, 2025.  Annual rental, maintenance and tax expenses for the facility were approximately $208,000 and $169,000 in 2021 and 2020, respectively.

Item 3. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business.  There were no pending material claims or legal matters as of December 31, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b) Holders.

On March 1, 2022, there were 539 holders of record of our common stock.

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

(d) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
01/01/20-01/31/20	36,155	$2.94	36,155	81,787
02/01/20-02/29/20	20,963	$2.72	20,963	60,824
03/01/20-03/31/20	44,695	$1.72	44,695	16,129
04/01/20-04/30/20	16,129	$1.63	16,129	-
Total	117,942	$2.25	117,942

(1)	Average price paid per share of common stock repurchased is the executed price, including commissions paid to brokers.

(2)

The Company had a repurchase program of up to one million shares of the Company’s common stock pursuant to a stock repurchase plan in conformity with the provisions of Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act. The repurchase program was initially announced in May 2016, expanded in June 2017 and was completed in April 2020. On December 17, 2021 a share repurchase program was authorized under which the Company may repurchase up to an aggregate of $5 million of its common shares. Share repurchases under this program were authorized to begin immediately. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

BK Technologies Corporation is a holding company, with a wholly-owned operating subsidiary, BK Technologies, Inc. We design, manufacture and market American-made two-way land mobile radios, repeaters, base stations and related components and subsystems. All operating activities are undertaken by BK Technologies, Inc.

Customer demand and orders for our products were strong during 2021.  Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders.  Consequently, these orders were carried in backlog, and we anticipate fulfilling many of these orders during the first half of 2022.

For 2021, sales grew approximately 2.8% to approximately $45.4 million, compared with $44.1 million for the prior year.  The growth was attributed primarily to state and local public safety agencies as well as the first model in our BKR line of products. Gross profit margins as a percentage of sales in 2021 were 35.8%, compared with 40.8% (as adjusted) for the prior year, generally reflecting increases in material, component and freight costs.  Selling, general and administrative (“SG&A”) expenses for 2021 totaled approximately $17.5 million (38.5% of sales), compared with $17.0 million (38.6% of sales) last year. We recognized an operating loss in 2021 of approximately $1.2 million, which was attributed primarily to increased product costs and operating expenses.  For the prior year we recognized operating income of approximately $994,000 (as adjusted).

In 2021 we recognized other expenses, net totaling approximately $318,000, primarily attributed to an unrealized loss from our investment in FGF, made through FGI 1347 Holdings, LP, a consolidated variable interest entity.  This compares with other expense of $797,000 last year, which was also primarily related to an unrealized loss from the investment in FGF.

For 2021 the pretax loss totaled approximately $1.5 million, compared with pretax income of approximately $197,000 (as adjusted) for the prior year.

We recognized a tax expense of approximately $187,000 for 2021, compared with approximately $3,000 for the prior year.  Our income tax expense for both years was largely non-cash as a result of deferred items.

The net loss for 2021 totaled approximately $1.7 million ($0.11 per basic and diluted share), compared with net income of approximately $194,000 ($0.02 per basic and diluted share) (as adjusted) last year.

As of December 31, 2021, working capital totaled approximately $25.2 million, of which $18.8 million was comprised of cash, cash equivalents and trade receivables.  This compares with working capital totaling approximately $16.2 million (as adjusted) at 2020 year-end, which included $13.3 million of cash, cash equivalents and trade receivables.  During 2021, we paid four quarterly dividends, utilizing cash of approximately $1.2 million.

Impact of COVID-19 Pandemic and Supply Chain

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

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company.  This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures.  We also implemented workforce reductions during the third quarter of 2020 and suspended the employer’s 401K match. The impact to our business in 2021, particularly customer orders, is not known with any certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and longer delivery times within our supply chain.  While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.    Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31,
	2021	2020 (as adjusted)
Sales	100.0%	100.0%
Cost of products	(64.2)	(59.2)
Gross margin	35.8	40.8
Selling, general and administrative expenses	(38.5)	(38.6)
Other (expense) income, net	(0.7)	(1.8)
(Loss) income before income taxes	(3.3)	0.4
Income tax expense	(0.4)	(0.0)
Net Income (loss)	(3.7)%	0.4%

Fiscal Year 2021 Compared With Fiscal Year 2020

Sales, net

For 2021, net sales increased approximately $1.2 million to approximately $45.4 million, compared with approximately $44.1 million last year.

Customer demand and orders for our products were strong in 2021.  Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue.  Accordingly, as of December 31, 2021, these orders were carried in backlog, and we anticipate fulfilling many of them during the first half of 2022.  Although supply chain factors may continue to create delays during the next several quarters, we anticipate being able to fulfill customer requirements.  The precise impact to sales and shipments in any particular quarter, however, cannot be quantified.

Sales for the year ended December 31, 2021, were attributed primarily to federal, state and municipal public safety agencies, some of which were new customers. Also, 2021 was the first full year for the sale of the BKR 5000, the first model in our new BKR Series of APCO Project 25 land mobile radio products and solutions that was launched in the second half of 2020.

The BKR Series is envisioned as a comprehensive line of new products, which will include additional models in coming quarters.  The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain and the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products.  However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

As of the end of 2021, our current backlog of customer orders and the funnel of sales prospects is healthy and includes potential new customers in federal, state, and local public safety agencies.  We believe the BKR series products, our expanded sales force, and our sales funnel, position us well to capture new sales opportunities moving forward.

The impacts of material shortages, lead-times and the COVID-19 pandemic in coming months and quarters is uncertain.  Such effects have the potential to adversely impact our customers and our supply chain, which could adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for 2021, were approximately 35.8%, compared with 40.8% (as adjusted) for the prior year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the year ended December 31, 2021, decreased compared with the same period last year primarily due to increased material, component and freight costs related primarily to supply chain factors, as well as one-time inventory reserves related to our legacy product line, the KNG series.

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

SG&A expenses for the year ended December 31, 2021, totaled approximately $17.5 million (38.5% of sales), compared with approximately $17.0 million (38.6% of sales) for the prior year.

Engineering and product development expenses for 2021 totaled approximately $8.1 million (17.9% of sales), compared with approximately $7.9 million (17.8% of sales) for the prior year. Engineering and product development expenses are primarily related to the continued design and development of BKR series, a new line of portable and mobile radios.  These development activities are the main focus of our engineering team.  The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for the year ended December 31, 2021, totaled approximately $4.0 million (8.9% of sales), compared with approximately $4.2 million (9.5% of sales) for the prior year.  The decrease in marketing and selling expenses for the year are attributed to staff-related and other sales and go-to-market expenses, which were partially offset by increased commissions.

General and administrative expenses for the year ended December 31, 2021, totaled approximately $5.4 million (11.7% of sales), compared with approximately $4.9 million (11.2% of sales) for the prior year. The increase in general and administrative expenses for the year is attributed primarily to corporate management and headquarters related expenses.

Operating (Loss) Income

For the year ended December 31, 2021, our operating loss totaled approximately $1.2 million (2.6% of sales), compared with operating income of approximately $1.0 million (2.3% of sales), (as adjusted), for the prior year. The operating loss for the year is attributed primarily to increased material and other cost of sales, which adversely impacted gross profit margins, and increased general and administrative expenses.

Other (Expense) Income

Interest (Expense) Income

We recorded net interest expense of approximately $53,000 for the year ended December 31, 2021, compared with approximately $8,000 for the prior year.  Net interest expense was attributed primarily to equipment financing and our revolving credit facility.

Gain/Loss on Investment in Securities

For the year ended December 31, 2021, we recognized an unrealized loss of approximately $220,000 on our investment in FGF, compared with an unrealized loss of approximately $620,000 for the prior year.

Income Tax/(Expense) Benefit

We recorded an income tax expense of $187,000 for the year ended December 31, 2021, compared with income tax expense of $3,000 for the prior year.

Our income tax provision is based on the effective tax rate for the year.  The tax expense in any period may be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

As of December 31, 2021, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets.  Accordingly, we established a valuation allowance of $610,000.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2021.

Liquidity and Capital Resources

For the year ended December 31, 2021, net cash used in operating activities totaled approximately $6.3 million, compared with cash provided by operating activities of approximately $4.4 million (as adjusted) for the prior year.  Cash used in operating activities for the year was primarily related to a net loss, increased inventory, and increases in accounts receivable, which were partially offset by increased accounts payable and depreciation and amortization.

For 2021, we had a net loss of approximately $1.7 million, compared with net income of approximately $194,000 (as adjusted) for the prior year.  Net inventories increased during the year ended December 31, 2021, by approximately $6.4 million (as adjusted), compared with a decrease of approximately $4.1 million (as adjusted) for the prior year. The increase was primarily attributable to extended supply-chain lead times, which impacted material purchases and sales shipments, as well as material for planned new product introductions. Accounts receivable increased approximately $1.8 million during the year ended December 31, 2021, primarily due to the timing of sales that were consummated later in the year that had not yet completed their collection cycle.  For the same period last year, accounts receivable increased approximately $2.5 million. Accounts payable for the year ended December 31, 2021, increased approximately $0.8 million, compared with a decrease of approximately $191,000 for the prior year, primarily due to the timing of purchases from suppliers.  Depreciation and amortization totaled approximately $1.4 million for the year ended December 31, 2021, compared with approximately $1.3 million for the prior year.  Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the year ended December 31, 2021, totaled approximately $2.3 million, primarily for manufacturing and engineering related equipment.  For the prior year, cash used in investing activities totaled approximately $946,000, primarily for engineering and manufacturing related equipment.

For the year ended December 31, 2021, cash of approximately $12.4 million was provided by financing activities.  In June we closed a public offering of our common stock, generating net proceeds of approximately $11.6 million.  During the year, we received proceeds of approximately $5.7 million from our revolving credit facility and from financing related to the purchase of manufacturing equipment.  This was partially offset by loan repayments of approximately $3.7 million.  For the same period last year, we received proceeds totaling approximately $2.2 million under the Paycheck Protection Program, which were repaid in full within the same period.  We used cash of approximately $1.2 million and $1.0 million to pay quarterly dividends for the years ended December 31, 2021 and 2020, respectively.  During the first quarter of 2020, we also used approximately $269,000 for stock repurchases.

On January 31, 2022, our revolving credit facility, which originated on January 30, 2020, was extended for one year, through January 31, 2023.

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

Borrowings under the Credit Agreement will bear interest at the secured overnight financing rate plus a margin of 2.0%. The line of credit is to be repaid in monthly payments of interest only, payable in arrears, with all outstanding principal and interest to be payable in full at maturity.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of December 31, 2021, and the date of filing this report.  As of December 31, 2021, and the date of filing this report, approximately $1.5 million in borrowings were outstanding under the Credit Agreement.

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

Our cash and cash equivalents balance at December 31, 2021, was approximately $10.6 million.  We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future.  We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions and the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in this report.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of the ASU. The Company adopted this guidance as of January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts was approximately $50,000 on gross trade receivables of approximately $8.3 million as of December 31, 2021, as compared with $50,000 on gross trade receivables of approximately $6.5 million as of December 31, 2020.  This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2021 and 2020.  Because the amount that we will actually collect on the receivables outstanding as of December 31, 2021 and 2020 cannot be known with certainty, we rely on prior experience.  Our historical collection losses have typically been infrequent, with write-offs of trade receivables being significantly less than 1% of sales during past years.  Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability.  Currently, our general allowance on trade receivables is approximately 0.6% of gross receivables.  As revenues and total receivables increase, the allowance balance may also increase.  We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues.  We analyze our trade receivables portfolio based on the age of each customer’s invoice.  In this way, we can identify those accounts that are more likely than not to have collection problems.  We may reserve a portion or all of the customer’s balance.  As of December 31, 2021 and 2020, we had no specific allowance on trade receivables.

Slow-moving, Excess and Obsolete Inventory

The allowance for slow-moving, excess and obsolete inventory was approximately $1.3 million and $588,000 (as adjusted) at December 31, 2021 and 2020, respectively.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Part I-Item 1A. Risk Factors” and elsewhere in this report and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 7. Financial Statements and Supplementary Data

See the Consolidated Financial Statements included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BK Technologies Corporation

West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BK Technologies Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As disclosed in Notes 1 and 2 to the consolidated financial statement, effective July 1, 2021, the Company elected to change its method of accounting for inventory to apply material burden to purchased material at the time of purchase receipts. Prior to July 1, 2021, the Company applied the material burden at the time of the inventory was issued to work in progress.

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

Allowance for slow-moving, excess, and obsolete inventory

 As disclosed in Note 1 of the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving, excess, and obsolete inventory to state the Company’s inventories at the lower of cost or net realizable value.  The Company relies on, among other things, past usage/sales experience, future sales forecasts, and its strategic business plan to develop the estimate.  As a result of management’s assessment, the Company recorded an allowance for slow-moving, excess, and obsolete inventory of approximately $1,288,000 as of December 31, 2021.

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

Assessment of Realizability of deferred tax assets

As disclosed in Note 8 of the Company’s consolidated financial statements, the Company records and measures net deferred tax assets based on estimated realizability.  Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. The Company recorded approximately $4,116,000 in net deferred tax assets after recording a valuation allowance of approximately $610,000 as of December 31, 2021.

Auditing management’s assessment of the realizability of deferred tax assets involved subjective estimation and high degree of auditor judgment in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing deferred tax assets before expiration.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding and evaluated the design of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of pre-tax income, and related entity-level controls.  We also evaluated the assumptions used by the Company to develop projections of future taxable income, and tested the completeness and accuracy of the underlying data used in the projections, including comparing the projections of pre-tax income with the actual results of prior periods.  In addition, we analyzed the nature of items giving rise to deferred tax assets and considered related expiration dates, as applicable.  Furthermore, we evaluated management’s business plan and analysis of current economic and industry trends, including the impact of the COVID-19 pandemic, and compared projections of future pre-tax income to other forecasted financial information prepared by management.

/s/ MSL, P.A.

We have served as the Company’s auditor since 2015.

Orlando, Florida

March 17, 2022

BK TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2021	December 31, 2020 *

ASSETS

Current assets:
Cash and cash equivalents	$10,580	$6,826
Trade accounts receivable, net	8,229	6,466
Inventories, net	16,978	10,545
Prepaid expenses and other current assets	1,634	1,878
Total current assets	37,421	25,715

Property, plant and equipment, net	4,556	3,566
Right-of-use (ROU) asset	2,399	2,887
Investment in securities	1,795	2,014
Deferred tax assets, net	4,116	4,300
Other assets	98	112
Total assets	$50,385	$38,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,883	$5,119
Accrued compensation and related taxes	1,099	1,635
Accrued warranty expense	533	791
Accrued other expenses and other current liabilities	938	307
Dividends payable	505	250
Short-term lease liability	447	525
Credit facility	1,470	-
Notes payable-current portion	267	82
Deferred revenue	1,045	757
Total current liabilities	12,187	9,466

Notes payable, net of current portion	605	247
Long-term lease liability	2,269	2,702
Deferred revenue	2,706	2,551
Total liabilities	17,767	14,966
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $ 1.00 par value; 1,000,000 authorized shares; none issued or outstanding	-	-
Common stock; $.60 par value; 50,000,000 authorized shares; 18,298,999 and 13,962,366 issued and 16,848,599 and 12,511,966 outstanding shares at December 31, 2021, and 2020, respectively	10,979	8,377
Additional paid-in capital	35,862	26,346
Accumulated deficit	(8,821)	(5,693)
Treasury stock, at cost, 1,450,400 shares at December 31, 2021 and 2020	(5,402)	(5,402)
Total stockholders’ equity	32,618	23,628
Total liabilities and stockholders’ equity	$50,385	$38,594

See notes to consolidated financial statements.

* The amounts as of December 31, 2020, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020 *
Sales, net	$45,364	$44,139
Expenses
Cost of products	29,103	26,109
Selling, general and administrative	17,457	17,036
Total expenses	46,560	43,145
Operating (loss) income	(1,196)	994
Other (expense) income:
Net interest (expense)	(53)	(8)
Gain on disposal of property, plant, and equipment	40	-
(Loss) on investment in securities	(219)	(620)
Other (expense)	(86)	(169)
Total other (expense)	(318)	(797)
(Loss) income before income taxes	(1,514)	197
Income tax (expense)	(187)	(3)
Net (loss) income	$(1,701)	$194
Net (loss) income per share-basic	$(0.11)	$0.02
Net (loss) income per share-diluted	$(0.11)	$0.02
Weighted average shares outstanding-basic	14,941	12,553
Weighted average shares outstanding-diluted	14,941	12,561

See notes to consolidated financial statements.

* The amounts for the year ended December 31, 2020, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	13,929,381	$8,357	$26,095	$(6,043)	$(5,133)	$23,276
Change in inventory accounting method	-	-	-	1,158	-	1,158
Balance as of January 1, 2020*	13,929,381	8,357	26,095	(4,885)	-	24,434
Common stock issued-restricted stock units	32,985	20	(20)	-	-	-
Share-based compensation expense-stock options	-	-	129	-	-	129
Shared-based compensation expense-restricted stock units	-	-	142	-	-	142
Dividends declared ($0.08 per share)	-	-	-	(1,002)	-	(1,002)
Net income	-	-	-	194	-	194
Repurchased of common stock	-	-	-	-	(269)	(269)
Balance at December 31, 2020*	13,962,366	8,377	26,346	(5,693)	(5,402)	23,628
Common stock issued net of issuance cost	4,249,250	2,549	9,010	-	-	11,559
Common stock issued-restricted stock units	87,383	53	(53)			-
Share-based compensation expense-stock options	-	-	253	-	-	253
Shared-based compensation expense-restricted stock units	-	-	306	-	-	306
Dividends declared ($0.09 per share)	-	-	-	(1,427)	-	(1,427)
Net loss	-	-	-	(1,701)	-	(1,701)
Balance at December 31, 2021	18,298,999	$10,979	$35,862	$(8,821)	$(5,402)	$32,618

See notes to consolidated financial statements.

* The amounts for the year ended December 31, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020 *
Operating activities
Net (loss) income	$(1,701)	$194
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Inventory allowance	700	194
Deferred tax expense	184	73
Depreciation and amortization	1,394	1,344
Share-based compensation expense -stock options	253	129
Share-based compensation expense-restricted stock units	306	142
Unrealized loss on investment in securities	219	620
(Gain) on sale of equipment	(40)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(1,763)	(2,502)
Inventories	(7,133)	3,932
Prepaid expenses and other current assets	244	(145)
Other assets	14	84
ROU Assets and Lease Liabilities	(23)	250
Accounts payable	764	(191)
Accrued compensation and related taxes	(536)	364
Accrued warranty expense	(258)	(457)
Deferred revenue	443	585
Accrued other expenses and other current liabilities	631	(172)
Net cash (used in) provided by operating activities	(6,302)	4,444

Investing activities
Proceeds from the sale of property, plant, and equipment	72	0
Purchases of property, plant and equipment	(2,416)	(946)
Net cash used in investing activities	(2,344)	(946)

Financing activities
Dividends paid	(1,172)	(1,002)
Repurchase of common stock	-	(269)
Proceeds from issuance of common stock, net of costs	11,559	-
Proceeds from credit facility and notes payable	5,743	2,196
Repayment of credit facility and notes payable	(3,730)	(2,273)
Net cash provided by (used in) financing activities	12,400	(1,348)

Net change in cash and cash equivalents	3,754	2,150
Cash and cash equivalents, beginning of year	6,826	4,676
Cash and cash equivalents, end of year	$10,580	$6,826

Supplemental disclosure
Interest paid	$53	$22

Non-cash financing activity
Common Stock issued under restricted stock units	$298	$128

See notes to consolidated financial statements.

* The amounts for the year ended December 31, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

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

1. Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows.  No long-lived assets were considered impaired at December 31, 2021 and 2020.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base.  If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2021 and 2020 is adequate.

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

1. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2021 and 2020, accounts receivable from governmental customers were approximately $1,500 and $2,102, respectively.  Generally, receivables are due within 30 days.  Credit losses relating to customers have been consistently within management’s expectations.

The Company primarily maintains cash balances at one financial institution.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250.  From time to time, the Company has had cash in financial institutions in excess of federally insured limits.  As of December 31, 2021, the Company had cash and cash equivalents in excess of FDIC limits of $10,401.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers.  Some of these manufacturers and suppliers are in other countries.  Approximately 32.4% of the Company’s material, subassembly and product procurements in 2021 were sourced internationally, of which approximately 31.0% were sourced from seven suppliers.  For 2020, approximately 53.0% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 48.0% were sourced from three suppliers.  Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, and other liabilities. As of December 31, 2021 and 2020,  the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

The Company uses observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing investment in securities.

Shipping and Handling Costs

Shipping and handling costs are classified as a part of cost of products in the accompanying consolidated statements of operations. Amounts billed to a customer, if any, for shipping and handling are reported as revenue.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred.  Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2021 and 2020, such expenses totaled $243 and $214, respectively.

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2021 and 2020 are engineering, research and development costs of $8,203 and $7,869, respectively.

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

1. Summary of Significant Accounting Policies (Continued)

Restricted Stock Units

On December 17, 2021, upon the resignation of former director John Struble, the company, at the direction of the Board of Directors, accelerated the vesting of Mr. Struble’s unvested restricted stock units granted September 6, 2018, September 6, 2019, August 24, 2020, and July 30, 2021, and issued 34,264 shares of common stock to Mr. Struble.

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

1. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with GAAP.

Comprehensive Income (loss)

Comprehensive income (loss) was equal to net income (loss) for the years ended December 31, 2021 and 2020.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in the ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Change in Accounting Principle

As disclosed in Note 2, on July 1, 2021, the Company changed its accounting to burden the material at the time of purchase receipts.  Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress. This change resulted in a net increase of approximately $ 1,300 in inventory and a net decrease of $ 1,300 in accumulated deficit as of July 1, 2021.

The accounting change did not have a material effect on the loss from operations, net loss, or earnings per share for year ended December 31, 2021.

2. Inventories, net

On July 1, 2021, the Company changed its accounting for inventory to burden the material at the time of purchase receipts.  Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress.  The Company believes that this method improves financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by providing better matching of revenues and expenses.

The fiscal 2020 financial statements have been retrospectively adjusted to apply the new inventory change.  The cumulative effect of this change on periods prior to those presented herein resulted in a net decrease in accumulated deficit of approximately $1,158 as of January 1, 2020.

Inventories, which are presented net of allowance for slow-moving, excess, and obsolete inventory, consisted of the following:

	December 31,
	2021	2020 (as adjusted)
Finished goods	$2,335	$2,206
Work in process	4,527	3,672
Raw materials	10,116	4,667
	$16,978	$10,545

Changes in the allowance for slow-moving, excess, and obsolete inventory are as follows:

	Years Ended December 31,
	2021	2020 (as adjusted)
Balance, beginning of year	$588	$823
Charged to cost of sales	700	194
Disposal of inventory	-	(429)
Balance, end of year	$1,288	$588

For the year ended December 31, 2020, the Company wrote off obsolete inventory that had been fully allowed for previously, which had no material impact to the Company’s consolidated balance sheets or consolidated statements of operations.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying fiscal 2020  Consolidated financial statements were adjusted as follows:

	As Originally Reported ($)	Effect of Change ($)	As Reported under Change in Accounting Principle ($)
Consolidated Balance Sheets
Assets
Inventories, net as of December 31, 2020	9,441	1,104	10,545
Liabilities & Shareholders’ Equity
Accumulated deficit as of December 31, 2020	(6,797)	1,104	(5,693)
Consolidated Income Statements
Cost of goods sold:
Year ended December 31, 2020	26,055	54	26,109
Income before income taxes:
Year ended December 31, 2020	251	(54)	197
Net income:
Year ended December 31, 2020	248	(54)	194
Net income per share-basic and diluted:
Year ended December 31, 2020	0.02	-	0.02
Consolidated Statements of Cash Flows
Net income as of December 31, 2020	248	(54)	194
Inventories allowance	126	68	194
Change in inventories	3,946	(14)	3,932

3. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2021	2020
Balance, beginning of year	$50	$50
Provision for doubtful accounts	-	-
Uncollectible accounts written off	-	-
Balance, end of year	$50	$50

4. Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2021	2020
Leasehold improvements	$586	$727
Machinery and equipment	14,120	11,971
Gross Property, Plant, and Equipment	14,706	12,698
Less accumulated depreciation and amortization	(10,150)	(9,132)
Property, plant and equipment, net	$4,556	$3,566

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2021 and 2020 was approximately $1,394 and $1,344, respectively. During the year ended 31, 2020, the company removed from its records approximately $1,400 of fully depreciated machinery and equipment.

5. Debt

On January 13, 2020, BK Technologies, Inc., our wholly-owned operating subsidiary (“BK Technologies, Inc.”), executed Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) and a Line of Credit Note in favor of JPMC in an aggregate principal amount of up to $5,000,000 (the “Original Note”), each dated as of January 13, 2020. The Original Note had a maturity date of January 31, 2021. On January 26, 2021, BK Technologies, Inc. and JPMC entered into a Note Modification Agreement (the “Modification”), to modify the Original Note to, among other things, extend the maturity date of the Original Note to January 31, 2022. Borrowings under the Credit Agreement bore interest at a rate per annum equal to one-month LIBOR (or zero if the LIBOR was less than zero) plus a margin of 1.90% (2.00 as of December 31, 2021). Then, on January 21, 2022, BK Technologies, Inc. and JPMC entered into a First Amendment to Credit Agreement (the “Amendment”) to, among other things, extend the maturity date to January 31, 2023. Also on January 31, 2022, BK Technologies, Inc. delivered to JPMC a related Line of Credit Note (the “Note” and collectively with the Original Credit Agreement, as modified by the Modification and the Amendment , the “Credit Agreement”), in replacement, renewal and extension of the Original Note, as previously modified, which has a maturity date of January 31, 2023.

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

Borrowings under the Credit Agreement will bear interest at  the secured overnight financing rate plus a margin of 2.0%. The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2022, with all outstanding principal and interest to be payable in full at maturity (January 31, 2023).

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of December 31, 2021 and the date of filing this report.  As of December 31, 2021, the Company had an outstanding balance of $1,470, and a net balance availability of $3,530.  As of the date of filing this report, the Company had an outstanding balance of $1,470, and a net balance availability of $2,556,000   under the Credit Agreement.

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

Current balances of note payable at December 31, 2021 and 2020, respectively, are set forth in the table below:

	December 31, 2021	December 31, 2020
Note payable-US. Bank	$86	$82
Note payable-JP Morgan Chase Bank	181	-
	$267	$82

Long-term balances of note payable at December 31, 2021 and 2020, respectively, are set forth in the table below:

	December 31, 2021	December 31, 2020
Note payable-US. Bank	$161	$247
Note payable-JP Morgan Chase Bank	444	-
	$605	$247

6. Investment in Securities

The Company has an investment in a limited partnership, FGI 1347 Holdings, LP (“1347 LP”), of which the Company is the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities.

As of December 31, 2021, the Company indirectly held approximately $63 in cash and 477,282 shares of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) with fair value of $1,795, through an investment in FGI 1347 Holdings, LP. These shares were purchased in March and May 2018 for approximately $3,741.

During the years ended December 31, 2021 and 2020, the Company recognized a loss of approximately $219 and $620, respectively, due to changes in the unrealized loss on investment in securities.

Affiliates of Fundamental Global GP, LLC (“FG”) serve as the general partner and the investment manager of 1347 LP, and the Company is the sole limited partner. As the sole limited partner, the Company is entitled to 100% of net assets held by 1347 LP. There were no fees paid to the general partner or its affiliates for the years ended December 31, 2021 or 2020. As of December 31, 2021, the Company and the affiliates of FG, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,632,765 shares of FGF’s common stock, representing approximately 55.9% of FGF’s outstanding shares. FG with its affiliates is the largest stockholder of the Company. Mr. Kyle Cerminara, a member of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $556 and $510 in 2021 and 2020, respectively.

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020.  Annual rental, maintenance and tax expenses for the facility were approximately $208 and $169 in 2021 and 2020, respectively.

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021, and recognized a termination lease expense of approximately $53.  The original term of the lease was through December 31, 2021.

Lease costs consist of the following:

	December 31,
	2021	2020
Operating lease cost	$573	$610
Short-term lease cost	-	2
Variable lease cost	131	129
Total lease cost	$704	$741

Supplemental cash flow information related to leases was as follows:

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$639	$521
Operating cash flows (liability reduction)	481	367

ROU assets obtained in exchange for lease obligations:
Operating leases	14	454

Other information related to operating leases was as follows:

December 31, 2021
Weighted average remaining lease term (in years)	5.19
Weighted average discount rate	5.50%

Maturity of lease liabilities as of December 31, 2021 were as follows:

Year ending December 31,
2022	$582
2023	595
2024	608
2025	618
2026	479
Thereafter	243
Total payments	3,125
Less: imputed interest	(409)
Total liability	$2,716

8. Income Taxes

The income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2021	2020
Current:
Federal	$0	$(72)
State	3	3
	3	(69)
Deferred:
Federal	184	(43)
State	0	116
	184	72
	$187	$3

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2021	2020

Statutory U.S. income tax rate	(21.00)%	21.00%
State taxes, net of federal benefit	(0.16)%	6.0%
Permanent differences	(1.31)%	3.45%
Change in valuation allowance	(26.32)%	38.83%
Change in net operating loss carryforwards and tax credits	16.72%	(67.58)%
Prior period adjustment and other	19.72%	(0.50)%
Effective income tax rate	(12.35)%	1.20%

8. Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Operating loss carryforwards	$984	$1,238
R&D Tax Credit	2,233	1,952
Section 263A costs	38	203
Amortization	18	21
Unrealized loss	442	391

Asset reserves:
Bad debts	11	11
Inventory allowance	292	118

Accrued expenses:
Non-qualified stock options	127	175
Compensation	116	64
Warranty	971	927
Deferred tax assets	5,235	5,098

Less valuation allowance	(610)	(98)
Total deferred tax assets	4,625	5,000

Deferred tax liabilities:
Depreciation	(509)	(700)
Total deferred tax liabilities	(509)	(700)

Net deferred tax assets (before unrealized gain)	4,116	4,300

Deferred tax liability: unrealized gain	-	-
Net deferred tax assets	$4,116	$4,300

As of December 31, 2021, the Company had a net deferred tax asset of approximately $4,625 (net of valuation allowance) offset by deferred tax liabilities of $509 derived from accelerated tax depreciation. This asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development tax credits, and deferred revenue, net of a valuation allowance of approximately $610. The NOLs total approximately $3,554 for federal and $6,751 for state purposes, with expirations starting in 2022 for state purposes. State NOLs of $2 expired in 2021.

During 2020, the Company generated $199 of federal NOLs and during 2021, the Company expects to generate $16 in additional federal NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2021, 2020, and 2019.  GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

Management’s analysis of all available evidence, both positive and negative, provides support that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset.  Accordingly, as of December 31, 2021, a valuation allowance has been established totaling approximately $610.

8. Income Taxes (Continued)

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2021. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future.  The 2021 federal and state NOLs and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company by any stockholder with 5% or greater ownership.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2022, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2021, and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended December 31, 2021 and 2020, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2018, 2019, and 2020 are still open to IRS examination under the statute of limitations.  The last IRS examination on the Company’s 2007 calendar year was closed with no change.

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2021	2020 (as adjusted)
Numerator:
Net (loss) income from continuing operations numerator for basic and diluted earnings per share	$(1,701)	$194
Denominator:
Denominator for basic income (loss) per share weighted average shares	14,941,028	12,552,889
Effect of dilutive securities:
Stock options	—	8,440
Denominator for diluted income (loss) per share weighted average shares	14,941,028	12,561,329
Basic (loss) income per share	$(0.11)	$0.02
Diluted (loss) income per share	$(0.11)	$0.02

9. Income (Loss) Per Share (Continued)

Approximately 676,500 stock options and 137,055 restricted stock units for the year ended December 31, 2021 and 464,000 stock options and 139,233 restricted stock units for the year ended December 31, 2020, were excluded from the calculation because they were anti-dilutive.

10. Share-Based Employee Compensation

The Company has an employee and non-employee director incentive compensation equity plan.  Related to these programs, the Company recorded $253 and $129 of share-based employee compensation expense during the years ended December 31, 2021 and 2020, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations.  No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant.  The share-based employee compensation expense recorded in the years ended December 31, 2021 and 2020 was calculated using the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options.  The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date.  In 2021, the Company paid dividends on January 19, for a dividend declared in 2020, April 26, August 9 and October 18. In December 2021, the Company’s Board of Directors also declared a quarterly dividend that was paid on January 24, 2022.  The Company has estimated its future stock option exercises.  The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees.  The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2021	FY 2020
Expected Volatility	52.3%	52.1%
Expected Dividends	3.0%	2.0%
Expected Term (in years)	6.5	6.5
Risk-Free Rate	0.80%	0.49%
Estimated Forfeitures	0.0%	0.0%

10. Share-Based Employee Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2021, and changes during the year ended December 31, 2021, are presented below:

As of January 1, 2021	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	489,000	3.96	7.23	1.51	24,000
Vested	185,800	4.15	5.65	1.55	24,000
Nonvested	303,200	3.84	8.20	1.49	—

Period activity
Issued	202,500	3.08	—	1.16	—
Exercised	—	—	—	—	—
Forfeited	5,000	5.10	—	1.37	—
Expired	10,000	4.55	—	1.06	—

As of December 31, 2021
Outstanding	676,500	3.68	7.33	1.41	4,500
Vested	361,600	3.80	6.66	1.44	4,500
Nonvested	314,900	3.53	8.10	1.39	—

Outstanding:
Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)
2.23	3.83	447,500	3.23	8.06
4.07	5.10	229,000	4.55	5.91
		676,500	3.68	7.33

Exercisable:
Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($) Per Share
2.23	3.83	211,000	3.20
4.07	5.10	150,600	4.66
		361,600	3.80

The weighted-average grant-date fair value per option granted during the years ended December 31, 2021 and 2020 was $1.16 and $1.27, respectively. There were no stock options exercised during the years ended December 31, 2021 and 2020.

In connection with the restricted stock units granted to non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued, utilizing the most current information available to the Company at the date of the consolidated financial statements.  The Company estimates the fair value of the restricted stock unit awards based upon the market price of the underlying common stock on the date of grant.  As of December 31, 2021 and 2020, there was approximately $802 and $872, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over four years.

11.  Significant Customers

Sales to the U.S. Government represented approximately 35.5% and 50.5% of the Company’s total sales for the years ended December 31, 2021 and 2020, respectively.  These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

12. Retirement Plan

The Company sponsors a participant contributory retirement 401(k) plan, which is available to all employees.  The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount.  In the second quarter of 2020, the Company suspended the contribution match to the participant contributory retirement 401(k) plan to reduce costs and to better position the Company in an uncertain business environment due in part to the COVID-19 pandemic.  The Company's contribution match was reinstated in January 2021.  For the years ended December 31, 2021 and 2020, total contributions made by the Company were $160 and $60, respectively.

13. Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products.  Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement.  The Company paid $114 and $120 for the years ended December 31, 2021 and 2020, respectively.  The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $12,610 as of December 31, 2021.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2021, the plan had a stop-loss provision insuring losses beyond $90 per employee per year and an aggregate stop-loss of $1,180.  As of December 31, 2021 and 2020, the Company recorded an accrual for estimated claims in the amount of approximately $97 and $116, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2021 and 2020.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year product warranties during the years ended December 31, 2021 and 2020 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2021	$791	$169	$(427)	$533
2020	$1,248	$166	$(623)	$791

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

There were no pending material claims or legal matters as of December 31, 2021.

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

On December 17, 2021 a share repurchase program was authorized under which the Company may repurchase up to an aggregate of $5 million of its common shares.  Share repurchases under this program were authorized to begin immediately.  The program does not have an expiration date.  Any repurchases would be funded using cash on hand and cash from operations.  The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion.

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

Pursuant to the capital return program, during 2021, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.02 per share on March 16, July 8, September 23, and $0.03 per share on December 17. The dividends were payable to stockholders of record as of April 12 2021, July 26, 2021, October 7, 2021and January 10, 2022, respectively. These dividends were paid on April 26, 2021, August 9, 2021, October 18, 2021, and January 24, 2022.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2021.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, and concluded that our internal control over financial reporting was effective as of December 31, 2021.  In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 8B. Other Information

None.

Item 8C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

29

PART III

Item 9. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” and “Corporate Governance-Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2022 annual meeting of stockholders, and is incorporated herein by reference.

The disclosure of delinquent filers under Section 16(a) of the Exchange Act, if any, will be contained in the “Miscellaneous-Delinquent Section 16(a) Reports” section of our definitive proxy statement, to be filed in connection with our 2022 annual meeting of stockholders, and is incorporated herein by reference.

We have a separately-designated standing audit committee.  Information about our audit committee and the audit committee financial expert will be contained in the “Corporate Governance-Meetings and Committees of the Board of Directors” section of our definitive proxy statement, to be filed in connection with our 2021 annual meeting of stockholders, and is incorporated herein by reference.

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

Item 10. Executive Compensation

The information required by this item will be contained in the “Executive Compensation,” “Summary Compensation Table for 2020-2021,” “Outstanding Equity Awards at 2021 Fiscal Year-End,” “Retirement Benefits for 2020,” “Potential Payments Upon Termination or in Connection With a Change of Control,” “Director Compensation for 2020” and “Corporate Governance-Meetings and Committees of the Board of Directors-Compensation Committee” sections of our definitive proxy statement, to be filed in connection with our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement, to be filed in connection with our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance-Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Principal Accounting Fees and Services

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee” sections of our definitive proxy statement, to be filed in connection with our 2022 annual meeting of stockholders, and is incorporated herein by reference.

30

PART IV

Item 14. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(b)	Exhibits:

Number	Exhibit
2.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.1*	Articles of Incorporation
3.1.1*	Certificate of Amendment to Articles of Incorporation
3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
4.1*	Description of the Company’s Registered Securities
4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
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

10.6*+	Amendment No. 1 to 2017 Incentive Compensation Plan dated December 17, 2021
10.7+	Form of Stock Option Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.8+	Form of Restricted Share Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.9+	Form of Restricted Stock Unit Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.10+

Form of Non-Employee Director Restricted Share Unit Agreement under the 2017 Incentive Compensation Plan (September 2018) (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.11+

Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

31

10.12+

Form of Restricted Share Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.13+

Form of Restricted Stock Unit Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.14+

Relocation Agreement, dated December 31, 2019, between the Company and Henry R. (Randy) Willis (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.16+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.17+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Randy Willis (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.18+

Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 4, 2020)

10.19+

Employment Agreement, dated July 19, 2021, by and between BK Technologies, Inc., and John M. Suzuki (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2021)

10.20

Credit Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.21*	Line of Credit Note, executed as of January 31, 2022, by BK Technologies, Inc., as borrower, for the benefit of JPMorgan Chase Bank, N.A., as lender
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

21*	Subsidiaries of the Company
23.1*	Consent of MSL, P.A. relating to the Company’s Registration Statements on Form S-8 (Registration No. 333-218765 and Registration No. 333-147354) and Form S-3 (Registration No. 333-251307)
24	Power of Attorney (included on signature page)
31.1*	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Included with this filing.

**	Furnished herewith (not filed).

+	Management contract or compensatory plan or arrangement.

(c)	Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

Item 15. Form 10-K Summary

                None.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BK TECHNOLOGIES CORPORATION

By:	/s/ John M. Suzuki
John M. Suzuki
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints John M. Suzuki and William P. Kelly, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ E. Gray Payne	Chairman of the Board	March 17, 2022
E. Gray Payne

/s/ John M. Suzuki	Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2022
John M. Suzuki

/s/ William P. Kelly	Executive Vice President and Chief Financial Officer	March 17, 2022
William P. Kelly	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. Kyle Cerminara	Director	March 17, 2022
D. Kyle Cerminara

/s/ Michael R. Dill	Director	March 17, 2022
Michael R. Dill

/s/ Charles T. Lanktree	Director	March 17, 2022
Charles T. Lanktree

/s/ R. Joseph Jackson	Director	March 17, 2022
R. Joseph Jackson

/s/ Inez M. Tennenbaum	Director	March 17, 2022
Inez M. Tennenbaum

33