Form 10-K/A
period 2021-12-31
BK Technologies Corp
filed 2022-04-29
CIK 2186

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, based on the closing price of such stock on the NYSE American on such date, was $37,396,120. As of April 29, 2022, 16,864,599 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

i

Explanatory Paragraph

On March 17, 2022, BK Technologies Corporation (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Report” or “Form 10-K”). This Amendment No. 1 (this “Amendment”) corrects a typographical error in the numbering of the various items in Form 10-K and also updates Part III of the Report to contain certain additional information required therein.

Except for corrections to the item numbering, the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

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

Fundamental Global GP, LLC (“FG”), with its affiliates, is our largest stockholder, and its interests may differ from the interests of our other stockholders

The interests of FG may differ from the interests of our other stockholders. As of December 31, 2021, FG and its affiliates, owners and managers together hold approximately 20.75% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Co-Founder, and Partner of FG, is a member of our Board of Directors. As a result of its ownership position FG could exert influence over matters submitted for stockholder approval, including the election of our directors and other corporate actions such as significant stock issuances, reorganizations, mergers and asset sales, and over our business, operations and management, including our strategic plans for the business. FG may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. FG’s ownership position may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Item 6. [Reserved]

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s board of directors (the “Board” or the “Board of Directors”). Each director is entitled to serve until the 2022 annual meeting of stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age and business experience of each director is set forth below as of April 25, 2022.

Name and Year First Elected	Age	Position
E. Gray Payne (2017)	74	Chairman of the Board
D. Kyle Cerminara (2015)	44	Director
Michael R. Dill (2017)	57	Director
R. Joseph Jackson (2021)	56	Director
Charles T. Lanktree (2017)	72	Director
John M. Suzuki (2021)	58	Director and Chief Executive Officer
Inez M. Tenenbaum (2021)	71	Director

E. Gray Payne was appointed to the Board of Directors in January 2017 and has served as Chairman of the Board since July 2021. He served as Senior Vice President of The Columbia Group (“TCG”) from September 2010 to September 2017, where he was responsible for managing the Marine Corps and Navy Programs Divisions. TCG is a federal consulting firm working with the Department of Defense, the Department of Homeland Security, the National Oceanic and Atmospheric Administration, and private clients. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Since December 2011, General Payne has also provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. His three commands as a General Officer included the Marine Corps Mobilization Command, the Marine Corps Logistics Command, and the 4th Marine Logistics Group. In his last tour with the Marine Corps, he served as Assistant Deputy Commandant for Facilities, where he was responsible for 28 installations and an annual budget exceeding $5.5 billion. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer of companies ranging in size from $2.5 million to $100 million. General Payne currently serves on the board of directors of FG Financial Group, Inc. (Nasdaq: FGF), a publicly traded reinsurance and financial services company (since May 2018), VetCV (since December 2017), and National Wildlife Refuge Association (since June 2018). He is a prior chairman of the board of the Marine Corps Association and Foundation and served on the Advisory Council of Marstel-Day, LLC. He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. A member of the National Association of Corporate Directors, he has also earned the Professional Director designation from the American College of Corporate Directors.

D. Kyle Cerminara was appointed to the Board of Directors in July 2015 and served as Chairman from March 2017 until April 2020.  Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012, which is the largest stockholder of the Company, and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors.  These include FG Financial Group, Inc. (Nasdaq: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance and investment management company, since December 2016; Ballantyne Strong Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the entertainment and retail markets, since February 2015; and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020.  Mr. Cerminara is President and will serve as a director of FG New America Acquisition II Corp., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries, and he is also the chairperson of the board of directors of FG Acquisition Corp., a Canadian special purpose acquisition company that completed its initial public offering in April 2022 and which is focused on searching for a target company in the financial services sector. In addition, Mr. Cerminara has served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, since February 2022.

From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Mr. Cerminara has served as the Chairman of Ballantyne Strong, Inc. since May 2015 and previously served as its Chief Executive Officer from November 2015 through April 2020. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

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

Michael R. Dill was appointed to the Board of Directors in March 2017. Mr. Dill is currently Senior Vice President of Customers and Marketing for Albany Engineered Composites, a global leader of aerospace composites design and manufacturing. He has served as President, Americas West, and previously as Vice President and General Manager, of GKN Aerospace Engine Systems North America, a designer and manufacturer of aerospace engine components, since April 2017. Mr. Dill previously served as President of the Aerospace, Power Generation and General Industrial divisions at AFGlobal Corporation, a privately-held, integrated technology and manufacturing company, from August 2014 to April 2017. Prior to joining AFGlobal, Mr. Dill held various positions in the Aerospace and Defense division of CIRCOR International (NYSE: CIR), a publicly-traded global manufacturer of highly engineered environment products, including serving as Group Vice President from 2009 to 2014, Vice President of Business Development and Strategy from 2010 to 2011 and Director of Continuous Improvement from 2009 to 2011. From 2007 to 2009, he served as a Business Unit Director and Facility Leader within the aerospace group of Parker Hannifin Corporation (NYSE: PH), a publicly-traded diversified manufacturer of motion and control technologies and systems. Before joining Parker Hannifin Corporation, he held various positions with Shaw Aero Devices, Inc., a producer of aerospace components and equipment, from 1996 to 2007, and Milliken and Company, a manufacturing company, from 1988 to 1996. Mr. Dill received a B.S. in Management from the Georgia Institute of Technology.

R. Joseph Jackson was nominated to the Board of Directors for the 2021 Annual Meeting. Mr. Jackson currently serves as the Managing Partner of Metrolina Capital, a firm that is in the business of providing private lending, structured equity, and making real estate investments. Mr. Jackson founded Metrolina Capital, which is the evolution of various Metrolina entities that started in 1996, and has served as Managing Partner since its inception. His background and experience include commercial real estate investments, private lending, structured equity, analytics, development, and consulting.

Mr. Jackson completed his Bachelor of Arts degree in Economics and a Master of Business Administration degree from the University of North Carolina at Charlotte. He has been a licensed Real Estate Broker since 1984 (NC Broker #93412/SC Broker #59906) and has been a State Certified General Real Estate Appraiser since 1990 (NC #A3241/SC #CG1838).

Mr. Jackson earned the MAI (#41604) membership designation from the Appraisal Institute, which is held by professionals who can provide a wide range of services relating to all types of real property, such as providing opinions of value, evaluations, reviews, and consulting regarding investment decisions. He also holds the CCIM (Certified Commercial Investment Member) designation, a globally recognized designation with members across North America and in more than 30 countries. His CCIM designation number is #19213. In addition, Mr. Jackson also holds an MRICS (#6208909) designation. The Royal Institution of Chartered Surveyors (RICS) is a professional body promoting and enforcing the highest international standards in the valuation, management and development of land, real estate, construction and infrastructure.

Mr. Jackson currently serves on the following boards: 1) Carolinas Business Capital, a regional Small Business Administration Certified Development Corporation, for over 20 years and has served as board chair for the last 4 years; 2) Community First Bancorporation and Community First Bank in South Carolina; 3) SeaTrust Mortgage, a subsidiary of Community First Bancorporation, where he is currently board chair; and 4) Camino Community Center, a non-profit organization serving the Latino community.

Charles T. Lanktree was appointed to the Board of Directors in March 2017. Mr. Lanktree has served as Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs, since 2012 and also served as its President from 2012 to 2018. Since 1997, Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. As of December 31, 2021, Mr. Lanktree retired as an employee of Eggland’s Best, LLC. Mr. Lanktree currently serves on the board of directors of Eggland’s Best, Inc. and several of its affiliates and on the board of directors of Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. From 2010 to 2013, he served on the board of directors of Eurofresh Foods, Inc., a privately-held company, and, from 2004 to 2013, he was on the board of directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company, BeechNut/Nestle Foods Corporation and Unilever. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s University. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977.

John M. Suzuki was appointed to the Board of Directors in July 2021. From May 2019 until accepting the position of Chief Executive Officer of the Company, Mr. Suzuki served as Chief Strategy Officer of Imperium Leadership, where he has overseen the development and growth of the business. From May 2015 through May 2019, he served as President and CEO of EFJohnson Technologies, a two-way radio manufacturer. From 2011 through 2015, Mr. Suzuki served in a variety of leadership positions, including as Senior Vice President of Sales for AVTEC Incorporated, and Vice President of Sales and Marketing for 3eTechnologies International, a subsidiary of UltraElectronics. From 2004 through 2011, Mr. Suzuki served as Senior Vice President, Sales of EFJohnson Technologies. Mr. Suzuki has a broad background in general management, strategy, product development, sales, marketing, supply chain, operations and engineering, and mergers and acquisitions. He is a strategic thinker with extensive experience in developing and growing new business opportunities. Mr. Suzuki holds a bachelor’s degree in electrical engineering from the University of Ottawa and an MBA from Duke University.

Inez M. Tenenbaum was nominated to the Board of Directors for the 2021 Annual Meeting. Ms. Tenenbaum practices law with Wyche, P.A. in Greenville, South Carolina, following her tenure as Chairman of the U.S. Consumer Product Safety Commission (CPSC). Ms. Tenenbaum was nominated Chairman of the CPSC by President Barack Obama on May 5, 2009, and was confirmed unanimously by the United States Senate on June 19, 2009. She began her term on June 22, 2009, and served until November 30, 2013, the end of her term, when she declined reappointment to the position.

 During her tenure at the CPSC, she fulfilled a key promise to the Congress and consumers by working closely with agency staff, consumer stakeholders, and industry professionals to complete all the major safety rules required by the Consumer Product Safety Improvement Act of 2008 (CPSIA). Under her leadership, the CPSC created its first public database, www.saferproducts.gov, that provides consumers and manufacturers with access to information about consumer product hazards. Also during her tenure, the CPSC opened its first oversees office, located at the U.S. Embassy in Beijing, and opened the new National Product Testing and Evaluation Center, testing products for defects and establishing test methods to determine compliance with safety standards. And in 2011, the CPSC implemented a Risk Assessment Methodology (RAM) pilot project to analyze data available in Customs and Border Protection’s International Trade Data System (ITDS) to target potential unsafe products from coming into the country.

Prior to serving as Chairman for the CPSC, Ms. Tenenbaum was elected South Carolina’s State Superintendent of Education in 1998, and again in 2002. While serving as Superintendent, student achievement improved, with scores increasing on state, national, and international tests administered. Education Week, a distinguished national publication, ranked South Carolina highest in the country for the quality of its academic standards, assessment, and accountability system. Standard & Poor’s identified South Carolina as an “outperformer” on NAEP for consistently achieving above the statistical expectations, and the state’s SAT scores increased 34 points over Ms. Tenenbaum’s eight-year tenure, the largest such gain in the nation during that time. In 2001, the Center for Creative Leadership, a nonprofit leadership institute in Greensboro, North Carolina, named Ms. Tenenbaum the recipient of its third annual Distinguished Alumni Award for “making leadership a fundamental requirement for school reform as part of South Carolina’s strategic plan for education.”

Ms. Tenenbaum received her Bachelor of Science in 1972 and Master of Education degrees in 1974 from the University of Georgia and her law degree from the University of South Carolina in 1986. She is the recipient of numerous honorary degrees and has been recognized by national, state, and community organizations for her civic work on consumer product safety, education leadership, women’s empowerment, and child and family advocacy.

EXECUTIVE OFFICERS

Set forth below is certain information regarding our executive officers as of April 25, 2022. Each executive officer serves at the discretion of the Board of Directors.

Name	Age	Position
John M. Suzuki	58	Chief Executive Officer, Director
Timothy A. Vitou	65	President
William P. Kelly	65	Executive Vice President, Chief Financial Officer and Secretary
Henry R. (Randy) Willis	63	Chief Operating Officer
Branko Avanic, Ph.D.	61	Chief Technology Officer

John M. Suzuki was appointed as our Chief Executive Officer on July 19, 2021. From May 2019 until accepting the position of Chief Executive Officer of the Company, Mr. Suzuki served as Chief Strategy Officer of Imperium Leadership, where he has overseen the development and growth of the business. From May 2015 through May 2019, he served as President and CEO of EFJohnson Technologies, a two-way radio manufacturer. From 2011 through 2015, Mr. Suzuki served in a variety of leadership positions, including as Senior Vice President of Sales for AVTEC Incorporated, and Vice President of Sales and Marketing for 3eTechnologies International, a subsidiary of UltraElectronics. From 2004 through 2011, Mr. Suzuki served as Senior Vice President, Sales of EFJohnson Technologies. Mr. Suzuki has a broad background in general management, strategy, product development, sales, marketing, supply chain, operations and engineering, and mergers and acquisitions. He is a strategic thinker with extensive experience in developing and growing new business opportunities. Mr. Suzuki holds a bachelor’s degree in electrical engineering from the University of Ottawa and an MBA from Duke University.

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

William P. Kelly has been our Executive Vice President and Chief Financial Officer since July 1997, and Secretary since June 2000. From October 1995 to June 1997, he was Vice President and Chief Financial Officer of our subsidiary, RELM Communications, Inc. From January 1993 to October 1995, he was the Financial Director of Harris Corp. Semiconductor Sector. On January 11, 2022, we announced Mr. Kelly’s plans to retire. The Company anticipates that Mr. Kelly’s retirement will be effective when his replacement begins full time work with the Company, but no later than June 30, 2022.

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

Branko Avanic, Ph.D., has been our Chief Technology Officer since October 30, 2019. Dr. Avanic previously served as Senior Vice President of Engineering of BK Technologies, Inc., our wholly-owned subsidiary, since August 13, 2019. Prior to joining the Company, he served in a number of roles at Motorola Solutions, Inc. (NYSE: MSI), including Director, Head Architect – Devices Engineering for several different projects from 2015 through June 2019 and a variety of other roles from 1999 to 2015. Dr. Avanic also serves as President of Ph.D. Research Group Inc. Dr. Avanic has previously served as an adjunct professor at the University of Miami and Florida Atlantic University. He received a B.S., M.S. and Ph.D. in Electrical Engineering from the University of Miami.2

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

CORPORATE GOVERNANCE

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2021:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner
John M. Suzuki, Chief Executive Officer and Director	3	2
Michael R. Dill, Director	1	1
Kyle Cerminara, Director	1	1
E. Gray Payne, Director	1	1
Charles T. Lanktree	1	1
R. Joseph Jackson	1	0
Inez M. Tenenbaum	1	0
John W. Struble	1	1

Code of Ethics

The Board of Directors has adopted the Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Code of Ethics for the CEO and Senior Financial Officers (the “Code of Ethics”) containing additional specific policies. The Code of Conduct and the Code of Ethics are posted on our Internet website at https://www.bktechnologies.com/investor-relations and are available free of charge, upon request to Corporate Secretary, 7100 Technology Drive, West Melbourne, Florida 32904; telephone number: (321) 984-1414.

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

Copies of the policies of the nominating and corporate governance committee are available on our website at https://www.bktechnologies.com/investor-relations.

Audit Committee

The Board of Directors has a standing audit committee. As of December 31, 2021, the members of the audit committee of the Board of Directors were as follows:

Director	Audit Committee
R. Joseph Jackson	Member
Charles T. Lanktree	Member
E. Gray Payne	Chair

The Board of Directors has determined that each member of the audit committee is, and was during 2021, independent, as defined by Rule 10A-3 of the Exchange Act, and the corporate governance listing standards of the NYSE American. The Board of Directors also has determined that General Payne is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

SUMMARY EXECUTIVE COMPENSATION TABLE FOR 2020-2021

The following table provides certain summary information concerning the compensation of our named executive officers for the last two completed fiscal years ended December 31, 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
John M. Suzuki(8) Chief Executive Officer	2021	150,770	—	—	64,345	—	5,035	(3)	220,150

Timothy A. Vitou	2021	275,000	30,000	—	22,710	—	24,341	(4)	352,051
President	2020	275,000	45,000	—	—	—	21,980		341,980

William P. Kelly(9)	2021	221,450	—	—	—	—	23,348	(5)	244,798
Executive Vice President and Chief Financial Officer	2020	215,000	30,000	—	—	—	28,367		273,367

Randy Willis	2021	222,400	30,000	—	22,710	—	12,091	(6)	287,201
Chief Operating Officer	2020	215,000	60,000	—	—	—	7,985		282,985

Branko Avanic	2021	244,445	30,000	—	22,710	—	14,359	(7)	311,514
Chief Technology Officer	2020	235,000	75,000	—	—	—	11,477		321,477

_____________

(1)	On March 2, 2022, at the recommendation of the compensation committee, the Board approved payment of cash bonuses of $30,000 to each of Mr. Vitou, Mr. Willis, and Dr. Avanic.

(2)

The amounts in this column represent the aggregate grant date fair value of stock options granted to the Named Executive Officer computed in accordance with FASB ASC Topic 718. The value ultimately realized by the Named Executive Officer upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value. For a discussion of valuation assumptions, see Note 1 (Summary of Significant Accounting Policies) and Note 10 (Share-Based Employee Compensation) of our consolidated financial statements included in this Annual Report on Form 10-K for fiscal 2021.

On March 1, 2022, the compensation committee granted non-qualified stock options to Messrs. Suzuki, Vitou, Willis and Dr. Avanic to purchase 85,000, 30,000, 30,000 and 30,000 shares, respectively, of the Company’s common stock, at an exercise price of $2.33 per share. Additional information about the stock option awards can be found below under “—Stock Option Awards.”

(3)

The amounts in this column for Mr. Suzuki represent the Company’s matching contributions for fiscal 2021 of $2,019, to Mr. Suzuki’s account under the Company’s 401(k) plan; and the Company’s payments for fiscal 2021 of $3,016, for long-term disability, life and health insurance premiums for the benefit of Mr. Suzuki.

(4)

The amounts in this column for Mr. Vitou represent the Company’s matching contributions for fiscal 2021 and fiscal 2020 of $5,534 and $2,909, respectively, to Mr. Vitou’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2021 and fiscal 2020 of $8,231 and $8,495, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Vitou; and the Company’s payment for fiscal 2021 and fiscal 2020 of $10,576 and $10,576, respectively, for accrued unused vacation time.

(5)

The amounts in this column for Mr. Kelly represent the Company’s matching contributions for fiscal 2021 and fiscal 2020 of $6,776 and $2,729, respectively, to Mr. Kelly’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2021 and fiscal 2020 of $8,055 and $8,495, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Kelly; and the Company’s payment for fiscal 2021 and fiscal 2020 of $8,517 and $17,144, respectively for accrued unused vacation time.

42

(6)

The amounts in this column for Mr. Willis represent the Company’s matching contribution for fiscal 2021 and fiscal 2020 of $6,793 and of $2,729, respectively, to Mr. Willis’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2021 and fiscal 2020 of $5,298 and $5,256 for long-term disability, life and health insurance premiums for the benefit of Mr. Willis.

(7)

The amount in this column for Dr. Avanic represents the Company’s matching contributions for fiscal 2021 and fiscal 2020 of $6,088 and $2,982, respectively, to Dr. Avanic’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2021 and 2020 of $8,271 and $8,495 for long-term disability, life and health insurance premiums for the benefit of Dr. Avanic.

(8)	Effective July 19, 2021, Mr. Suzuki was appointed as Chief Executive Officer of the Company, effective immediately.

(9)

On January 11, 2022, the Company announced Mr. Kelly’s plans to retire. The Company anticipates that Mr. Kelly’s retirement will be effective when his replacement begins full time work with the Company, but no later than June 30, 2022.

Except as disclosed above, Mr. Suzuki, Mr. Vitou, Mr. Kelly, Mr. Willis and Dr. Avanic did not receive any other compensation during fiscal 2021 or fiscal 2020, except for perquisites and other personal benefits, of which the total aggregate value for each of them did not exceed $10,000.

Named Executive Officer Appointments and Agreements

Appointment of Chief Executive Officer

 On July 19, 2021, the Board of Directors appointed Mr. Suzuki as Chief Executive Officer of the Company, effective immediately. In connection with such appointment, BK Technologies, Inc. entered into an employment agreement with Mr. Suzuki, executed July 19, 2021 (the “Suzuki Employment Agreement”), which is described below.

The Suzuki Employment Agreement provides for an annual base salary of $350,000 for Mr. Suzuki.

Mr. Suzuki is eligible for performance-based compensation in the form of an annual bonus of 50% of his annual base salary, payable in cash, as determined by the compensation committee, and subject to the achievement of performance metrics and other criteria as determined by the compensation committee. Other equity incentive awards will be made to Mr. Suzuki based on performance as determined by the compensation committee. In the case of a Change of Control as such term is defined in the 2017 Plan, Mr. Suzuki will also be entitled to a bonus of 100% of his annual base salary, payable in a cash lump sum.

The Suzuki Employment Agreement provides for severance payments in the event Mr. Suzuki’s employment is terminated by the Company without “cause.” Mr. Suzuki will be entitled to an amount equal to twelve months of his base salary.

Any severance payable to Mr. Suzuki under the Suzuki Employment Agreement will be paid by the Company over a twelve-month period in accordance with the Company’s normal payroll practices and subject to applicable law. Mr. Suzuki will not be entitled to severance payments in the event he is terminated for “cause.” For purposes of the Suzuki Employment Agreement, “cause” will exist if Mr. Suzuki (i) acts dishonestly or incompetently or engages in willful misconduct in performance of his executive duties, (ii) breaches the Named Executive Officer’s fiduciary duties owed to the Company, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under the Suzuki Employment Agreement.

Mr. Suzuki is also eligible to participate in the Company’s benefit plans. The Suzuki Employment Agreement contains customary non-competition and non-solicitation covenants.

Other Employment Agreements

The Company entered into employment agreements with each of the following (collectively, as amended, the “Other Employment Agreements” and, collectively with the Suzuki Employment Agreement, the “Employment Agreements”): (i) Timothy A. Vitou, President; (ii) William P. Kelly, Executive Vice President, Chief Financial Officer and Secretary; (iii) Branko Avanic, Ph.D, Chief Technology Officer and (iv) Randy Willis, Chief Operating Officer. The Other Employment Agreements provide for an annual base salary of $275,000 for Mr. Vitou, $235,000 for Dr. Avanic and $215,000 for each of Messrs. Kelly and Willis, subject to adjustment by the Board.

Each Named Executive Officer in his respective Other Employment Agreement is eligible for performance-based compensation in the form of an annual bonus, payable in cash or through equity in the Company, as determined by the compensation committee, and subject to the achievement of performance metrics and other criteria as determined by the compensation committee.

The Other Employment Agreements provide for severance payments in the event the Named Executive Officer’s employment is terminated by the Company without “cause.” Each Named Executive Officer will be entitled to an amount equal to six months (twelve months for Mr. Vitou) of his base salary in effect at the time of termination or the original base salary set forth in his respective Other Employment Agreement, whichever is greater.

Any severance payable to a Named Executive Officer under his Other Employment Agreement will be paid by the Company over a twelve-month period in accordance with the Company’s normal payroll practices and subject to applicable law. None of the Named Executive Officers will be entitled to severance payments in the event he is terminated for “cause.” For purposes of the Other Employment Agreements, “cause” will exist if the Named Executive Officer (i) acts dishonestly or incompetently or engages in willful misconduct in performance of his executive duties, (ii) breaches the Named Executive Officer’s fiduciary duties owed to the Company, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under his Other Employment Agreement.

The Named Executive Officers are also eligible to participate in the Company’s benefit plans. The Other Employment Agreements contain customary non-competition and non-solicitation covenants.

On January 11, 2022, the Company announced Mr. Kelly’s plans to retire. The Company anticipates that Mr. Kelly’s retirement will be effective when his replacement begins full time work with the Company, but no later than June 30, 2022. In connection with Mr. Kelly’s retirement, on January 11, 2022, the Company and Mr. Kelly entered into a Separation Agreement and General Release (“Separation Agreement”). Pursuant to the Separation Agreement, upon Mr. Kelly’s retirement, the Company will pay to Mr. Kelly one hundred sixty-six thousand eighty-seven dollars and fifty cents ($166,087.50), which amounts to nine months of compensation at Mr. Kelly’s current normal base pay rate, less taxes, social security and other required withholdings, to be paid in bi-weekly increments in accordance with the Company’s regular payroll practices. Also pursuant to the Separation Agreement, upon Mr. Kelly’s retirement, the Company will pay or reimburse the monthly premium or cost of COBRA health care coverage (approximately $1,119.96 monthly) for Mr. Kelly’s wife, until August 7, 2022. Pursuant to the Separation Agreement, Mr. Kelly granted a general release to the Company from any and all claims (known or unknown), rights, or demands that Mr. Kelly has or may have against the Company and other released parties described in the Separation Agreement. In the Separation Agreement, Mr. Kelly was given required opportunities to seek advice of counsel and to revoke the Separation Agreement.

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

Base Salaries

On March 17, 2021, the Compensation Committee approved base salaries of $275,000, $221,450, $225,750, and $246,750 to Messrs. Vitou, Kelly and Willis, and Dr. Avanic, respectively. On July 19, 2021, in connection with Mr. Suzuki’s appointment as Chief Executive officer and the Suzuki Employment agreement, the Board of Directors approved a base salary of $350,000 for Mr. Suzuki.

Bonus Payments

2021 Discretionary Cash Bonuses

On March 1, 2022, the compensation committee approved the payment of cash bonuses of $30,000 to Mr. Vitou, $30,000 to Mr. Willis, and $30,000 to Dr. Avanic.

Stock Option Awards

2021 Awards

On July 19, 2021, the compensation committee granted non-qualified stock options to Mr. Suzuki to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.08 per share. The options have a ten-year term and vested immediately.

On March 1, 2022, the compensation committee granted non-qualified stock options to Messrs. Suzuki, Vitou, Willis and Dr. Avanic to purchase 85,000, 30,000, 30,000 and 30,000 shares, respectively, of the Company’s common stock, at an exercise price of $2.33 per share. The options have a ten-year term. Mr. Suzuki’s options vest in five equal annual installments beginning on the grant date and thereafter on March 1, 2023, March 1, 2024, March 1, 2025, and March 1, 2026. The options granted to Mr. Vitou, Mr. Willis, and Dr. Avanic vest in three equal annual installments beginning on the grant date and thereafter on March 1, 2023, and March 1, 2024.

2017 Incentive Compensation Plan

The Company’s stockholders approved the 2017 Incentive Compensation Plan (as amended, the “2017 Plan”) at the Company’s 2017 annual meeting of stockholders held on June 15, 2017. The 2017 Plan replaced the 2007 Incentive Compensation Plan (the “2007 Plan” and, together with the 2017 Plan, the “Equity Plans”), which had been approved by the stockholders in 2007. No new awards will be granted under the 2007 Plan.

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

The Company’s stockholders approved an amendment to the 2017 Plan at the Company’s 2021 annual meeting of stockholders held on December 17, 2021, to increase the number of authorized shares under the 2017 Plan from 1,000,000 shares to 3,000,000 shares.

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

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END

The following table provides information with respect to outstanding stock option awards for our shares of common stock classified as exercisable and unexercisable as of December 31, 2021, for the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(9)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John M. Suzuki	100,000	(1)	—	3.08	7/19/31

Timothy A. Vitou	5,000	(2)	—	2.23	3/12/23
	20,000	(3)	5,000	5.10	3/17/27
	8,000	(4)	2,000	4.20	8/30/27
	18,000	(5)	12,000	3.75	3/14/28
	12,000	(7)	18,000	4.07	3/05/29

William P. Kelly	15,000	(2)	—	2.23	3/12/23
	10,000	(6)	—	3.83	2/24/26
	20,000	(3)	5,000	5.10	3/17/27
	8,000	(4)	2,000	4.20	8/30/27
	12,000	(5)	8,000	3.75	3/14/28
	8,000	(7)	12,000	4.07	3/05/29

Randy Willis	20,000	(4)	5,000	4.20	8/30/27
	12,000	(5)	8,000	3.75	3/14/28
	8,000	(7)	12,000	4.07	3/05/29

Branko Avanic	12,000	(8)	18,000	3.61	10/30/29

(1)	The options were granted on July 19, 2021, and are fully vested and exercisable.

(2)	The options were granted on March 12, 2013, and are fully vested and exercisable.

(3)	The options were granted on March 17, 2017, and vest in five equal annual installments, beginning on March 17, 2018.

(4)	The options were granted on August 30, 2017, and vest in five equal annual installments, beginning on August 30, 2018.

(5)	The options were granted on March 14, 2018, and vest in five equal annual installments, beginning on March 14, 2019.

(6)	The options were granted on February 24, 2016, and vest in five equal annual installments, beginning on February 24, 2017.

(7)	The options were granted on March 5, 2019, and vest in five equal annual installments, beginning on March 5, 2020.

(8)	The options were granted on October 30, 2019, and vest in five equal annual installments, beginning on October 30, 2020.

(9)	None of the Named Executive Officers exercised any options during fiscal 2021.

RETIREMENT BENEFITS FOR 2021

We do not have a defined benefit plan for the Named Executive Officers or other employees. The only retirement plan available to the Named Executive Officers in 2021 was the qualified 401(k) retirement plan, which is available to all employees.

POTENTIAL PAYMENTS UPON TERMINATION OR IN CONNECTION WITH A CHANGE OF CONTROL

Employment Agreements

The Employment Agreements provide for severance payments in the event the Named Executive Officer’s employment is terminated by the Company without “cause.” Each Named Executive Officer will be entitled to an amount equal to six months (twelve months for Mr. Vitou and Mr. Suzuki) of his base salary in effect at the time of termination or the original base salary set forth in his respective Employment Agreement, whichever is greater.

Any severance payable to a Named Executive Officer under his Employment Agreement will be paid by the Company over a twelve-month period in accordance with the Company’s normal payroll practices and subject to applicable law. None of the Named Executive Officers will be entitled to severance payments in the event he is terminated for “cause.” For purposes of the Employment Agreements, “cause” will exist if the Named Executive Officer (i) acts dishonestly or incompetently or engages in willful misconduct in performance of his executive duties, (ii) breaches the Named Executive Officer’s fiduciary duties owed to the Company, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under his Employment Agreement. Additionally, in the case of a Change of Control as such term is defined in the 2017 Plan, Mr. Suzuki will also be entitled to a bonus of 100% of his annual base salary, payable in a cash lump sum.

On January 11, 2022, the Company announced Mr. Kelly’s plans to retire. The Company anticipates that Mr. Kelly’s retirement will be effective when his replacement begins full time work with the Company, but no later than June 30, 2022. In connection with Mr. Kelly’s retirement, on January 11, 2022, the Company and Mr. Kelly entered into a Separation Agreement and General Release (“Separation Agreement”). Pursuant to the Separation Agreement, upon Mr. Kelly’s retirement, the Company will pay to Mr. Kelly one hundred sixty-six thousand eighty-seven dollars and fifty cents ($166,087.50), which amounts to nine months of compensation at Mr. Kelly’s current normal base pay rate, less taxes, social security and other required withholdings, to be paid in bi-weekly increments in accordance with the Company’s regular payroll practices. Also pursuant to the Separation Agreement, upon Mr. Kelly’s retirement, the Company will pay or reimburse the monthly premium or cost of COBRA health care coverage (approximately $1,119.96 monthly) for Mr. Kelly’s wife, until August 7, 2022. Pursuant to the Separation Agreement, Mr. Kelly granted a general release to the Company from any and all claims (known or unknown), rights, or demands that Mr. Kelly has or may have against the Company and other released parties described in the Separation Agreement. In the Separation Agreement, Mr. Kelly was given required opportunities to seek advice of counsel and to revoke the Separation Agreement.

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

DIRECTOR COMPENSATION FOR 2021

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

In addition, the director compensation program provides for an additional annual cash retainer of $75,000, payable in quarterly cash installments, for the Chairman of the Board, $3,000, payable in quarterly cash installments, for each Board committee served on, or an additional annual cash retainer of $10,000, payable in quarterly cash installments, per committee for service as committee chairman. All non-employee directors are entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board and any committee thereof on which they serve. If a non-employee director does not serve on the Board or a Board committee, or as Chairman or as a Board committee chairman, for the full year, the Board and any applicable Board committee, Board Chairman, and any Board committee chairman retainers are prorated for the portion of the year served. If a non-employee director joins the Board after the grant of RSUs for that year, the non-employee director’s grant of RSUs will be prorated for the portion of the year to be served.

Our 2017 Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

The following table shows the compensation paid to our non-employee directors for fiscal 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)
E. Gray Payne(2)	110,500	20,003		130,503
D. Kyle Cerminara(2)	50,000	20,003		70,003
Michael R. Dill(2)	66,750	20,003		86,753
Charles T. Lanktree(2)	59,000	20,003		79,003
R. Joseph Jackson(2)	12,500	—		12,500
Inez M. Tenenbaum(2)	12,500	—		12,500
John W. Struble(3)	75,000	75,819	(4)	150,819

_________________

(1)

Stock awards represent the aggregate grant date fair value of 15,480 RSUs granted on August 17, 2021, to each of Messrs. Cerminara, Dill, Lanktree, Struble, and General Payne. The RSUs were granted pursuant to the 2017 Plan and represent a portion of the compensation payable to our non-employee directors, as described above. Each RSU represents a contingent right to receive one share of our common stock. The RSUs vest in full in five equal annual installments, beginning on the first anniversary of the grant date, subject to the director’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs shall vest in full as of the director’s last date of service as a director of the Company. In addition, the 2017 Plan and the RSU award agreements grant the compensation committee the discretion to accelerate vesting of the RSUs upon the occurrence of a “change in control” (as defined under the 2017 Plan) or in connection with the termination of the director’s service for any reason prior to the vesting date.

The amounts shown represent the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718 “Compensation-Stock Compensation” (“FASB ASC Topic 718”). For a discussion of valuation assumptions, see Note 1 (Summary of Significant Accounting Policies) and Note 10 (Share-Based Employee Compensation) of our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2021.

(2)

The aggregate number of option and stock awards outstanding (including exercised and unexercised stock options and unvested RSUs) as of December 31, 2021, for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
E. Gray Payne	5,000 (all exercisable)	34,262 RSUs
D. Kyle Cerminara	—	34,262 RSUs
Michael R. Dill	—	34,262 RSUs
Charles T. Lanktree	—	34,262 RSUs
R. Joseph Jackson	—	—
Inez M. Tenenbaum	—	—
John W. Struble	—	—

The RSUs outstanding for each director listed above as of December 31, 2021 include 2,024 RSUs remaining pursuant to a grant made to General Payne and Messrs. Cerminara, Dill and Lanktree on September 6, 2018 (not including 3,039 RSUs that vested prior to December 31, 2021), 6,233 RSUs remaining pursuant to a grant made to General Payne and Messrs. Cerminara, Dill and Lanktree on September 6, 2019 (not including 4,156 RSUs that vested prior to December 31, 2021), 10,525 RSUs remaining pursuant to a grant made to General Payne and Messrs. Cerminara, Dill and Lanktree on August 24, 2020 (not including 2,632 RSUs that vested prior to December 31, 2021) and 15,480 RSUs remaining pursuant to a grant made to General Payne and Messrs. Cerminara, Dill and Lanktree on August 17, 2021. Such RSUs vest in full in five equal annual installments, beginning on the first anniversary of the respective grant date, in each case subject to the director’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board of directors for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. See footnote 1 above for more information. On December 17, 2021, upon the resignation of Mr. Struble, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Struble’s unvested restricted stock units granted September 6, 2018, September 6, 2019, August 24, 2020, and July 30, 2021, and issued 34,264 shares of common stock to Mr. Struble.

(3)	Mr. Struble was a member of the Board until the 2021 annual meeting of stockholders held on December 17, 2021, when he did not stand for re-election.

(4)

The amounts shown includes 34,264 shares of the Company’s common stock issued pursuant to accelerated vesting of outstanding awards as of December 17, 2021, the date of Mr. Struble’s resignation from the Board.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Mr. Dill (Chair), Mr. Lanktree, and Ms. Tenenbaum, none of whom has been at any time an executive officer or employee of the Company, or has any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves, or in the past has served, on the board of directors, or as a member of the compensation committee (or other committee performing an equivalent function) of the board of directors of any entity that has one or more executive officers who serve as members of our Board of Directors or Compensation Committee.

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

Compensation Committee

Michael R. Dill (Chair) Charles T. Lanktree Inez M. Tenenbaum

March 1, 2022

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The table below sets forth information regarding the beneficial ownership of our common stock as of April 27, 2022, by the following individuals or groups:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers identified in the “Summary Compensation Table For 2021-2022” appearing in this report (the “Named Executive Officers”); and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock that are subject to our stock options that are presently exercisable or exercisable within 60 days of April 27, 2022, as well as shares of common stock issuable within 60 days of April 27, 2022, upon vesting of restricted stock units (“RSUs”), are deemed to be outstanding and beneficially owned by the person holding the stock options or RSUs, as applicable, for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Unless indicated otherwise below, the address of our directors and executive officers is c/o BK Technologies Corporation, 7100 Technology Drive, West Melbourne, Florida 32904. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of April 27, 2022, we had outstanding 16,864,599 shares of our common stock.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares		Percent of Class
Beneficial Owners of More Than 5% of Our Common Stock:
Fundamental Global GP, LLC	2,628,313	(1)(10)	15.58%
D. Kyle Cerminara, Director	2,650,284	(2)(10)	15.72%
Benchmark Capital Advisors	1,526,473	(3)	9.05%
AIGH Capital Management, LLC	1,373,750	(4)	8.15%
Donald F.U. Goebert	1,264,508	(5)	7.50%

Directors, Director Nominees and Named Executive Officers (not otherwise included above):
John M. Suzuki, Chief Executive Officer and Director	142,410	(6)(10)	*
Timothy A. Vitou, President	105,500	(6)(10)	*
William P. Kelly, Executive Vice President and Chief Financial Officer	102,827	(6)(7)(10)	*
Randy Willis, Chief Operating Officer	50,000	(6)(10)	*
Branko Avanic, Chief Technology Officer	22,000	(6)(10)	*
Michael R. Dill, Director	15,062	(10)	*
R. Joseph Jackson, Director	650,915	(8)	3.86%
Charles T. Lanktree, Director	22,764	(9)(10)	*
E. Gray Payne, Chairman of the Board	28,592	(6)(10)	*
Inez M. Tenenbaum, Director	0		0%

All current directors and executive officers as a group (11 persons)	3,790,354	(11)	22.48%

*Less than 1%

53

(1)

The amount shown and the following information is derived from a Schedule 13D, as amended, filed with the SEC by Fundamental Global GP, LLC (“FG”) and its affiliates on August 24, 2021, disclosing ownership of 2,628,313 shares. FG is deemed to beneficially own the shares disclosed as directly owned by certain of its affiliates. In addition, D. Kyle Cerminara, a member of our Board, and affiliate of FG, holds an additional 21,971 shares of common stock (including exercisable options), which increases the total number of shares beneficially owned by FG to 2,650,284, or 15.73% of outstanding shares. FG has shared voting and dispositive power with respect to all such shares. FG’s business address is 108 Gateway Blvd., Suite 204, Mooresville, NC 28117.

(2)

Mr. Cerminara is the Chief Executive Officer, Co-Founder and Partner of FG. Due to his positions with FG, Mr. Cerminara is deemed to beneficially own the 3,374,321 shares disclosed as directly owned by certain affiliates of FG. Mr. Cerminara expressly disclaims beneficial ownership of these shares. The business addresses for Mr. Cerminara are c/o Fundamental Global GP, LLC, 108 Gateway Blvd., Suite 204, Mooresville, NC 28117; c/o Ballantyne Strong, Inc., 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209.

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

(4)

The amount shown and the following information is derived from a Schedule 13G/A filed by AIGH Capital Management, LLC (“AIGH”) on February 11, 2022. According to the Schedule 13G/A, AIGH beneficially owns 1,373,750 shares, over which it has sole voting and dispositive power. Also according to the Schedule 13G/A, each of AIGH Investment Partners, L.L.C. (“AIGHIP”), and Mr. Orin Hirschman may be deemed to beneficially own, and have sole voting and dispositive power over, such shares. The principal business address of AIGH, AIGHIP, and Mr. Hirschman is 6006 Berkeley Avenue, Baltimore, Maryland 21209.

(5)

The amount shown is based on Mr. Goebert’s Form 4 filed on December 30, 2016, plus 6,225 shares acquired upon option exercises since the filing of the Form 4, and reflects the repurchase by the Company on December 12, 2018 of 200,000 shares of common stock held by Mr. Goebert. Mr. Goebert’s primary address is 3382 Harbor Road S., Tequesta, Florida 33469.

(6)

Share ownership of the following persons includes options to purchase our common shares presently exercisable or exercisable within 60 days of April 27, 2022, as follows: for Mr. Suzuki – 117,000 shares; for Mr. Vitou – 73,000 shares; for Mr. Kelly – 73,000 shares; for Mr. Willis – 50,000 shares; for Dr. Avanic – 22,000 shares; and for General Payne – 5,000 shares.

(7)	Includes 26,827 shares held jointly by Mr. Kelly with his wife.

(8)

Includes 6,000 shares owned by Robert Joseph Jackson SEP-IRA and 630,915 shares owned by Metrolina Capital Investors, LLC (“Metrolina Capital”). Because Mr. Jackson currently serves as the Managing Partner of Metrolina Capital, Mr. Jackson is deemed to beneficially own the 630,915 shares disclosed. Mr. Jackson expressly disclaims beneficial ownership of these shares.

(9)	Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree.

(10)

The following options are not reflected in the table, as they are not presently exercisable or exercisable within 60 days of April 27, 2022: options to purchase 68,000 common shares held by Mr. Suzuki; options to purchase 57,000 common shares held by Mr. Vitou; options to purchase 27,000 common shares held by Mr. Kelly; options to purchase 35,000 shares held by Mr. Willis; and options to purchase 38,000 common shares held by Dr. Avanic.

The table also does not include the following RSUs held by each of Messrs. Cerminara, Dill, Lanktree, and General Payne: 2,024 RSUs remaining pursuant to a grant made on September 6, 2018 (not including 1,013 RSUs that vested as of September 6, 2019, 1,013 RSUs that vested as of September 6, 2020, and 1,013 RSUs that vested as of September 6, 2021); 6,233 RSUs remaining pursuant to a grant made on September 6, 2019 (not including 2,078 RSUs that vested as of September 6, 2020 and 2,078 RSUs that vested as of September 6, 2021); 10,526 RSUs remaining pursuant to a grant made on August 24, 2020 (not including 2,631 RSUs that vested as of August 24, 2021), and 15,480 RSUs granted on July 30, 2021. The RSUs vest in five equal annual installments, beginning on the first anniversary of the respective grant date, in each case subject to the director’s continued service as a director of the Company through such date. All RSUs were granted under the Company’s 2017 Incentive Compensation Plan (the “2017 Plan”). Each RSU represents a contingent right to receive one share of common stock of the Company.

(11)

Includes 2,628,313 shares reported as beneficially owned by FG, of which Mr. Cerminara is deemed to have beneficial ownership by virtue of his position with FG. Includes 26,827 shares held jointly by Mr. Kelly with his wife. Includes 630,915 shares reported as beneficially owned by Metrolina Capital, of which Mr. Jackson is deemed to have beneficial ownership by virtue of his position with Metrolina Capital. Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Includes options to purchase common shares presently exercisable or exercisable within 60 days of April 27, 2022, as follows: for Mr. Suzuki – 117,000 shares; for Mr. Vitou – 73,000 shares; for Mr. Kelly – 73,000 shares; for Mr. Willis – 50,000 shares; for Dr. Avanic – 22,000 shares; and for General Payne – 5,000 shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2021, with respect to our 2017 Plan, under which our common stock is authorized for issuance, and the 2007 Plan. Our stockholders approved the 2017 Plan at the 2017 annual stockholders’ meeting. The Company’s stockholders approved an amendment to the 2017 Plan at the Company’s 2021 annual meeting of stockholders held on December 17, 2021, to increase the number of authorized shares under the 2017 Plan from 1,000,000 shares to 3,000,000 shares. On December 31, 2021, 1,949,988 shares of our common stock were available for issuance under the 2017 Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	813,548	$3.68	1,949,988
Equity compensation plans not approved by security holders	—	—	—
Total	813,548	$3.68	1,949,988

(1)

Includes 808,548 shares issuable upon the exercise or vesting of awards (including stock options and restricted stock units) outstanding under the 2017 Plan and 5,000 shares issuable upon the exercise of awards outstanding under the 2007 Plan.

(2)	Represents shares available for issuance under the 2017 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Any transaction with a related person is subject to our written policy for transactions with related persons, which is available on our website at https://www.bktechnologies.com/investor-relations-3. The audit committee is responsible for applying this policy. As set forth in the policy, the audit committee reviews the material facts of the transaction and considers, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The policy also prohibits our directors from participating in any discussion or approval of any interested transaction for which he is a related person, except that the director is required to provide all material information concerning the transaction to the committee.

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

Except as set forth below, during 2021 and 2020, we did not have any transactions with related persons that were reportable under Item 404 of Regulation S-K, and we do not have any transactions with related persons currently proposed for 2021 that are reportable under Item 404 of Regulation S-K.

Fundamental Global GP, LLC (“FG”)

 FG, together with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, a member of our Board of Directors, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global. We have an investment in a limited partnership, FGI 1347 Holdings, LP, of which we are the sole limited partner. FGI 1347 Holdings, LP was established for the purpose of investing in securities using a portion of the proceeds from our previously successful investment in Iteris, Inc. (Nasdaq: ITI), which was liquidated for a substantial gain. Affiliates of Fundamental Global serve as the general partner and investment manager of FGI 1347 Holdings, LP. Fundamental Global has not received any management fees or performance fees for its services to the limited partnership. Principals of Fundamental Global serve on the board of directors of portfolio companies and receive compensation for their service.

Indemnification Agreements

On July 22, 2020, the Company entered into indemnification agreements with each of its directors and executive officers. Under the terms of the indemnification agreements, subject to certain exceptions specified in the indemnification agreements, the Company will, among other things, indemnify its directors and executive officers to the fullest extent permitted by law in the event such director or executive officer becomes subject to or a participant in certain claims or proceedings as a result of his service as a director or officer. The Company will also, subject to certain exceptions and repayment conditions, advance to such director or executive officer specified indemnifiable expenses incurred in connection with such claims or proceedings.

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

DIRECTOR INDEPENDENCE

The NYSE American corporate governance listing standards provide that the Company, as a smaller reporting company, may have a board of directors consisting of at least fifty percent (50%) independent directors. Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the independence requirements of the NYSE American corporate governance listing standards and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors reviews a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies of which our Board members are directors or executive officers. The Board of Directors reviewed the various factors described above in April 2021, including an evaluation of the holdings of FG, one of our most significant stockholders, and Mr. Cerminara’s positions as its Chief Executive Officer, Co-Founder and Partner, and our investment in FG Financial Group, Inc. (Nasdaq: FGF), through our investment in FGI 1347 Holdings, LP, a consolidated variable interest entity of which we are the sole limited partner. Pursuant to such evaluation, the Board of Directors determined that Messrs. Dill, Jackson, Lanktree, General Payne, and Ms. Tenenbaum were “independent” directors within the independence requirements of the NYSE American corporate governance listing standards and all applicable rules and regulations of the SEC. All Board committee members during 2021 were, and all current Board committee members are, independent for the purpose of the committees on which they served or serve.

Independent members of our Board of Directors meet in executive session without the presence of non-independent directors and management, and are scheduled to do so at least once per year.

Item 14. Principal Accounting Fees and Services

MSL, P.A (“MSL”), an independent registered public accounting firm, audited our financial statements for fiscal 2021 and fiscal 2020. We had no disagreements with MSL on accounting and financial disclosures. MSL’s work on our audit for fiscal 2021 was performed by full time, permanent employees and shareholders of MSL.

MSL has served as our independent registered public accounting firm since November 2015. The rules of the SEC require us to disclose fees billed by our independent registered public accounting firm for services rendered to us for each of the years ended December 31, 2021 and 2020. The following table represents aggregate fees billed for the fiscal years ended December 31, 2021 and 2020 by MSL.

Fees(1)(2)(3)(4)	2021	2020
Audit Fees	$178,650	$152,500
Audited-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$178,650	$152,500

(1)

For 2021 and 2020, includes fees paid to MSL for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2021-and 2020 and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30 in each of those years. For 2021, also includes fees related to service rendered in connection with the comfort letter and for 2020, also includes fees related to services rendered in connection with issuance of a consent related to our registration statement on Form S-3 filed in December 2020.

(2)

No audit-related services were performed for us by MSL in 2021 or 2020. Audit-related services include assurance and related services that are related to the performance of the audit or review of our financial statements.

(3)	No tax services were performed for us by MSL in 2021 or 2020. Tax services include tax compliance, tax advice and tax planning.

(4)	No other services were performed for us by MSL in 2021 or 2020.

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to us by our independent registered public accounting firm, MSL. The policy requires that all services to be provided by MSL, including audit services and permitted audit-related and non-audit services, must be pre-approved by the audit committee. The audit committee approved all audit services provided by MSL to us during 2021. MSL did not provide any audit-related or non-audit services to us during 2021. The audit committee has determined that the provision of the services by MSL reported hereunder had no impact on its independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(b)	Exhibits:

Number	Exhibit
2.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
4.1	Description of the Company’s Registered Securities (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
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

10.6+	Amendment No. 1 to 2017 Incentive Compensation Plan dated December 17, 2021 (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
10.7+	Form of Stock Option Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.8+	Form of Restricted Share Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.9+	Form of Restricted Stock Unit Agreement under the 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed June 15, 2017)
10.10+

Form of Non-Employee Director Restricted Share Unit Agreement under the 2017 Incentive Compensation Plan (September 2018) (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.11+

Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

61

10.12+

Form of Restricted Share Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.13+

Form of Restricted Stock Unit Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.14+

Relocation Agreement, dated December 31, 2019, between the Company and Henry R. (Randy) Willis (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.16+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.17+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Randy Willis (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.18+

Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 4, 2020)

10.19+

Employment Agreement, dated July 19, 2021, by and between BK Technologies, Inc., and John M. Suzuki (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2021)

10.20

Credit Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.21

Line of Credit Note, executed as of January 31, 2022, by BK Technologies, Inc., as borrower, for the benefit of JPMorgan Chase Bank, N.A., as lender (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 17, 2022)

10.22

Continuing Guaranty, executed as of January 30, 2020, by and among JPMorgan Chase Bank, N.A., as lender, and BK Technologies Corporation and RELM Communications, Inc., as guarantors (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.23

Continuing Security Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as pledgor (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 30, 2020)

21	Subsidiaries of the Company (incorporated by reference from Exhibit 21 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
23.1*	Consent of MSL, P.A. relating to the Company’s Registration Statements on Form S-8 (Registration No. 333-218765 and Registration No. 333-147354) and Form S-3 (Registration No. 333-251307)
24	Power of Attorney (included in original filing)
31.1*	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Included with this filing.

**	Furnished herewith (not filed).

+	Management contract or compensatory plan or arrangement.

(c)	Consolidated Financial Statement Schedules:

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

Date: April 29, 2022

