Form 10-Q
period 2022-03-31
BK Technologies Corp
filed 2022-05-12
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 16,864,599 shares of common stock, $0.60 par value, of the registrant outstanding at May 6, 2022.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,357	$10,580
Trade accounts receivable, net	4,763	8,229
Inventories, net	21,091	16,978
Prepaid expenses and other current assets	2,538	1,634
Total current assets	34,749	37,421

Property, plant and equipment, net	4,559	4,556
Right-of-use (ROU) asset	2,299	2,399
Investment in securities	1,299	1,795
Deferred tax assets, net	4,116	4,116
Other assets	97	98
Total assets	$47,119	$50,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,254	$5,883
Accrued compensation and related taxes	1,450	1,099
Accrued warranty expense	512	533
Accrued other expenses and other current liabilities	551	938
Dividends payable	—	505
Short-term lease liability	457	447
Credit facility	1,458	1,470
Notes payable-current portion	269	267
Deferred revenue	1,085	1,045
Total current liabilities	13,036	12,187

Notes payable, net of current portion	537	605
Long-term lease liability	2,151	2,269
Deferred revenue	2,558	2,706
Total liabilities	18,282	17,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $.60 par value; 50,000,000 authorized shares; 18,314,999 and 18,298,999 issued and 16,864,599 and 16,848,599 outstanding shares at March 31, 2022, and December 31, 2021, respectively	10,989	10,979
Additional paid-in capital	36,007	35,862
Accumulated deficit	(12,757)	(8,821)
Treasury stock, at cost, 1,450,400 shares at March 31, 2022, and December 31, 2021, respectively	(5,402)	(5,402)
Total stockholders’ equity	28,837	32,618
Total liabilities and stockholders’ equity	$47,119	$50,385

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021*

Sales, net	$6,585	$8,564
Expenses
Cost of products	5,113	5,444
Selling, general and administrative	4,916	3,973
Total operating expenses	10,029	9,417

Operating loss	(3,444)	(853)

Other (expense) income:
Net interest (expense)	(15)	(4)
(Loss) gain on investment in securities	(496)	205
Other income (expense)	19	(18)
Total other (expense) income	(492)	183

Loss before income taxes	(3,936)	(670)

Provision for income taxes	—	—

Net loss	$(3,936)	$(670)

Net loss per share-basic and diluted	$(0.23)	$(0.05)
Weighted average shares outstanding-basic and diluted	16,848,777	12,517,412

 See notes to condensed consolidated financial statements.

* The amounts for the three months ended March 31, 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to the Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021*
Operating activities
Net loss	$(3,936)	$(670)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventories allowances	48	300
Depreciation and amortization	342	298
Share-based compensation expense-stock options	85	32
Share-based compensation expense-restricted stock units	70	103
Loss (gain) on investment in securities	496	(205)
Changes in operating assets and liabilities:
Trade accounts receivable	3,466	1,900
Inventories	(4,161)	(1,394)
Prepaid expenses and other current assets	(904)	57
Other assets	1	(6)
ROU asset and lease liabilities	(8)	(4)
Accounts payable	1,371	299
Accrued compensation and related taxes	351	(315)
Accrued warranty expense	(21)	(73)
Deferred revenue	(108)	(138)
Accrued other expenses and other current liabilities	(387)	(145)
Net cash (used in) provided by operating activities	(3,295)	39

Investing activities
Purchases of property, plant, and equipment	(345)	(1,031)
Net cash used in investing activities	(345)	(1,031)

Financing activities
Cash dividends paid	(505)	(250)
Proceeds from the credit facility	—	800
Repayment of the credit facility and notes payable	(78)	(21)
Net cash (used in) provided by financing activities	(583)	529

Net change in cash and cash equivalents	(4,223)	(463)
Cash and cash equivalents, beginning of period	10,580	6,826
Cash and cash equivalents, end of period	$6,357	$6,363

Supplemental disclosure
Cash paid for interest	$15	$4
Non-cash financing activity
Common stock issued under restricted stock units	$40	$84

 See notes to condensed consolidated financial statements.

* The amounts for the three months ended March 31, 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to the Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands, except share and per share data and percentages)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited. The condensed consolidated balance sheet at December 31, 2021, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022, as amended by filing Form 10-K/A with the SEC on April 29, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results for a full year.

Principles of Consolidation

The accounts of the Company and its subsidiaries have been included in the accompanying condensed financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of March 31, 2022, and December 31, 2021, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

Change in Accounting Principle

As disclosed in Note 4, on July 1, 2021, the Company changed its accounting for inventory to burden the material at the time of purchase receipts. Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress. The Company believes that this method improves financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by providing better matching of revenues and expenses. This change resulted in a net increase of approximately $1,300 in inventory and a net decrease of $1,300 in accumulated deficit as of July 1, 2021.

The accounting change did not have a material effect on the loss from operations, net loss, or earnings per share for the three months ended March 31, 2022.

2. Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of the Company’s common stock on April 6, 2022, to stockholders of record as of May 2, 2022. These dividends will be paid on May 16, 2022.

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $4,813 and 8,279 at March 31, 2022, and December 31, 2021, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4. Inventories, Net

On July 1, 2021, the Company changed its accounting for inventory to burden the material at the time of purchase receipts. Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress.

 4. Inventories, Net - continued

The fiscal 2021 financial statements have been retrospectively adjusted to apply the new inventory change method. The cumulative effect of this change on periods prior to those presented herein resulted in a net decrease in accumulated deficit of approximately $1,104 as of January 1, 2021.

Inventories, which are presented net of allowance for slow moving, excess, or obsolete, consisted of the following:

	March 31, 2022	December 31, 2021
Finished goods	$2,465	$2,335
Work in process	6,274	4,527
Raw materials	12,352	10,116
	$21,091	$16,978

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,214 at March 31, 2022, compared with approximately $1,288 at December 31, 2021.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying fiscal 2021 Condensed Consolidated financial statements were adjusted as follows:

	As Originally Reported ($)	Effect of Change ($)	As Reported under Change in Accounting Principle ($)

Condensed Income Statements
Cost of goods sold:
Three months ended March 31, 2021	5,468	(24)	5,444
Loss before income taxes:
Three months ended March 31, 2021	(694)	24	(670)
Net loss:
Three months ended March 31, 2021	(694)	24	(670)
Net loss income per share-basic and diluted:
Three months ended March 31, 2021	(0.06)	0.01	(0.05)
Condensed Statements of Cash Flows
Net loss as of March 31, 2021	(694)	24	(670)
Inventories allowance	289	11	300
Inventories	(1,359)	(35)	(1,394)

 5. Income Taxes

The Company has not recorded income tax provision or benefit for the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $1,480 and $610 as of March 31, 2022 and December 31, 2021, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2022.

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

FG Financial Group

As of March 31, 2022, the Company indirectly held approximately $62 in cash and 477,282 shares of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) (“FGF”), with fair value of $1,299, through an investment in 1347 LP.  These shares were purchased in March and May 2018 for approximately $3,741.  For the three months ended March 31, 2022, the Company recognized unrealized loss of $496 on the investment, compared with unrealized gain of $205 for the same period last year. There have been no costs, fees, and expenses paid to the general partner or its affiliates for any periods, including the three months ended March 31, 2022 and 2021.

6. Investment in Securities -continued

As of March 31, 2022, the Company and the affiliates of FG, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 3,032,765 shares of FGF’s common stock, representing approximately 60.0% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, a member of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7. Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three months ended March 31, 2022 and 2021*, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2021	18,298,999	$10,979	$35,862	$(8,821)	$(5,402)	$32,618
Common stock issued under restricted stock units	16,000	10	(10)	—	—	—
Share-based compensation expense-stock options	—	—	85	—	—	85
Share-based compensation expense-restricted stock units	—	—	70	—	—	70
Net loss	—	—	—	(3,936)	—	(3,936)
Balance at March 31, 2022	18,314,999	$10,989	$36,007	$(12,757)	$(5,402)	$28,837

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2020*	13,962,366	$8,377	$26,346	$(5,693)	$(5,402)	$23,628
Common stock issued under restricted stock units	24,505	15	(15)	—	—	—
Share-based compensation expense-stock options	—	—	32	—	—	32
Share-based compensation expense-restricted stock units	—	—	103	—	—	103
Common stock dividends ($0.02 per share)	—	—	—	(251)	—	(251)
Net loss*	—	—	—	(670)	—	(670)
Balance at March 31, 2021*	13,986,871	$8,392	$26,466	$(6,614)	$(5,402)	$22,842

*              The amounts as of December 31, 2020, and for the period ended March 31, 2021, have been adjusted to reflect the change in inventory accounting method as described in Notes 1 and 4 of the Condensed Consolidated Financial Statements.

8. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2022	March 31, 2021*
Numerator:
Net loss for basic and diluted earnings per share	$(3,936)	$(670)
Denominator for basic loss per share weighted average shares	16,848,777	12,517,412
Effect of dilutive securities:
Options and restricted stock units	—	—
Denominator for diluted loss per share weighted average shares	16,848,777	12,517,412
Basic and diluted loss per share	$(0.23)	$(0.05)

Approximately 909,000 stock options and 137,055 restricted stock units for the three months ended March 31, 2022, respectively, and 489,000 stock options and 122,533 restricted stock units for the three months ended March, 2021, respectively, were excluded from the calculation because they were anti-dilutive.

*              The amounts for 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1and 4 to Condensed Consolidated Financial Statements.

9. Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $85 for the three months ended March 31, 2022, compared with $32 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2022, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

9. Non-Cash Share-Based Employee Compensation - continued

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2022, is presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
As of January 1, 2022
Outstanding	676,500	3.68	7.33	1.41	4,500
Vested	361,600	3.80	6.66	1.44	4,500
Nonvested	314,900	3.53	8.10	1.39	—

Period activity
Issued	237,500	2.38	—	0.78	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	5,000	4.95	—	1.05	—

As of March 31, 2022
Outstanding	909,000	3.33	7.87	1.25	49,050
Vested	461,933	3.67	6.87	1.37	20,833
Nonvested	447,067	2.98	8.89	1.13	28,217

Restricted Stock Units

On March 31, 2022, the Company granted 16,000 restricted stock units to Joshua Horowitz for strategic advisory service compensation. These restricted stock units were fully vested on the date of grant.

On December 17, 2021, upon the resignation of former director John Struble, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Struble’s unvested restricted stock units granted September 6, 2018, September 6, 2019, August 24, 2020, and July 30, 2021, and issued 34,264 shares of common stock to Mr. Struble.

On August 24, 2021, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $40 per award (resulting in total aggregate grant-date fair value of $240), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

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

On March 4, 2021, upon the resignation of former director Lewis Johnson, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Johnson’s unvested restricted stock units granted September 6, 2018, September 6, 2019, and August 24, 2021, and issued 24,505 shares of common stock to Mr. Johnson.

9. Non-Cash Share-Based Employee Compensation - continued

On April 24, 2020, upon the resignation of former director Ryan Turner, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Turner’s unvested restricted stock units granted September 6, 2019, and September 6, 2018, and issued 10,389 and 4,050 shares of common stock, respectively.

There were 137,055 restricted stock units outstanding as of March 31, 2022, and December 31, 2021.

The Company recorded non-cash restricted stock unit compensation expense of $70 for the three months ended March 31, 2022, compared with $103 for the same period last year.

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of March 31, 2022.

COVID-19

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. Although we believe the pandemic has not had a material adverse impact on our business through 2020, it may have the potential of doing so in the future. The extent of the potential impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, which are uncertain and, given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted. In addition, the pandemic has significantly increased economic uncertainty and caused a worldwide economic downturn. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that may occur in the future.

Purchase Commitments

As of March 31, 2022, the Company had purchase commitments for inventory totaling approximately $12,533.

Significant Customers

Sales to United States government agencies represented approximately $1,650 (25.05%) of the Company’s net total sales for the three months ended March 31, 2022, compared with approximately $2,116 (24.71%) for the same period last year. Accounts receivable from agencies of the United States government were $1,314 as of March 31, 2022, compared with approximately $1,490 at the same date last year.

11. Debt

BK Technologies, Inc. (“BK Inc.”), a wholly owned subsidiary of the Company, entered into a $5,000 Credit Agreement and a related Line of Credit Note (the “Note” and collectively with the Credit Agreement, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) on January 30, 2021. The Credit Agreement provides for a revolving line of credit of up to $5,000, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. Proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. The line of credit is collateralized by a blanket lien on all personal property of BK Technologies, Inc., pursuant to the terms of the Continuing Security Agreement with JPMC. The Company and each subsidiary of BK Inc. are guarantors of BK Technologies, Inc.’s obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty. On January 31, 2022, our revolving credit facility, which originated on January 30, 2020, was extended for one year, through January 31, 2023.

11. Debt - continued

Borrowings under the Credit Agreement will bear interest at the secured overnight financing rate plus a margin of 2.0%. The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2022, with all outstanding principal and interest to be payable in full at maturity (January 31, 2023). As of March 31, 2022, the interest rate was 2.398%.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of March 31, 2022, and the date of filing this report. As of March 31, 2022, the Company had an outstanding balance of $1,458, and a net balance availability of $2,727 under the Credit Agreement. As of the date of filing this report, the Company had an outstanding balance of $2,458, and a net balance availability of $2,542 under the Credit Agreement.

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

11. Debt - continued

Current balances of notes payable at March 31, 2022, and December 31, 2021, are set forth in the table below:

	March 31, 2022	December 31, 2021
Note payable-US. Bank	$87	$86
Note payable-JP Morgan Chase Bank	182	181
	$269	$267

Long-term balances of notes payable at March 31, 2022, and December 31, 2021, are set forth in the table below:

	March 31, 2022	December 31, 2021
Note payable-US. Bank	$139	$161
Note payable-JP Morgan Chase Bank	398	444
	$537	$605

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

In February 2021, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2021. Annual rental, maintenance and tax expenses for the facility will be approximately $196 for the first year, increasing by approximately 3% for each subsequent 12-month period.

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021, and recognized a “Lease Termination” expense of approximately $53. The original term of the lease was through December 31, 2021.

12. Leases - continued

Lease costs consisted of the following:

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$136	$166
Short-term lease cost	—	—
Variable lease cost	33	32
Total lease cost	$169	$198

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$143	$211
Operating cash flows (liability reduction)	$108	$171

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$14

Other information related to operating leases was as follows:

March 31, 2022
Weighted average remaining lease term (in years)	4.95
Weighted average discount rate	5.50%
Maturities of lease liabilities as of March 31, 2022, were as follows:

March 31, 2022
Remaining nine months of 2022	$438
2023	595
2024	608
2025	618
2026	479
Thereafter	243
Total payments	2,981
Less: imputed interest	(373)
Total present value of lease liabilities	$2,608

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•	changes or advances in technology;

•	the success of our land mobile radio product line;

•	successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated new multiband product and other related products in the planned new BKR Series product line and our announced SaaS solutions;

•	competition in the land mobile radio industry;

•	general economic and business conditions, including federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, and the ongoing effects of the COVID-19 pandemic, inflation, supply-chain constraints, ongoing geopolitical conflicts and related sanctions;

•	the availability, terms and deployment of capital;

•	reliance on contract manufacturers and suppliers;

•	risks associated with fixed-price contracts;

•	heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales;

•	allocations by government agencies among multiple approved suppliers under existing agreements;

•	our ability to comply with U.S. tax laws and utilize deferred tax assets;

•	our ability to attract and retain executive officers, skilled workers and key personnel;

•	our ability to manage our growth;

•	our ability to identify potential candidates and to consummate acquisition, disposition or investment transactions, and risks incumbent with being a noncontrolling interest stockholder in a corporation;

•	the impact of general business conditions, including those resulting from the COVID-19 pandemic, ongoing geopolitical conflicts and related sanctions, on the companies in which we hold investments;

•	impact of our capital allocation strategy;

•	risks related to maintaining our brand and reputation;

•	impact of government regulation;

•	rising health care costs;

•	our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies, as well as any further impact resulting from the COVID-19 pandemic, ongoing geopolitical conflicts and related sanctions;

•	our inventory and debt levels;

•	protection of our intellectual property rights;

•	fluctuation in our operating results and stock price;

•	acts of war or terrorism, natural disasters and other catastrophic events;

•	any infringement claims;

•	data security breaches, cyber-attacks and other factors impacting our technology systems;

•	availability of adequate insurance coverage;

•	maintenance of our NYSE American listing;

•	risks related to being a holding company; and

•	the effect on our stock price and ability to raise equity capital through future sales of shares of our common stock.

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 17, 2022, as amended by filing Form 10-K/A with the SEC on April 29, 2022.

Executive Overview

BK Technologies Corporation is a holding company, with a wholly owned operating subsidiary, BK Technologies, Inc. We design, manufacture and market two-way land mobile radios, repeaters, base stations and related components and subsystems.

Two-way land mobile radios can be hand-held (portable) or installed in vehicles (mobile). Repeaters expand the range of two-way land mobile radios, enabling them to operate over a wider area. Base station components and subsystems are installed at radio transmitter sites to improve performance by enhancing the signal and reducing or eliminating signal interference and enabling the use of one antenna for both transmission and reception. We incorporate both analog and digital technologies in our products. Our digital technology is compliant with the Project 25 standard of the Association of Public-Safety Communications Officials. We offer products primarily under the “BK” brand name. Generally, BK-branded products serve the government and public safety market. We also recently launched our business unit dedicated to the development of software-as-a-service (SaaS) solutions.

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

Impact of COVID-19 Pandemic and Recent Capital Markets Disruption

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. In response to the COVID-19 pandemic, we implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Any employees that test positive for COVID-19 are quarantined and, if possible, work remotely in accordance with accepted safety practices until after passing subsequent testing.

Additionally, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Furthermore, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

The impact to our business in 2022, particularly customer orders, is not known with any certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays and long delivery times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results. Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 and ongoing geopolitical conflicts and related sanctions are reflected in our results of operations, we cannot at this time separate the direct impacts of these matters from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic, the ongoing geopolitical conflicts and related sanctions on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, the duration of the ongoing conflict in Ukraine and additional sanctions related thereto, and the related length of the impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided and geopolitical tensions subside, we may continue to experience an adverse impact to our business as a result of the national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic, the ongoing geopolitical conflict and related sanctions, and their negative effects on global economic conditions.

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

First Quarter Summary

Customer demand and orders for our products continued to be strong during the three months ended March 31, 2022. Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders. Consequently, these orders were carried in backlog, and we anticipate fulfilling many of these orders during subsequent quarters this year.

For the first quarter 2022, sales decreased approximately $2.0 million (23.1%), compared with the first quarter last year. While customer orders were strong during the quarter, factors within our supply chain and manufacturing operations, including component availability and extended lead-times, limited our ability to convert orders into shipments and revenue recognition. Additionally, gross profit margins as a percentage of sales for the first quarter of 2022 decreased compared with the same periods of last year, generally reflecting cost increases in materials and freight, and lower manufacturing volumes. Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2022, increased approximately $0.9 million (23.7%) compared with the same quarter last year.

For the first quarter of 2022, our sales totaled approximately $6.6 million, compared with approximately $8.6 million for the same quarter last year.

Gross profit margins as a percentage of sales for the first quarter of 2022 were approximately 22.4%, compared with 36.4% (as adjusted) for the first quarter last year.

SG&A expenses for the first quarter of 2022 totaled approximately $4.9 million, compared with approximately $4.0 million for the same quarter last year.

For the first quarter of 2022, we recognized an operating loss of approximately $3.4 million, compared with approximately $853,000 (as adjusted) for the same quarter last year.

For the first quarter of 2022, we recognized an unrealized loss totaling approximately $0.5 million on our investment in FGF Financial (formerly 1347 Property Insurance Holdings, Inc.), made through FGI 1347 Holdings, LP, a consolidated variable interest entity. This compares with an unrealized gain of approximately $205,000 on the investment for the first quarter last year.

Net loss for the three months ended March 31, 2022, was approximately $3.9 million ($0.23 per basic and diluted share), compared with approximately $670,000 ($0.05 per basic and diluted share) (as adjusted), for the same quarter last year.

As of March 31, 2022, working capital totaled approximately $21.7 million, of which approximately $11.1 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2021, working capital totaled approximately $25.2 million (as adjusted), of which approximately $18.8 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2022	March 31, 2021*
Sales	100.0%	100.0%
Cost of products	(77.6)	(63.6)
Gross margin	22.4	36.4
Selling, general and administrative expenses	(74.7)	(46.4)
Other (expense) income	(7.5)	2.2
(Loss) income before income taxes	(59.8)	(7.8)
Income tax (expense) benefit	(0.0)	(0.0)
Net (loss) income	(59.8)%	7.8%

* The amounts for 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to Condensed Financial Statements.

Net Sales

For the first quarter ended March 31, 2022, net sales totaled approximately $6.6 million, compared with approximately $8.6 million for the same quarter last year.

 Customer demand and orders for our products continued to be strong, driving record bookings for the first quarter of 2022.  Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue.  Consequently, unshipped orders were carried in backlog, and we anticipate fulfilling many of the orders in backlog during subsequent quarters this year.  We are taking steps to manage delays in the supply chain, including carrying additional inventory of material and components with limited supplies.  Although supply chain factors may continue to impact shipments during the next several quarters, we anticipate being able to fulfill customer requirements.  The precise impact to sales and shipments for future quarters, however, cannot be quantified.

Sales for the three months ended March 31, 2022, was attributed primarily to certain state and local public safety opportunities, as well as federal wildland fire related agencies. From a product perspective, the primary contributor to orders and shipments during the first quarter was our BKR 5000 portable radio and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which will include new models in coming quarters. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain and the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

While the potential impacts of material shortages, lead-times, the COVID-19 pandemic, and ongoing geopolitical conflict and related sanctions in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2022, were approximately 22.4%, compared with 36.4% (as adjusted) for the same quarter last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the first quarter ended March 31, 2022, decreased compared with the same period last year primarily due to increased material costs, including electrical components, as well as escalated freight costs, combined with a decline in overall manufacturing volumes, which yielded sub-optimal absorption of manufacturing overhead costs.

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

During recent quarters, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and higher costs for certain components used in our products. Accordingly, we have experienced delivery delays and increased costs within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages and increased product costs is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter ended March 31, 2022, totaled approximately $4.9 million (74.7% of sales), compared with approximately $4.0 million (46.4% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter of 2022 totaled approximately $2.3 million (35.1% of sales), compared with approximately $1.8 million (21.3% of sales) for the same quarter of last year. The increase in engineering expenses is attributed primarily to ongoing product design and development activities, particularly prototyping, for the new BKR series radios. Most of these activities are being performed by our internal engineering team and are their primary focus, combined with sustaining engineering support of our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential effects of the COVID-19 pandemic in coming months and quarters.

Marketing and selling expenses for the first quarter of 2022 totaled approximately $1.0 million (15.2% of sales), compared with approximately $0.9 million (11.0% of sales) for the first quarter last year, primarily reflecting increases in staffing, travel and go-to-market activities in support of anticipated sales growth from new products and customers.

General and administrative expenses for the first quarter 2022 totaled approximately $1.6 million (24.3% of sales), compared with approximately $1.2 million (14.1% of sales) for the same quarter last year. The increase in general and administrative expenses for the quarter is attributed primarily to corporate and headquarters staffing and strategic initiatives.

Operating Loss

The operating loss for the first quarter ended March 31, 2022, totaled approximately $3.4 million (52.3% of sales), compared with approximately $853,000 (10.0% of sales), (as adjusted), for last year’s first quarter. The operating loss for the first quarter is attributed primarily to a decrease in sales combined with increased product costs, which adversely impacted gross profit margins, and increased operating expenses.

Other (Expense) Income

We recorded net interest expense of approximately $15,000 for the first quarter ended March 31, 2022, compared with approximately $4,000 for the first quarter of last year. Net interest expense was primarily the result of equipment financing, our revolving credit facility and lower average cash balances.

For the first quarter ended March 31, 2022, we recognized an unrealized loss of approximately $496,000 on our investment in FGF, compared with an unrealized gain of approximately $205,000 for the first quarter last year.

Income Taxes

We recorded no tax provision or benefit for the first quarter ended March 31, 2022 or 2021.

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

As of March 31, 2022, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets.  Accordingly, we established a valuation allowance of $1.48 million and $610,000 as of March 31, 2022 and December 31, 2021.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2022.

Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operating activities totaled approximately $3.3 million, compared with cash provided by operating activities of approximately $39,000 (as adjusted) for the same quarter last year. Cash used in operating activities for the three months ended March 31, 2022, was primarily related to a net loss, increased inventory and increased prepaid expenses, which were partially offset by decreased accounts receivable, increased accounts payable.

For the first quarter of 2022, we had a net loss of approximately $3.9 million, compared with a net loss of approximately $670,000 (as adjusted) for the same quarter last year. Gross inventories increased during the quarter ended March 31, 2022, by approximately $4.2 million, compared with approximately $1.4 million (as adjusted) for the same quarter last year. Prepaid expenses increased during the first quarter by approximately $904,000, compared with a decrease of $57,000 for last year’s first quarter. The increases for both inventories and prepaid expenses were attributed primarily to limited material and component availability combined with extended supplier lead-times and planned new product introductions. Accounts receivable decreased approximately $3.5 million during the first quarter ended March 31, 2022, compared with a decrease of approximately $1.9 million for last year’s first quarter. The decrease was primarily due to customer collections combined with decreased sales during the first quarter. Accounts payable for the first quarter ended March 31, 2022, increased approximately $1.4 million, compared with an increase of approximately $299,000 for the last year’s first quarter, primarily due to increased material and component purchases from suppliers related in-part to delays and shortages within our supply chain. Depreciation and amortization totaled approximately $342,000 for the first quarter ended March 31, 2022, compared with approximately $298,000 for last year’s first quarter. Depreciation and amortization are primarily related to manufacturing and engineering equipment. The unrealized loss on securities for the first quarter ended March 31, 2022, totaled approximately $496,000, compared with an unrealized gain of approximately $205,000 for the first quarter last year. For additional information pertaining to our investment in securities, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 6 (Investment in Securities) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the first quarter ended March 31, 2022, totaled approximately $345,000, compared with approximately $1.0 million for last year’s first quarter. The cash used for both periods was attributed primarily to the purchase of engineering and manufacturing related equipment.

For the first quarter ended March 31, 2022, cash of approximately $583,000 was used in financing activities, compared with cash provided by financing activities of approximately $529,000 for last year’s first quarter. During the first quarter of 2022 we paid a quarterly dividend, utilizing approximately $505,000, while for last year’s first quarter, we paid a quarterly dividend of approximately $250,000, and we received cash of approximately $779,000 from debt, net of repayments totaling approximately $21,000.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of March 31, 2022, and the date of filing this report. As of March 31, 2022, the Company had an outstanding balance of $1,458, and a net balance availability of $2,727 under the Credit Agreement. As of the date of filing this report, the Company had an outstanding balance of $2,458 , and a net balance availability of $2,542 under the Credit Agreement.

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

Our cash and cash equivalents balance at March 31, 2022, was approximately $6.4 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and “Item 1A. Risk Factors” below in this report.

Critical Accounting Policies and Estimates

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

There were no changes to our critical accounting policies during the quarter ended March 31, 2022.

Change in Accounting Principle During 2021

As disclosed in Note 1 and 4, on July 1, 2021, we changed inventory accounting to burden the material at the time of purchase receipts. Prior to July 1, 2021, we applied the material burden at the time the inventory was issued to work in progress. This change resulted in a net increase of approximately $1.3 million in inventory and retained earnings as of July 1, 2021.

The accounting change did not have a material effect on the loss from operations, net loss, or earnings per share for the three months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 17, 2022, as amended by filing Form 10-K/A with the SEC on April 29, 2022 (the “2021 Form 10-K”). The Risk Factors set forth in the 2021 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2021 Form 10-K, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Restrictions

On January 31, 2022, BK Technologies, Inc., our wholly owned operating subsidiary, extended its Credit Agreement with JPMC. The Credit Agreement contains limitations and covenants that may limit BK Technologies, Inc.’s ability to take certain actions, including paying dividends to the Company.

Share Repurchase Program

On December 21, 2021, the Company announced that the Board has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the first quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs

January 1–31, 2022	—	$—	—	$5,000,000
February 1–28, 2022	—	—	—	$5,000,000
March 1–31, 2022	—	—	—	$5,000,000

Quarter Ended March 31, 2022	—	$—	—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S‑K)

Exhibit 32.2**

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

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 12, 2022	By:	/s/John M. Suzuki
John M. Suzuki
Chief Executive Officer
(Principal executive officer and duly authorized officer)

Date: May 12, 2022	By:	/s/ William P. Kelly
William P. Kelly
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer and duly authorized officer)

