Form 10-Q
period 2022-06-30
BK Technologies Corp
filed 2022-08-11
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-32644

BK TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	83-4064262
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7100 Technology Drive

West Melbourne, Florida 32904

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.60 per share	BKTI	NYSE American

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

There were 16,948,240 shares of common stock, $0.60 par value, of the registrant outstanding at August 8, 2022.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,904	$10,580
Trade accounts receivable, net	6,519	8,229
Inventories, net	22,498	16,978
Prepaid expenses and other current assets	1,282	1,634
Total current assets	36,203	37,421

Property, plant and equipment, net	4,574	4,556
Right-of-use (ROU) asset	2,198	2,399
Investment in securities	697	1,795
Deferred tax assets, net	4,116	4,116
Other assets	137	98
Total assets	$47,925	$50,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,804	$5,883
Accrued compensation and related taxes	1,781	1,099
Accrued warranty expense	551	533
Accrued other expenses and other current liabilities	417	938
Dividends payable	508	505
Short-term lease liability	466	447
Credit facility	3,958	1,470
Notes payable-current portion	272	267
Deferred revenue	1,063	1,045
Total current liabilities	18,820	12,187

Notes payable, net of current portion	468	605
Long-term lease liability	2,032	2,269
Deferred revenue	2,894	2,706
Total liabilities	24,214	17,767
Commitments and contingencies Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	-	-
Common stock; $0.60 par value; 50,000,000 authorized shares; 18,368,863 and 18,298,999 issued and 16,918,463 and 16,848,599 outstanding shares at June 30, 2022, and December 31, 2021, respectively	11,021	10,979
Additional paid-in capital	36,197	35,862
Accumulated deficit	(18,105)	(8,821)
Treasury stock, at cost, 1,450,400 shares at June 30, 2022, and December 31, 2021, respectively	(5,402)	(5,402)
Total stockholders’ equity	23,711	32,618
Total liabilities and stockholders’ equity	$47,925	$50,385

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021*	June 30, 2022	June 30, 2021*

Sales, net	$12,111	$11,335	$18,696	$19,899
Expenses
Cost of products	10,386	6,982	15,499	12,426
Selling, general and administrative	5,405	4,553	10,321	8,526
Total operating expenses	15,791	11,535	25,820	20,952

Operating loss	(3,680)	(200)	(7,124)	(1,053)

Other (expense) income:
Net interest (expense) income	(24)	(14)	(39)	(18)
(Loss) gain on investment in securities	(602)	2,262	(1,098)	2,467
Other expense	(28)	(26)	(9)	(44)
Total other (expense) income	(654)	2,222	(1,146)	2,405

(Loss) income before income taxes	(4,334)	2,022	(8,270)	1,352

Provision for income tax	-	(184)	-	(184)

Net (loss) income	$(4,334)	$1,838	$(8,270)	$1,168

Net (loss) income per share-basic:	$(0.26)	$0.14	$(0.49)	$0.09
Net (loss) income per share-diluted:	$(0.26)	$0.13	$(0.49)	$0.09
Weighted average shares outstanding-basic	16,868,281	13,563,763	16,858,583	13,043,477
Weighted average shares outstanding-diluted	16,868,281	13,625,095	16,858,583	13,101,635

See notes to condensed consolidated financial statements.

* The amounts for the three and six months ended June 30, 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to the Condensed Consolidated Financial Statements

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021*
Operating activities
Net (loss) income	$(8,270)	$1,168
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Inventories allowances	48	428
Deferred tax expense	-	184
Depreciation and amortization	696	681
Share-based compensation expense-stock options	136	65
Share-based compensation expense-restricted stock units	241	128
Loss (gain) on investment in securities	1,098	(2,467)
Changes in operating assets and liabilities:
Trade accounts receivable	1,710	(744)
Inventories	(5,568)	(3,189)
Prepaid expenses and other current assets	352	12
Other assets	(39)	11
ROU asset and lease liability	(17)	(8)
Accounts payable	3,921	1,197
Accrued compensation and related taxes	682	(154)
Accrued warranty expense	18	(147)
Deferred revenue	206	(47)
Accrued other expenses and other current liabilities	(521)	57
Net cash used in operating activities	(5,307)	(2,825)

Investing activities
Purchases of property, plant, and equipment	(714)	(1,541)
Net cash used in investing activities	(714)	(1,541)

Financing activities
Proceeds from common stock issuance, net of costs	-	11,559
Cash dividends paid	(1,011)	(501)
Proceeds from the credit facility and notes payable	2,488	3,543
Repayment of the credit facility and notes payable	(132)	(1,400)
Net cash provided by (used in) financing activities	1,345	13,201

Net change in cash and cash equivalents	(4,676)	8,835
Cash and cash equivalents, beginning of period	10,580	6,826
Cash and cash equivalents, end of period	$5,904	$15,661

Supplemental disclosure
Cash paid for interest	$43	$14
Non-cash financing activity
Common stock issued under restricted stock units	$178	$84

See notes to condensed consolidated financial statements.

* The amounts for the six months ended June 30, 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to the Condensed Consolidated Financial Statements

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands, except share and per share data and percentages)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited. The condensed consolidated balance sheet at December 31, 2021, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022, as amended by filing Form 10-K/A with the SEC on April 29, 2022. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for a full year.

Principles of Consolidation

The accounts of the Company and its subsidiaries have been included in the accompanying condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has an investment in FG Financial Group, Inc. made through FGI 1347 Holdings, LP, a consolidated VIE.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment in securities, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of June 30, 2022, and December 31, 2021, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

The accounting change did not have a material effect on the loss from operations, net loss, or earnings per share for the three and six months ended June 30, 2022.

2. Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of the Company’s common stock on June 30, 2022, to stockholders of record as of July 25, 2022. These dividends will be paid on August 8, 2022.

On April 6, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of the Company’s common stock to stockholders of record as of May 2, 2022. These dividends were paid on May 16, 2022.

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $6,569 and $8,279 at June 30, 2022 and December 31, 2021, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

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

Inventories, which are presented net of allowance for slow moving, excess, or  obsolete -inventory, consisted of the following:

	June 30, 2022	December 31, 2021
Finished goods	$3,023	$2,335
Work in process	5,237	4,527
Raw materials	14,238	10,116
	$22,498	$16,978

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,214 at June 30, 2022, compared with approximately $1,288 at December 31, 2021.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying fiscal 2021 Condensed Consolidated financial statements were adjusted as follows:

	As Originally Reported ($)	Effect of Change ($)	As Reported under Change in Accounting Principle ($)

Condensed Income Statements
Cost of goods sold:
Three months ended June 30, 2021	7,124	(142)	6,982
Income before income taxes:
Three months ended June 30, 2021	1,880	142	2,022
Net income:
Three months ended June 30, 2021	1,696	142	1,838
Net income per share-basic:
Three months ended June 30, 2021	0.13	0.01	0.14
Net income per share-diluted:
Three months ended June 30, 2021	0.12	0.01	0.13
Cost of goods sold:
Six months ended June 30, 2021	12,592	(166)	12,426
Income before income taxes:
Six months ended June 30, 2021	1,186	166	1,352
Net income:
Six months ended June 30, 2021	1,002	166	1,168
Net income per share-basic and diluted:
Six months ended June 30, 2021	0.08	0.01	0.09
Condensed Statements of Cash Flows
Net income for six months ended June 30, 2021	1,002	166	1,168
Inventories allowance	368	60	428
Inventories	(2,964)	(226)	(3,188)

5. Income Taxes

The Company has recorded no income tax expense for the three and six months ended June 30, 2022, compared with an income tax expense of $184 for the same periods last year.

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

As of June 30, 2022, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $2,693 and $610 as of June 30, 2022 and December 31, 2021, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2022.

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

FG Financial Group

As of June 30, 2022, the Company indirectly held approximately $53 in cash and 477,282 shares of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”), with fair value of $697, through an investment in 1347 LP. These shares were purchased in March and May 2018 for approximately $3,741. For the three and six months ended June 30, 2022, the Company recognized unrealized losses on the investment of approximately $602 and $1,098, respectively, compared with unrealized gains of $2,262 and $2,467, respectively for the same periods last year. There have been no costs, fees, and expenses paid to the general partner or its affiliates for any periods, including the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, the Company and the affiliates of FG, including, without limitation, Ballantyne Strong, Inc., beneficially owned in the aggregate 5,431,498 shares of FGF’s common stock, representing approximately 58.5% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7. Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and six months ended June 30, 2022 and 2021, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2021	18,298,999	$10,979	$35,862	$(8,821)	$(5,402)	$32,618
Common stock issued under restricted stock units	16,000	10	(10)	—	—	—
Share-based compensation expense-stock options	—	—	85	—	—	85
Share-based compensation expense-restricted stock units	—	—	70	—	—	70
Net loss	—	—	—	(3,936)	—	(3,936)
Balance at March 31, 2022	18,314,999	10,989	36,007	(12,757)	(5,402)	28,837
Common stock issued under restricted stock units	53,864	32	(32)	—	—	—
Share-based compensation expense-stock options	—	—	51	—	—	51
Share-based compensation expense-restricted stock units	—	—	171	—	—	171
Common stock dividends ($0.03 per share)	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	(4,334)	—	(4,334)
Balance at June 30, 2022	18,368,863	$11,021	$36,197	$(18,105)	$(5,402)	$23,711

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2020*	13,962,366	$8,377	$26,346	$(5,693)	$(5,402)	$23,628
Common stock issued under restricted stock units	24,505	15	(15)	—	—	—
Share-based compensation expense-stock options	—	—	32	—	—	32
Share-based compensation expense-restricted stock units	—	—	103	—	—	103
Common stock dividends ($0.02 per share)	—	—	—	(251)	—	(251)
Net loss*	—	—	—	(670)	—	(670)
Balance at March 31, 2021*	13,986,871	8,392	26,466	(6,614)	(5,402)	22,842
Common stock issued, net of issuance cost	4,249,250	2,549	9,010	—	—	11,559
Share-based compensation expense-stock options	—	—	33	—	—	33
Share-based compensation expense-restricted stock units	—	—	25	—	—	25
Net income*	—	—	—	1,838	—	1,838
Balance at June 30, 2021*	18,236,121	$10,941	$35,534	$(4,776)	$(5,402)	$36,297

*The amounts for 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 of the Condensed Consolidated Financial Statements.

8. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021*	June 30, 2022	June 30, 2021*
Numerator:
Net (loss) income for basic and diluted earnings per share	$(4,334)	$1,838	$(8,270)	$1,168
Denominator for basic (loss) income per share weighted average shares	16,868,281	13,563,763	16,858,583	13,043,477
Effect of dilutive securities:
Options and restricted stock units	—	61,332	—	58,158
Denominator for diluted (loss) income per share weighted average shares	16,868,281	13,625,095	16,858,583	13,101,635
Basic (loss) income per share	$(0.26)	$0.14	$(0.49)	$0.09
Diluted (loss) income per share	$(0.26)	$0.13	$(0.49)	$0.09

Approximately 1,014,000 stock options and 102,791 restricted stock units for the three and six months ended June 30, 2022, respectively, and 444,000 stock options and 0 restricted stock units for the three and six months ended June 30, 2021, respectively, were excluded from the calculation because they were anti-dilutive.

9. Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $51 and $136 for the three and six months ended June 30, 2022, respectively, compared with $33 and $65, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2022, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2022, is presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
As of January 1, 2022
Outstanding	676,500	3.68	7.33	1.41	4,500
Vested	361,600	3.80	6.66	1.44	4,500
Nonvested	314,900	3.53	8.10	1.39	—

Period activity
Issued	342,500	2.41	—	0.80	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	5,000	4.95	—	1.05	—

As of June 30, 2022
Outstanding	1,014,000	3.24	7.86	1.21	30,500
Vested	486,733	3.65	6.69	1.37	14,167
Nonvested	527,267	2.87	8.95	1.06	16,333

Restricted Stock Units

On June 30, 2022, the Company granted 3,200 restricted stock units to Joshua Horowitz for strategic advisory service compensation.  These restricted stock units were fully vested and settled on the date of grant.

On June 30, 2022, the Company, at the direction of the Board of Directors, accelerated the vesting of former director Michael Dill’s unvested restricted stock units granted September 6, 2018, September 6, 2019, August 24, 2020, and July 30, 2021, and issued 34,264 shares of common stock to Mr. Dill.

On June 8, 2022, the Company, at the direction of the Board of Directors, granted 10,000 restricted stock units to John Suzuki for bonus compensation.  These restricted stock units were fully vested and settled on the date of grant.

On May 31, 2022, the Company granted 3,200 restricted stock units to Joshua Horowitz for strategic advisory service compensation.  These restricted stock units were fully vested and settled on the date of grant.

On April 30, 2022, the Company granted 3,200 restricted stock units to Joshua Horowitz for strategic advisory service compensation.  These restricted stock units were fully vested and settled on the date of grant.

On March 31, 2022, the Company granted 16,000 restricted stock units to Joshua Horowitz for strategic advisory service compensation.  These restricted stock units were fully vested and settled on the date of grant.

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

There were 102,791 and 137,055 restricted stock units outstanding as of June 30, 2022, and December 31, 2021, respectively.

The Company recorded non-cash restricted stock unit compensation expense of $171 and $241 for the three and six months ended June 30, 2022, respectively, compared with $25 and $128, respectively for the same periods last year.

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of June 30, 2022.

Covid 19 and Geo Political Tension

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

Purchase Commitments

As of June 30, 2022, the Company had purchase commitments for inventory totaling approximately $9,394.

Significant Customers

Sales to United States government agencies represented approximately $5,316 (43.9%) and $6,965 (37.3%) of the Company’s net total sales for the three and six months ended June 30, 2022, respectively, compared with approximately $4,749 (41.9%) and $6,865 (34.5%), for the same periods last year. Accounts receivable from agencies of the United States government were $2,554 as of June 30, 2022, compared with approximately $3,279 at the same date last year.

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

Borrowings under the Credit Agreement will bear interest at the secured overnight financing rate plus a margin of 2.0%. The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2022, with all outstanding principal and interest to be payable in full at maturity (January 31, 2023). As of June 30, 2022, the interest rate was 3.344%.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of June 30, 2022, and the date of filing this report. As of June 30, 2022, the Company had an outstanding balance of $3,958, and a net balance availability of $1,042 under the Credit Agreement. As of the date of filing this report, the Company had an outstanding balance of $3,958, and a net balance availability of $1,042 under the Credit Agreement.

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

Current balances of notes payable at June 30, 2022 and December 31, 2021, are set forth in the table below:

	June 30, 2022	December 31, 2021
Note payable-US. Bank	$88	$86
Note payable-JP Morgan Chase Bank	184	181
	$272	$267

Long-term balances of notes payable at June 30, 2022 and December 31, 2021, are set forth in the table below:

	June 30, 2022	December 31, 2021
Note payable-US. Bank	$116	$161
Note payable-JP Morgan Chase Bank	352	444
	$468	$605

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

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021 and recognized a "Lease Termination” expense of approximately $53. The original term of the lease was through December 31, 2021.

Lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$136	$136	$272	$302
Short-term lease cost	—	—	—	—
Variable lease cost	33	33	65	65
Total lease cost	$169	$169	$337	$367

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$144	$140	$288	$352
Operating cash flows (liability reduction)	$109	$100	$218	$271

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$14

Other information related to operating leases was as follows:

June 30, 2022
Weighted average remaining lease term (in years)	4.71
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2022, were as follows:

June 30, 2022
Remaining six months of 2022	$294
2023	595
2024	608
2025	618
2026	479
Thereafter	242
Total payments	2,836
Less: imputed interest	(338)
Total present value of lease liability	$2,498

13. Subsequent Events

On July 14, 2022, the Company granted 87,500 incentive stock options of the 2017 Incentive Compensation Plan, to a number of non-management employees. The options contained a 5 year vesting term, beginning on July 14, 2023 and on each anniversary date of the grant thereafter.

On July 1, 2022, the Company issued 18,715 and 11,062 restricted stock units to Michael Dill and Inez Tenenbaum, respectively, former directors of the Company for services performed. These restricted stock units were fully vested and settled on the date of grant.

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

•

successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated new multiband product and other related products in the planned new BKR Series product line and our announced SaaS solution;

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

•

the impact of general business conditions, including those resulting from the COVID-19 pandemic, inflation, ongoing geopolitical conflicts and related sanctions, on the companies in which we hold investments;

•	impact of our capital allocation strategy;

•	risks related to maintaining our brand and reputation;

•	impact of government regulation;

•	rising health care costs;

•

our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies, as well as any further impact resulting from the COVID-19 pandemic, inflation, ongoing geopolitical conflicts and related sanctions;

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

Some of these factors and risks have been, and may further be, exacerbated by the COVID-19 pandemic and general economic conditions such as inflation. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Executive Overview

BK Technologies Corporation (NYSE American: BKTI) (together with its wholly owned subsidiaries, “BK,” the “Company,” “we” or “us”) is a holding company that, through BK Technologies, Inc., its operating subsidiary, provides public safety grade communications products and services which make first responders safer and more efficient.  All operating activities described herein are undertaken by our operating subsidiary.

In business for over 70 years, BK operates two business units through its operating subsidiary, BK Technologies, Inc.; Radio and SaaS.

The Radio business unit designs, manufactures and markets American-made wireless communications products consisting of two-way land mobile radios (“LMRs”).  Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve the government markets including but not limited to emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises.  We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature rich, Project 25 (P25) compliant radio at a lower cost relative to comparable offerings.

                The SaaS business unit focuses on delivering innovative, public safety smartphone applications which operate ubiquitously over the public cellular networks.  Our BKRPlay branded smartphone application will offer multiple services which make the first responder safer and more efficient.   When tethered to our radios, the combined solution will offer more unique capability which increases the sales reach of our radios.

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

Available Information

Our Internet website address is www.bktechnologies.com. We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor Relations.”  The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department by submitting a written request to bktechnologies@imsinvestorrelations.com or calling (203) 972-9200. Additional information regarding our investor relations department can be found at our website. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website at http://www.sec.gov.

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

The impact to our business in 2022, particularly customer orders, is not known with any certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays and long delivery times within our supply chain.  While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.    Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 and ongoing geopolitical conflicts and related sanctions are reflected in our results of operations, we cannot at this time separate the direct impacts of these matters from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic, the ongoing geopolitical conflicts and related sanctions on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, the duration of the ongoing conflict in Ukraine and additional sanctions related thereto, and the related length of the impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided and geopolitical tensions subside, we may continue to experience an adverse impact to our business as a result of the national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic, the ongoing geopolitical conflict and related sanctions, and their negative effects on global economic conditions.

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

Second Quarter and Six Months Summary

Customer demand and orders for our products continued to be strong during the three and six months ended June 30, 2022.  Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders.  Consequently, these orders were carried in backlog, and we anticipate fulfilling many of these orders during subsequent quarters this year.

Overall, our revenues for the three months ended June 30, 2022, improved compared with the same period of last year.  For the second quarter 2022, sales increased 6.8% from the second quarter last year and 83.9% from the immediately preceding quarter.  The improvement in sales for the second quarter brought sales for the six-months ended June 30, 2022, within 6.0% of the same six-month period last year.  Gross profit margins as a percentage of sales for the second quarter and six-month periods of 2022 decreased compared with the same periods of last year, generally reflecting cost increases in materials and freight, and lower production volumes due to material shortages.  Selling, general and administrative (“SG&A”) expenses for the second quarter of 2022 were 18.7% higher than the SG&A expenses for the second quarter last year, while SG&A expenses for the six-month period ended June 30, 2022, increased 21.1% compared to the same period last year.  The increase in general and administrative expenses is attributed primarily to corporate and headquarters staffing and strategic initiatives.  These factors yielded operating losses for the three and six month periods ended June 30, 2022, that increased primarily due to supply chain material challenges comparable to the same periods last year.  During the second quarter of 2021 we closed a public offering of our common stock, raising net proceeds of approximately $11.6 million with the issuance of approximately 4.2 million common shares.

For the second quarter of 2022, our sales increased 6.8% to approximately $12.1 million, compared with approximately $11.3 million for the same quarter last year.  For the six months ended June 30, 2022, sales totaled approximately $18.7 million, compared with approximately $19.9 million for the same period last year.

Gross profit margins as a percentage of sales for the second quarter of 2022 were approximately 14.2%, compared with 38.4% for the second quarter last year, as adjusted.  For the six-month period ended June 30, 2022, gross profit margins as a percentage of sales were approximately 17.1%, compared with 37.6% when compared to  the same periods last year, as adjusted.

SG&A expenses for the second quarter of 2022 totaled approximately $5.4 million, compared with approximately $4.6 million for the same quarter last year.  SG&A expenses for the first six months of 2022 increased 21.1% to approximately $10.3 million, compared with approximately $8.5 million for the same period last year.

For the second quarter of 2022, we recognized an operating loss of approximately $3.7 million, compared with approximately $0.2 million for the same quarter last year, as adjusted.  For the six-month period ended June 30, 2022, our operating loss totaled approximately $7.1 million, compared with approximately $1.1 million for the same period last year, as adjusted.

For the second quarter of 2022, we recognized an unrealized loss totaling approximately $0.6 million on our investment in FG Financial  made through FGI 1347 Holdings, LP, a consolidated variable interest entity.  This compares with an unrealized gain of approximately $2.3 million on the investment for the second quarter last year.  For the six-month period ended June 30, 2022, we recognized an unrealized loss of approximately $1.1 million, compared with an unrealized gain of $2.5 million for last year’s six-month period.

Net loss for the three months ended June 30, 2022, was approximately $4.3 million ($0.26 per basic and diluted share), compared with a net income of approximately $1.8 million ($0.14 per basic and $0.13 diluted share) for the same quarter last year, as adjusted.  For the six months ended June 30, 2022, our net loss totaled approximately $8.3 million ($0.49 per basic and diluted share), compared with a net income of approximately $1.2 million ($0.09 per basic and diluted share) for the same period last year, as adjusted.

As of June 30, 2022, working capital totaled approximately $17.4 million, of which approximately $12.4 million was comprised of cash, cash equivalents and trade receivables.  As of December 31, 2021, working capital totaled approximately $25.2 million (as adjusted), of which approximately $18.8 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2022	June 30, 2021*	June 30, 2022	June 30, 2021*
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(85.8)	(61.6)	(82.9)	(62.4)
Gross margin	14.2	38.4	17.1	37.6
Selling, general and administrative expenses	(44.6)	(40.2)	(55.2)	(42.8)
Other income (expense)	(5.4)	19.6	(6.1)	12.1
Income (loss) before income taxes	(35.8)	17.8	(44.2)	6.8
Income tax (expense) benefit	--	(1.6)	--	(0.9)
Net loss	(35.8)%	16.2%	(44.2)%	5.9%

*    The amounts for 2021 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 to Condensed Consolidated Financial Statements.

Net Sales

For the second quarter ended June 30, 2022, net sales increased 6.8% to approximately $12.1 million, compared with approximately $11.3 million for the same quarter last year.  Sales for the six months ended June 30, 2022, totaled approximately $18.7 million, compared with approximately $19.9 million for the six-month period last year.

Customer demand and orders for our products continued to be strong, driving record bookings for the second quarter of 2022.  Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue.  Consequently, unshipped orders were carried in backlog, and we anticipate fulfilling many of the orders in backlog during subsequent quarters this year.  We are taking steps to manage delays in the supply chain, including carrying additional inventory of material and components with limited supplies.  Although supply chain factors may continue to impact shipments during the next quarter, we anticipate being able to fulfill customer requirements.  The precise impact to sales and shipments for the remainder of 2022, however, cannot be quantified.

Sales for the three months ended June 30, 2022, was attributed primarily to certain state and local public safety opportunities, as well as federal wildland fire related agencies.  From a product perspective, the primary contributor to orders and shipments during the second quarter was our BKR 5000 portable radio and related accessories.  The BKR Series is envisioned as a comprehensive line of new products, which will include new models in coming quarters.  The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain and the COVID-19 pandemic to various electronic component suppliers. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products.  However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

While the potential impacts of material shortages, lead-times, the COVID-19 pandemic, and ongoing geopolitical conflict and related sanctions in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2022 were approximately 14.2%, compared with 38.4% for the same quarter last year.  For the six-month period ended June 30, 2022, gross profit margins were approximately 17.1%, compared with 37.6% for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the quarter ended June 30, 2022, decreased compared with the same period last year primarily due to increased material costs, including electronic components, as well as escalated freight costs, which yielded sub-optimal absorption of manufacturing overhead costs.

During recent quarters, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies, extended lead times and higher costs for certain components used in our products.  Accordingly, we have experienced delivery delays and increased costs within our supply chain.  While the progression and duration of these shortages is not known with certainty, we are monitoring a number of critical components for product cost improvement, but the shortages may last for several quarters.  The impact on our operations of such shortages and increased product costs is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs.  While we anticipate continuing to do so in the future, we have increased and are continuing to increase, our utilization of U.S.-based resources, which provides greater security and control over our production.  We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. However, we may encounter new product cost and competitive pricing pressures in the future and the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the second quarter ended June 30, 2022, totaled approximately $5.4 million (44.6% of sales), compared with approximately $4.6 million (40.2% of sales) for the same quarter last year. For the six months ended June 30, 2022, SG&A expenses increased by $1.8 million, or 21.1%, to approximately $10.3 million (55.2% of sales), compared with approximately $8.5 million (42.8% of sales), for the six-month period last year.

Engineering and product development expenses for the second quarter of 2022 totaled approximately $2.3 million (18.9% of sales), compared with approximately $2.3 million (20.3% of sales) for the same quarter of last year. For the six months ended June 30, 2022, engineering and product development expenses totaled approximately $4.6 million (24.6% of sales), compared with approximately $4.1 million (20.7% of sales) for the six-month period last year.  The increase in engineering expenses is attributed primarily to ongoing product design and development activities, particularly prototyping, for the new BKR series radios.  Most of these activities are being performed by our internal engineering team and are their primary focus, combined with sustaining engineering support of our existing products.  The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential effects of the COVID-19 pandemic in coming months and quarters.

Marketing and selling expenses for the second quarter of 2022 totaled approximately $1.1 million (9.1% of sales), compared with approximately $1.1 million (9.4% of sales) for the second quarter last year, primarily reflecting increases in staffing, travel and go-to-market activities in support of anticipated sales growth from new products and customer.  For the six months ended June 30, 2022, marketing and selling expenses increased approximately $0.1 million, or 3.6%, to approximately $2.1 million (11.1% of sales), compared with approximately $2.0 million (10.1% of sales).  The increases for the six-month period ended June 30, 2022 are primarily reflecting increases in staffing, travel and go-to-market activities in support of anticipated sales growth from new products and customers.

Other general and administrative expenses for the second quarter 2022 totaled approximately $2.0 million (16.4% of sales), compared with approximately $1.2 million (10.5% of sales) for the same quarter last year.  For the six months ended June 30, 2022, general and administrative expenses totaled approximately $3.6 million (19.4% of sales), compared with approximately $2.6 million (12.5% of sales) for the six-month period last year.  The increase in general and administrative expenses for the three and six month period ending June 30, 2022 is attributed primarily to corporate and headquarters staffing and strategic initiatives.

Operating Loss

The operating loss for the second quarter ended June 30, 2022, totaled approximately $3.7 million (30.4% of sales), compared with approximately $0.2 million (1.8% of sales) for last year’s second quarter, as adjusted.  For the six months ended June 30, 2022, our operating loss totaled approximately $7.1 million (38.1% of sales), compared with approximately $1.1 million (5.3% of sales) for the six-month period last year, as adjusted.  The operating loss for the quarter ended June 30, 2022 is attributed primarily to increased product costs, which adversely impacted gross profit margins and increased operating expenses.  The operating loss for the six months ended June 30, 2022 is primarily attributed to increased product costs and a decrease in sales, which adversely impacted gross profit margins and increased operating expenses.

Other (Expense) Income

We recorded net interest expense of approximately $24,000 for the second quarter ended June 30, 2022, compared with approximately $14,000 for the second quarter of last year.  For the six months ended June 30, 2022, net interest expense totaled approximately $39,000, compared with net interest income of approximately $18,000 for the six-month period last year. Net interest expense was primarily the result of equipment financing, our revolving credit facility and lower average cash balances.

For the second quarter ended June 30, 2022, we recognized an unrealized loss of approximately $0.6 million on our investment in FGF, compared with an unrealized gain of approximately $2.3 million for the second quarter last year.  For the six months ended June 30, 2022, we recognized an unrealized loss of approximately $1.1 million on our investment in FGF, compared with an unrealized gain of approximately $2.5 for the same period last year.

Income Taxes

We recorded no tax provision or benefit for the quarter ended and for the six months ended June 30, 2022, compared with an income tax expense of $184,000 for the quarter and the same six month period last year.

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

As of June 30, 2022, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets.  Accordingly, we established a valuation allowance of $2.69 million and $0.6 million as of June 30, 2022 and December 31, 2021.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2022.

Liquidity and Capital Resources

For the six months ended June 30, 2022, net cash used in operating activities totaled approximately $5.3 million, compared with cash used by operating activities of approximately $2.8 million (as adjusted) for the same period last year.  Cash used in operating activities for the six months ended June 30, 2022, was primarily related to a net loss and increased inventory, which were partially offset by increased accounts payable, a decrease in accounts receivable and an unrealized loss in marketable securities.

For the first six months of 2022, we had a net loss of approximately $8.3 million, compared with a net income of approximately $1.2 million (as adjusted) for the same period last year.  Gross inventories increased during the six months ended June 30, 2022 by approximately $5.6 million, compared with approximately $3.2 million (as adjusted) for the same period last year.  The increases for inventories were attributed primarily to increased purchases to account for the limited material and component availability combined with extended supplier lead-times and planned new product introductions. Prepaid expenses decreased during the six months ended June 30, 2022 by approximately $0.4 million, compared with a decrease of $12,000 for the same period last year.  Accounts receivable decreased approximately $1.7 million during the six months ended June 30, 2022, compared with an increase of approximately $0.7 million for the same period last year.  The decrease was primarily due to customer collections during the six months ended June 30, 2022.  Accounts payable for the six months ended June 30, 2022, increased approximately $3.9 million, compared with an increase of approximately $1.2 million for the same period last year, primarily due to increased material and component purchases from suppliers related in-part to delays and shortages within our supply chain.  Depreciation and amortization totaled approximately $0.7 million for the six months ended June 30, 2022, compared with approximately $0.7 million for the six same period last year.  Depreciation and amortization are primarily related to manufacturing and engineering equipment.  The unrealized loss on securities for the six months ended June 30, 2022, totaled approximately $1.1 million, compared with an unrealized gain of approximately $2.5 million for same period last year. For additional information pertaining to our investment in securities, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 6 (Investment in Securities) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the six months ended June 30, 2022, totaled approximately $0.7 million, compared with approximately $1.5 million for the same period last year.  The cash used for both periods was attributed primarily to the purchase of engineering and manufacturing related equipment.

For the six months ended June 30, 2022, cash of approximately $1.3 million was provided by financing activities, compared with cash provided by financing activities of approximately $13.2 million for the same period last year.  During the six months ended June 30, 2022 we paid quarterly dividends, utilizing approximately $1.0 million, while for the same period last year, we paid a quarterly dividend of  approximately $0.5 million.  During the six months ended June 30, 2022, we received proceeds of approximately $2.5 million from our revolving credit facility and notes payable compared to $3.5 million for the same period last year. This was partially offset by loan and revolving credit facility repayments of approximately $0.1 million for the six months ended June 30, 2022 compared to $1.4 million for the same period last year.  For the six months ended June 30, 2021, we closed a public offering of our common stock, generating net proceeds of approximately $11.6 million.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of June 30, 2022, and the date of filing this report.  As of June 30, 2022, the Company had an outstanding balance of $3,958, and a net balance availability of $1,042 under the Credit Agreement. As of the date of filing this report, the Company had an outstanding balance of $3,958, and a net balance availability of $1,042 under the Credit Agreement.

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

Our cash and cash equivalents balance at June 30, 2022, was approximately $5.9 million.  We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future.  We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and “Item 1A. Risk Factors” below in this report.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions.  These processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status.  We regularly evaluate these processes in preparing our financial statements.  The processes for revenue recognition, allowance for collection of trade receivables, allowance for excess or obsolete inventory and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances.  These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.

There were no changes to our critical accounting policies during the six months ended June 30, 2022.

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

The accounting change did not have a material effect on the loss from operations, net loss, or earnings per share for the three months ended June 30, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 229.10(f)(1) of Regulation S-K, the Company is not required to include the disclosure under this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchase Program

On December 21, 2021, the Company announced that the Board has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2022:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs
April 1–30, 2022	—	—	—	5,000,000
May 1–31, 2022	—	—	—	$5,000,000
June 1–30, 2022	—	—	—	$5,000,000

Quarter Ended June 30, 2022	—	$—	—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 10.1	First Amendment to Employment Agreement (John M. Suzuki), incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 30, 2022
Exhibit 10.2	First Amendment to Employment Agreement (Timothy A. Vitou), incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 30, 2022
Exhibit 10.3	First Amendment to Employment Agreement (Henry R. (Randy) Willis), incorporated by reference to Exhibit 10.3 to our Form 8-K filed on June 30, 2022
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 11, 2022	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 11, 2022	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Interim Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

