Form 10-Q
period 2022-09-30
BK Technologies Corp
filed 2022-11-04
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 16,984,297 shares of common stock, $0.60 par value, of the registrant outstanding at November 1, 2022.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,034	$10,580
Trade accounts receivable, net	5,379	8,229
Inventories, net	26,332	16,978
Prepaid expenses and other current assets	1,711	1,634
Total current assets	37,456	37,421

Property, plant and equipment, net	4,454	4,556
Right-of-use (ROU) asset	2,095	2,399
Investments	773	1,795
Deferred tax assets, net	4,116	4,116
Other assets	144	98
Total assets	$49,038	$50,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,257	$5,883
Accrued compensation and related taxes	1,461	1,099
Accrued warranty expense	587	533
Accrued other expenses and other current liabilities	772	938
Dividends payable	510	505
Short-term lease liability	476	447
Credit facility	4,458	1,470
Notes payable-current portion	274	267
Deferred revenue	1,029	1,045
Total current liabilities	22,824	12,187

Notes payable, net of current portion	400	605
Long-term lease liability	1,909	2,269
Deferred revenue	2,912	2,706
Total liabilities	28,045	17,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 50,000,000 authorized shares; 18,434,697 and 18,298,999 issued and 16,984,297 and 16,848,599 outstanding shares at September 30, 2022, and December 31, 2021, respectively	11,061	10,979
Additional paid-in capital	36,352	35,862
Accumulated deficit	(21,018)	(8,821)
Treasury stock, at cost, 1,450,400 shares at September 30, 2022, and December 31, 2021, respectively	(5,402)	(5,402)
Total stockholders’ equity	20,993	32,618
Total liabilities and stockholders’ equity	$49,038	$50,385

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales, net	$11,917	$12,626	$30,612	$32,526
Expenses
Cost of products	9,676	8,488	25,175	20,914
Selling, general and administrative	4,632	4,508	14,952	13,034
Total operating expenses	14,308	12,996	40,127	33,948

Operating loss	(2,391)	(370)	(9,515)	(1,422)

Other (expense) income:
Net interest expense	(30)	(19)	(70)	(37)
Loss on disposal of property, plant and equipment	—	(6)	—	(6)
Gain (loss) on investments	76	(2,157)	(1,021)	310
Other expense	(57)	(14)	(66)	(59)
Total other (expense) income	(11)	(2,196)	(1,157)	208

Loss before income taxes	(2,402)	(2,566)	(10,672)	(1,214)

Provision for income tax	—	—	—	(184)

Net loss	$(2,402)	$(2,566)	$(10,672)	$(1,398)

Net loss per share-basic:	$(0.14)	$(0.15)	$(0.63)	$(0.10)
Net loss per share-diluted:	$(0.14)	$(0.15)	$(0.63)	$(0.10)
Weighted average shares outstanding-basic	16,950,486	16,795,356	16,889,554	14,307,847
Weighted average shares outstanding-diluted	16,950,486	16,795,356	16,889,554	14,307,847

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities
Net loss	$(10,672)	$(1,398)
Adjustments to reconcile net loss net cash used in operating activities:
Inventories allowances	48	572
Deferred tax expense	—	184
Depreciation and amortization	1,061	1,033
Share-based compensation expense-stock options	205	215
Share-based compensation expense-restricted stock units	367	162
Loss (gain) on investments	1,021	(310)
Changes in operating assets and liabilities:
Trade accounts receivable	2,850	(1,180)
Inventories	(9,402)	(6,008)
Prepaid expenses and other current assets	(77)	(63)
Other assets	(46)	24
ROU asset and lease liability	(27)	(15)
Accounts payable	7,374	2,401
Accrued compensation and related taxes	362	(113)
Accrued warranty expense	54	(125)
Deferred revenue	190	473
Accrued other expenses and other current liabilities	(166)	529
Net cash used in operating activities	(6,858)	(3,619)

Investing activities
Purchases of property, plant, and equipment	(959)	(1,921)
Net cash used in investing activities	(959)	(1,921)

Financing activities
Proceeds from common stock issuance, net of costs	—	11,559
Cash dividends paid	(1,519)	(836)
Proceeds from the credit facility and notes payable	2,988	3,543
Repayment of the credit facility and notes payable	(198)	(1,465)
Net cash provided by financing activities	1,271	12,801

Net change in cash and cash equivalents	(6,546)	7,261
Cash and cash equivalents, beginning of period	10,580	6,826
Cash and cash equivalents, end of period	$4,034	$14,087

Supplemental disclosure
Cash paid for interest	$93	$37
Non-cash financing activity
Common stock issued under restricted stock units	$364	$184

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited. The condensed consolidated balance sheet at December 31, 2021, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022, as amended by filing Form 10-K/A with the SEC on April 29, 2022. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for a full year.

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

Through September 30, 2022 the Company was the sole limited partner in FGI 1347 Holdings, LP, ("1347 LP"), a consolidated VIE. As disclosed in Note 6, the Company ceased to be the limited partner of 1347 LP as of September 30, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of September 30, 2022, and December 31, 2021, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Through September 14, 2022, the Company held an investment in common stock of FG Financial Group, Inc. made via 1347 LP. The Company used observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing its investment in FGF Financial Group Inc.

Effective September 14,2022, the Company has an investment in Series B Common interests of FG Financial Holdings, LLC (“FG Holdings”). As further discussed in Note 6, the Company records the investment according to guidance provided by ASC 820 “Fair Value Measurement”, as the Company does not have a controlling financial interest in, nor exerts significant influence over he activities of FG Holdings. The investment in Series B common interests of FG Holdings is reported using net asset value (“NAV”) of interests held by the Company at period-end. The NAV is calculated using the fair value of the underlying stock of FGF held by FG Holdings, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in the operating agreement of FG Holdings.  The NAV is used as a practical expedient and has not been classified within the fair value hierarchy.

Liquidity

The Company incurred operating losses and reported negative cash flows from operations during 2022 and 2021.  The Company’s operating results have been negatively impacted by the worldwide shortages of materials, in particular semiconductors and integrated circuits, extended lead times, and increased costs and inventory levels for certain components. The Company's current credit facility expires on January 31, 2023. The Company is in the process of negotiating a new credit facility (see Note 13). Management believes that cash and cash equivalents currently available, combined with anticipated cash to be generated from operations, and borrowing ability are sufficient to meet the Company’s working capital requirements in the foreseeable future.  The Company generally relies on cash from operations, commercial debt, and equity offerings, to the extent available, to satisfy its liquidity needs and to meet its payment obligations   The Company may engage in public or private offerings of equity or debt securities to maintain or increase its liquidity and capital resources (see Note 13).  However, financial and economic conditions, including those resulting from the COVID-19 pandemic and the current geopolitical tension, could impact our ability to raise capital or debt financing, if needed, on acceptable terms or at all.

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

2. Significant Events and Transactions

Pursuant to the Company’s capital return program, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of the Company’s common stock on September 30, 2022, to stockholders of record as of October 25, 2022. These dividends will be paid on November 8, 2022

On June 30, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of the Company’s common stock to stockholders of record as of July 25, 2022. These dividends were paid on August 8, 2022.

On April 6, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of the Company’s common stock to stockholders of record as of May 2, 2022. These dividends were paid on May 16, 2022.

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $5,429 and $8,279 at September 30, 2022 and December 31, 2021, respectively. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4. Inventories, Net

On July 1, 2021, the Company changed its accounting for inventory to burden the material at the time of purchase receipts. Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress. The Company believes that this method improves financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by providing better matching of revenues and expenses. The fiscal 2020 financial statements have been retrospectively adjusted to apply the new inventory change. The cumulative effect of this change on periods prior to those presented herein resulted in a net increase in inventory and a net decrease in accumulated deficit of approximately $1,104 as of December 31, 2020.

Inventories, which are presented net of allowance for slow moving, excess, or obsolete inventory, consisted of the following:

	September 30, 2022	December 31, 2021
Finished goods	$3,830	$2,335
Work in process	8,635	4,527
Raw materials	13,867	10,116
	$26,332	$16,978

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,214 at September 30, 2022, compared with approximately $1,288 at December 31, 2021.

5. Income Taxes

The Company has recorded no tax expense or benefit for the three and nine months ended September 30, 2022, compared with an income tax expense of $0 and $184 for the same periods last year.

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

As of September 30, 2022, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $2,989 and $610 as of September 30, 2022 and December 31, 2021, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2022.

6. Investments

The Company held an investment in a limited partnership, FGI 1347 Holdings' LP (“1347 LP”), of which the Company was the sole limited partner. 1347 LP, was established for the purpose of investing in securities, and its sole primary asset was shares of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”). These shares were purchased in March and May 2018 for approximately $3,741.

Affiliates of Fundamental Global GP, LLC (“FG”), a significant stockholder of the Company, served as the general partner and the investment manager of 1347 LP, and the Company was the sole limited partner. As the sole limited partner, the Company was entitled to 100% of net assets held by 1347 LP. FG has not received any management fees or performance fees or expense reimbursement for its services to the limited partnership arising in connection with 1347 LP’s operations, as provided by the partnership agreement, upon approval by the Company’s Board of Directors.

The Company accounted for the investment in FGF, made through 1347 LP, as a consolidated VIE. VIEs are entities in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities independently, or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. A controlling financial interest in a VIE is present when an enterprise has one or more variable interests that have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The enterprise with a controlling financial interest is the primary beneficiary and consolidates the VIE.

On September 14, 2022, FG contributed all of the shares of FGF held by 1347 LP to FG Holdings, with an approximate value of $945, based on the published price of FGF stock, in exchange for Series B Common Interests of FG Holdings, with an equivalent value. The Company recognized a gain of $76, and a loss of $850 for the three and nine months ended September 30, 2022.  FG Holdings structure provides for preferred A interests, which accrue preferred return of eight percent per annum, and also receive an additional 20% of any positive profits of FG Holdings, as defined.

The investment in the Series B common interests of FG Holdings is measured using the NAV practical expedient in accordance with ASC 820 Fair Value Measurement and has not been classified within the fair value hierarchy.  FG Holdings invests in common and preferred stock of FGF (specific company/growth objective).  FG Holdings structure provides for Series A preferred interests, which accrue return of eight percent per annum and receive 20% of positive profits with respect to the total return in the capital provided by the holders of Series A preferred interests.  There is no defined redemption frequency, and the Company cannot redeem or transfer its investment without a prior written consent of FG Holdings managers, who are FG affiliates.  Distributions may be made to members at such times and amounts as determined by the managers, and shall be based on the most recent NAV.  The Company does not have any unfunded commitments related to this investment.

On September 30, 2022, Series B Common Interests of FG Holdings were distributed in-kind to the Company as the sole limited partner of 1347 LP, and the Company consented to withdraw from 1347 LP, as the limited partner. As a result, the Company recognized a loss on deconsolidation of 1347 LP of approximately $43.

As of September 30, 2022, the members and affiliates of FG Holdings, beneficially owned in the aggregate 5,640,467shares of FGF’s common stock, representing approximately 60.3% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc. , a manager and majority Series B member in FG Holdings. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7. Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2021	18,298,999	$10,979	$35,862	$(8,821)	$(5,402)	$32,618
Common stock issued under restricted stock units	16,000	10	(10)	—	—	—
Share-based compensation expense-stock options	—	—	85	—	—	85
Share-based compensation expense-restricted stock units	—	—	70	—	—	70
Net loss	—	—	—	(3,936)	—	(3,936)
Balance at March 31, 2022	18,314,999	10,989	36,007	(12,757)	(5,402)	28,837
Common stock issued under restricted stock units	53,864	32	(32)	—	—	—
Share-based compensation expense-stock options	—	—	51	—	—	51
Share-based compensation expense-restricted stock units	—	—	171	—	—	171
Common stock dividends ($0.03 per share)	—	—	—	(1,014)	—	(1,015)
Net loss	—	—	—	(4,334)	—	(4,334)
Balance at June 30, 2022	18,368,863	11,021	36,197	(18,105)	(5,402)	23,711
Common stock issued under restricted stock units	65,834	40	(40)	—	—	—
Share-based compensation expense-stock options	—	—	69	—	—	69
Share-based compensation expense-restricted stock units	—	—	126	—	—	126
Common stock dividends ($0.03 per share)	—	—	—	(511)	—	(511)
Net loss	—	—	—	(2,402)	—	(2,402)
Balance at September 30, 2022	18,434,697	$11,061	$36,352	$(21,018)	$(5,402)	$20,993

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2020*	13,962,366	$8,377	$26,346	$(5,693)	$(5,402)	$23,628
Common stock issued under restricted stock units	24,505	15	(15)	—	—	—
Share-based compensation expense-stock options	—	—	32	—	—	32
Share-based compensation expense-restricted stock units	—	—	103	—	—	103
Common stock dividends ($0.02 per share)	—	—	—	(251)	—	(251)
Net loss*	—	—	—	(670)	—	(670)
Balance at March 31, 2021*	13,986,871	8,392	26,466	(6,614)	(5,402)	22,842
Common stock issued, net of issuance costs	4,249,250	2,549	9,010	—	—	11,559
Share-based compensation expense-stock options	—	—	33	—	—	33
Share-based compensation expense-restricted stock units	—	—	25	—	—	25
Net income*	—	—	—	1,838	—	1,838
Balance at June 30, 2021*	18,236,121	10,941	35,534	(4,776)	(5,402)	36,297
Common stock issued under restricted stock units	28,615	17	(17)	—	—	—
Share-based compensation expense-stock options	—	—	150	—	—	150
Share-based compensation expense-restricted stock units	—	—	34	—	—	34
Common stock dividends ($0.02 per share)	—	—	—	(671)	—	(671)
Net loss	—	—	—	(2,566)	—	(2,566)
Balance at September 30, 2021	18,264,736	$10,958	$35,701	$(8,013)	$(5,402)	$33,244

*The balances as of December 31, 2020, March 31, 2021, and June 30, 2021 and the amounts for the three months ended March 31, 2021 and June 30, 2021, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 4 of the Condensed Consolidated Financial Statements.

8. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net loss for basic and diluted earnings per share	$(2,402)	$(2,566)	$(10,672)	$(1,398)
Denominator for basic loss per share weighted average shares	16,950,486	16,795,356	16,889,554	14,307,847
Effect of dilutive securities:
Options and restricted stock units	—	—	—	—
Denominator for diluted loss per share weighted average shares	16,950,486	16,795,356	16,889,554	14,307,847
Basic loss per share	$(0.14)	$0.15)	$(0.63)	$(0.10)
Diluted loss per share	$(0.14)	$(0.15)	$(0.63)	$(0.10)

Approximately 1,101,500 stock options and 205,644 restricted stock units for the three and nine months ended September 30, 2022, respectively, and 681,500 stock options and 171,316 restricted stock units for the three and nine months ended September 30, 2021, respectively, were excluded from the calculation because they were anti-dilutive.

9. Non-Cash Share-Based Employee Compensation

The Company has an employee and non-employee director share-based incentive compensation plan. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $69 and $205 for the three and nine months ended September 30, 2022, respectively, compared with $150 and $215, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2022, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2022, is presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
As of January 1, 2022
Outstanding	676,500	3.68	7.33	1.41	4,500
Vested	361,600	3.80	6.66	1.44	4,500
Nonvested	314,900	3.53	8.10	1.39	—

Period activity
Issued	430,000	2.41	—	0.80	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	5,000	4.95	—	1.05	—

As of September 30, 2022
Outstanding	1,101,500	3.18	7.78	1.18	19,375
Vested	516,233	3.64	6.50	1.37	9,167
Nonvested	585,267	2.77	8.92	1.00	10,208

Restricted Stock Units

On September 30, 2022, the Company granted 9,600 restricted stock units to Joshua Horowitz for strategic advisory service compensation. These restricted stock units were fully vested and settled on the date of grant.

On August 12, 2022, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $50 per award (resulting in total aggregate grant-date fair value of $300), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board of Directors in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

On July 1, 2022, the Company, at the direction of the Board of Directors, granted on a pro rata basis for 2022 compensation 18,715 and 11,062 restricted stock units to former directors Michael Dill and Inez Tenenbaum, respectively. These restricted stock units were fully vested and settled on the date of grant.

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

On August 24, 2021, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $40 per award (resulting in total aggregate grant-date fair value of $240), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board of Directors in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

On July 30, 2021, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $50 per award (resulting in total aggregate grant-date fair value of $250), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board of Directors in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

On March 4, 2021, upon the resignation of former director Lewis Johnson, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Johnson’s unvested restricted stock units granted September 6, 2018, September 6, 2019, and August 24, 2021, and issued 24,505 shares of common stock to Mr. Johnson.

There were 205,644 and 137,055 restricted stock units outstanding as of September 30, 2022, and December 31, 2021, respectively.

The Company recorded non-cash restricted stock unit compensation expense of $126 and $367 for the three and nine months ended September 30, 2022, respectively, compared with $34 and $162, respectively for the same periods last year.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at January 1, 2022	137,055	$3.33
Granted	204,287	$2.39
Vested and issued	(135,698)	$2.96
Cancelled/forfeited	-
Unvested at September 30, 2022	205,644	$2.64

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of September 30, 2022.

Covid 19 and Geopolitical Tension

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. From that time, additional variants have surfaced. The COVID-19 pandemic continues to evolve, impacting the global economy, causing market instability and uncertainty in the labor market. The full extent of the impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and mitigate potential adverse impacts to our business. Even as the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its national and global economic impact, including any recession that may occur in the future.

Additionally, U.S. and global markets and supply chains are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine.

Purchase Commitments

As of September 30, 2022, the Company had purchase commitments for inventory totaling approximately $13,276.

Significant Customers

Sales to United States government agencies represented approximately $4,196 (35.2%) and $11,161 (36.4%) of the Company’s net total sales for the three and nine months ended September 30, 2022, respectively, compared with approximately $6,371 (50.5%) and $13,237 (39.4%), for the same periods last year. Accounts receivable from agencies of the United States government were $1,545 as of September 30, 2022, compared with approximately $5,197 at the same date last year.

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

Borrowings under the Credit Agreement will bear interest at the secured overnight financing rate plus a margin of 2.0%. The line of credit, as modified, is to be repaid in monthly payments of interest only, payable in arrears, commencing on February 1, 2022, with all outstanding principal and interest to be payable in full at maturity (January 31, 2023). As of September 30, 2022, the interest rate was 4.879%.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of September 30, 2022, and the date of filing this report. As of September 30, 2022, the Company had an outstanding balance of $4,458, and a net balance availability of $542 under the Credit Agreement. As of the date of filing this report, the Company had an outstanding balance of $4,458, and a net balance availability of $542 under the Credit Agreement.

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

The following table summarizes the notes payable principle repayments subsequent to September 30, 2022:

September 30, 2022
Remaining three months of 2022	$68
2023	278
2024	263
2025	65
Total payments	$674

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

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021 and recognized a “Lease Termination” expense of approximately $53. The original term of the lease was through December 31, 2021.

Lease costs consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$136	$136	$408	$438
Short-term lease cost	—	—	—	—
Variable lease cost	33	33	99	98
Total lease cost	$169	$169	$507	$536

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$147	$143	$435	$495
Operating cash flows (liability reduction)	$114	$104	$331	$375

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$14

Other information related to operating leases was as follows:

September 30, 2022
Weighted average remaining lease term (in years)	4.46
Weighted average discount rate	5.50%

Maturity of lease liabilities as of September 30, 2022, were as follows:

September 30, 2022
Remaining three months of 2022	$148
2023	595
2024	608
2025	618
2026	479
Thereafter	242
Total payments	2,690
Less: imputed interest	(305)
Total present value of lease liability	$2,385

13. Subsequent events

On October 27, 2022, the Company entered into a Letter of Intent (the “LOI”) with Alterna Capital Solutions, LLC for a one-year Line of Credit with total maximum funding up to $15 million, with an interest rate of Prime plus 1.85% and other monthly administrative fees.  The proposed line of credit would be an accounts receivable and inventory financing facility, with the borrowing base of up to 85% of eligible accounts receivable and up to 75% of net orderly liquidation value of inventory, not to exceed 100% of eligible accounts receivable.  The Company plans to use the funds obtained from the Line of Credit to replace the existing JPMorgan Chase Bank Line of Credit agreement described in Footnote 11 of these condensed consolidated financial statements and for working capital for the business. The Company cannot guarantee that the transaction contemplated by the LOI will be consummated on the terms proposed in the LOI as described above, if at all.

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

Some of these factors and risks have been, and may further be, exacerbated by the COVID-19 pandemic and general economic conditions, including the ongoing military conflict in Ukraine, such as inflationary pressures and disruptions in the global supply chain. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Generally, BK Technologies-branded products serve the government markets including but not limited to emergency response, public safety, United States Department of Agriculture, United States Department of Homeland Security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises.  We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature rich, Project 25 (P25) compliant radio at a lower cost relative to comparable offerings.

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

Our principal executive offices and manufacturing facility are located at 7100 Technology Drive, West Melbourne, Florida 32904 and our telephone number is (321) 984-1414.

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

The impact to our business in 2022, particularly customer orders, is not known with certainty. Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased costs and inventory levels for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays and long delivery times within our supply chain. While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results. Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the current impacts of COVID-19 and ongoing geopolitical conflicts and related sanctions are reflected in our results of operations, we cannot at this time separate the direct impacts of these matters from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic, the ongoing geopolitical conflicts and related sanctions on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, the duration of the ongoing conflict in Ukraine and additional sanctions related thereto, and the related length of the impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided and geopolitical tensions subside, we may continue to experience an adverse impact to our business as a result of the national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic, the ongoing geopolitical conflict and related sanctions, and their negative effects on global economic conditions.

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

Third Quarter and Nine Months Summary

Customer demand and orders for our products continued to be strong during the three and nine months ended September 30, 2022. Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders. The State of Florida and our headquarters location in West Melbourne, Florida, was also impacted by hurricane Ian in the last week of September, which impacted our ability to ship product to our customers. Consequently, these orders were carried in backlog, and we anticipate fulfilling many of these orders during subsequent quarters.

Overall, our revenues for the three months ended September 30, 2022, declined somewhat compared with the same period of last year. For the third quarter 2022, sales decreased 5.6% from the third quarter last year and 1.6% from the immediately preceding quarter. The decline in sales for the third quarter brought sales for the nine-months ended September 30, 2022, within 5.9% of the same nine-month period last year. Gross profit margins as a percentage of sales for the third quarter and nine-month periods of 2022 decreased compared with the same periods of last year, generally reflecting cost increases in materials and freight, and lower production volumes due to certain electronic component shortages. Selling, general and administrative (“SG&A”) expenses for the third quarter of 2022 were 2.8% higher than the SG&A expenses for the third quarter last year, while SG&A expenses for the nine-month period ended September 30, 2022, increased 14.7% compared to the same period last year. The increase in general and administrative expenses is attributed primarily to corporate and headquarters staffing and strategic initiatives. These factors yielded operating losses for the three and nine month periods ended September 30, 2022, that increased primarily due to supply chain material challenges compared to the same periods last year.

For the third quarter of 2022, our sales decreased 5.6% to approximately $11.9 million, compared with approximately $12.6 million for the same quarter last year. For the nine months ended September 30, 2022, sales totaled approximately $30.6 million, compared with approximately $32.5 million for the same period last year.

Gross profit margins as a percentage of sales for the third quarter of 2022 were approximately 18.8%, compared with 32.8% for the third quarter last year. For the nine-month period ended September 30, 2022, gross profit margins as a percentage of sales were approximately 17.8%, compared with 35.7% when compared to the same periods last year.

SG&A expenses for the third quarter of 2022 totaled approximately $4.6 million, compared with approximately $4.5 million for the same quarter last year. SG&A expenses for the first nine months of 2022 increased 14.7% to approximately $15.0 million, compared with approximately $13.0 million for the same period last year.

For the third quarter of 2022, we recognized an operating loss of approximately $2.4 million, compared with an operating loss of approximately $0.4 million for the same quarter last year. For the nine-month period ended September 30, 2022, our operating loss totaled approximately $9.5 million, compared with approximately $1.4 million for the same period last year.

For the third quarter of 2022, we recognized a net realized and unrealized gain totaling approximately $76 thousand on our investment in FG Financial Group, Inc. made through FG Financial Holdings, LLC. This compares with an unrealized loss of approximately $2.2 million on the investment in FG Financial Group, Inc. made through FG 1347 Holdings, LP for the third quarter last year. For the nine-month period ended September 30, 2022, we recognized net realized and unrealized losses of approximately $1.0 million, compared with an unrealized gain of $310 thousand for last year’s nine-month period.

Net loss for the three months ended September 30, 2022, was approximately $2.4 million ($0.14 per basic and diluted share), compared with a net loss of approximately $2.6 million ($0.15 per basic and diluted share) for the same quarter last year. For the nine months ended September 30, 2022, our net loss totaled approximately $10.7 million ($0.63 per basic and diluted share), compared with a net loss of approximately $1.4 million ($0.10 per basic and diluted share) for the same period last year.

As of September 30, 2022, working capital totaled approximately $14.6 million, of which approximately $9.4 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2021, working capital totaled approximately $25.2 million, of which approximately $18.8 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Nine Months Ended
	Sept 30, 2022	Sept 30, 2021	Sept 30, 2022	Sept 30, 2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(81.2)	(67.2)	(82.2)	(64.3)
Gross margin	18.8	32.8	17.8	35.7
Selling, general and administrative expenses	(38.9)	(35.7)	(48.9)	(40.1)
Other income (expense), net	(0.1)	(17.4)	(3.8)	0.7
Loss before income taxes	(20.2)	(20.3)	(34.9)	(3.7)
Income tax (expense) benefit	(0.0)	(0.0)	(0.0)	(0.6)
Net loss	(20.2)%	(20.3)%	(34.9)%	(4.3)%

Net Sales

For the third quarter ended September 30, 2022, net sales decreased 5.6% to approximately $11.9 million, compared with approximately $12.6 million for the same quarter last year. Sales for the nine months ended September 30, 2022, totaled approximately $30.6 million, compared with approximately $32.5 million for the nine-month period last year.

Customer demand and orders for our products continued to be strong, driving record bookings for the third quarter of 2022. Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue. Consequently, unshipped orders were carried in backlog, and we anticipate fulfilling a portion of the orders in backlog during fourth quarter this year. We are taking steps to manage delays in the supply chain, including carrying additional inventory of material and components with limited supplies. Although supply chain factors may continue to impact shipments during the next quarter, we anticipate being able to fulfill customer requirements. The precise impact to sales and shipments for the remainder of 2022, however, cannot be quantified.

Sales for the three months ended September 30, 2022 were attributed primarily to certain state and local public safety opportunities, as well as federal wildland fire related agencies. From a product perspective, the primary contributor to orders and shipments during the third quarter was our BKR 5000 portable radio and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which will include new models in coming quarters. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain and the COVID-19 pandemic to various electronic component suppliers. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

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

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2022 were approximately 18.8%, compared with 32.8% for the same quarter last year. For the nine-month period ended September 30, 2022, gross profit margins were approximately 17.8%, compared with 35.7% for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the quarter ended September 30, 2022 decreased compared with the same period last year, primarily due to increased material costs, including electronic components, as well as escalated freight costs, which yielded sub-optimal absorption of manufacturing overhead costs.

During recent quarters, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies, extended lead times and higher costs for certain components used in our products. Accordingly, we have experienced delivery delays and increased costs within our supply chain. While the progression and duration of these shortages is not known with certainty, we are monitoring a number of critical components for product cost improvement, but the shortages may last for several quarters. The impact on our operations of such shortages and increased product costs is uncertain, but could potentially impact our future sales, gross profit margins, manufacturing operations and financial results. We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. While we anticipate continuing to do so in the future, we have increased and are continuing to increase our utilization of U.S.-based resources, which provides greater security and control over our production. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. However, we may encounter new product cost and competitive pricing pressures in the future and the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the third quarter ended September 30, 2022, totaled approximately $4.6 million (38.9% of sales), compared with approximately $4.5 million (35.7% of sales) for the same quarter last year. For the nine months ended September 30, 2022, SG&A expenses increased by $2.0 million, or 14.6%, to approximately $15.0 million (48.9% of sales), compared with approximately $13.0 million (40.1% of sales), for the nine-month period last year.

Engineering and product development expenses for the third quarter of 2022 totaled approximately $2.1 million (17.9% of sales), compared with approximately $2.0 million (16.1% of sales) for the same quarter of last year. For the nine months ended September 30, 2022, engineering and product development expenses totaled approximately $6.7 million (22.0% of sales), compared with approximately $6.2 million (18.9% of sales) for the nine-month period last year. The increase in engineering expenses is attributed primarily to ongoing product design and development activities, particularly prototyping, for the new BKR series radios. Most of these activities are being performed by our internal engineering team and are their primary focus, combined with sustaining engineering support of our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential effects of the COVID-19 pandemic in coming months and quarters.

Marketing and selling expenses for the third quarter of 2022 totaled approximately $1.1 million (8.7% of sales), compared with approximately $1.0 million (8.2% of sales) for the third quarter last year. For the nine months ended September 30, 2022, marketing and selling expenses increased approximately $0.1 million, or 2.4%, to approximately $3.1 million (10.2% of sales), compared with approximately $3.0 million (9.3% of sales). The increase for the nine-month period ended September 30, 2022 are primarily reflecting increases in reflect activities in support of anticipated sales growth from new products and customers.

Other general and administrative expenses for the third quarter 2022 totaled approximately $1.4 million (12.2% of sales), compared with approximately $1.4 million (11.4% of sales) for the same quarter last year. For the nine months ended September 30, 2022, general and administrative expenses totaled approximately $5.1 million (16.6% of sales), compared with approximately $3.8 million (11.8% of sales) for the nine-month period last year. The increase in general and administrative expenses for the three and nine month period ending September 30, 2022 is attributed primarily to corporate and headquarters staffing and strategic initiatives.

Operating Loss

The operating loss for the third quarter ended September 30, 2022, totaled approximately $2.4 million (20.1% of sales), compared with approximately $370 thousand (2.9% of sales) for last year’s third quarter. For the nine months ended September 30, 2022, our operating loss totaled approximately $9.5 million (31.1% of sales), compared with approximately $1.4 million (4.4% of sales) for the nine-month period last year. The operating loss for the quarter ended September 30, 2022 is attributed primarily to increased product costs, which adversely impacted gross profit margins and increased operating expenses. The operating loss for the nine months ended September 30, 2022 is primarily attributed to increased product costs and a decrease in sales, which adversely impacted gross profit margins and increased operating expenses.

Other (Expense) Income

We recorded net interest expense of approximately $30,000 for the third quarter ended September 30, 2022, compared with approximately $19,000 for the third quarter of last year. For the nine months ended September 30, 2022, net interest expense totaled approximately $70,000, compared with net interest expense of approximately $37,000 for the nine-month period last year. Net interest expense was primarily the result of equipment financing, our revolving credit facility and lower average cash balances.

For the third quarter ended September 30, 2022, we recognized a net realized and unrealized gain of approximately $0.1 million on our investment in FG Financial, compared with an unrealized loss of approximately $2.2 million  in FG Financial Group, Inc. made through FG 1347 Holdings, LP for the third quarter last year. For the nine months ended September 30, 2022, we recognized realized and unrealized losses of approximately $1.0 million on our investment, compared with an unrealized gain of approximately $0.3 for the same period last year.

Income Taxes

We recorded no tax expense or benefit for the quarter ended and for the nine months ended September 30, 2022, compared with no income tax provision for the third quarter and an income tax expense of $184,000 for the nine month period last year.

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

As of September 30, 2022, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $3.0 million and $0.6 million as of September 30, 2022 and December 31, 2021. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2022.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, net cash used in operating activities totaled approximately $6.9 million, compared with cash used by operating activities of approximately $3.6 million for the same period last year. Cash used in operating activities for the nine months ended September 30, 2022, was primarily related to a net loss and increased inventory, which were partially offset by increased accounts payable, a decrease in accounts receivable and an unrealized loss in marketable securities.

For the first nine months of 2022, we had a net loss of approximately $10.7 million, compared with a net loss of approximately $1.4 million for the same period last year.  Gross inventories increased during the nine months ended September 30, 2022 by approximately $9.4 million, compared with approximately $6.0 million for the same period last year.  The increases for inventories were attributed primarily to increased purchases to account for the limited material and component availability combined with extended supplier lead-times and planned new product introductions. Prepaid expenses increased during the nine months ended September 30, 2022 by approximately $77,000, compared with an increase of $63,000 for the same period last year.  Accounts receivable decreased approximately $2.9 million during the nine months ended September 30, 2022, compared with an increase of approximately $1.2 million for the same period last year.  The decrease was primarily due to lower revenues and higher customer collections during the nine months ended September 30, 2022.  Accounts payable for the nine months ended September 30, 2022, increased approximately $7.4 million, compared with an increase of approximately $2.4 million for the same period last year, primarily due to increased material and component purchases from suppliers related in-part to delays and shortages within our supply chain.  Depreciation and amortization totaled approximately $1.1 million for the nine months ended September 30, 2022, compared with approximately $1.0 million for the same period last year.  Depreciation and amortization are primarily related to manufacturing and engineering equipment.  The loss on investments for the nine months ended September 30, 2022, totaled approximately $1.0 million, compared with an unrealized gain of approximately $310 thousand for same period last year. For additional information pertaining to our investments, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 6 (Investments) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the nine months ended September 30, 2022, totaled approximately $1.0 million, compared with approximately $1.9 million for the same period last year. The cash used for both periods was attributed primarily to the purchase of engineering and manufacturing related equipment.

For the nine months ended September 30, 2022, cash of approximately $1.3 million was provided by financing activities, compared with cash provided by financing activities of approximately $12.8 million for the same period last year. During the nine months ended September 30, 2022 we paid quarterly dividends, utilizing approximately $1.5 million, while for the same period last year, we paid a quarterly dividend of approximately $0.8 million. During the nine months ended September 30, 2022, we received proceeds of approximately $3.0 million from our revolving credit facility and notes payable compared to $3.5 million for the same period last year. This was partially offset by loan and revolving credit facility repayments of approximately $0.2 million for the nine months ended September 30, 2022 compared to $1.5 million for the same period last year. For the nine months ended September 30, 2021, we closed a public offering of our common stock, generating net proceeds of approximately $11.6 million.

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

BK Technologies, Inc. was in compliance with all covenants under the Credit Agreement as of September 30, 2022, and the date of filing this report. As of September 30, 2022, the Company had an outstanding balance of approximately $4,458 and a net balance availability of approximately $542 under the Credit Agreement. As of the date of filing this report, the Company had an outstanding balance of approximately $4,458, and a net balance availability of approximately $542 under the Credit Agreement.

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

Our cash and cash equivalents balance at September 30, 2022, was approximately $4.0 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Credit Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and “Item 1A. Risk Factors” below in this report.

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

There were no changes to our critical accounting policies during the nine months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchase Program

On December 21, 2021, the Company announced that the Board has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the third quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs
July 1–31, 2022	—	—	—	$5,000,000
August 1–31, 2022	—	—	—	$5,000,000
September 1–30, 2022	—	—	—	$5,000,000

Quarter Ended September 30, 2022	—	$—	—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: November 4, 2022	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 4, 2022	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Interim Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

