Form 10-K
period 2022-12-31
BK Technologies Corp
filed 2023-03-16
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————————

FORM 10-K

—————————————

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-32644

—————————————

BK TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

—————————————

Nevada	83-4064262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Technology Drive

West Melbourne, Florida 32904

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (321) 984-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.60	BKTI	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, based on the closing price of such stock on the NYSE American on such date, was $29,020,256. As of  March 7, 2023, 16,998,187 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2023 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022.

i

PART I

Item 1. Business.

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

In business for over 70 years, BK consists of two business units: Radio and SaaS.

The Radio business unit designs, manufactures and markets American-made wireless communications products consisting of two-way land mobile radios (“LMRs”). Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve the government markets including but not limited to emergency response, public safety, homeland security and military customers of federal, state, and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature rich, Project 25 (“P25”) compliant radio at a lower cost relative to comparable offerings.

 The SaaS business unit focuses on delivering innovative, public safety smartphone applications which operate ubiquitously over the public cellular networks. Our BKRplay branded smartphone application offers multiple services which make the first responder safer and more efficient. When tethered to our radios, the combined solution offers an enhanced user experience with more unique capability which increases the sales reach of our radios.

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

Available Information

Our Internet website address is www.bktechnologies.com. We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor Relations.”  The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. The SEC maintains an internet site that contains reports, proxy and information statements, and other information filed by the Company at http://www.sec.gov. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website.

Significant Events

During 2022, pursuant to our capital return program, we declared and paid three quarterly dividends. The dividends declared in April, June and September 2022 were $0.03 per share.

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

On June 9, 2021, we closed a public offering of 4,249,250 shares of our common stock at a price of $3.00 per share, for net proceeds of $11,559,000 after deducting underwriting discounts, commissions and offering expenses. The shares sold in the offering included the exercise in full by the underwriters of their over-allotment option to purchase up to 554,250 shares of common stock in addition to the 3,695,000 shares which the underwriters initially agreed to purchase. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering. The net proceeds from the offering have been used primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.

Industry Overview

LMR end user communications devices consist of hand-held (portable) and vehicle-mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency medical responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the U.S. and abroad. LMR systems are constructed to meet an organization’s specific communications needs typically over an operating area which exceeds the direct mode (radio to radio) communications range. The cost of a complete LMR system can vary widely, depending on the size and configuration. Likewise, the cost of end user LMR radios can range from under $100 for a basic analog portable, to thousands of dollars for a fully featured P25 digital unit.

LMR systems are the most widely used and longest-used form of wireless dispatch communications in the U.S., having been first placed in service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased their popularity and usage by businesses and other agencies. Responding to the growing usage, additional radio frequency spectrum was allocated by the Federal Communications Commission (“FCC”) for LMR use.

More recently, growth of the LMR industry has been limited by several factors such as the maturity of markets, funding and budgets for government and public safety agencies, and limited availability of radio frequency spectrum, which hinders existing users in expanding their systems and potential new users from establishing new systems.

Years ago, as a result of the limited spectrum availability, the FCC mandated that new LMR equipment utilize technology that is more spectrum efficient. This effectively meant that the industry had to migrate to digital technology. Responding to the mandate, the Association of Public-Safety Communications Officials-International (“APCO”), the National Association of State Technology Directors (“NASTD”), the United States (“U.S.”) Federal Government and the Telecommunications Industry Association (“TIA”), in concert with several LMR manufacturers, including BK, recommended a standard for digital LMR devices that would meet the FCC spectrum-efficiency requirements and provide solutions to several problems experienced primarily by public safety users. The standard is called Project 25 (“P25”). The primary objectives of P25 are to: (i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, known as interoperability, (ii) maximize radio spectrum efficiency and (iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies or any radio users to purchase P25 equipment or otherwise adopt the standard, compliance with the standard is a primary consideration for government and public safety purchasers. In addition, U.S. Federal Government grant programs that provide assistance in funding for state and local agencies to purchase interoperable communications equipment for first responders strongly encourage and often require compliance with the P25 standard. Accordingly, although funding for LMR purchases by many government agencies is limited, we believe that, as users upgrade and replace equipment, demand for P25 LMR equipment will continue to grow. Additionally, the P25 standard has also been widely adopted in other countries. The migration to P25 equipment is primarily limited to government and public safety agencies. Radio users in the business and industrial market utilize alternative digital technologies (e.g., Digital Mobile Radio) and analog LMR products.

Presently, the market is dominated by one supplier, Motorola Solutions, Inc., which offers a broader range of products than we do.  However, the open architecture of the P25 standard is designed to eliminate the ability of one or more suppliers to lock out competitors.  Formerly, because of proprietary characteristics incorporated in many LMR systems, a customer was effectively precluded from purchasing additional LMR products from a supplier other than the initial supplier of the system.  Additionally, the system infrastructure technology was prohibitive for smaller suppliers to develop and implement.  P25 provides an environment in which users will increasingly have a wider selection of LMR suppliers, including smaller suppliers such as BK.

Today, public safety communications includes both LMR and cellular technologies.  LMR is typically used when mission critical or life safety voice communications is required or in direct mode (radio-to-radio) communications applications.  Cellular (LTE or 5G) is typically used to support broadband data applications in the field. Since the introduction of broadband data LTE cellular technology by US cellular carriers in 2010, the industry has seen a rapid growth of public safety mobile applications which have made the first responder safer and more efficient.

As cellular coverage continues to improve terrestrially and soon from low earth orbit satellites, the opportunity to further extend mobile applications from public safety vehicles to the first responder’s smartphone opens a new era of services and opportunities.

Description of Radio Products and P25 CAP Compliance

We offer products under the company brand name BK Technologies.  Our KNG Series and BKR Series radios operate in both the P25 digital and analog modes of operations in the Federal Communications Commission (“FCC”) licensed bands; very high frequency (“VHF”) (136MHz - 174MHz), ultra-high frequency (“UHF”) (380MHz - 470MHz, 450MHz - 520MHz), and 700-800 MHz bands.

Our P25 digital technology is compliant with the Project 25 standard for digital LMR equipment.  P25 has been adopted by representatives from APCO, NASTD, the United States (“U.S.”) Federal Government and other public safety user organizations.

The Department of Homeland Security’s P25 Compliance Assessment Program (“CAP”) is a voluntary program that allows LMR equipment suppliers to formally demonstrate their products’ compliance with P25 requirements.  The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies the P25 standard for performance, conformance and interoperability.  The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the U.S Department of Homeland Security (“DHS”)’s Command, Control and Interoperability Division, the National Institute of Standards and Technology (“NIST”), radio equipment manufacturers and the emergency response community.

Both the KNG and BKR series radios have been validated under the CAP as being P25 compliant.

Description of Software-as-a-Service (SaaS) Offerings

BK’s first SaaS service, InteropONE, was introduced in October 2022 at the International Association of Chiefs of Police (IACP) conference. InteropONE is a Push-to-talk-Over-Cellular (PTTOC) SaaS service which provides emergency incident commanders the capability to dynamically establish group push-to-talk communications between at-large smartphone users directly from their smartphone. There are several PTTOC services available today from cellular carriers and other service providers. While these services provide supplementary features and coverage to LMR networks, PTTOC subscribers to a specific service cannot communicate to PTTOC subscribers of another service provider without deployment of pre-configured, complex, and expensive interoperability gateways. InteropONE addresses this interoperability gap by enabling emergency management personnel to quickly bring together any person with a smartphone regardless of which carrier they subscribed to or whether the smartphone user subscribes to a PTTOC service. This capability is vitally important for effectively managing unplanned incidents that may involve groups of people that don’t normally collaborate. The Company expects to launch the service in the first quarter of 2023.

BKRplay is BK’s public safety smartphone application which provides access to the InteropONE service, as well as a host of other capabilities which make the first responder safer and more efficient. Built around an intelligent interface between a smartphone and our BK radio, BKRplay services deliver an enhanced customer experience which increases the sales reach of our radios. BKRplay is available to download free of charge from the Google Play or Apple App stores.

Description of Markets

Government and Public Safety Market

The government and public safety market includes military, fire, rescue, law enforcement, homeland security and emergency medical responder personnel, both domestic and international.  Government and public safety users currently use products that employ either P25 digital or analog technology.  However, public safety users in federal, state and local government agencies and certain other countries are migrating to digital P25 products.  The evolution of the standard and compliant digital products is explained in the preceding “Industry Overview” section.

In most instances, our KNG and BKR-branded products serve this market and are sold either directly to end-users or through two-way communications dealers.

The BKRplay smartphone application and InteropONE POC service have been designed to service this market and are expected to be sold directly to end-users or through SaaS resellers.

Sales to government and public safety users represented substantially all of our sales for 2022 and 2021.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 31 employees.  Their primary development focus has been the design of a new line of next-generation P25 digital products, the BKR Series, which are in the process of supplanting our KNG products.  The first product in this line, the VHF BKR5000 portable radio was introduced in August 2020.   The second product, the all-band BKR9000 portable radio is scheduled to be released in 2023.   Our KNG and BKR products also provide P25 compliant encrypted operation for secured communication, GPS location and network authentication capabilities.

 A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied and production engineering.

 For 2022 and 2021, our engineering and development expenses were approximately $9.6 million and $8.1 million, respectively. The increased expenditures in 2022 were primarily attributed to engineering staff expenses, which are focused on new BKR product development initiatives.

Intellectual Property

We presently have two U.S. patents in force, and we have four pending U.S. patent applications. We have registered U.S. trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes” and have applied for registration of “BKR”, “BKRplay”, and “InteropONE”.   We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our Made in America manufacturing strategy is to utilize the highest quality and most cost-effective resources available for every aspect of our manufacturing. Consistent with that strategy, we have successfully utilized a hybrid of Florida-based internal manufacturing capability in concert with outside contract arrangements for different manufacturing processes. In recent years, the breadth of our internal manufacturing capabilities has been expanded. Our outside manufacturing contract arrangements have been managed and updated to meet our present requirements, including increasing relationships with American concerns. This hybrid approach has been instrumental in ramping up our production capacity while controlling our product costs and managing our product quality.

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

 We plan to expand our internal manufacturing capabilities and U.S.-based relationships, combined with other American manufacturers and suppliers where it furthers our business objectives. This strategy allows us to effectively manage quality, product costs and lead-times while focusing other resources on our core technological competencies of product design and development. We believe that, in certain circumstances, the use of experienced, high-quality, high-volume manufacturers can provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product, all of which contribute toward product cost control. To ensure that products manufactured by others meet our quality standards, our production and engineering teams work closely with our contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design and conduct periodic on-site inspections.

 We rely upon a limited number of both American and foreign suppliers for several key products and components. Approximately 61% of our material, subassembly and product procurements in 2022 were sourced from nine suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During the first half of 2022, our operations were materially impaired due to delays from single-source suppliers. We manage the risk of such delays by securing secondary sources, where possible, and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all of our suppliers. We anticipate that the current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

 Sales to the U.S. Government represented approximately 38% and 36% of our total sales for the years ended December 31, 2022 and 2021, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the USFS and the U.S. Department of Interior (“DoI”).

Backlog

 Our backlog of unshipped customer orders was approximately $27.0 million and $13.1 million as of December 31, 2022 and 2021, respectively.  Changes in the backlog are attributed primarily to the timing of orders and their fulfillment, which can be impacted by factors related to our supply chain.

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

Our radio products are regulated by the FCC in the U.S. and similar agencies in other countries where we offer our products. Consequently, we and our customers could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC or regulatory agencies in other countries. For example, our wireless communications products, including two-way LMRs, are subject to FCC regulations related to radio frequency spectrum. As a result of limited spectrum availability, the FCC has mandated that new LMR equipment utilize technology that is more spectrum-efficient, which effectively meant that the industry had to migrate to digital technology. These types of mandates may provide us with new business opportunities or may require us to modify all or some of our products so that they can continue to be manufactured and marketed, which may lead to an increase in our capital expenditures and research and development expenses.

As a public company, we are also subject to regulations of the SEC and the stock exchange on which we are listed (NYSE American).

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2022, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Human Capital Resources

As of December 31, 2022, we had 148 employees, most of whom are located at our West Melbourne, Florida facility; 84 of these employees are engaged in direct manufacturing or manufacturing support, 31 in engineering, 21 in sales and marketing, and 12 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We strive to develop and maintain good relations with our employees and believe our relations with our employees are good.

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

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2022	2021
	(in millions)
United States	$49.4	$43.1
International	1.6	2.3
Total	$51.0	$45.4

Additional financial information is provided in the Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.  We undertake no obligation to revise or update any forward‑looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in BK. We describe certain of these risks and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to appreciate, or that we currently consider immaterial. These risk factors should be read in conjunction with the MD&A in Part II, Item 7 of this Annual Report on Form 10-K, and the Consolidated Financial Statements and notes thereto. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

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

We depend heavily on sales to the U.S. Government

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2022, approximately 37.5% of our sales were to agencies and departments of the U.S. Government, including but not limited to, agencies of the DHS, DoA, DoD and DoI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to the economic, political, and other risks of manufacturing products in foreign countries

We engage in business with manufacturers, some of which are located in other countries. Approximately 17% of our material, subassembly and product procurements in 2022 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic, legal, health and other conditions in such foreign countries, among others. Our business, financial condition and operating results may be materially and adversely affected by, among other things, changes in the general political, social, health and economic conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China, which may cause our manufacturers or suppliers to temporarily suspend operations in the affected region, potentially negatively impacting our product launch timing and shipments, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

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

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations. For example, in December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. We are considered an “essential business” that is supporting first responders and our manufacturing operations have remained open throughout the pandemic.  We implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing, wearing face masks, and remote work practices. Among other things, we have invested in employee safety equipment, additional cleaning supplies and measures, adjusted production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations. Any employees that test positive for COVID-19 are quarantined and, if possible, work remotely in accordance with accepted safety practices until after passing subsequent testing.

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company.  This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures. We also implemented workforce reductions during the third quarter of 2020 and suspended the employer’s 401K match. The impact to our business, particularly customer orders, is not known with any certainty. However, we received record customer orders of approximately $71 million in 2022.  Recently, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been some delays and longer delivery times within our supply chain.  While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.    Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. The impact of any future outbreak of contagious disease, or a worsening or resurgence of COVID-19, is not readily ascertainable, is uncertain and cannot be predicted, but could have an adverse impact on the Company’s business, financial condition and results of operations.

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

Our investment strategy may not be successful, which could adversely impact our financial condition

We may invest part of our cash balances in public companies. For example, as of December 31, 2022, we held an investment interest in the equity of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”). through FG Financial Holdings, LLC (“FG Holdings”). These types of investments carry more risk than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

Fundamental Global GP, LLC (“FG”), with its affiliates, is our largest stockholder, and its interests may differ from the interests of our other stockholders

The interests of FG may differ from the interests of our other stockholders. As of December 31, 2022, FG and its affiliates, owners and managers together hold approximately 16% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Co-Founder, and Partner of FG, is a member of our Board of Directors. As a result of its ownership position FG could exert influence over matters submitted for stockholder approval, including the election of our directors and other corporate actions such as significant stock issuances, reorganizations, mergers and asset sales, and over our business, operations and management, including our strategic plans for the business. FG may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree, and which may be adverse to their interests. FG’s ownership position may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

We face a number of risks related to challenging economic conditions.

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

The terms of the credit agreement with Alterna Capital Solutions, LLC contains restrictive covenants that may limit our operating flexibility or that of our subsidiaries.

On November 22, 2022, our subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”) for a one-year line of credit with total maximum funding up to $15 million, with an interest rate of Prime plus 1.85%, and other monthly administrative fees. The IPSA line of credit is an accounts receivable and inventory financing facility, with the borrowing base of up to 85% of eligible accounts receivable and up to 75% of net orderly liquidation value of inventory, not to exceed 100% of eligible accounts receivable. The Company used funds obtained from the IPSA line of credit to replace the existing JPMC Credit Agreement and for working capital for the business.  The IPSA also has covenants concerning additional financing and indebtedness restrictions. The IPSA provides for the payment of fees by the Subsidiaries and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding under the IPSA may be accelerated for typical defaults including, but not limited to, the failure to make payments when due, the failure to perform any covenant, the inaccuracy of representations and warranties, the occurrence of debtor-relief proceedings, and the occurrence of unpermitted liens against the purchased accounts receivable and collateral. The Subsidiaries have granted Alterna a security interest in all of their respective personal property to secure their obligations under the IPSA. The Subsidiaries entered into a cross-guarantee, guaranteeing each other’s obligations under the IPSA, and BK also provided a guaranty of the Subsidiaries’ obligations under the IPSA.  In general, the IPSA could have an adverse effect on our financial condition or results of operations.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.  Approximately 61% of our material, subassembly and product procurements in 2022 were sourced from nine suppliers.  We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for some of our components is up to as six months.  If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage our growth

Acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business, financial condition and results of operations. We do not have any acquisitions currently pending, and there can be no assurance that we will complete any future acquisitions or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek stockholder approval for any such transactions only when so required by applicable law or regulation. Any acquisitions of businesses and their respective assets also involve the risks that the businesses and assets acquired may prove to be less valuable than we expect, and we may assume unknown or unexpected liabilities, costs and problems. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, financial condition and results of operations. Our business plan contemplates, among other things, leveraging our products and technology for growth in our customer base and sales. This growth, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

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

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us

Currently, we have two approved and four pending applications for US patents. We have several trademarks related to the names “BK Technologies,” “BK Radio”, and “Radios for Heroes”. We have applied for trademarks related to the names “BKR”, “BKRplay”, and “InteropONE”. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $688,000 and $556,000 in 2022 and 2021, respectively.

We lease approximately 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida. This lease will expire on December 31, 2025. Annual rental, maintenance and tax expenses for the facility were approximately $203,000 and $208,000 in 2022 and 2021, respectively.

Item 3. Legal Proceedings.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2022.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b) Holders.

On March 1, 2023, there were 517 holders of record of our common stock.

(c) Dividends.

We have historically paid quarterly cash dividends. The declaration and payment of cash dividends, if any, is subject to the discretion of the Board of Directors. The Board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. Past performance is no guarantee of future results.

We receive dividends from our wholly owned subsidiary, BK Technologies, Inc., to fund past dividends to our stockholders.

(d) Issuer Purchases of Equity Securities.

On December 17, 2021, the board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The Company has not purchased shares of our common stock under this program in 2021 and 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs

October 1-31, 2022	—	—	—	$5,000,000
November 1-30, 2022	—	—	—	$5,000,000
December 1–31, 2022	—	—	—	$5,000,000

TOTAL	—	$—	—	$5,000,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our SaaS and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated SaaS products, and our new multiband radio product and other related products in the planned new BKR Series product line; competition in the LMR industry; general economic and business conditions, including federal, state and local government budget deficits and spending limitations and any impact from a prolonged shutdown of the U.S. Government; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contacts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; rising health care costs; our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies; our inventory and debt levels; protection of our intellectual property rights; fluctuation in our operating results and stock price; acts of war or terrorism, natural disasters and other catastrophic events; any infringement claims; data security breaches, cyber attacks and other factors impacting our technology systems; availability of adequate insurance coverage; maintenance of our NYSE American listing; risks related to being a holding company; and the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. We do not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except as required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that we may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

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

In business for over 70 years, BK operates two business units through its operating subsidiary, BK Technologies, Inc.: Radio and SaaS.

The Radio business unit designs, manufactures and markets American-made wireless communications products consisting of two-way land mobile radios (“LMRs”). Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve the government markets including but not limited to emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature rich, P25 compliant radio at a lower cost relative to comparable offerings.

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

Customer demand and orders for our products were strong during 2022. Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders. Consequently, these orders were carried in backlog, and we anticipate fulfilling many of these orders during the first half of 2023.

For 2022, sales grew approximately 12.3% to approximately $51.0 million, compared with $45.4 million for the prior year. The growth was attributed primarily to state and local public safety agencies, as well as the first model in our BKR line of products. Gross profit margins as a percentage of sales in 2022 were 19.3%, compared with 35.8% for the prior year, generally reflecting increases in material, component and freight costs. Selling, general and administrative (“SG&A”) expenses for 2022 totaled approximately $20.9 million (41.1% of sales), compared with $17.5 million (38.5% of sales) last year. We recognized an operating loss in 2022 of approximately $11.1 million, which was attributed primarily to increased product costs and operating expenses. For the prior year we recognized an operating loss of approximately $1.2 million.

In 2022 we recognized other expenses, net totaling approximately 553,000, primarily attributed to net realized and unrealized losses from our investment in FG Financial Group, Inc. This compares with other expense of $318,000 last year, which was also primarily related to an unrealized loss from the investment in FG Financial Group, Inc.

For 2022 the pretax loss totaled approximately $11.6 million, compared with pretax loss of approximately $1.5 million for the prior year.

We recognized no tax expense in 2022, compared with approximately $187,000 for the prior year. Our income tax expense for 2021 was largely non-cash as a result of deferred items.

The net loss for 2022 totaled approximately $11.6 million ($0.69 per basic share), compared with net loss of approximately $1.7 million ($0.11 per basic share) last year.

As of December 31, 2022, working capital totaled approximately $13.2 million, of which $12.5 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $25.2 million at 2021 year-end, which included $18.8 million of cash, cash equivalents and trade receivables. During 2022, we declared three and paid four quarterly dividends, utilizing cash of approximately $2.0 million.

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

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company.  This included suspending all Company travel for a period of time, as well as our participation in trade shows and other business meetings, instituting strict inventory control and decreasing expenditures.  We also implemented workforce reductions during the third quarter of 2020 and suspended the employer’s 401K match. The impact to our business in 2021, particularly customer orders, is not known with any certainty However, we received record customer orders of approximately $70 million in 2022. Worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders in 2022, there have been some delays and longer delivery times within our supply chain.  While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.  Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31,
	2022	2021
Sales	100.0%	100.0%
Cost of products	(80.7)	(64.2)
Gross margin	19.3	35.8
Selling, general and administrative expenses	(41.1)	(38.5)
Other (expense) income, net	(1.1)	(0.7)
(Loss) income before income taxes	(22.8)	(3.3)
Income tax expense	-	(0.4)
Net Income (loss)	(22.8)%	(3.7)%

Fiscal Year 2022 Compared With Fiscal Year 2021

Sales, net

For 2022, net sales increased approximately $5.6 million to approximately $51.0 million, compared with approximately $45.4 million last year.

Customer demand and orders for our products were strong in 2022. Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue. Accordingly, as of December 31, 2022, these orders were carried in backlog, and we anticipate fulfilling many of them during the first half of 2023. Although supply chain factors may continue to create delays for certain components during the next few quarters, we anticipate being able to fulfill customer requirements. The precise impact to sales and shipments in any particular quarter, however, cannot be quantified.

Sales for the year ended December 31, 2022, were attributed primarily to federal, state and municipal public safety agencies, some of which were new customers.

The sale of the BKR 5000, the first model in our new BKR Series of APCO P25 land mobile radio products and solutions was launched in the second half of 2020 and significantly impacted sales in 2021.  The BKR Series is envisioned as a comprehensive line of new products, which will include additional models in coming quarters. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain, labor shortages, wage pressures, rising inflation, and other force majeure events, such as the COVID-19 pandemic. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

As of the end of 2022, our current backlog of customer orders and the funnel of sales prospects is healthy and includes potential new customers in federal, state, and local public safety agencies. We believe the BKR Series products, our expanded sales force, and our sales funnel, position us well to capture new sales opportunities moving forward.

The impacts of material shortages, lead-times, labor shortages, wage pressures, rising inflation, the ongoing military conflict between Russia and Ukraine and other geopolitical events, and the COVID-19 pandemic in coming months and quarters is uncertain. Such effects have the potential to adversely impact our customers and our supply chain, which could adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for 2022 were approximately 19.3%, compared with 35.8% for the prior year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the year ended December 31, 2022, decreased compared with the same period last year primarily due to increased material, component and freight costs related primarily to supply chain factors, as well as one-time inventory adjustment related to certain components of our BKR product line.

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

During recent quarters, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products. While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays, extended lead times and increased costs within our supply chain. While the progression and duration of these shortages is not known with certainty, they may have a lesser impact our operations for the next few quarters. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the year ended December 31, 2022, totaled approximately $20.9 million (41.1% of sales), compared with approximately $17.5 million (38.5% of sales) for the prior year.

Engineering and product development expenses for 2022 totaled approximately $9.6 million (18.8% of sales), compared with approximately $8.1 million (17.9% of sales) for the prior year. The engineering expense of $9.6 million for 2022, includes a one-time write-off of $646,000 of new product development components that were not included in the final design of the BKR 9000 radio.  Engineering and product development expenses are primarily related to the continued design and development of BKR Series, a new line of portable and mobile radios. These development activities are the main focus of our engineering team. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential effects of the COVID-19 pandemic in coming months.

Marketing and selling expenses for the year ended December 31, 2022, totaled approximately $4.4 million (8.6% of sales), compared with approximately $4.0 million (8.9% of sales) for the prior year. The increase in marketing and selling expenses for the year are attributed to staff-related and other sales and go-to-market expenses, which were partially offset by decreased commissions.

General and administrative expenses for the year ended December 31, 2022, totaled approximately $6.9 million (13.6% of sales), compared with approximately $5.4 million (11.7% of sales) for the prior year. The increase in general and administrative expenses for the year is attributed primarily to corporate management and headquarters related expenses.

Operating Loss

For the year ended December 31, 2022, our operating loss totaled approximately $11.1 million (21.7% of sales), compared with operating loss of approximately $1.2 million (2.6% of sales), for the prior year. The operating loss for the year is attributed primarily to increased material and product development costs, which adversely impacted gross profit margins, and increased general and administrative expenses.

Other (Expense) Income

Interest (Expense) Income

We recorded net interest expense of approximately $144,000 for the year ended December 31, 2022, compared with approximately $53,000 for the prior year. Net interest expense was attributed primarily to our credit facility and equipment financing.

Gain/Loss on Investment

For the year ended December 31, 2022, we recognized a realized and unrealized loss of approximately $313,000 on our investment in FG Financial Group, Inc., compared with an unrealized loss of approximately $219,000 for the prior year.

Income Tax/(Expense) Benefit

We recorded no income tax expense for the year ended December 31, 2022, compared with income tax expense of $187,000 for the prior year.

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

As of December 31, 2022, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $3,356,000. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2022.

Liquidity and Capital Resources

For the year ended December 31, 2022, net cash used in operating activities totaled approximately $9.0 million, compared with cash used by operating activities of approximately $6.3 million for the prior year. Cash used in operating activities for the year was primarily related to a net loss, increased inventory, and increases in accounts receivable, which were partially offset by increased accounts payable and depreciation and amortization.

For 2022, we had a net loss of approximately $11.6 million, compared with net loss of approximately $1.7 million for the prior year. Net inventories increased during the year ended December 31, 2022, by approximately $5.1 million, compared with an increase of approximately $7.1 million for the prior year. The increase was primarily attributable to extended supply-chain lead times, which impacted material purchases and sales shipments, as well as material for planned new product introductions. Accounts receivable increased approximately $2.4 million during the year ended December 31, 2022, primarily due to the timing of sales that were consummated later in the year that had not yet completed their collection cycle. For the same period last year, accounts receivable increased approximately $1.8 million. Accounts payable for the year ended December 31, 2022, increased approximately $7.0 million, compared with an increase of approximately $0.8 million for the prior year, primarily due to the timing of purchases and longer lead times for materials from suppliers. Depreciation and amortization totaled approximately $1.4 million for the year ended December 31, 2022, compared with approximately $1.4 million for the prior year. Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the year ended December 31, 2022, totaled approximately $1.8 million, primarily for manufacturing and engineering related equipment. For the prior year, cash used in investing activities totaled approximately $2.3 million, primarily for purchases of engineering and manufacturing related equipment.

For the year ended December 31, 2022, cash of approximately $2.1 million was provided by financing activities. During the year, we received proceeds of approximately $9.7 million from the IPSA with Alterna, This was partially offset by credit facility repayments of $5.3 million and loan repayments of approximately $277,000.  For the same period last year, we closed a public offering of our common stock, generating net proceeds of approximately $11.6 million. During the year, we received proceeds of approximately $5.7 million from our revolving credit facility and from financing related to the purchase of manufacturing equipment, that was partially offset by loan repayments of approximately $3.7 million. We used cash of approximately $2.0 million and $1.2 million to pay quarterly dividends for the years ended December 31, 2022 and 2021, respectively.

On November 22, 2022, the Company’s Subsidiaries (BK Technologies, Inc. and RELM Communications, Inc.) entered into an Invoice Purchase and Security Agreement (the “IPSA”) with Alterna Capital Solutions, LLC (“Alterna”) for a one-year line of credit with total maximum funding up to $15 million, with an interest rate of Prime plus 1.85% and other monthly administrative fees. The IPSA line of credit is an accounts receivable and inventory financing facility, with the borrowing base of up to 85% of eligible accounts receivable and up to 75% of net orderly liquidation value of inventory, not to exceed 100% of eligible accounts receivable. The Company used the funds obtained from the IPSA to replace the existing JPMC Credit Agreement described below and for working capital for the business.

On January 13, 2020, BK Technologies, Inc., our wholly owned subsidiary, entered into the $5 million Credit Agreement with JPMC. The Credit Agreement provided for a revolving line of credit of up to $5 million, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. Proceeds of borrowings under the Credit Agreement may have or were used for general corporate purposes. The line of credit was collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with JPMC. BK Technologies Corporation and each subsidiary of BK Technologies, Inc., were guarantors of the obligations under the Credit Agreement, in accordance with the terms of the Continuing Guaranty. As noted above, all amounts owed under the Credit Agreement with JPMC were paid in full with proceeds from the IPSA.

Borrowings under the JPMC Credit Agreement were to bear interest at the secured overnight financing rate plus a margin of 2.0%. The line of credit was to be repaid in monthly payments of interest only, payable in arrears, with all outstanding principal and interest to be payable in full at maturity.

The JPMC Credit Agreement contained certain customary restrictive covenants, including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases by BK Technologies, Inc. The Credit Agreement contained one financial covenant requiring BK Technologies, Inc., to maintain a tangible net worth of at least $20 million at any fiscal quarter end.

The IPSA provides for the payment of fees by the Subsidiaries and includes customary representations and warranties, indemnification provisions, covenants, and events of default. Subject in some cases to cure periods, amounts outstanding under the IPSA may be accelerated for typical defaults including, but not limited to, the failure to make payments when due, the failure to perform any covenant, the inaccuracy of representations and warranties, the occurrence of debtor-relief proceedings, and the occurrence of unpermitted liens against the purchased accounts receivable and collateral. The Subsidiaries have granted Alterna a security interest in all of their respective personal property to secure their obligations under the IPSA. The Subsidiaries entered into a cross-guarantee, guaranteeing each other’s obligations under the IPSA, and BK also provided a guaranty of the Subsidiaries’ obligations under the IPSA

As of December 31, 2022, and the date of filing this report, approximately $6.0 million and $5.6 in borrowings were outstanding under the IPSA, respectively.

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

Our cash and cash equivalents balance at December 31, 2022, was approximately $1.9 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our IPSA, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, and other force majeure events, such as the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in this report.

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

There were no changes to our critical accounting policies during the twelve months ended December 31, 2022.

Allowance for Collection of Trade Receivables

The allowance for doubtful accounts was approximately $50,000 on gross trade receivables of approximately $10.7 million as of December 31, 2022, as compared with $50,000 on gross trade receivables of approximately $8.3 million as of December 31, 2021. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 31, 2022 and 2021. Because the amount that we will actually collect on the receivables outstanding as of December 31, 2022 and 2021 cannot be known with certainty, we rely on prior experience. Our historical collection losses have typically been infrequent, with write-offs of trade receivables being significantly less than 1% of sales during past years. Accordingly, we have maintained a general allowance of up to approximately 5% of the gross trade receivables balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but turn out to have such an inability. Currently, our general allowance on trade receivables is approximately 0.5% of gross receivables. As revenues and total receivables increase, the allowance balance may also increase. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivables portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We may reserve a portion or all of the customer’s balance. As of December 31, 2022 and 2021, we had no specific allowance on trade receivables.

Slow Moving, Excess or Obsolete Inventory

The allowance for slow moving, excess or obsolete inventory was approximately $1.2 million and $1.3 million at December 31, 2022 and 2021, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See the Consolidated Financial Statements included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BK Technologies Corporation

West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BK Technologies Corporation (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Slow-Moving, Excess, and Obsolete Inventory

As disclosed in Note 1 of the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving, excess, and obsolete inventory to state the Company’s inventories at the lower of cost or net realizable value.  The Company relies on, among other things, past usage/sales experience, future sales forecasts, and its strategic business plan to develop the estimate.  As a result of management’s assessment, the Company recorded an allowance for slow-moving, excess, and obsolete inventory of approximately $1,247,000 as of December 31, 2022.

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

Assessment of Realizability of Deferred Tax Assets

As disclosed in Note 8 of the Company’s consolidated financial statements, the Company records and measures net deferred tax assets based on estimated realizability.  Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. The Company recorded approximately $4,116,000 in net deferred tax assets after recording a valuation allowance of approximately $3,356,000 as of December 31, 2022.

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

/s/MSL, P.A.

We have served as the Company’s auditor since 2015.

Orlando, Florida

March 16, 2023

BK TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2022	December 31, 2021

ASSETS

Current assets:
Cash and cash equivalents	$1,918	$10,580
Trade accounts receivable, net	10,616	8,229
Inventories, net	22,105	16,978
Prepaid expenses and other current assets	1,578	1,634
Total current assets	36,217	37,421

Property, plant and equipment, net	4,884	4,556
Right-of-use (ROU) assets	1,991	2,399
Investments	1,481	1,795
Deferred tax assets, net	4,116	4,116
Other assets	143	98
Total assets	$48,832	$50,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,898	$5,883
Accrued compensation and related taxes	1,143	1,099
Accrued warranty expense	591	533
Accrued other expenses and other current liabilities	700	938
Dividends payable	—	505
Short-term lease liability	485	447
Credit facility	5,854	1,470
Notes payable-current portion	277	267
Deferred revenue	1,022	1,045
Total current liabilities	22,970	12,187

Notes payable, net of current portion	329	605
Long-term lease liability	1,785	2,269
Deferred revenue	3,613	2,706
Total liabilities	28,697	17,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 50,000,000 authorized shares; 18,434,697 and 18,298,999 issued and 16,984,297 and 16,848,599 outstanding shares at December 31, 2022, and 2021, respectively	11,061	10,979
Additional paid-in capital	36,455	35,862
Accumulated deficit	(21,979)	(8,821)
Treasury stock, at cost, 1,450,400 shares at December 31, 2022, and 2021, respectively	(5,402)	(5,402)
Total stockholders’ equity	20,135	32,618
Total liabilities and stockholders’ equity	$48,832	$50,385

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021
Sales, net	$50,951	$45,364
Expenses
Cost of products	41,107	29.103
Selling, general and administrative	20,925	17,457
Total operating expense	62,032	46,560
Operating loss	(11,081)	(1,196)
Other (expense) income:
Net interest (expense)	(144)	(53)
Gain on disposal of property, plant, and equipment	1	40
(Loss) on investments	(313)	(219)
Other (expense)	(96)	(86)
Total other expense, net	(552)	(318)
Loss before income taxes	(11,633)	(1,514)
Provision for income tax (expense)	—	(187)
Net loss	$(11,633)	$(1,701)
Net lossper share-basic and diluted	$(0.69)	$(0.11)
Weighted average shares outstanding-basic and diluted	16,911	14,941

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance as December 31, 2020	13,962,366	8,377	26,346	(5,693)	(5,402)	23,628
Common stock issued net of issuance cost	4,249,250	2,549	9,010	—	—	11,559
Common stock issued-restricted stock units	87,383	53	(53)	—	—	—
Share-based compensation expense-stock options	—	—	253	—	—	253
Shared-based compensation expense-restricted stock units	—	—	306	—	—	306
Dividends declared ($0.09 per share)	—	—	—	(1,427)	—	(1,427)
Net loss	—	—	—	(1,701)	—	(1,701)
Balance at December 31, 2021	18,298,999	10,979	35,862	(8,821)	(5,402)	32,618
Common stock issued-restricted stock units	135,698	82	(82)	—	—	—
Share-based compensation expense-stock options	—	—	271	—	—	271
Shared-based compensation expense-restricted stock units	—	—	404	—	—	404
Dividends declared ($0.09 per share)	—	—	—	(1,525)	—	(1,525)
Net loss	—	—	—	(11,633)	—	(11,633)
Balance at December 31, 2022	18,434,697	$11,061	$36,455	$(21,979)	$(5,402)	$20,135

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Operating activities
Net loss	$(11,633)	$(1,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	170	—
Inventory allowance	81	700
Deferred tax expense	—	184
Depreciation and amortization	1,423	1,394
Share-based compensation expense -stock options	271	253
Share-based compensation expense-restricted stock units	404	306
Unrealized loss on investment	313	219
(Gain) on sale of equipment	(1)	(40)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,557)	(1763)
Inventories	(5,208)	(7,133)
Prepaid expenses and other current assets	56	244
Other assets	(45)	14
ROU Assets and Lease Liabilities	(38)	(23)
Accounts payable	7,015	764
Accrued compensation and related taxes	44	(536)
Accrued warranty expense	58	(258)
Deferred revenue	884	443
Accrued other expenses and other current liabilities	(237)	631
Net cash used in operating activities	(9,000)	(6,302)

Investing activities
Proceed from the sale of property, plant, and equipment	—	72
Purchases of property, plant and equipment	(1,750)	(2,416)
Net cash used in investing activities	(1,750)	(2,344)

Financing activities
Dividends paid	(2,029)	(1,172)
Proceeds from issuance of common stock, net of costs	-	11,559
Proceeds from credit facility and notes payable	9,722	5,743
Repayment of credit facility and notes payable	(5,605)	(3,730)
Net cash provided by financing activities	2,088	12,400

Net change in cash and cash equivalents	(8,662)	3,754
Cash and cash equivalents, beginning of year	10,580	6,826
Cash and cash equivalents, end of year	$1,918	$10,580

Supplemental disclosure
Interest paid	$190	$53

Non-cash financing activity
Common Stock issued under restricted stock units	$364	$298

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Through September 30, 2022, the Company was the sole limited partner in FGI 1347 Holdings, LP (“1347 LP”), a consolidated VIE. As disclosed in Note 6, the Company ceased to be the limited partner of 1347 LP as of September 30, 2022.

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

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows.  No long-lived assets were considered impaired at December 31, 2022 and 2021.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The Company also records an additional allowance based on certain percentages of the Company’s aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting the Company’s customer base.  If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believes the allowance for doubtful accounts as of December 31, 2022 and 2021 is adequate.

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

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2022 and 2021, accounts receivable from governmental customers were approximately $3,772 and $1,500, respectively.  Generally, receivables are due within 30 days.  Credit losses relating to customers have been consistently within management’s expectations.

The Company primarily maintains cash balances at one financial institution.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250.  From time to time, the Company has had cash in financial institutions in excess of federally insured limits.  As of December 31, 2022, the Company had cash and cash equivalents in excess of FDIC limits of $1,782.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers.  Some of these manufacturers and suppliers are in other countries.  Approximately 17.0% of the Company’s material, subassembly and product procurements in 2022 were sourced internationally, of which approximately 80.6% were sourced from five suppliers.  For 2021, approximately 32.4% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 31.0% were sourced from seven suppliers.  Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investment, accounts payable, accrued expenses, notes payable, credit facilities and other liabilities. As of December 31, 2022 and 2021, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Through September 14, 2022, the company held an investment in common stock of FG Financial Group, Inc. (“FGF”) made via 1347 LP.  The Company used observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believed market participants would use in pricing its investment in FGF Financial Group Inc.

Effective September 14, 2022, the Company has an investment in Series B Common interests of FG Financial Holdings, LLC (“FG Holdings”). As further discussed in Note 6, the Company records the investment according to guidance provided by ASC 820 “Fair Value Measurement”, as the Company does not have a controlling financial interest in, nor does it exert significant influence over the activities of FG Holdings. The investment in Series B common interests of FG Holdings is  reported using net asset value (“NAV”) of interests held by the Company at period-end.  The NAV is calculated using the observable fair value of the underlying stock of FGF  held by FG Holdings, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in operating agreement of FG Holdings.  The NAV is used as a practical expedient and has not been classified within the fair value hierarchy.

Liquidity

The Company incurred operating losses and reported negative cash flows from operations during 2022 and 2021.  The Company’s operating results have been negatively impacted by the worldwide shortages of materials, in particular semiconductors and integrated circuits, extended lead times, and increased costs and inventory levels for certain components.

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”), for a one-year Line of Credit with total maximum funding up to $15 million. The Company used funds obtained from the Line of Credit to replace the existing JPMC Credit Agreement which was to expire on January 31, 2023 (see Note 5).

Management believes that cash and cash equivalents currently available, combined with anticipated cash to be generated from operations, and borrowing ability are sufficient to meet the Company’s working capital requirements in the foreseeable future.  The Company generally relies on cash from operations, commercial debt, and equity offerings, to the extent available, to satisfy its liquidity needs and to meet its payment obligations   The Company may engage in public or private offerings of equity or debt securities to maintain or increase its liquidity and capital resources (See Note 15).  However, financial and economic conditions, including those resulting from the COVID-19 pandemic and the current geopolitical tension, could impact our ability to raise capital or debt financing, if needed, on acceptable terms or at all.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred.  Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2022 and 2021, such expenses totaled $145 and $243, respectively.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2022 and 2021 are engineering, research and development costs of $9,604 and $8,203, respectively.

Share-Based Compensation

The Company accounts for share-based arrangements in accordance with FASB ASC Topic 718 Compensation - Stock Compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Earnings (loss) per share amounts are computed and presented for all periods in accordance with GAAP.

Comprehensive Income (loss)

Comprehensive income (loss) was equal to net income (loss) for the years ended December 31, 2022 and 2021.

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

Change in Accounting Principle

As disclosed in Note 2, on July 1, 2021, the Company changed its accounting for inventory to burden the material at the time of purchase receipts.  Prior to July 1, 2021, the Company applied the material burden at the time the inventory was issued to work in progress.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Inventories, which are presented net of allowance for slow-moving, excess and obsolete inventory, consisted of the following:

	December 31, 2022	December 31, 2021
Finished goods	$2,965	$2,335
Work in process	7,313	4,527
Raw materials	11,827	10,116
	$22,105	$16,978

Changes in the allowance for  slow-moving, excess, and obsolete inventory are as follows:

	Years Ended December 31,
	2022	2021
Balance, beginning of year	$1,288	$588
Charged to cost of sales	81	700
Disposal of inventory	(122)	—
Balance, end of year	$1,247	$1,288

During the year ended December 31, 2022, the Company recorded one-time, non-cash write-offs of new product development materials and inventory of $900 related to the BKR products, $646 was recorded in Selling, general and administrative expenses and $254 was recorded as cost of products. Direct write-off's were not significant during the year ended December 31, 2021.

3. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2022	2021
Balance, beginning of year	$50	$50
Provision for doubtful accounts	170	—
Uncollectible accounts written off	(170)	—
Balance, end of year	$50	$50

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

4. Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2022	2021
Leasehold improvements	$614	$586
Machinery and equipment	15,721	14,120
Gross property, plant, and equipment	16,335	14,706
Less accumulated depreciation and amortization	(11,451)	(10,150)
Property, plant and equipment, net	$4,884	$4,556

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2022 and 2021 was approximately $1,423 and $1,394 respectively. During the year ended 31, 2022, the company removed from its records approximately $122 of fully depreciated machinery and equipment.

5. Debt

Credit Facilities

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an accounts receivable financing arrangement via an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”). On November 28, 2022, the Subsidiaries and Alterna entered into a rider on the IPSA, to modify the agreement to, among other things, provide a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance. The IPSA, which provides for a maximum capacity of up to $15 million, is scheduled to renew in November 2023, unless canceled by the mutual consent of the parties.

Under the arrangement, the Company may transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash.  Generally, at the transfer date, the Company may receive cash equal to approximately 85% of the value of the transferred receivables.  The Company accounts for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable.

During 2022, the Company transferred receivables having an aggregate face value of $12.2 million to the conduit in exchange for proceeds of $10.4 million, of which $5.5 million was funded by re-invested collections. The Company also received cash proceeds of $0.8 million funding on net orderly liquidation value of inventory described above.  There were no losses incurred on these transfers during the year ended December 31, 2022.  The IPSA matures on November 22, 2023, and bears an interest rate of Prime plus 1.85%. The IPSA had an interest of 8.35% as of December 31, 2022.  Interest and related servicing fees for the year ended December 31, 2022 were approximately $0.1 million.

At December 31, 2022, the outstanding borrowings under this credit facility approximated $5.9 million and the outstanding principal amount of receivables transferred under this facility amounted to $6.1 million.

On January 13, 2020, the Company’s subsidiary, BK Technologies, Inc., executed Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) and a Line of Credit Note in favor of JPMC in an aggregate principal amount of up to $5,000,000 (the “Original Note”), each dated as of January 13, 2020. The Original Note had a maturity date of January 31, 2021. On January 26, 2021, BK Technologies, Inc. and JPMC entered into a Note Modification Agreement (the “Modification”), to modify the Original Note to, among other things, extend the maturity date of the Original Note to January 31, 2022. Then, on January 21, 2022, BK Technologies, Inc. and JPMC entered into a First Amendment to Credit Agreement (the “Amendment”) to, among other things, extend the maturity date to January 31, 2023. Also on January 31, 2022, BK Technologies, Inc. delivered to JPMC a related Line of Credit Note (the “Note” and collectively with the Original Credit Agreement, as modified by the Modification and the Amendment , the “Credit Agreement”), in replacement, renewal and extension of the Original Note, as previously modified, which had a maturity date of January 31, 2023. The outstanding balance for this credit facility of $4.5 million. was paid off in November 2022 with funds received from the IPSA funding.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

5. Debt (Continued)

Notes Payable

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

The following table summarizes the notes payable principal repayments subsequent to December 31, 2022:

December 31, 2022
2023	$277
2024	263
2025	66
Total payments	$606

6. Investments

Through September 14, 2022, the Company held an investment in a limited partnership, FGI 1347 Holdings, LP (“1347 LP”), of which the Company was the sole limited partner. 1347 LP was established for the purpose of investing in securities, and its sole primary asset was shares of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”). These shares were purchased in March and May 2018 for approximately $3,741.

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

The Company accounted for the investment in 1347 LP, as a consolidated VIE. VIEs are entities in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities independently, or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. A controlling financial interest in a VIE is present when an enterprise has one or more variable interests that have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The enterprise with a controlling financial interest is the primary beneficiary and consolidates the VIE.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

6. Investments (Continued)

On September 14, 2022, FG contributed all of the shares of FGF held by 1347 LP to FG Financial Holdings, LLC (“FG Holdings”), with an approximate value of $945, based on the FGF stock's published price of $1.98, in exchange for Series B Common Interests of FG Holdings, with an equivalent value. The Company recognized a loss of $850 in September 2022 as a result.

The investment in the Series B common interests of FG Holdings is measured using the NAV practical expedient in accordance with ASC 820 Fair Value Measurement and has not been classified within the fair value hierarchy. FG Holdings owns common and preferred stock of FGF (specific company/growth objective). FG Holdings structure provides for Series A preferred interests, which accrue return of eight percent per annum and receive 20% of positive profits with respect to the total return in the capital provided by the holders of Series A preferred interests. There is no defined redemption frequency, and the Company cannot redeem or transfer its investment without a prior written consent of FG Holdings managers, who are FG affiliates. Distributions may be made to members at such times and amounts as determined by the managers, and shall be based on the most recent NAV. The Company does not have any unfunded commitments related to this investments.

On September 30, 2022, Series B Common Interests of FG Holdings were distributed in-kind to the Company as the sole limited partner of 1347 LP, and the Company consented to withdraw from 1347 LP, as the limited partner.  As a result, the Company recognized a loss on deconsolidation of 1347 LP of approximately $43.

As of December 31, 2022, FG Holdings ownes shares of FGF’s common stock and preferred stock. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of FG Group Holdings, Inc., a Series B member in FG Holdings. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

During the years ended December 31, 2022 and 2021, the Company recognized a loss of approximately $313 and $219, respectively, due to changes in the unrealized loss on investments.

7. Leases

The Company accounts for its leasing arrangements in accordance with FASB Topic 842, “Leases”. The Company leases manufacturing and office facilities and equipment under operating leases and determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease.  The lease has the expiration date of June 30, 2027.  Rental, maintenance and tax expenses for this facility were approximately $688 and $556 in 2022 and 2021, respectively.

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020.  Annual rental, maintenance and tax expenses for the facility were approximately $203 and $208 in 2022 and 2021, respectively.

7. Leases (Continued)

In March 2021, the Company executed an agreement for the termination of its lease for 8,100 square feet (not in thousands) of office space in Lawrence, Kansas, effective March 31, 2021, and recognized a termination lease expense of approximately $53.  The original term of the lease was through December 31, 2021.

Lease costs consist of the following:

	December 31,
	2022	2021
Operating lease cost	$544	$573
Variable lease cost	132	131
Total lease cost	$676	$704

Supplemental cash flow information related to leases was as follows:

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$583	$639
Operating cash flows (liability reduction)	447	481

ROU assets obtained in exchange for lease obligations:
Operating leases	—	14

Other information related to operating leases was as follows:

December 31, 2022
Weighted average remaining lease term (in years)	4.22
Weighted average discount rate	5.50%

Maturity of lease liabilities as of December 31, 2022 were as follows:

Year ending December 31,
2023	$595
2024	608
2025	618
2026	479
2027	243
Thereafter	—
Total payments	2,543
Less: imputed interest	(273)
Total liability	$2,270

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

8. Income Taxes

The income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2022	2021
Current:
Federal	$0	$0
State	0	3
	0	3
Deferred:
Federal	0	184
State	0	0
	0	184
	$0	$187

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2022	2021

Statutory U.S. income tax rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	0.00%	(.16)%
Permanent differences	.12%	(1.31)%
Change in valuation allowance	23.60%	(26.32)%
Change in tax credits and state NOLs	(3.38)%	16.72%
Impact from accounting method change and expired options	0.66%	19.72%
Effective income tax rate	0.00%	(12.35)%

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

8. Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Operating loss carryforwards	$2,989	$984
R&D Tax Credit	2,625	2,233
Section 263A costs	50	38
Amortization	15	18
Net ROU asset and lease liability	63
Unrealized loss	508	442

Asset reserves:
Bad debts	11	11
Inventory allowance	280	292

Accrued expenses:
Non-qualified stock options	159	127
Compensation	86	116
Warranty	1,174	971
Deferred tax assets	7,960	5,235

Less valuation allowance	(3,356)	(610)
Total deferred tax assets	4,604	4,625

Deferred tax liabilities:
Depreciation	(488)	(509)
Total deferred tax liabilities	(488)	(509)

Net deferred tax assets (before unrealized gain)	4,116	4,116

Deferred tax liability: unrealized gain	—	—
Net deferred tax assets	$4,116	$4,116

As of December 31, 2022, the Company had a net deferred tax asset of approximately $4,604 (net of valuation allowance) offset by deferred tax liabilities of $488 derived from accelerated tax depreciation. This asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development tax credits, and deferred revenue, net of a valuation allowance of approximately $3,356. The NOLs total approximately $13,088 for federal and $8,604 for state purposes, with expirations starting in 2022 for state purposes. State NOLs of $1,870 expired in 2022.

During 2021, the Company generated $126 of federal NOLs and during 2022, the Company generated $9,261 in additional federal NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2022, 2021, and 2020.  GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

8. Income Taxes (Continued)

Management’s analysis of all available evidence, both positive and negative, provides support that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset.  Accordingly, as of December 31, 2022, a valuation allowance has been established totaling approximately $3,356.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2022. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future.  The 2022 federal and state NOLs and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company by any stockholder with 5% or greater ownership.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2023, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2022, and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended December 31, 2022 and 2021, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2019, 2020, and 2021 are still open to IRS examination under the statute of limitations.  The last IRS examination on the Company’s 2007 calendar year was closed with no change.

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:	Years Ended December 31,
	2022	2021
Numerator:
Net (loss) from continuing operations numerator for basic and diluted earnings per share	$(11,633)	$(1,701)
Denominator:
Denominator for basic (loss) per share weighted average shares	16,910,914	14,941,028
Effect of dilutive securities:	—	—
Denominator for diluted (loss) per share weighted average shares	16,910,914	14,941,028
Basic (loss) income per share	$(0.69)	$(0.11)
Diluted (loss) per share	$(0.69)	$(0.11)

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

9. Income (Loss) Per Share (Continued)

Approximately 1,001,500 stock options and 205,644 restricted stock units for the year ended December 31, 2022 and 676,500 stock options and 137,055 restricted stock units for the year ended December 31, 2021, were excluded from the calculation because they were anti-dilutive.

10. Share-Based Employee Compensation

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $271 and $253 of share-based employee compensation expense during the years ended December 31, 2022 and 2021, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

Restricted Stock Units

On September 30, 2022, the Company granted 9,600 restricted stock units to Joshua Horowitz for strategic advisory service compensation.  These restricted stock units were fully vested and settled on the date of grant.

On August 12, 2022, the Company granted to each non-employee director restricted stock units with a grant-date fair value of $50 per award (resulting in total 129,310 units granted with the aggregate grant-date fair value of $300), which will vest in five equal, annual installments beginning with the first anniversary of the grant date, subject to the director’s continued service through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board of Directors in its discretion, then the restricted stock units shall vest in full as of the director’s last date of service as a director of the Company.

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

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

There were 205,644 and 137,055 restricted stock units outstanding as of December 31, 2022, and December 31, 2021, respectively.

The Company recorded non-cash restricted stock unit compensation expense of $404 and $306 for the years ended December 31, 2022 and 2021.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at January 1, 2022	137,055	$3.33
Granted	204,287	$2.39
Vested and issued	(135,698)	$2.96
Cancelled/forfeited	---
Unvested at December 31, 2022	205,644	$2.64

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2022 and 2021 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. In 2022, the Company paid dividends on January 10, for a dividend declared in 2021, May 16, August 8 and November 8. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2022	FY 2021
Expected Volatility	55.3%	52.3%
Expected Dividends	5.0%	3.0%
Expected Term (in years)	6.5	6.5
Risk-Free Rate	2.38%	0.80%
Estimated Forfeitures	0.0%	0.0%

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

10. Share-Based Employee Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2022, and changes during the year ended December 31, 2022, are presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)

As of January 1, 2022
Outstanding	676,500	3.68	7.33	1.41	4,500
Vested	361,600	3.80	6.66	1.44	4,500
Nonvested	314,900	3.53	8.10	1.39	—

Period activity
Issued	430,000	2.41	—	0.80	—
Exercised	—	—	—	—	—
Forfeited	100,000	3.98	—	1.65	—
Expired	5,000	4.95	—	1.05	—

As of December 31, 2022
Outstanding	1,001,500	3.10	7.87	1.13	460,925
Vested	434,233	3.57	6.73	1.31	101,090
Nonvested	567,267	2.74	8.74	0.99	359,835

Outstanding:
Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)

2.23	3.83	832,500	2.80	8.44
4.07	5.10	169,000	4.54	5.06
		1,001,500	3.10	7.87

Exercisable:
Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($) Per Share

2.23	3.83	290,833	3.05
4.07	5.10	143,400	4.62
		424,233	3.57

The weighted-average grant-date fair value per option granted during the years ended December 31, 2022 and 2021 was $1.13 and $1.16, respectively.  There were no stock options exercised during the years ended December 31, 2022 and 2021.

In connection with the restricted stock units granted to non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued, utilizing the most current information available to the Company at the date of the consolidated financial statements.  The Company estimates the fair value of the restricted stock unit awards based upon the market price of the underlying common stock on the date of grant.  As of December 31, 2022 and 2021, there was approximately $1,058 and $802, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over four years.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

11. Significant Customers

Sales to the U.S. Government represented approximately 38% and 36% of the Company’s total sales for the years ended December 31, 2022 and 2021, respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

12. Retirement Plan

The Company sponsors a participant contributory retirement 401(k) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2022 and 2021, total contributions made by the Company were $196 and $160, respectively.

13. Commitments and Contingencies

Royalty Commitment

In 2002, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $120 and $114 for the years ended December 31, 2022 and 2021, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

Purchase Commitments

The Company has purchase commitments for inventory totaling $12,814 as of December 31, 2022.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2022, the plan had a stop-loss provision insuring losses beyond $90 per employee per year and an aggregate stop-loss of $1,180. As of December 31, 2022 and 2021, the Company recorded an accrual for estimated claims in the amount of approximately $240 and $97, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2022 and 2021.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year product warranties during the years ended December 31, 2022 and 2021 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2022	$533	$558	$(500)	$591
2021	$791	$169	$(427)	$533

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

There were no pending material claims or legal matters as of December 31, 2022.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Additionally, U.S. and global markets and supply chains are experiencing volatility and disruption following the escalation of geopolitical tensions and military conflict between Russia and Ukraine.

14. Capital Program

On December 17, 2021 a share repurchase program was authorized under which the Company may repurchase up to an aggregate of $5 million of its common shares. Share repurchases under this program were authorized to begin immediately. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require the Company to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. As of December 31, 2022, the Company has completed no share repurchases under this program.

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

Pursuant to the capital return program, during 2022, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.03 per share on April 7, June 30, and September 29. The dividends were payable to stockholders of record as of May 2, 2022, July 25, 2022, and October 25, 2022, respectively. These dividends were paid on May 16, 2022, August 8, 2022 and November 8, 2022.

15. Subsequent events

On January 31, 2023 the Company entered into a sales agreement (the “Sales Agreement”) with ThinkEquity LLC (“ThinkEquity” or the “Sales Agent”), relating to the sale of shares of our common stock, $0.60 par value per share. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,225,352 shares of our common stock from time to time up to an aggregate offering price of $15,000,000 through or to the Sales Agent, acting as sales agent or principal. The Company intends to use the net proceeds from the offering primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, and concluded that our internal control over financial reporting was effective as of December 31, 2022. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

28

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” and “Corporate Governance-Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2023 annual meeting of stockholders, and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The disclosure of delinquent filers under Section 16(a) of the Exchange Act, if any, will be contained in the “Miscellaneous-Delinquent Section 16(a) Reports” section of our definitive proxy statement, to be filed in connection with our 2023 annual meeting of stockholders, and is incorporated herein by reference.

Audit Committee

We have a separately-designated standing audit committee. Information about our audit committee (including its charter) and the audit committee financial expert will be contained in the “Corporate Governance-Meetings and Committees of the Board of Directors” section of our definitive proxy statement, to be filed in connection with our 2023 annual meeting of stockholders, and is incorporated herein by reference.

Code of Conduct

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

Item 11. Executive Compensation.

The information required by this item will be contained in the “Executive Compensation,” “Summary Compensation Table for 2021-2022,” “Outstanding Equity Awards at 2022 Fiscal Year-End,” “Retirement Benefits for 2021,” “Potential Payments Upon Termination or in Connection With a Change of Control,” “Director Compensation for 2021” and “Corporate Governance-Meetings and Committees of the Board of Directors-Compensation Committee” sections of our definitive proxy statement, to be filed in connection with our 2023 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement, to be filed in connection with our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2023 annual meeting of stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” sections of our definitive proxy statement, to be filed in connection with our 2023 annual meeting of stockholders, and is incorporated herein by reference.

29

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

30

2. Exhibit List:

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

31

10.10+

Form of Non-Employee Director Restricted Share Unit Agreement under the 2017 Incentive Compensation Plan (September 2018) (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.11+

Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.12+

Form of Restricted Share Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.13+

Form of Restricted Stock Unit Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.14+

Relocation Agreement, dated December 31, 2019, between the Company and Henry R. (Randy) Willis (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.16+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.17+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Randy Willis (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.18+

Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 4, 2020)

10.19+

Employment Agreement, dated July 19, 2021, by and between BK Technologies, Inc., and John M. Suzuki (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2021)

10.20+

Separation Agreement and General Release, dated January 11, 2022, between William P. Kelly and BK Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2022)

10.21+

First Amendment to Employment Agreement, dated January 24, 2022, between John M. Suzuki and BK Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.22+

First Amendment to Employment Agreement, dated January 24, 2022, between Timothy A. Vitou and BK Technologies, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.23+

First Amendment to Employment Agreement, dated January 24, 2022, between Henry R. (Randy) Willis and BK Technologies, Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.24+

Employment Agreement dated effective November 7, 2022, between BK Technologies Corporation, BK Technologies, Inc. and Scott A. Malmanger (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2022)

10.25

Credit Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.26

Line of Credit Note, executed as of January 31, 2022, by BK Technologies, Inc., as borrower, for the benefit of JPMorgan Chase Bank, N.A., as lender (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 17, 2022)

32

10.27

Continuing Guaranty, executed as of January 30, 2020, by and among JPMorgan Chase Bank, N.A., as lender, and BK Technologies Corporation and RELM Communications, Inc., as guarantors (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.28

Continuing Security Agreement, executed as of January 30, 2020, by and between JPMorgan Chase Bank, N.A., as lender, and BK Technologies, Inc., as pledgor (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 30, 2020)

10.29

Invoice Purchase and Security Agreement, dated November 22, 2022, between BK Technologies, Inc., RELM Communications, Inc., and Alterna Capital Solutions LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2022)

10.30

Guaranty, dated November 22, 2022, by BK Technologies, Inc., and RELM Communications, Inc., in favor of Alterna Capital Solutions LLC (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2022)

10.31

Commercial Guaranty, dated November 22, 2022, by BK Technologies Corporation in favor of Alterna Capital Solutions LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 30, 2022)

21*	Subsidiaries of the Company
23.1*	Consent of MSL, P.A. relating to the Company’s Registration Statements on Form S-8 (Registration No. 333-218765 and Registration No. 333-147354) and Form S-3 (Registration No. 333-251307)
24	Power of Attorney (included on signature page)
31.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**

Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

32.2**

Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
104*	XBRL Cover Page Interactive Data File

* Included with this filing.

** Furnished herewith (not filed).

+ Management contract or compensatory plan or arrangement.

(c) Consolidated Financial Statement Schedules:

All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

Item 16. Form 10-K Summary.

Not applicable.

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BK TECHNOLOGIES CORPORATION

By:	/s/ John M. Suzuki
John M. Suzuki
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints John M. Suzuki and Scott A. Malmanger, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ D. Kyle Cerminara	Director and Chairman of the Board	March 16, 2023
D. Kyle Cerminara

/s/ John M. Suzuki	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2023
John M. Suzuki

/s/ Scott A. Malmanger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Scott A. Malmanger

/s/ E. Gray Payne	Director	March 16, 2023
E. Gray Payne

/s/ Charles T. Lanktree	Director	March 16, 2023
Charles T. Lanktree

/s/ R. Joseph Jackson	Director	March 16, 2023
R. Joseph Jackson

/s/ Lloyd R. Sams	Director	March 16, 2023
Lloyd R. Sams

/s/ Michael C. Mitchell	Director	March 16, 2023
Michael C. Mitchell

34