Form 10-K/A
period 2022-12-31
BK Technologies Corp
filed 2023-05-02
CIK 2186

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 21, 2023, based on the closing price of such stock on the NYSE American on such date, was $34,773,248. As of April 21, 2023, 16,998,187 shares of the registrant’s Common Stock were outstanding.

Auditor Information:
Name:  MSL, CPAs & Advisors

Location:  Orlando, FL

PCAOB #: 569

EXPLANATORY NOTE

On March 16, 2023, BK Technologies Corporation (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Report” or “Form 10-K”). This Amendment No. 1 (this “Amendment”) updates the Form 10- K, which omitted Part III (Items 10, 11, 12, 13 and 14) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year. While we intend to file our preliminary proxy statement for our 2023 annual meeting of shareholders shortly, the timing of the filing of a definitive proxy statement will be outside this window for incorporation by reference. Accordingly, this Amendment is being filed to (i) amend Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K to include the information required by such Items, (ii) delete the reference on the cover of the Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Form 10-K, and (iii) file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

  This Amendment makes no changes to the Form 10-K except for those to Part III and the filing of related certifications. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-K and does not otherwise reflect events occurring after the original date of the Form 10-K; accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Set forth below is certain information regarding the members of the Company’s board of directors (the “Board” or the “Board of Directors”). Each director is entitled to serve until the 2023 annual meeting of stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age and business experience of each director is set forth below as of April 25, 2023.

Name and Year First Elected	Age	Position
D. Kyle Cerminara (2015)	45	Director (Chair)
R. Joseph Jackson (2021)	57	Director
Charles T. Lanktree (2017)	73	Director
Michael C. Mitchell (2022)	43	Director
E. Gray Payne (2017)	75	Director
Lloyd R. Sams (2022)	66	Director
John M. Suzuki (2021)	59	Director

D. Kyle Cerminara was appointed to the Board of Directors in July 2015 and served as Chairman since July 2021, and from March 2017 until April 2020.  Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012, which is the largest stockholder of the Company, and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors.  These include FG Financial Holdings LLC. (Nasdaq: FGF), which operates as a diversified reinsurance and investment management company, since December 2016; Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which has entered into a definitive business combination agreement with Hagerty, a leading specialty insurance provider focused on the global automotive enthusiast market, since April 2021; Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the entertainment and retail markets, since February 2015; and Firefly Systems Inc., a venture- backed digital advertising company, since August 2020. He has also served as President of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021.

From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Mr. Cerminara was appointed Chairman of FG Financial Group, Inc. in May 2018.  He was also appointed Chairman of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), from June 2018 to June 2021, and served as a member of its board of directors from June 2016 to October 2021. Mr. Cerminara has served as the Chairman of Ballantyne Strong, Inc. since May 2015.  He also previously served as its Chief Executive Officer from November 2015 to April 2020.  He also served on the board of directors of Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (Nasdaq: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

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

Mr. Cerminara is qualified to serve on our Board as he contributes his perspective as one of the Company’s largest stockholders. He also offers to the Board valuable insights obtained through his management and operational experience and extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

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

Mr. Jackson currently serves on the following boards: 1) Carolinas Business Capital, a regional Small Business Administration Certified Development Corporation, for over 20 years and has served as board chair for the last 5 years; 2) Community First Bancorporation and Community First Bank in South Carolina; 3) Camino Community Center, a non-profit organization serving the Latino community; and 4) Charlotte Fund, a Charlotte NC based venture capital fund.  He previously served as board chair of SeaTrust Mortgage, a subsidiary of Community First Bancorporation which was sold to Primis Bank in 2022 and also as an investment manager for a private REIT.

We believe that Mr. Jackson is qualified to serve on our Board of Directors as he offers the Board valuable insights through his extensive experience in private lending, structured equity, commercial real estate investments, analytics, development, and consulting.

Charles T. Lanktree was appointed to the Board of Directors in March 2017. Mr. Lanktree serves on the board of directors of FG Holdings, Inc. (NYSE American: FGH), a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. Mr. Lanktree has served as Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs from 2012 when it was formed until December 31, 2022.  He also served as its President from 2012 to 2018.  He served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, from 1997 to 2022 where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree also served on the board of directors of Eggland’s Best, Inc. from 1990 through 2022.  He also served on the boards of many of England’s Best affiliates through that time period. From 2010 to 2013, he served on the board of directors of Eurofresh Foods, Inc., a privately-held company, and, from 2004 to 2013, he was on the board of directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. (NYSE American: PTMI), from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company, BeechNut/Nestle, and Unilever. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s University. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977.

Mr. Lanktree’s 25 years of experience in consumer marketing and retail operations and his extensive experience as a Chief Executive Officer, coupled with his knowledge and insight of the retail industry, including distribution and franchising operations, qualifies him to serve on our Board of Directors.

Michael C. Mitchell was nominated to the Board of Directors for the 2022 Annual Meeting.  Mr. Mitchell has served as a director of FG Group Holdings Inc. (NYSE American: FGH), a holding company with diverse business activities focused on serving the entertainment and retail markets since October 2021.  Mr. Mitchell has also served as a director of GreenFirst Forest Products Inc. (TSX: GFP), a public company focused on investments in the forest products industry, since October 2021.  Mr. Mitchell most recently served as a Partner at Locust Wood Capital, which he retired from in 2019 after nine years with the firm in analytical positions in the consumer, industrial, real estate and media industries. From 2006 to 2011, Mr. Mitchell was a senior analyst at Breeden Capital LP, working with former SEC Chairman Richard C. Breeden, where Mr. Mitchell was primarily focused on consumer business and was actively involved in board engagements at Applebee’s, a then-Nasdaq-listed restaurant operating company and franchisor and Zale Corporation, a then-NYSE-listed leading specialty retailer of fine jewelry as an advisor to the board. From 2005 to 2006, Mr. Mitchell worked as an analyst for Kellogg Capital Group, LLC, the private investment firm founded by Peter Kellogg, From 2004 to 2005, Mr. Mitchell served as an equity research analyst at Jefferies and Company, Inc. covering post-reorganization equities. Mr. Mitchell is currently the Chief Operating Officer of Children’s Eye Care of Northern Colorado, P.C., a Pediatric Ophthalmology practice based in Fort Collins, CO, which he cofounded and operates with his wife Dr. Carolyn G. Mitchell. Additionally, Mr. Mitchell serves on the advisory board of the Michael F. Price College of Business at the University of Oklahoma. Mr. Mitchell received an MBA from the Michael F. Price College of Business at the University of Oklahoma and a B.S. in Marketing from the Spears College of Business at Oklahoma State University.

We believe Mr. Mitchell is qualified to serve on our Board of Directors as he offers the Board valuable insights obtained through his extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

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

We believe General Payne’s 40 years of service in the Marine Corps, as well as over 25 years of experience in the private sector in the areas of financial management, operational improvement and strategic planning, qualify him to serve on our Board of Directors.

Lloyd R. Sams was nominated to the Board of Directors for the 2022 Annual Meeting. Since 1999, Mr. Sams had been a Managing Principal of BIA Digital Partners, a private equity group that was focused on investments in the media, telecommunications, business services and information segments.  From 2020 to 2021, Mr. Sams was a Director of Aceyus Inc., a private software company.  From 2018 to 2019, he was the President of Every Income Holdings, LLC, a financial services holding company.  Mr. Sams was Managing Director of MoonSail Capital, a private equity group, from 2017 to 2018.  From 2013 through 2015, he was a Managing Director and Head of Lower Middle Market Investing at Business Development Corporation of America, a non-traded BDC headquartered in New York.   Previously, Mr. Sams had an 18-year banking career, principally with First Union (now Wells Fargo) and First Chicago (now J.P. Morgan).  Ms. Sams received his B.S. in Business Administration from Washington and Lee University and a MBA from the University of North Carolina at Chapel Hill.

We beleive Mr. Sams is qualified to serve on our Board of Directors as he offers the Board valuable insights obtained through his extensive experience in private equity and banking industries, as well as his background and experience originating, underwriting, structuring, and ultimately exiting debt and equity transactions.

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

We believe that Mr. Suzuki’s is qualified to serve as on our Board of Directors as he offers the Board valuable insights to the Land Mobile Radio industry, as well as his background and experience in strategy, management, product development, sales, marketing, operations, engineering, and mergers and acquisitions.

 EXECUTIVE OFFICERS

Set forth below is certain information regarding our executive officers as of April 24, 2023. Each executive officer serves at the discretion of the Board of Directors.

Name	Age	Position
John M. Suzuki	59	Chief Executive Officer, Director
Timothy A. Vitou	66	President
Scott A. Malmanger	67	Chief Financial Officer and Secretary
Henry R. (Randy) Willis	64	Chief Operating Officer
Branko Avanic, Ph.D.	62	Chief Technology Officer

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

Scott A. Malmanger has been our Chief Financial Officer since July 2022 and Secretary since November 2022. From October 2019 to October 2021, he was Chief Financial Officer for OneroRx Inc., an Illinois based group of retail pharmacies.  From May 2017 to April 2019, he was the Chief Financial Officer of iCoreConnect, Inc. (OCT: ICCT), a SaaS provider of electronic medical record software. From November 2015 to May 2017, he served as VP of Finance for Atlantic Tower Services, Inc., a provider of cell phone tower maintenance services.  From May 2010 to February 2015, he was Chief Financial Officer/VP Finance for American K-9 Detection Services, LLC., a provider of canine detection services to the US Dept of Defense, Department of State and other government agencies.  He is an analytical strategist skilled in successfully navigating corporations large and small through periods of accelerated growth. Mr. Malmanger is a Certified Public Accountant (Inactive) and also holds a Certified Management Accountant designation. He holds a bachelor’s degree in Mathematics and Business Administration from Pillsbury College and an MBA from the University of Minnesota – Mankato.

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

CORPORATE GOVERNANCE

The Board of Directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. The Board of Directors, which is elected by the stockholders, is our ultimate decision-making body, except with respect to those matters reserved to our stockholders. The Board selects the senior management team, which is charged with the conduct of our business. Having selected the senior management team, the Board of Directors acts as an advisor and counselor to senior management and ultimately monitors its performance.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2022, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2022:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner
Scott A. Malmanger, Chief Financial Officer	1	-

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

In accordance with this policy, the nominating and governance committee will consider director candidates recommended by stockholders only where the committee has determined not to re-nominate an incumbent director. In addition, the committee will not consider any recommendation by a stockholder or an affiliated group of stockholders unless such stockholder or group of stockholders has owned at least five percent (5%) of our common stock for at least one year as of the date the recommendation is made. Any eligible stockholder (or affiliated group of stockholders) who desires to recommend a director candidate for consideration by the nominating and governance committee generally must ensure that it is received by the Company no later than 120 days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of stockholders. In the event that the date of the annual meeting of stockholders for the current year is more than 30 days following the first anniversary date of the annual meeting of stockholders for the prior year, the submission of a recommendation will be considered timely if it is submitted a reasonable time in advance of the mailing of the Company’s proxy statement for the annual meeting of stockholders for the current year.

Any such eligible stockholder (or affiliated group of stockholders) is required to submit complete information about itself, and the recommended director candidate as specified in the committee’s “Procedures for Stockholders Submitting Director Candidate Recommendations” policy and as set forth in the advance notice provisions in our bylaws. Such information must include, among other things, (i) the number of our common shares beneficially owned by the recommending stockholder and the length of time such shares have been held, (ii) the name, age and experience of the director candidate, (iii) whether the director candidate owns any of our securities, (iv) whether the director candidate has a direct or indirect material interest in any transaction in which we are a participant, (v) a description of all relationships between the director candidate and the recommending stockholder, and (vi) a statement setting forth the director candidate’s qualifications. Submissions should be addressed to the nominating and governance committee care of our Corporate Secretary at our principal headquarters, 7100 Technology Drive, West Melbourne, Florida 32904. Submissions must be made by mail, courier or personal delivery. E-mail submissions will not be considered.

Copies of the policies of the nominating and corporate governance committee are available on our website at https://www.bktechnologies.com/investor-relations.

Audit Committee

The Board of Directors has a standing audit committee. As of December 31, 2022, the members of the audit committee of the Board of Directors were as follows:

Director	Audit Committee
R. Joseph Jackson	Member
Charles T. Lanktree	Member
E. Gray Payne	Chair

The Board of Directors has determined that each member of the audit committee is, and was during 2022, independent, as defined by Rule 10A-3 of the Exchange Act, and the corporate governance listing standards of the NYSE American. The Board of Directors also has determined that General Payne is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

The audit committee has oversight responsibility for the quality and integrity of our consolidated financial statements and the Company’s independent auditor. As required by the SEC’s rules, the audit committee is directly involved in the review and selection of the audit partners serving on the auditor’s engagement team during mandated five-year partner rotations. The audit committee also oversees audit fee negotiations associated with our retention of the independent auditor and has the sole authority to approve such fees. The audit committee met 5 times during 2022. The primary functions of the audit committee are to oversee: (i) the audit of our consolidated financial statements provided to the SEC and our stockholders; (ii) our internal financial and accounting processes; (iii) the independent audit process; and (iv) compliance with our Code of Conduct and Code of Ethics, as well as conflicts of interest and related party transactions. Additionally, the audit committee has responsibilities and authority necessary to comply with Rules 10A-3(b)(2), (3), (4), and (5) of the Exchange Act, concerning the responsibilities relating to: (a) registered public accounting firms, (b) complaints relating to accounting, internal accounting controls or auditing matters, (c) authority to engage advisors, and (d) funding. These and other aspects of the audit committee’s authority are more particularly described in the Audit Committee Charter.

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to us by our independent registered public accounting firm, MSL. The policy requires that all services to be provided by MSL, including audit services and permitted audit-related and non-audit services, must be pre-approved by the audit committee. The audit committee approved all audit services provided by MSL to us during 2022. MSL did not provide any non-audit services to us during 2022.

Item 11. Executive Compensation.

The following table provides certain summary information concerning the compensation of our named executive officers for the last two completed fiscal years ended December 31, 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
John M. Suzuki Chief Executive Officer	2022	358,844	—	27,200	—	—	18,528	(4)	419,380
	2021	150,770	—	—	64,345	—	5,035	(4)	220,150

Timothy A. Vitou	2022	281,949	—	—	—	—	14,918	(5)	352,051
President	2021	275,000	30,000	—	22,710	—	24,341	(5)	352,051

William P. Kelly	2022	225,881	—	—	—	—	34,449	(6)	260,331
Executive Vice President and Chief Financial Officer	2021	221,450	—	—	—	—	23,348	(6)	244,798

Scott A. Malmanger	2022	36,152	—	—	—	—	90	(7)	36,242
Chief Financial Officer

Randy Willis	2022	231,454	—	—	—	—	12,261	(8)	287,201
Chief Operating Officer	2021	222,400	30,000	—	22,710	—	12,091	(8)	287,201

Branko Avanic	2022	252,986	—	—	—	—	11,855	(9)	276,695
Chief Technology Officer	2021	244,445	30,000	—	22,710	—	14,359	(9)	311,514

(1)	On March 2, 2022, at the recommendation of the compensation committee, the Board approved payment of cash bonuses of $30,000 to each of Mr. Vitou, Mr. Willis, and Dr. Avanic.

(2)	On June 8, 2022, at the recommendation of the compensation committee, the Board approved issuance of 10,000 RSUs to Mr. Suzuki.

(3)

The amounts in this column represent the aggregate grant date fair value of stock options granted to the Named Executive Officer computed in accordance with FASB ASC Topic 718. The value ultimately realized by the Named Executive Officer upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value. For a discussion of valuation assumptions, see Note 1 (Summary of Significant Accounting Policies) and Note 10 (Share-Based Employee Compensation) of our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2022.

On June 22, 2022, the compensation committee granted non-qualified stock options to Messrs. Suzuki, Vitou, and Willis to purchase 45,000, 30,000, and 30,000 shares, respectively, of the Company’s common stock, at an exercise price of $2.48 per share. Additional information about the stock option awards can be found below under “Stock Option Awards.”

On March 1, 2022, the compensation committee granted non-qualified stock options to Messrs. Suzuki, Vitou, Willis and Dr. Avanic to purchase 85,000, 30,000, 30,000 and 30,000 shares, respectively, of the Company’s common stock, at an exercise price of $2.33 per share. Additional information about the stock option awards can be found below under “Stock Option Awards.”

On July 19, 2021, the compensation committee granted non-qualified stock options to Mr. Suzuki to purchase 100,000 shares of the Company’s common stock, at an exercise price of $3.08 per share. Additional information about the stock option awards can be found below under “Stock Option Awards.”

(4)

The amounts in this column for Mr. Suzuki represent the Company’s matching contributions for fiscal 2022 and fiscal 2021 of $10,238 and $2,019, respectively, to Mr. Suzuki’s account under the Company’s 401(k) plan; and the Company’s payments for fiscal 2022 and fiscal 2021 of $8,291 and $3,016, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Suzuki.

(5)

The amounts in this column for Mr. Vitou represent the Company’s matching contributions for fiscal 2022 and fiscal 2021 of $7,049 and $5,534, respectively, to Mr. Vitou’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2022 and fiscal 2021 of $7,869 and $8,231, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Vitou; and the Company’s payment for fiscal 2021 of $10,576, for accrued unused vacation time.

9

(6)

The amounts in this column for Mr. Kelly represent the Company’s matching contributions for fiscal 2022 and fiscal 2021 of $3,359 and $6,776, respectively, to Mr. Kelly’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2022 and fiscal 2021 of $3,931 and $8,055, respectively, for long-term disability, life and health insurance premiums for the benefit of Mr. Kelly; and the Company’s payment for fiscal 2022 and fiscal 2021 of $27,160 and $8,517, respectively for accrued unused vacation time.

(7)	The amounts in this column for Mr. Malmanger represent the Company’s payments for fiscal 2022 of $90, for long-term disability, life and health insurance premiums for the benefit of Mr. Malmanger.

(8)

The amounts in this column for Mr. Willis represent the Company’s matching contribution for fiscal 2022 and fiscal 2021 of $6,944 and of $6,793, respectively, to Mr. Willis’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2022 and fiscal 2021 of $5,318 and $5,298 for long-term disability, life and health insurance premiums for the benefit of Mr. Willis.

(9)

The amount in this column for Dr. Avanic represents the Company’s matching contributions for fiscal 2022 and fiscal 2021 of $3,564 and $6,088, respectively, to Dr. Avanic’s account under the Company’s 401(k) plan; the Company’s payments for fiscal 2022 and 2021 of $8,291 and $8,271 for long-term disability, life and health insurance premiums for the benefit of Dr. Avanic.

Except as disclosed above, Mr. Suzuki, Mr. Vitou, Mr. Kelly, Mr. Malmanger, Mr. Willis and Dr. Avanic did not receive any other compensation during fiscal 2022 or fiscal 2021, except for perquisites and other personal benefits, of which the total aggregate value for each of them did not exceed $10,000.

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

Other Employment Agreements

The Company entered into employment agreements with each of the following (collectively, as amended, the “Other Employment Agreements” and, collectively with the Suzuki Employment Agreement, the “Employment Agreements”): (i) Timothy A. Vitou, President; (ii) Scott A. Malmanger, Chief Financial Officer and Secretary; (iii) Branko Avanic, Ph.D, Chief Technology Officer and (iv) Randy Willis, Chief Operating Officer. The Other Employment Agreements provide for an annual base salary of $275,000 for Mr. Vitou, $235,000 for Mr. Malmanger, $235,000 for Dr. Avanic and $215,000 for Mr. Willis, subject to adjustment by the Board.

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

On January 11, 2022, the Company announced Mr. Kelly’s plans to retire. Mr. Kelly retired effective June 30, 2022. In connection with Mr. Kelly’s retirement on January 11, 2022, the Company and Mr. Kelly entered into a Separation Agreement and General Release (“Separation Agreement”). Pursuant to the Separation Agreement, upon Mr. Kelly’s retirement, the Company paid to Mr. Kelly one hundred sixty-six thousand eighty-seven dollars and fifty cents ($166,087.50), which amounts to nine months of compensation at Mr. Kelly’s normal base pay rate, less taxes, social security and other required withholdings, paid in bi-weekly increments in accordance with the Company’s regular payroll practices. Also pursuant to the Separation Agreement, the Company paid or reimbursed the monthly premium or cost of COBRA health care coverage (approximately $1,119.96 monthly) for Mr. Kelly’s wife, until August 7, 2022. Pursuant to the Separation Agreement, Mr. Kelly granted a general release to the Company from any and all claims (known or unknown), rights, or demands that Mr. Kelly had against the Company and other released parties described in the Separation Agreement.  In the Separation Agreement, Mr. Kelly was given required opportunities to seek advice of counsel and to revoke the Separation Agreement.

Base Salaries

On March 17, 2021, the Compensation Committee approved base salaries of $275,000, $225,750, and $246,750 to Messrs. Vitou, Willis, and Dr. Avanic, respectively. On July 19, 2021, in connection with Mr. Suzuki’s appointment as Chief Executive officer and the Suzuki Employment agreement, the Board of Directors approved a base salary of $350,000 for Mr. Suzuki. On  November 1, 2022, in connection with Mr. Malmanger’s appointment as Chief Financial Officer, and the Malmanger Employment Agreement, the Board of Directors approved a base salary of $235,000 for Mr. Malmanger.

Bonus Payments

2022 Discretionary Cash Bonuses

On March 1, 2022, the compensation committee approved the payment of cash bonuses of $30,000 to Mr. Vitou, $30,000 to Mr. Willis, and $30,000 to Dr. Avanic.

Stock Option Awards

2022 Awards

On March 1, 2022, the compensation committee granted non-qualified stock options to Messrs. Suzuki, Vitou, Willis and Dr. Avanic to purchase 85,000, 30,000, 30,000 and 30,000 shares, respectively, of the Company’s common stock, at an exercise price of $2.33 per share. The options have a ten-year term. The options granted vest in three equal annual installments beginning on the grant date and thereafter on March 1, 2023, and March 1, 2024.

On June 22, 2022, based on a recommendation of the Compensation Committee, the Company is granted non-qualified stock options to Messrs. Suzuki, Vitou and Willis to puchase 45,000, 30,000, and 30,000 shares, respectively, of the Company’s common stock, at an exercise price of $2.48 per share.  The options have a ten-year term. The shares vest with the following performance criteria: (i) as to 30% of the shares, achievement of employee retention milestones through December 31, 2022; (ii) as to 50% of the shares, achievement of a major transaction milestone by December 31, 2022; and (iii) as to 20% of the shares, achievement of key cash flow indicator goals; or (b) as to any options that do not vest pursuant to subparagraph (a) above, upon a change in control of the Issuer on or before June 22, 2027.

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

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END

The following table provides information with respect to outstanding stock option awards for our shares of common stock classified as exercisable and unexercisable as of December 31, 2022, for the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(11)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John M. Suzuki	100,000(1)	—	3.08	7/19/31
	56,100(2)	28,900	2.33	3/01/32
	—	45,000(3)	2.48	6/22/32

Timothy A. Vitou	5,000(4)	—	2.23	3/12/23
	25,000(5)	—	5.10	3/17/27
	10,000(6)	—	4.20	8/30/27
	24,000(7)	6,000	3.75	3/14/28
	18,000(8)	12,000	4.07	3/05/29
	10,000(10)	20,000	2.33	3/01/32
	—	30,000(3)	2.48	6/22/32

Randy Willis	25,000(6)	—	4.20	8/30/27
	16,000(7)	4,000	3.75	3/14/28
	12,000(8)	8,000	4.07	3/05/29
	10,000(10)	20,000	2.33	3/01/32
	—	30,000(3)	2.48	6/22/32

Branko Avanic	18,000(9)	12,000	3.61	10/30/29
	10,000(10)	20,000	2.33	3/01/32

(1)	The options were granted on July 19, 2021, and are fully vested and exercisable.

(2)	The options were granted on March 1, 2022, and vest in three equal annual installments, beginning on March 1, 2022.

(3)	The options were granted on June 22, 2022, and vest based on achievement of certain business goals.

(4)	The options were granted on March 12, 2013, and are fully vested and exercisable.

(5)	The options were granted on March 17, 2017, and vest in five equal annual installments, beginning on March 17, 2018.

(6)	The options were granted on August 30, 2017, and vest in five equal annual installments, beginning on August 30, 2018.

(7)	The options were granted on March 14, 2018, and vest in five equal annual installments, beginning on March 14, 2019.

(8)	The options were granted on March 5, 2019, and vest in five equal annual installments, beginning on March 5, 2020.

(9)	The options were granted on October 30, 2019, and vest in five equal annual installments, beginning on October 30, 2020.

(10)	The options were granted on March 1, 2022, and vest in three equal annual installments, beginning on March 1, 2022.

(11)	None of the Named Executive Officers exercised any options during fiscal 2022.

RETIREMENT BENEFITS FOR 2022

We do not have a defined benefit plan for the Named Executive Officers or other employees. The only retirement plan available to the Named Executive Officers in 2022 was the qualified 401(k) retirement plan, which is available to all employees.

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

On January 11, 2022, the Company announced Mr. Kelly’s plans to retire. Mr. Kelly retired effective June 30, 2022. In connection with Mr. Kelly’s retirement on January 11, 2022, the Company and Mr. Kelly entered into a Separation Agreement and General Release (“Separation Agreement”). Pursuant to the Separation Agreement, upon Mr. Kelly’s retirement, the Company paid to Mr. Kelly one hundred sixty-six thousand eighty-seven dollars and fifty cents ($166,087.50), which amounts to nine months of compensation at Mr. Kelly’s normal base pay rate, less taxes, social security and other required withholdings, paid in bi-weekly increments in accordance with the Company’s regular payroll practices. Also pursuant to the Separation Agreement, the Company paid or reimbursed the monthly premium or cost of COBRA health care coverage (approximately $1,119.96 monthly) for Mr. Kelly’s wife, until August 7, 2022. Pursuant to the Separation Agreement, Mr. Kelly granted a general release to the Company from any and all claims (known or unknown), rights, or demands that Mr. Kelly had against the Company and other released parties described in the Separation Agreement.  In the Separation Agreement, Mr. Kelly was given required opportunities to seek advice of counsel and to revoke the Separation Agreement.

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

DIRECTOR COMPENSATION FOR 2022

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

Under the program, each non-employee director receives an annual retainer fee of $50,000, payable in quarterly installments in cash or the cash equivalent in company stock, at the discretion of the Compensation Committee, at the date of the approval of payment by the compensation committee. Each non-employee director also receives an annual grant of RSUs with a value of $40,000 pursuant to the 2017 Plan. Each RSU represents a contingent right to receive one share of our common stock. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date, subject to the recipient’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board of Directors for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company.

In addition, the director compensation program provides for an additional annual cash retainer of $75,000, payable in quarterly cash or the cash equivalent in company stock installments, at the discretion of the Compensation Committee, for the Chairman of the Board, $3,000, payable in quarterly cash installments, for each Board committee served on, or an additional annual cash retainer of $10,000, payable in quarterly cash or the cash equivalent in company stock installments, at the discretion of the Compensation Committee, per committee for service as committee chairman. All non-employee directors are entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board and any committee thereof on which they serve. If a non-employee director does not serve on the Board or a Board committee, or as Chairman or as a Board committee chairman, for the full year, the Board and any applicable Board committee, Board Chairman, and any Board committee chairman retainers are prorated for the portion of the year served. If a non-employee director joins the Board after the grant of RSUs for that year, the non-employee director’s grant of RSUs will be prorated for the portion of the year to be served.

Our 2017 Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

The following table shows the compensation paid to our non-employee directors for fiscal 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
D. Kyle Cerminara(2)	89,000	21,552	111,659
R. Joseph Jackson(2)	59,500	—	59,500
Charles T. Lanktree(2)	56,000	21,552	78,659
Michael C. Mitchell(2)	28,000	—	28,000
E. Gray Payne(2)	120,000	21,552	142,659
Lloyd R. Sams(2)	26,500	—	26,500
Michael R. Dill(2)	33,000	136,651	169,651
Inez M. Tenenbaum(2)	28,000	27,102	55,102
John W. Struble(3)	10,598	—	10,598

(1)

Stock awards represent the aggregate grant date fair value of 21,511 RSUs granted on August 12, 2022, to each of Messrs. Cerminara, Lanktree, and General Payne. The RSUs were granted pursuant to the 2017 Plan and represent a portion of the compensation payable to our non-employee directors, as described above. Each RSU represents a contingent right to receive one share of our common stock. The RSUs vest in full in five equal annual installments, beginning on the first anniversary of the grant date, subject to the director’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs shall vest in full as of the director’s last date of service as a director of the Company. In addition, the 2017 Plan and the RSU award agreements grant the compensation committee the discretion to accelerate vesting of the RSUs upon the occurrence of a “change in control” (as defined under the 2017 Plan) or in connection with the termination of the director’s service for any reason prior to the vesting date.

The amounts shown represent the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718 “Compensation-Stock Compensation” (“FASB ASC Topic 718”). For a discussion of valuation assumptions, see Note 1 (Summary of Significant Accounting Policies) and Note 10 (Share-Based Employee Compensation) of our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2022.

(2)

The aggregate number of option and stock awards outstanding (including exercised and unexercised stock options and unvested RSUs) as of December 31, 2022, for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
D. Kyle Cerminara	—	46,999 RSUs
R. Joseph Jackson	—	21,552 RSUs
Charles T. Lanktree	—	46,999 RSUs
Michael C. Mitchell	—	21,552 RSUs
E. Gray Payne	—	46,999 RSUs
Lloyd R. Sams	—	21,552 RSUs

The RSUs outstanding for each director listed above as of December 31, 2022 include 1,011 RSUs remaining pursuant to a grant made to Messrs. Cerminara, Lanktree and Payne on September 6, 2018 (not including 4,052 RSUs that vested prior to December 31, 2022), 4,155 RSUs remaining pursuant to a grant made to Messrs. Cerminara, Lanktree and Payne on September 6, 2019 (not including 6,234 RSUs that vested prior to December 31, 2022), 7,895 RSUs remaining pursuant to a grant made to Messrs. Cerminara, Lanktree and Payne on August 24, 2020 (not including 5,264 RSUs that vested prior to December 31, 2022), and 12,384 RSUs remaining pursuant to a grant made to Messrs. Cerminara, Lanktree and Payne on August 17, 2021, (not including 3,096 RSUs that vested prior to December 31, 2022) and 21,552 RSUs remaining pursuant to a grant made to Messrs. Cerminara, Jackson, Lanktree, Mitchell, Payne and Sams on August 12, 2022. Such RSUs vest in full in five equal annual installments, beginning on the first anniversary of the respective grant date, in each case subject to the director’s continued service as a director of the Company through such date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated for the Board of directors for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. See footnote 1 above for more information. On June 30, 2022, the Company, at the direction of the Board of Directors, accelerated the vesting of Mr. Dill’s unvested restricted stock units granted September 6, 2018, September 6, 2019, August 24, 2020, and July 30, 2021, and issued 34,264 shares of common stock to Mr. Dill. On July 1, 2022, the Company, at the direction of the Board of Directors, granted on a pro rata basis for 2022 compensation, 18,715 RSUs to former director Mr. Dill. These restricted stock units were fully vested and settled on the date of grant. On July 1, 2022, the Company, at the direction of the Board of Directors, granted on a pro rata basis for 2022 compensation 11,062 RSUs to former director Ms. Tenenbaum. These restricted stock units were fully vested and settled on the date of grant.

(3)	Mr. Struble was a member of the Board until the 2021 annual meeting of stockholders held on December 17, 2021, when he did not stand for re-election.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Mr. R. Joseph Jackson (Chair), Mr. Lanktree, and Mr. Mitchell, none of whom has been at any time an executive officer or employee of the Company, or has any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves, or in the past has served, on the board of directors, or as a member of the compensation committee (or other committee performing an equivalent function) of the board of directors of any entity that has one or more executive officers who serve as members of our Board of Directors or Compensation Committee.

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

Compensation Committee R. Joseph Jackson (Chair) Charles T. Lanktree Michael C. Mitchell

April, 21, 2023

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF SECURITIES

The table below sets forth information regarding the beneficial ownership of our common stock as of April 21, 2023, by the following individuals or groups:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers identified in the “Summary Compensation Table For 2022-2023” appearing in this report (the “Named Executive Officers”); and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock that are subject to our stock options that are presently exercisable or exercisable within 60 days of April 21, 2023, as well as shares of common stock issuable within 60 days of April 21, 2023, upon vesting of restricted stock units (“RSUs”), are deemed to be outstanding and beneficially owned by the person holding the stock options or RSUs, as applicable, for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Unless indicated otherwise below, the address of our directors and executive officers is c/o BK Technologies Corporation, 7100 Technology Drive, West Melbourne, Florida 32904. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of April 21, 2023, we had outstanding 16,998,187 shares of our common stock.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Beneficial Owners of More Than 5% of Our Common Stock:
Fundamental Global GP, LLC	2,678,313(1)(8)(9)	15.42%
AIGH Capital Management, LLC	1,689,724(3)	9.73%
Donald F.U. Goebert	1,258,283(4)	7.25%

Directors and Named Executive Officers (not otherwise included above):
D. Kyle Cerminara, Chairman of the Board	29,604(1)(8)(9)	*
John M. Suzuki, Chief Executive Officer and Director	169,410(5)(8)(9)	*
Timothy A. Vitou, President	146,500(5)(8)(9)	*
Scott A. Malmanger, Chief Financial Officer	—	*
Randy Willis, Chief Operating Officer	81,000(5)(8)(9)	*
Branko Avanic, Chief Technology Officer	38,000(5)(8)(9)	*
R. Joseph Jackson, Director	678,415(6)(8)(9)	3.91%
Charles T. Lanktree, Director	37,306(7)(8)(9)	*
Michael C. Mitchell, Director	—(8)	*
E. Gray Payne, Director	29,604(9)	*
Lloyd R. Sams, Director	9,892(8)	*

All current directors and executive officers as a group (11 persons)	3,898,044(9)	22.45%

*Less than 1%

(1)

The amount shown and the following information is derived from a Schedule 13D, as amended, filed with the SEC by Fundamental Global GP, LLC (“FG”) and its affiliates on August 24, 2021, disclosing ownership of 2,678,313 shares. FG is deemed to beneficially own the shares disclosed as directly owned by certain of its affiliates. In addition, D. Kyle Cerminara, a member of our Board, and affiliate of FG, holds an additional 29,604 shares of common stock (including exercisable options), which increases the total number of shares beneficially owned by FG to 2,707,917, or 15.59% of outstanding shares. FG’s business address is 108 Gateway Blvd., Suite 204, Mooresville, NC 28117.

(2)

Mr. Cerminara is the Chief Executive Officer, Co-Founder and Partner of FG. Due to his positions with FG, Mr. Cerminara is deemed to beneficially own the 2,678,313 shares disclosed as directly owned by certain affiliates of FG. Mr. Cerminara expressly disclaims beneficial ownership of these shares. The business addresses for Mr. Cerminara are c/o Fundamental Global GP, LLC, 108 Gateway Blvd., Suite 204, Mooresville, NC 28117; c/o Ballantyne Strong, Inc., 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209; and 131 Plantation Ridge Drive, Suite 100, Mooresville, North Carolina 28117.

(3)

The amount shown and the following information is derived from a Schedule 13G/A filed by AIGH Capital Management, LLC (“AIGH”) on January 3, 2023. According to the Schedule 13G/A, AIGH beneficially owns 1,689,724 shares, over which it has sole voting and dispositive power. Also according to the Schedule 13G/A, each of AIGH Investment Partners, L.L.C. (“AIGHIP”), and Mr. Orin Hirschman may be deemed to beneficially own, and have sole voting and dispositive power over, such shares. The principal business address of AIGH, AIGHIP, and Mr. Hirschman is 6006 Berkeley Avenue, Baltimore, Maryland 21209.

(4)

The amount shown is based on Mr. Goebert’s Form 4 filed on December 30, 2016, plus 6,225 shares acquired upon option exercises since the filing of the Form 4, and reflects the repurchase by the Company on December 12, 2018 of 200,000 shares of common stock held by Mr. Goebert. Mr. Goebert’s primary address is 3382 Harbor Road S., Tequesta, Florida 33469.

(5)

Share ownership of the following persons includes options to purchase our common shares presently exercisable or exercisable within 60 days of March 1, 2023, as follows: for Mr. Suzuki – 134,000 shares; for Mr. Vitou 114,000 shares; for Mr. Willis – 81,000 shares; for Dr. Avanic – 38,000 shares.

(6)

Includes 20,000 shares owned by Robert Joseph Jackson SEP-IRA and 658,415 shares owned by Metrolina Capital Investors, LLC (“Metrolina Capital”). Because Mr. Jackson currently serves as the Managing Partner of Metrolina Capital, Mr. Jackson is deemed to beneficially own the 658,415 shares disclosed. Mr. Jackson expressly disclaims beneficial ownership of these shares.

(7)	Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree.

(8)

The following options are not reflected in the table, as they are not presently exercisable or exercisable within 60 days of April 21, 2023: options to purchase 96,000 common shares held by Mr. Suzuki; options to purchase 46,000 common shares held by Mr. Vitou; options to purchase 44,000 shares held by Mr. Willis; and options to purchase 22,000 common shares held by Dr. Avanic.

The table also does not include the following RSUs held by to each of Messrs. Cerminara, Lanktree, and General Payne: 1,011 RSUs remaining pursuant to a grant made on September 6, 2018 (not including 1,013 RSUs that vested as of September 6, 2019, 1,013 RSUs that vested as of September 6, 2020, 1,013 RSUs that vested as of September 6, 2021, and 1,013 RSUs that vested as of September 6, 2022); 4,155 RSUs remaining pursuant to a grant made on September 6, 2019 (not including 2,078 RSUs that vested as of September 6, 2020, 2,078 RSUs that vested as of September 6, 2021 and 2,078 RSUs that vested as of September 6, 2022); 7,893 RSUs remaining pursuant to a grant made on August 24, 2020, (not including 2,631 RSUs that vested as of August 24, 2021 and 2,631 RSUs that vested as of August 24, 2022); 12,384 RSUs remaining pursuant to a grant made on July 30, 2021, (not including 3,096 RSUs that vested as of July 30, 2022) and 21,511 RSUs granted on August 12, 2022.

The table also does not include the 21,511 RSUs granted on August 12, 2022 to each of Messrs. Jackson, Mitchell and Sams.

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

(9)

Includes 2,678,313 shares reported as beneficially owned by FG, of which Mr. Cerminara is deemed to have beneficial ownership by virtue of his position with FG. Includes 658,415 shares reported as beneficially owned by Metrolina Capital, of which Mr. Jackson is deemed to have beneficial ownership by virtue of his position with Metrolina Capital. Includes 7,702 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Includes options to purchase common shares presently exercisable or exercisable within 60 days of March 1, 2023, as follows: for Mr. Suzuki – 134,000 shares; for Mr. Vitou – 114,000 shares; for Mr. Willis – 81,000 shares; for Dr. Avanic 38,000 shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2022, with respect to our 2017 Plan, under which our common stock is authorized for issuance, and the 2007 Plan. Our stockholders approved the 2017 Plan at the 2017 annual stockholders’ meeting. The Company’s stockholders approved an amendment to the 2017 Plan at the Company’s 2021 annual meeting of stockholders held on December 17, 2021, to increase the number of authorized shares under the 2017 Plan from 1,000,000 shares to 3,000,000 shares. On December 31, 2022, 1,949,988 shares of our common stock were available for issuance under the 2017 Plan.

(c)
Number of
securities
remaining
available for
	(a)		future
	Number of	(b)	issuance
	securities to	Weighted-	under equity
	be issued	average	compensation
	upon exercise	exercise price	plan
	of outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights(1)	rights	column (a))(2)
Equity compensation plans approved by security holders	1,001,500	$3.10	1,463,388
Equity compensation plans not approved by security holders	—	—	—

Total	1,001,500	$3.10	1,463,388

(1)	Includes 1,001,500 shares issuable upon the exercise or vesting of awards (including stock options and restricted stock units) outstanding under the 2017 Plan.

(2)	Represents shares available for issuance under the 2017 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Except as set forth below, during 2022 and 2021, we did not have any transactions with related persons that were reportable under Item 404 of Regulation S-K, and we do not have any transactions with related persons currently proposed for 2021 that are reportable under Item 404 of Regulation S-K.

Fundamental Global GP, LLC (“FG”)

Fundamental Group GP, LLC (“FG”), together with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, a member of our Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG.

Through September 14, 2022, the Company was the sole limited partner of FGI 1347 Holdings, LP. (“1347 LP”).  1347 LP was established for the purpose of investing in securities, and its sole asset was shares of common stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”).  On September 14, 2022, FG contributed all of the outstanding shares of common stock of FGF (including those shares held by 1347 LP) to FG Financial Holdings, LLC (“FG Holdings”), in exchange for Series B common membership interests of FG Holdings with an equivalent value.  As a result of the exchange, the Company now holds an investment in the Series B common membership interests of FG Holdings.

Affiliates of FG serve as the investment manager of FG Holdings. FG has not received any management fees or performance fees for its services to FG Holdings. Principals of FG serve on the board of directors of its portfolio companies and receive compensation for their service.

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

DIRECTOR INDEPENDENCE

The NYSE American corporate governance listing standards provide that the Company, as a smaller reporting company, must have a board of directors consisting of at least fifty percent (50%) independent directors. Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the independence requirements of the NYSE American corporate governance listing standards and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors reviews a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies of which our Board members are directors or executive officers. The Board of Directors reviewed the various factors described above in April 2023, including an evaluation of the holdings of FG, one of our most significant stockholders, and Mr. Cerminara’s positions as its Chief Executive Officer, Co-Founder and Partner, and our investment in FG Holdings. Pursuant to such evaluation, the Board of Directors determined that Messrs. Jackson, Lanktree, Mitchell, General Payne, and Mr. Sams were “independent” directors within the independence requirements of the NYSE American corporate governance listing standards and all applicable rules and regulations of the SEC. All Board committee members during 2022 were, and all current Board committee members are, independent for the purpose of the committees on which they served or serve.

Independent members of our Board of Directors meet in executive session without the presence of non-independent directors and management and are scheduled to do so at least once per year.

Item 14. Principal Accounting Fees and Services.

MSL, P.A (“MSL”), an independent registered public accounting firm, audited our financial statements for fiscal 2022 and fiscal 2021. We had no disagreements with MSL on accounting and financial disclosures. MSL’s work on our audit for fiscal 2022 was performed by full time, permanent employees and shareholders of MSL.

MSL has served as our independent registered public accounting firm since November 2015. The rules of the SEC require us to disclose fees billed by our independent registered public accounting firm for services rendered to us for each of the years ended December 31, 2022 and 2021. The following table represents aggregate fees billed for the fiscal years ended December 31, 2022 and 2021 by MSL.

Fees(1)(2)(3)(4)	2022	2021
Audit Fees	$154,800	$178,650
Audited-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$154,800	$178,650

(1)

For 2022 and 2021, includes fees paid to MSL for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2022 and 2021 and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30 in each of those years.

(2)

No audit-related services were performed for us by MSL in 2022 or 2021. Audit-related services include assurance and related services that are related to the performance of the audit or review of our financial statements.

(3)	No tax services were performed for us by MSL in 2022 or 2021. Tax services include tax compliance, tax advice and tax planning.

(4)	No other services were performed for us by MSL in 2022 or 2021.

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to us by our independent registered public accounting firm, MSL. The policy requires that all services to be provided by MSL, including audit services and permitted audit-related and non-audit services, must be pre-approved by the audit committee. The audit committee approved all audit services provided by MSL to us during 2022. MSL did not provide any audit-related or non-audit services to us during 2022. The audit committee has determined that the provision of the services by MSL reported hereunder had no impact on its independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)The following documents are filed as a part of this report:

2. Exhibit List:

Number	Exhibit
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**

Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

32.2**

Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

* Included with this filing.

** Furnished herewith (not filed).

Item 16. Form 10-K Summary.

Not applicable.

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

SIGNATURE	TITLE	DATE

/s/ D. Kyle Cerminara	Chairman of the Board	May 2, 2023
D. Kyle Cerminara

/s/ John M. Suzuki	Chief Executive Officer (Principal Executive Officer) and Director	May 2, 2023
John M. Suzuki

/s/ Scott A. Malmanger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2023
Scott A. Malmanger

/s/ E. Gray Payne	Director	May 2, 2023
E. Gray Payne

/s/ Charles T. Lanktree	Director	May 2, 2023
Charles T. Lanktree

/s/ R. Joseph Jackson	Director	May 2, 2023
R. Joseph Jackson

/s/ Lloyd R. Sams	Director	May 2, 2023
Lloyd R. Sams

/s/ Michael C. Mitchell	Director	May 2, 2023
Michael C. Mitchell

