Form 10-Q
period 2023-03-31
BK Technologies Corp
filed 2023-05-04
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________commission file number 001-32644

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

There were 16,998,187 shares of common stock, $0.60 par value, of the registrant outstanding at April 23, 2023.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,823	$1,918
Trade accounts receivable, net	10,790	10,616
Inventories, net	22,829	22,105
Prepaid expenses and other current assets	1,463	1,578
Total current assets	37,905	36,217

Property, plant and equipment, net	5,098	4,884
Right-of-use (ROU) assets	1,884	1,991
Investments	1,368	1,481
Deferred tax assets, net	4,116	4,116
Other assets	387	143
Total assets	$50,758	$48,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,070	$12,898
Accrued compensation and related taxes	1,573	1,143
Accrued warranty expense	669	591
Accrued other expenses and other current liabilities	411	700
Short-term lease liabilities	494	485
Credit facility	6,884	5,854
Notes payable-current portion	279	277
Deferred revenue	1,029	1,022
Total current liabilities	25,409	22,970

Notes payable, net of current portion	258	329
Long-term lease liabilities	1,657	1,785
Deferred revenue	4,427	3,613
Total liabilities	31,751	28,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 50,000,000 authorized shares; 18,448,587 and 18,434,697 issued and 16,998,187 and 16,984,297 outstanding shares at March 31, 2023 and December 31, 2022, respectively	11,069	11,061
Additional paid-in capital	36,589	36,455
Accumulated deficit	(23,249)	(21,979)
Treasury stock, at cost, 1,450,400 shares at March 31, 2023, and December 31, 2022, respectively	(5,402)	(5,402)
Total stockholders’ equity	19,007	20,135
Total liabilities and stockholders’ equity	$50,758	$48,832

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Sales, net	$18,721	$6,585
Expenses
Cost of products	13,826	5,113
Selling, general and administrative	5,882	4,916
Total operating expenses	19,708	10,029

Operating loss	(987)	(3,444)

Other (expense) income:
Net interest (expense)	(144)	(15)
Loss on investments	(113)	(496)
Other (expense)	(26)	19
Total other (expense), net	(283)	(492)

Loss before income taxes	(1,270)	(3,936)
Provision for income tax (expense)	—	—

Net loss	$(1,270)	$(3,936)

Net loss per share-basic and diluted:	$(0.07)	$(0.23)
Weighted average shares outstanding-basic and diluted:	16,984,745	16,848,777

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities
Net loss	$(1,270)	$(3,936)
Adjustments to reconcile net loss net cash provided by (used in) operating activities:
Inventories allowances	(86)	48
Depreciation and amortization	378	342
Share-based compensation expense-stock options	58	85
Share-based compensation expense-restricted stock units	69	70
Loss on investments	113	496
Changes in operating assets and liabilities:
Trade accounts receivable	(174)	3,466
Inventories	(637)	(4,161)
Prepaid expenses and other current assets	152	(904)
Other assets	(244)	1
ROU assets and lease liabilities	(12)	(8)
Accounts payable	1,172	1,371
Accrued compensation and related taxes	430	351
Accrued warranty expense	78	(21)
Deferred revenue	820	(108)
Accrued other expenses and other current liabilities	(289)	(387)
Net cash provided by (used in) operating activities	558	(3,295)

Investing activities
Purchases of property, plant, and equipment	(592)	(345)
Net cash used in investing activities	(592)	(345)

Financing activities
Proceeds from common stock issuance	15	—
Cash dividends paid	—	(505)
Proceeds from the credit facility and notes payable	20,809	—
Repayment of the credit facility and notes payable	(19,885)	(78)
Net cash provided by (used in) financing activities	939	(583)

Net change in cash and cash equivalents	905	(4,223)
Cash and cash equivalents, beginning of period	1,918	10,580
Cash and cash equivalents, end of period	$2,823	$6,357

Supplemental disclosure
Cash paid for interest	$154	$15
Non-cash financing activity
Common stock issued under restricted stock units	$31	$40

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited. The condensed consolidated balance sheet at December 31, 2022, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.  The results of operations for the three months ended March 31, 2023, and 2022, are not necessarily indicative of the operating results for a full year.

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

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20% to 50%), the Company’s investment is accounted for under the equity method of accounting. If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected or at cost.

Through September 30, 2022, the Company was the sole limited partner in FGI 1347 Holdings, LP (“1347 LP”), a consolidated VIE.  As disclosed in Note 6, the Company ceased to be the limited partner of 1347 LP as of September 30, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of March 31, 2023, and December 31, 2022, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Prior to September 14, 2022, the Company held an investment in the common stock of FG Financial Group, Inc. (“FGF”), which investment was held by the Company in 1347 LP.  The Company used observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing its investment in FGF.

Effective September 14, 2022, the Company has an investment in Series B common membership interests of FG Financial Holdings, LLC (“FG Holdings”). As further discussed in Note 6, the Company records the investment according to guidance provided by ASC 820 “Fair Value Measurement”, as the Company does not have a controlling financial interest in, nor exerts significant influence over the activities of FG Holdings. The investment in Series B common membership interests of FG Holdings is reported using net asset value (“NAV”) of interests held by the Company at period-end.  The NAV is calculated using the observable fair value of the underlying stock of FGF held by FG Holdings, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in operating agreement of FG Holdings.  The NAV is used as a practical expedient and has not been classified within the fair value hierarchy.

Liquidity

The Company incurred operating losses during 2023 and 2022 and reported negative cash flows from operations during 2022. The Company’s operating results have been negatively impacted by the worldwide shortages of materials, in particular semiconductors and integrated circuits, extended lead times, and increased costs and inventory levels for certain components.

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”), providing for a one-year Line of Credit with total maximum funding up to $15 million (the “Line of Credit”). The Company used funds obtained from the Line of Credit to replace the JPMC Credit Agreement (see Note 11).

Management believes that cash and cash equivalents currently available, combined with anticipated cash to be generated from operations, and borrowing ability are sufficient to meet the Company’s working capital requirements in the foreseeable future. The Company generally relies on cash from operations, commercial debt, and equity offerings to the extent available, to satisfy its liquidity needs and to meet its payment obligations The Company may engage in public or private offerings of equity or debt securities to maintain or increase its liquidity and capital resources. However, financial and economic conditions, including those resulting from the current inflationary environment, COVID-19 pandemic and current geopolitical tension, could impact our ability to raise capital or debt financing, if needed, on acceptable terms or at all.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have a material impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2. Significant Events and Transactions

On January 31, 2023 the Company entered into a sales agreement (the “Sales Agreement”) with ThinkEquity LLC (“ThinkEquity” or the “Sales Agent”), relating to the sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,225,352 shares of our common stock from time to time up to an aggregate offering price of $15,000,000 through or to the Sales Agent, acting as sales agent or principal. The Company intends to use the net proceeds from the offering primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $10,840 and $10,666 at March 31, 2023, and December 31, 2022, respectively.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	March 31, 2023	December 31, 2022
Finished goods	$3,355	$2,965
Work in process	8,220	7,313
Raw materials	11,254	11,827
	$22,829	$22,105

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,161 at March 31, 2023, compared with approximately $1,247 at December 31, 2022.

5. Income Taxes

The Company has recorded no tax expense or benefit for the three months ended March 31,2023 and 2022.

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

As of March 31, 2023, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $3,474 and $3,356 as of March 31, 2023 and December 31, 2022, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2023.

6. Investments

Through September 30, 2022, the Company was the sole limited partner of FGI 1347 Holdings’ LP (“1347 LP”).  1347 LP was established for the purpose of investing in securities, and its sole asset was shares of common stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”).  These shares were purchased in March and May 2018 for approximately $3,741.

On September 14, 2022, FG contributed all of the outstanding shares of common stock of FGF (including those shares held by 1347 LP) to FG Holdings, with an approximate value of $945, based on the published price of FGF stock at the time of contribution, in exchange for Series B common membership interests of FG Holdings, with an equivalent value.

The investment in the Series B common membership interests of FG Holdings is measured using the NAV practical expedient in accordance with ASC 820 Fair Value Measurement and has not been classified within the fair value hierarchy.  FG Holdings invests in the common and preferred stock of FGF.  FG Holdings’ structure provides for Series A preferred interests, which accrue a return of eight percent per annum and receive 20% of positive profits with respect to the total return in the capital provided by the holders of Series A preferred membership interests.  The Series B common membership interests receive cumulative distributions equal to the aggregate capital contributions by the Series B common membership interest equal to the total return on capital provided by the Series B common membership interests. Series B common membership interests also receive an additional return equal to 1.5 times the Series A of positive profits described above. There is no defined redemption frequency, and the Company cannot redeem or transfer its investment without the prior written consent of FG Holdings’ managers, who are FG affiliates.  Distributions may be made to members at such times and amounts as determined by the managers, and shall be based on the most recent NAV. The Company does not have any unfunded commitments related to this investment.

As of March 31, 2023, the members and affiliates of FG Holdings beneficially owned in the aggregate 5,619,111 shares of FGF’s common stock, representing approximately 60.3% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of Ballantyne Strong, Inc., a manager and majority Series B member in FG Holdings. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7. Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three months ended March 31, 2023, and 2022, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2022	18,434,697	$11,061	$36,455	$(21,979)	$(5,402)	$20,135
Common stock issued	4,290	2	13	—	—	15
Common stock issued under restricted stock units	9,600	6	(6)	—	—	—
Share-based compensation expense-stock options	—	—	58	—	—	58
Share-based compensation expense-restricted stock units	—	—	69	—	—	69
Net loss	—	—	—	(1,270)	—	(1,270)
Balance at March 31, 2023	18,448,587	$11,069	$36,589	$(23,249)	$(5,402)	$19,007

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2021	18,298,999	$10,979	$35,862	$(8,821)	$(5,402)	$32,618
Common stock issued under restricted stock units	16,000	10	(10)	—	—	—
Share-based compensation expense-stock options	—	—	85	—	—	85
Share-based compensation expense-restricted stock units	—	—	70	—	—	70
Net loss	—	—	—	(3,936)	—	(3,936)
Balance at March 31, 2022	18,314,999	$10,989	$36,007	$(12,757)	$(5,402)	$28,837

8. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss for basic and diluted earnings per share	$(1,270)	$(3,936)
Denominator for basic loss per share weighted average shares	16,984,745	16,848,777
Effect of dilutive securities:
Options and restricted stock units	—	—
Denominator for diluted loss per share weighted average shares	16,984,745	16,848,777
Basic and diluted loss per share	$(0.07)	$(0.23)

Approximately 991,500 stock options and 205,644 restricted stock units for the three months ended March 31, 2023, and 909,000 stock options and 137,055 restricted stock units for the three months ended March 31, 2022, were excluded from the calculation because they were anti-dilutive.

9. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has an employee and non-employee director share-based incentive compensation plan.  Related to these programs, the Company recorded non-cash share-based employee compensation expense of $58 for the three ended March 31, 2023, compared with $85, for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan.  The non-cash share-based employee compensation expense recorded in the three  months ended March 31, 2023, was calculated using certain assumptions.  Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2023, is presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
As of January 1, 2023
Outstanding	1,001,500	3.10	7.87	1.13	460,925
Vested	434,233	3.57	6.73	1.31	101,090
Nonvested	567,267	2.74	8.74	0.99	359,835

Period activity
Issued	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	10,000	2.23	—	1.40	—

As of March 31, 2023
Outstanding	991,500	3.10	7.70	1.13	190,525
Vested	515,066	3.44	6.91	1.25	64,926
Nonvested	476,434	2.74	8.56	0.99	125,599

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $69 for the three months ended March 31, 2023, compared with $70 for the same period last year.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at January 1, 2023	205,644	$2.64
Granted	---	-
Vested and issued	---	-
Cancelled/forfeited	---	-
Unvested at March 31, 2023	205,644	$2.64

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of March 31, 2023.

Covid 19 and Geopolitical Tension

The COVID-19 pandemic continues to evolve, impacting the global economy, causing market instability and uncertainty in the labor market. The full extent of the impact of the COVID-19 pandemic will depend on the impact of inflation related to supply chain and labor costs, interest rates, monetary policy and geopolitical tension.

Purchase Commitments

As of March 31, 2023, the Company had purchase commitments for inventory totaling approximately $15,533.

Significant Customers

Sales to United States government agencies represented approximately $8,644 (46.2%) of the Company’s net total sales for the three months ended March 31, 2023, compared with approximately $1,650 (25.1%) for the same period last year. Accounts receivable from agencies of the United States government were $3,412 as of March 31,2023 compared with approximately $1,314 at the same date last year.

11. Debt

Credit Facilities

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an accounts receivable financing arrangement via an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”).  On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the agreement to, among other things, provide a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance.   The IPSA, which provides for a one-year line of credit with a maximum capacity of up to $15 million (the “Line of Credit”), is scheduled to be renewed in November 2023, unless canceled by the mutual consent of the parties. The Line of Credit bears an interest rate of Prime plus 1.85%. The effective borrowing rate under the IPSA was 9.85% as of March 31, 2023.   Interest and related servicing fees for the three months ended March 31, 2023, were approximately $0.2 million. Under the arrangement, the Company may transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash.  Generally, at the transfer date, the Company may receive cash equal to approximately 85% of the value of the transferred receivables.  The Company accounts for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable.

The Company used approximately $4.5 million  of IPSA funding to repay the outstanding balance of the credit facility with JP Morgan Chase Bank, N.A., which subsequently expired on January 31, 2023.

 During the three months ended March 31, 2023, the Company transferred receivables having an aggregate face value of $24.0 million to the conduit in exchange for proceeds of $20.8 million, of which $19.9 million was funded by re-invested collections. There were no losses incurred on these transfers during the three months ended March 31, 2023.  The IPSA matures on November 22, 2023.

 At March 31, 2023, the outstanding borrowings under this credit facility were approximately $7.0 million and the outstanding principal amount of receivables transferred under this facility amounted to $7.2 million.

Notes Payable

 On April 6, 2021, BK Technologies, Inc., a wholly owned subsidiary of the Company, and JPMC, as a lender, entered into a Master Loan Agreement in the amount of $743 to finance various items of manufacturing equipment (the “JPMC Credit Agreement”). The Company used funds obtained from the Line of Credit to replace the JPMC Credit Agreement.

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

The following table summarizes the notes payable principal repayments subsequent to March 31, 2023:

March 31, 2023
Remaining nine months of 2023	$208
2024	263
2025	66
Thereafter	—
Total payments	$537

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

Lease costs consisted of the following:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$136	$136
Short-term lease cost	—	—
Variable lease cost	33	33
Total lease cost	$169	$169

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$148	$143
Operating cash flows (liability reduction)	$118	$108

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Other information related to operating leases was as follows:

March 31, 2023
Weighted average remaining lease term (in years)	3.98
Weighted average discount rate	5.50%

Maturity of lease liabilities as of March 31, 2023, were as follows:

March 31, 2023
Remaining nine months of 2023	$447
2024	608
2025	618
2026	479
2027	242
Thereafter	—
Total payments	2,394
Less: imputed interest	(243)
Total present value of lease liability	$2,151

13. Subsequent events

On March 23, 2023, the Company’s Board of Directors approved a one (1)-for-five (5) reverse stock split of the Company’s authorized and outstanding shares of common stock, par value $0.60 per share (the “Common Stock”, (the “Reverse Stock Split”).  The Reverse Stock Split is being effected because the Company believes that the anticipated increase in the market price of the Common Stock resulting from the Reverse Stock Split will benefit the Company and its stockholders. The Reverse Stock Split will become effective on April 21, 2023, at 5:00 p.m., Eastern Time. The Common Stock should begin trading on a split-adjusted basis at the commencement of trading on April 24, 2023, under the Company’s existing trading symbol, “BKTI.”  Due to the effective date of April 21, 2023, the condensed consolidated financial statements have not been adjusted for the effect of the stock split.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our SaaS and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated SaaS products, and our new multiband radio product and other related products in the planned new BKR Series product line; competition in the LMR industry; general economic and business conditions, including federal, state and local government budget deficits and spending limitations and any impact from a prolonged shutdown of the U.S. Government; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contacts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; rising health care costs; our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies; our inventory and debt levels; protection of our intellectual property rights; fluctuation in our operating results and stock price; acts of war or terrorism, natural disasters and other catastrophic events; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems; availability of adequate insurance coverage; maintenance of our NYSE American listing; risks related to being a holding company; and the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

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

                The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.

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

 Generally, BK Technologies-branded products serve the government markets, including but not limited to, emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature rich, Project 25-compliant radio at a lower cost relative to comparable offerings.

The SaaS business unit focuses on delivering innovative, public safety smartphone applications that operate ubiquitously over public cellular networks. Our BKRplay branded smartphone application will offer multiple services that make first responders safer and more efficient. When tethered to our radios, the combined solution will offer a unique capability which increases the sales reach of our radios.

 We were incorporated under the laws of the State of Nevada on October 24, 1997. We are the corporation resulting from the reincorporation merger of our predecessor, Adage, Inc., a Pennsylvania corporation, which reincorporated from Pennsylvania to Nevada effective as of January 30, 1998. Effective on June 4, 2018, we changed our corporate name from “RELM Wireless Corporation” to “BK Technologies, Inc.”

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904 and our telephone number is (321) 984-1414.

Customer demand and orders for our products were strong during 2022. Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders during 2022. Consequently, approximately 13,000 radio units were carried in backlog as of December 31, 2022, and we fulfilled approximately 66% of these radio units during the first quarter of 2023.

Our backlog of unshipped customer orders was approximately $22.9 million and $27.0 million as of March 31, 2023, and December 31, 2022, respectively.  Changes in the backlog are attributed primarily to the timing of orders and their fulfillment.

For the three months ended March 31, 2023, sales grew approximately 184.3% to approximately $18.7 million, compared with $6.6 million for the prior year period. The growth was attributed primarily to the BKR 5000 product and the fulfillment of the 2022 backlog described above. Gross profit margins as a percentage of sales for the three months ended March 31, 2023, were 26.1%, compared with 22.4% for the same period of the prior year, generally reflecting improvement in material, component and freight costs. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023, totaled approximately $5.9 million (31.4% of sales), compared with $4.9 million (74.7% of sales) last year. We recognized an operating loss for the three months ended March 31, 2023, of approximately $1.0 million, compared with an operating loss of approximately $3.4 million for the same period for the prior year.

For the three months ended March 31, 2023, we recognized other expenses, net totaling approximately $0.3 million, primarily attributed to interest expense on our Line of Credit and net unrealized losses from our investment in FG Financial Group, Inc. This compares with other expenses, net totaling $0.5 million for the same period last year, which was also primarily related to an unrealized loss from the investment in FG Financial Group, Inc.

For the three months ended March 31, 2023, the pretax loss totaled approximately $1.3 million, compared with pretax loss of approximately $3.9 million for same period of the prior year.

We recognized no tax expense for the three months ended March 31, 2023, and for the same period of the prior year.

The net loss for the three months ended March 31, 2023, totaled approximately $1.3 million ($0.07 per basic and diluted share), compared with net loss of approximately $3.9 million ($0.23 per basic and diluted share) for the same period last year. The primary factor for the improvement for the three months ended March 31, 2023, compared to the same period last year was due to production issues experienced last year related to electronic component shortages from supply chain disruptions.

As of March 31, 2023, working capital totaled approximately $12.5 million, of which $13.6 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $13.2 million at 2022 year-end, which included $12.5 million of cash, cash equivalents and trade receivables.

Available Information

Our Internet website address is www.bktechnologies.com. We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor Relations.”  The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department by submitting a written request to bktechnologies@imsinvestorrelations.com or calling (203) 972-9200. Additional information regarding our investor relations department can be found on our website. All reports that the Company files with or furnishes to the SEC are also available free of charge via the SEC’s website at http://www.sec.gov.

Impact of COVID-19 Pandemic and Supply Chain

 We received record customer orders of approximately $70 million in 2022. Worldwide shortages of materials, particularly semiconductors and integrated circuits, resulting in part from the impact of COVID-19 have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders in 2022, we have experienced some delays and longer delivery times within our supply chain.  While the progression and duration of these shortages is not known with certainty, they may last for several quarters or years.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.  Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

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

First Quarter Summary

Customer demand and orders for our products continued to be strong during the three months ended March 31, 2023.  Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all of the orders that we received in 2022.  Consequently, we had approximately 13,000 radio units that were carried in backlog as of December 31, 2022, and we fulfilled approximately 66% of these radio units during the three months ended March 31, 2023.

Overall, our revenues for the three months ended March 31, 2023, increased significantly compared with the same period of last year.  For the first quarter 2023, sales increased 184.3% to approximately $18.7 million, compared with approximately $6.6 million of sales for the first quarter last year.  Gross profit margin as a percentage of sales for the first quarter of 2023 was approximately 26.1%, compared with 22.4% for the same period of last year, generally reflecting improvements in supply chain material costs and freight, and increased production volumes compared to the first quarter last year.  Selling, general and administrative (“SG&A”) expenses for the first quarter of 2023 totaled approximately $5.9 million, which was 19.7% higher than the SG&A expenses of approximately $4.9 million for the first quarter last year.  The increase in SG&A expenses is attributed primarily to sales staffing and strategic and marketing initiatives.  These factors yielded an operating loss of approximately $1.0 million for the three-month period ended March 31, 2023, compared with an operating loss of approximately $3.4 million for the same quarter last year, which improved primarily due to reduced supply chain material challenges compared to the same period last year.

For the first quarter of 2023, we recognized a net unrealized loss totaling approximately $0.1 million on our investment in FG Financial Group, Inc. made through FG Holdings, LLC.  This compares with an unrealized loss of approximately $0.5 million on the investment in FG Financial Group, Inc. made through FG 1347 Holdings, LP, for the first quarter of last year.

Net loss for the three months ended March 31, 2023, was approximately $1.3 million ($0.07 per basic and diluted share), compared with a net loss of approximately $3.9 million ($0.23 per basic and diluted share) for the same quarter last year.

As of March 31, 2023, working capital totaled approximately $12.5 million, of which approximately $13.6 million was comprised of cash, cash equivalents and trade receivables.  As of December 31, 2022, working capital totaled approximately $13.2 million, of which approximately $12.5 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2023	March 31, 2022
Sales	100.0%	100.0%
Cost of products	(73.9)	(77.6)
Gross margin	26.1	22.4
Selling, general and administrative expenses	(31.4)	(74.7)
Other (expense) income	(1.5)	(7.5)
(Loss) income before income taxes	(6.8)	(59.8)
Income tax (expense) benefit	(0.0)	(0.0)
Net (loss) income	(6.8)	(59.8)

Net Sales

For the first quarter ended March 31, 2023, net sales increased 184.3% to approximately $18.7 million, compared with approximately $6.6 million for the same quarter last year.

Customer demand and orders for our products continued to be strong, reflecting the acceptance by the marketplace for our BKR 5000 product.  We were able to fulfill approximately 66% of the radio units in backlog as of December 31, 2022, during the first quarter of this year.  The supply chain issues experienced in 2022 have improved significantly, but the precise impact on sales and shipments for the remainder of 2023 cannot be quantified, hence we anticipate maintaining an elevated level of inventory.

Sales for the three months ended March 31, 2023, were attributed primarily to the backlog carried over from 2022 (described above) to certain state and local public safety opportunities, as well as federal wildland fire related agencies.  From a product perspective, the primary contributor to orders and shipments during the first quarter was our BKR 5000 portable radio and related accessories.  The BKR Series is envisioned as a comprehensive line of new products, which will include new models in coming quarters.  The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts on our supply chain as a result of various electronic component suppliers. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products.  However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

While the potential impacts of material shortages, lead-times, the COVID-19 pandemic, the current inflationary environment and ongoing geopolitical conflict and related sanctions in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2023, were approximately 26.1% compared with 22.4% for the same quarter last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the quarter ended March 31, 2023, increased compared with the same period last year, primarily due to improvement in production volumes related to supply shortages, material costs, including electronic components, and to a lesser degree, easing of escalated freight costs.

During recent quarters, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies, which in turn, extended lead times and resulted in higher costs for certain components used in our products.  Accordingly, we have experienced delivery delays and increased costs within our supply chain.  While the progression and duration of these shortages is not known with certainty, we are monitoring a number of critical components for product cost improvement, but the shortages may last for several quarters for a small number of components.  The impact on our operations of such shortages and increased product costs is uncertain, but could potentially impact our future sales, gross profit margins, manufacturing, operations and financial results.  We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs.  While we anticipate continuing to do so in the future, we have increased and are continuing to increase our utilization of U.S.-based resources, which provides greater security and control over our production.  We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. However, we may encounter new product cost and competitive pricing pressures in the future and the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the first quarter ended March 31, 2023, totaled approximately $5.9 million (31.4% of sales), compared with approximately $4.9 million (74.7% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter of 2023 totaled approximately $2.4 million (12.9% of sales), compared with approximately $2.3 million (35.1% of sales) for the same quarter of last year. The increase in engineering expenses is attributed primarily to ongoing product design and development activities, particularly prototyping, for the new BKR series radios.  Most of these activities are being performed by our internal engineering team and are their primary focus, combined with sustaining engineering support of our existing products.  The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and certain component lead times in coming months and quarters.

Marketing and selling expenses for the first quarter of 2023 totaled approximately $1.5 million (8.2% of sales), compared with approximately $1.0 million (14.8% of sales) for the first quarter last year.  The increase for the three-month period ended March 31, 2023, is primarily attributable to increases in activities in support of anticipated sales growth from new products and customers.

Other general and administrative expenses for the first quarter 2023 totaled approximately $1.9 million (10.3% of sales), compared with approximately $1.6 million (24.8% of sales) for the same quarter last year.   The increase in general and administrative expenses for the three months ending March 31, 2023, is attributed primarily to corporate and headquarters staffing in support of strategic initiatives.

Operating Loss

The operating loss for the first quarter ended March 31, 2023, totaled approximately $1.0 million (5.3% of sales), compared with approximately $3.4 million (52.3% of sales) for last year’s first quarter.  The operating loss for the quarter ended March 31, 2023, is attributed to lower gross profit margins related to operating costs and somewhat to increased strategic initiative costs.

Other (Expense) Income

We recorded net interest expense of approximately $144,000 for the first quarter ended March 31, 2023, compared with approximately $15,000 for the first quarter of last year. Net interest expense was primarily the result our Line of Credit and equipment financing.

For the first quarter ended March 31, 2023, we recognized an unrealized loss of approximately $0.1 million on our investment in FG Holdings, compared with an unrealized loss of approximately $0.5 million in FG Financial Group, Inc. made through FG 1347 Holdings, LP for the first quarter last year.

Income Taxes

We recorded no tax expense or benefit for the quarter ended March 31, 2023, compared with no income tax provision for the first quarter last year.

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

As of March 31, 2023, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets.  Accordingly, we established a valuation allowance of $3.4 million as of both March 31, 2023 and December 31, 2022.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2023.

Liquidity and Capital Resources

For the three months ended March 31, 2023, net cash provided by operating activities totaled approximately $0.6 million, compared with cash used by operating activities of approximately $3.3 million for the same period last year.  Cash provided by operating activities for the three months ended March 31, 2023, was primarily related to a net loss which was offset by increased accounts payable and deferred revenues.

For the first quarter of 2023, we had a net loss of approximately $1.3 million, compared with a net loss of approximately $3.9 million for the same quarter last year.  Gross inventories increased during the quarter ended March 31, 2023, by approximately $0.6 million compared with approximately $4.2 million for the same quarter last year.  Accounts payable for the quarter ended March 31, 2023, increased approximately $1.2 million, compared with an increase of approximately $1.4 million for last year’s first quarter, primarily due to increased material and component purchases related to the increased production volumes for 2023 and to delays and shortages within our supply chain for the same period of 2022. The increases for both inventories and accounts payable were attributed primarily to material and component availability combined with extended supplier lead times and planned new product introductions. Accounts receivable increased approximately $0.2 million during the first quarter ended March 31, 2023, compared with a decrease of approximately $3.5 million for last year’s first quarter.  The increase was primarily due to higher sales in 2023 and customer collections combined with decreased sales during the first quarter of 2022.   Prepaid expenses decreased during the first quarter by approximately $0.2 million compared with an increase of $0.9 million for last year’s first quarter.  The increases in prepaid expenses for the first quarter last year were attributed primarily to supply chain material availability combined with extended supplier lead times.  Depreciation and amortization totaled approximately $0.4 million for the first quarter ended March 31, 2023, compared with approximately $0.3 million for last year’s first quarter.  Depreciation and amortization are primarily related to manufacturing and engineering equipment.  The unrealized loss on securities for the first quarter ended March 31, 2023, totaled approximately $0.1 million, compared with an unrealized loss of approximately $0.5 million for the first quarter last year.  For additional information pertaining to our investment in securities, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 6 (Investments) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the quarter ended March 31, 2023, totaled approximately $0.6 million, compared with approximately $0.3 million for last year’s first quarter.  The cash used for both periods was attributed primarily to the purchase of engineering and manufacturing related equipment.

For the quarter ended March 31, 2023, cash of approximately $0.9 million was provided by financing activities, compared with cash used in financing activities of approximately $0.6 million for last year’s first quarter.  During the first quarter of 2023 we received cash of approximately $20.8 million from debt, net of repayments totaling approximately $19.9 million, while for last year’s first quarter, we paid a quarterly dividend of approximately $0.5 million and repayment of debt of $0.1 million.

Our cash and cash equivalents balance on March 31, 2023, was approximately $2.8 million.  We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our ISPA Agreement, are sufficient to meet our working capital requirements for the foreseeable future.  We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, which could be impacted by the current inflationary environment, COVID-19 pandemic and current geopolitical tension, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

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

There were no changes to our critical accounting policies during the three months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.  The Risk Factors set forth in the 2022 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2022 Form 10-K, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

                On December 21, 2021, the Company announced that the Board has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the first quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs

January 1–31, 2023	—	—	—	$5,000,000
February 1–28, 2023	—	—	—	$5,000,000
March 1–31, 2023	—	—	—	$5,000,000

Quarter Ended March 31, 2023	—	$—	—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.3	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.4	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1	Sales Agreement, dated January 31, 2023, by and between the Company and ThinkEquity LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 31, 2023)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 4, 2023	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 4, 2023	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

