Form 10-Q
period 2023-06-30
BK Technologies Corp
filed 2023-08-10
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not Applicable

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

There were 3,404,218 shares of common stock, $0.60 par value, of the registrant outstanding at July 31, 2023.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,688	$1,918
Trade accounts receivable, net	9,189	10,616
Inventories, net	22,911	22,105
Prepaid expenses and other current assets	1,382	1,578
Total current assets	36,170	36,217

Property, plant and equipment, net	5,025	4,884
Right-of-use (ROU) assets	1,777	1,991
Investments	992	1,481
Deferred tax assets, net	4,116	4,116
Other assets	379	143
Total assets	$48,459	$48,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,549	$12,898
Accrued compensation and related taxes	1,572	1,143
Accrued warranty expense	730	591
Accrued other expenses and other current liabilities	786	700
Short-term lease liabilities	503	485
Credit facility	6,516	5,854
Notes payable-current portion	93	277
Deferred revenue	1,055	1,022
Total current liabilities	23,804	22,970

Notes payable, net of current portion	24	329
Long-term lease liabilities	1,529	1,785
Deferred revenue	5,276	3,613
Total liabilities	30,633	28,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 3,694,298 and 3,686,939 issued and 3,404,218 and 3,396,859 outstanding shares at June 30, 2023 and December 31, 2022, respectively	2,217	2,212
Additional paid-in capital	45,600	45,304
Accumulated deficit	(24,589)	(21,979)
Treasury stock, at cost, 290,080 shares at June 30, 2023, and December 31, 2022, respectively	(5,402)	(5,402)
Total stockholders’ equity	17,826	20,135
Total liabilities and stockholders’ equity	$48,459	$48,832

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales, net	$18,996	$12,111	$37,717	$18,696
Expenses
Cost of products	13,792	10,386	27,619	15,499
Selling, general and administrative	5,988	5,405	11,869	10,321
Total operating expenses	19,780	15,791	39,488	25,820

Operating loss	(784)	(3,680)	(1,771)	(7,124)

Other (expense) income:
Net interest expense	(155)	(24)	(298)	(39)
Loss on investments	(376)	(602)	(489)	(1,098)
Other expense	(25)	(28)	(52)	(9)
Total other (expense) income	(556)	(654)	(839)	(1,146)

Loss before income taxes	(1,340)	(4,334)	(2,610)	(8,270)

Provision for income tax	—	—	—	—

Net loss	$(1,340)	$(4,334)	$(2,610)	$(8,270)

Net loss per share-basic and diluted:	$(0.39)	$(1.28)	$(0.77)	$(2.45)
Weighted average shares outstanding-basic and diluted	3,402,280	3,373,656	3,400,624	3,371,717

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities
Net loss	$(2,610)	$(8,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Inventories allowances	(86)	48
Amortization of deferred finance and other assets	76	—
Depreciation and amortization	777	696
Share-based compensation expense-stock options	119	136
Share-based compensation expense-restricted stock units	132	241
Loss on investments	489	1,098
Changes in operating assets and liabilities:
Trade accounts receivable	1,427	1,710
Inventories	(719)	(5,568)
Prepaid expenses and other current assets	195	352
Other assets	(236)	(39)
ROU assets and lease liabilities	(24)	(17)
Accounts payable	(349)	3,921
Accrued compensation and related taxes	429	682
Accrued warranty expense	139	18
Deferred revenue	1,696	206
Accrued other expenses and other current liabilities	86	(521)
Net cash provided by (used in) operating activities	1,541	(5,307)

Investing activities
Purchases of property, plant, and equipment	(918)	(714)
Net cash used in investing activities	(918)	(714)

Financing activities
Proceeds from common stock issuance	50	—
Cash dividends paid	—	(1,011)
Proceeds from the credit facility and notes payable	40,660	2,488
Repayment of the credit facility and notes payable	(40,563)	(132)
Net cash provided by financing activities	147	1,345

Net change in cash and cash equivalents	770	(4,676)
Cash and cash equivalents, beginning of period	1,918	10,580
Cash and cash equivalents, end of period	$2,688	$5,904

Supplemental disclosure
Cash paid for interest	$332	$43
Non-cash financing activity
Common stock issued under restricted stock units	$57	$178

See notes to condensed consolidated financial statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2023 and 2022

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2023 and 2022, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited. The condensed consolidated balance sheet at December 31, 2022, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.  The results of operations for the three and six months ended June 30, 2023, and 2022, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of June 30, 2023, and December 31, 2022, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

Management believes that cash and cash equivalents currently available, combined with anticipated cash to be generated from operations, and borrowing ability are sufficient to meet the Company’s working capital requirements in the foreseeable future. The Company generally relies on cash from operations, commercial debt, and equity offerings to the extent available, to satisfy its liquidity needs and to meet its payment obligations The Company may engage in public or private offerings of equity or debt securities to maintain or increase its liquidity and capital resources. However, financial and economic conditions, including those resulting from the current inflationary environment and current geopolitical tension, could impact our ability to raise capital or debt financing, if needed, on acceptable terms or at all.

Reverse Stock Split

On March 23, 2023, the board of directors (the “Board”) of the Company approved a one (1)-for-five (5) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), and on April 4, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to its Articles of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on April 21, 2023.

 The Company executed the one (1) for five (5) reverse stock split of its issued and outstanding common stock, par value $0.60 per share.  Shares of common stock underlying outstanding stock options and restricted stock units were proportionately reduced, and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities.  Accordingly, all shares and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have a material impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2. Significant Events and Transactions

On January 31, 2023 the Company entered into a sales agreement (the “Sales Agreement”) with ThinkEquity LLC (“ThinkEquity” or the “Sales Agent”), relating to the sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock from time to time up to an aggregate offering price of $15,000,000 through or to the Sales Agent, acting as sales agent or principal. After adjusting for the Reverse Stock Split, the number of shares issuable under the terms of the Sales Agreement is 845,070 shares of our common stock.  The Company intends to use the net proceeds from the offering primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.

3. Allowance for Doubtful Accounts

The allowance for doubtful accounts on trade receivables was approximately $50 on gross trade receivables of $9,239 and $10,666 at June 30, 2023, and December 31, 2022, respectively.  This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected of the Company’s gross trade receivables.

4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	June 30, 2023	December 31, 2022
Finished goods	$4,795	$2,965
Work in process	7,556	7,313
Raw materials	10,560	11,827
	$22,911	$22,105

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,161 at June 30, 2023, compared with approximately $1,247 at December 31, 2022.

5. Income Taxes

The Company has recorded no tax expense or benefit for the three and six months ended June 30, 2023, and 2022.

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

As of June 30, 2023, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $4,134 and $3,356 as of June 30, 2023 and December 31, 2022, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2023.

6. Investments

Through September 30, 2022, the Company was the sole limited partner of FGI 1347 Holdings’ LP (“1347 LP”). Affiliates of Fundamental Global GP, LLC, (“FG”), a significant stockholder of the Company, served as the general partner and investment manager of 1347 LP. 1347 LP was established for the purpose of investing in securities, and its sole asset was shares of common stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”).  These shares were purchased in March and May 2018 for approximately $3,741.

On September 14, 2022, FG contributed all of the shares of common stock of FGF held by 1347 LP to FG Holdings, with an approximate value of $945, based on the published price of FGF stock at the time of contribution, in exchange for Series B common membership interests of FG Holdings, with an equivalent value.

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

As of June 30, 2023, the members and affiliates of FG Holdings beneficially owned in the aggregate 5,666,111 shares of FGF’s common stock, representing approximately 55% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, Chairman of the Company’s Board of Directors, is Chief Executive Officer, Co-Founder and Partner of FG and serves as Chairman of the Board of Directors of FG Group Holdings Inc., a manager and majority Series B member in FG Holdings. Mr. Cerminara also serves as Chairman of the Board of Directors of FGF.

7. Stockholders’ Equity

Effective on April 21, 2023, the Company filed a Certificate of Change to the Articles of Incorporation to effect the Reverse Stock Split (see Note 1). All share and per share information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split. As of July 31, 2023, there were 3,694,298 shares of common stock issued and 3,404,218 outstanding, and no shares of preferred stock outstanding.

The changes in condensed consolidated stockholders’ equity for the three and six months ended June 30, 2023, and 2022, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2022	3,686,939	$2,212	$45,304	$(21,979)	$(5,402)	$20,135
Common stock issued	858	1	14	—	—	15
Common stock issued under restricted stock units	1,920	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	58	—	—	58
Share-based compensation expense-restricted stock units	—	—	69	—	—	69
Net loss	—	—	—	(1,270)	—	(1,270)
Balance at March 31, 2023	3,689,717	2,214	45,444	(23,249)	(5,402)	19,007
Common stock issue	2,661	2	33	—	—	35
Common stock issued under restricted stock units	1,920	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	61	—	—	61
Share-based compensation expense-restricted stock units	—	—	63	—	—	63
Net loss	—	—	—	(1,340)	—	(1,340)
Balance at June 30, 2023	3,694,298	$2,217	$45,600	$(24,589)	$(5,402)	17,826

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2021	3,659,800	$2,196	$44,645	$(8,821)	$(5,402)	$(32,618)
Common stock issued under restricted stock units	3,200	2	(2)	—	—	—
Share-based compensation expense-stock options	—	—	85	—	—	85
Share-based compensation expense-restricted stock units	—	—	70	—	—	70
Net loss	—	—	—	(3,936)	—	(3,936)
Balance at March 31, 2022	3,663,000	2,198	44,798	(12,757)	(5,402)	28,837
Common stock issued under restricted stock units	10,773	6	(6)	—	—	—
Share-based compensation expense-stock options	—	—	51	—	—	51
Share-based compensation expense-restricted stock units	—	—	171	—	—	171
Common stock dividends ($0.03 per share)	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	(4,334)	—	(4,334)
Balance at June 30, 2022	3,673,773	$2,204	$45,014	$(18,105)	$(5,402)	$(23,711)

8. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net loss for basic and diluted earnings per share	$(1,340)	$(4,334)	$(2,610)	$(8,270)
Denominator for basic loss per share weighted average shares	3,402,280	3,373,656	3,400,624	3,371,717
Effect of dilutive securities:
Options and restricted stock units	—	—	—	—
Denominator for diluted loss per share weighted average shares	3,402,280	3,373,656	3,400,624	3,371,717
Basic and diluted loss per share	$(0.39)	$(1.28)	$(0.77)	$(2.45)

Approximately 226,900 stock options and 41,129 restricted stock units for the three and six months ended June 30, 2023, and 181,800 stock options and 27,411 restricted stock units for the three and six months ended June 30, 2022, were excluded from the calculation because they were anti-dilutive.

9. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has an employee and non-employee director share-based incentive compensation plans.  Related to these programs, the Company recorded non-cash share-based employee compensation expense of $61 and $119 for the three and six months ended June 30, 2023, respectively, compared with $51 and $136, for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan.  The non-cash share-based employee compensation expense recorded in the three  months ended June 30, 2023, was calculated using certain assumptions.  Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

A summary of activity under the Company’s stock option plans during the three months ended June 30, 2023, is presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
As of January 1, 2023
Outstanding	200,300	15.48	7.87	5.64	460,925
Vested	86,846	17.83	6.73	6.57	101,090
Nonvested	113,454	13.68	8.74	4.93	359,835

Period activity
Issued	28,600	11.51	—	6.57	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	2,000	11.15	—	7.02	—

As of June 30, 2023
Outstanding	226,900	15.02	7.75	5.75	588,515
Vested	128,973	16.40	7.04	5.93	244,668
Nonvested	97,927	13.19	8.68	5.50	343,847

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $63 and $132 for the three and six months ended June 30, 2023, compared with $171 and $241 for the same periods last year.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at January 1, 2023	41,129	$13.20
Granted	-	-
Vested and issued	-	-
Cancelled/forfeited	-	-
Unvested at June 30, 2023	41,129	$13.20

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of June 30, 2023.

Purchase Commitments

As of June 30, 2023, the Company had purchase commitments for inventory totaling approximately $13,390.

Significant Customers

Sales to United States government agencies represented approximately $8,785 (46.2%) and $17,429 (46.2%) of the Company’s net total sales for the three and six months ended June 30, 2023, respectively, compared with approximately $5,316 (43.9%) and $6,965 (37.3%), for the same periods last year. Accounts receivable from agencies of the United States government were $2,412 as of June 30, 2023, compared with approximately $2,554 at the same date last year.

11. Debt

Credit Facilities

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an accounts receivable financing arrangement via an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”).  On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the agreement to, among other things, provide a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance.   The IPSA, which provides for a one-year line of credit with a maximum capacity of up to $15 million (the “Line of Credit”), is scheduled to be renewed in November 2023, unless canceled by either party, as provided in the agreement. The Line of Credit bears an interest rate of Prime plus 1.85%. The effective borrowing rate under the IPSA was 10.1% as of June 30, 2023.   Interest and related servicing fees for the three months and six months ended June 30, 2023, were approximately $173 and $322, respectively. Under the arrangement, the Company may transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash.  Generally, at the transfer date, the Company may receive cash equal to approximately 85% of the value of the transferred receivables.  The Company accounts for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable.

The Company used approximately $4.5 million  of IPSA funding to repay the outstanding balance of the credit facility with JP Morgan Chase Bank, N.A., which subsequently expired on January 31, 2023.

 During the three and six months ended June 30, 2023, the Company transferred receivables having an aggregate face value of $18.0 and $35.0 million, respectively, to the conduit in exchange for net proceeds of $19.8 and $40.6 million, respectively, of which $20.2 and $40.1 million, respectively, were funded by re-invested collections. There were no losses incurred on these transfers during the three and six months ended June 30, 2023.  The IPSA matures on November 22, 2023.

 At June 30, 2023, the outstanding borrowings under this credit facility were approximately $6.6 million and the outstanding principal amount of receivables transferred under this facility amounted to $7.2 million.

Notes Payable

 On April 6, 2021, BK Technologies, Inc., a wholly owned subsidiary of the Company, and JPMC, as a lender, entered into a Master Loan Agreement in the amount of $743 to finance various items of manufacturing equipment (the “JPMC Credit Agreement”). The Company used funds obtained from the Line of Credit to replace the JPMC Credit Agreement.  This note payable was paid in full on June 27, 2023.

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

The following table summarizes the notes payable principal repayments subsequent to June 30, 2023:

June 30, 2023
Remaining six months of 2023	$46
2024	71
Thereafter	—
Total payments	$117

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

Lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$136	$136	$272	$272
Short-term lease cost	—	—	—	—
Variable lease cost	33	33	66	65
Total lease cost	$169	$169	$338	$337

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$147	$144	$295	$288
Operating cash flows (liability reduction)	$119	$109	$237	$218

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$—

Other information related to operating leases was as follows:

June 30, 2023
Weighted average remaining lease term (in years)	3.74
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2023, were as follows:

June 30, 2023
Remaining six months of 2023	$300
2024	608
2025	618
2026	479
2027	242
Thereafter	—
Total payments	2,247
Less: imputed interest	(215)
Total present value of lease liability	$2,032

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•	changes or advances in technology;

•	the success of our land mobile radio product line;

•	successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated new multiband product and other related products in the planned new BKR Series product line and our SaaS solution;

•	competition in the land mobile radio industry;

•	general economic and business conditions, including federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, and the ongoing effects of inflation, rising interest rates, bank failures, supply-chain constraints, ongoing geopolitical conflicts and related sanctions;

•	the availability, terms and deployment of capital;

•	reliance on contract manufacturers and suppliers;

•	risks associated with fixed-price contracts;

•	heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales;

•	allocations by government agencies among multiple approved suppliers under existing agreements;

•	our ability to comply with U.S. tax laws and utilize deferred tax assets;

•	our ability to attract and retain executive officers, skilled workers and key personnel;

•	our ability to manage our growth;

•	our ability to identify potential candidates and consummate acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

•	the impact of general business conditions, including those resulting from inflation, rising interest rates, bank failures, ongoing geopolitical conflicts and related sanctions, on the companies in which we hold investments;

•	impact of our capital allocation strategy;

•	risks related to maintaining our brand and reputation;

•	impact of government regulation;

•	rising health care costs;

•	our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies, as well as any further impact resulting from inflation, rising interest rates, bank failures, ongoing geopolitical conflicts and related sanctions;

•	our inventory and debt levels;

•	protection of our intellectual property rights;

•	fluctuation in our operating results and stock price;

•	acts of war or terrorism, natural disasters, public health crises, and other catastrophic events;

•	any infringement claims;

•	data security breaches, cyber-attacks and other factors impacting our technology systems;

•	availability of adequate insurance coverage;

•	maintenance of our NYSE American listing;

•	risks related to being a holding company; and

•	the effect on our stock price and ability to raise equity capital through future sales of shares of our common stock.

                Some of these factors and risks have been, and may further be, exacerbated by general economic conditions, including the ongoing military conflict in Ukraine, such as inflationary pressures and disruptions in the global supply chain. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Customer demand and orders for our products were strong during 2022. Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders during 2022. Consequently, approximately 13,000 radio units were carried in backlog as of December 31, 2022, and we fulfilled approximately 76% of these radio units during the first half of 2023.

Our backlog of unshipped customer orders was approximately $24.0 million and $27.0 million as of June 30, 2023, and December 31, 2022, respectively.  Changes in the backlog are attributed primarily to the timing of orders and their fulfillment.

For the three months ended June 30, 2023, sales grew approximately 56.9% to approximately $19.0 million, compared with $12.1 million for the prior year period. The growth was attributed primarily to the BKR 5000 product and the fulfillment of the 2022 backlog described above. Gross profit margins as a percentage of sales for the three months ended June 30, 2023, were 27.4%, compared with 14.2% for the prior year, generally reflecting higher production volumes and improvement in material, component and freight costs. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2023, totaled approximately $6.0 million (31.5% of sales), compared with $5.4 million (44.6% of sales) last year. We recognized an operating loss for the three months ended June 30, 2023, of approximately $0.8 million, compared with an operating loss of approximately $3.7 million for the same period for the prior year.

For the three months ended June 30, 2023, we recognized other expenses, net totaling approximately $0.6 million, primarily attributed to net unrealized losses from our investment in FG Financial Holdings, LLC. and interest expense on our Line of Credit. This compares with other expenses, net totaling $0.7 million for the same period last year, which was also primarily related to an unrealized loss from the investment in FG Financial Group, Inc.

For the three months ended June 30, 2023, the pretax loss totaled approximately $1.3 million, compared with pretax loss of approximately $4.3 million for same period of the prior year.  For the six months ended June 30, 2023, the pretax loss totaled approximately $2.6 million, compared with pretax loss of approximately $8.3 million for same period of the prior year.

We recognized no tax expense for the three and six-month periods ended June 30, 2023, and for the same period of the prior year.

The net loss for the three months ended June 30, 2023, totaled approximately $1.3 million ($0.39 per basic and diluted share), compared with net loss of approximately $4.3 million ($1.28 per basic and diluted share) for the same period last year. The primary factors for the improvement for the three months ended June 30, 2023, compared to the same period last year, were  higher production volumes and lower raw material and freight costs  related to electronic component shortages from supply chain disruptions.  The net loss for the six months ended June 30, 2023, totaled approximately $2.6 million ($0.77 per basic and diluted share), compared with net loss of approximately $8.3 million ($2.45 per basic and diluted share) for the six-month period last year.  The primary factors for the improvement for the six-months ended June 30, 2023, compared to the same period last year were higher production volumes and lower raw material and freight costs related to electronic component shortages from supply chain disruptions.

As of June 30, 2023, working capital totaled approximately $12.4 million, of which $11.9 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $13.2 million at 2022 year-end, which included $12.5 million of cash, cash equivalents and trade receivables.

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

Second Quarter and Six Months Summary

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

We received record customer orders of approximately $70 million in 2022. Customer demand and orders for our products continued to be strong during the three months ended June 30, 2023.  Worldwide shortages of materials, particularly semiconductors and integrated circuits, resulting in part from the impact of COVID-19 have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products.  While, generally, we have been able to procure the material necessary to manufacture our products and fulfill customer orders, we have experienced some delays and longer delivery times within our supply chain in the year ended December 31, 2022.  The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.  Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  These supply chain constraints and material shortages limited our ability to manufacture the quantities needed to ship and fulfill all of the orders that we received in 2022.  Consequently, we had approximately 13,000 radio units that were carried in backlog as of December 31, 2022, and we fulfilled approximately 76% of these radio units during the six-months ended June 30, 2023.

Overall, our revenues for the three months ended June 30, 2023, increased compared with the same period of last year.  For the second quarter 2023, sales increased 56.9% to approximately $19.0 million, compared with approximately $12.1 million of sales for the second quarter last year.  The improvement in sales for the six-months ended June 30, 2023, increased 101.7% compared to the same six-month period last year. Gross profit margin as a percentage of sales for the second quarter of 2023 was approximately 27.4%, compared with 14.2% for the same period of last year, generally reflecting improvements in increased production volumes and improvements in supply chain material costs and freight compared to the second quarter last year.  Gross profit margin as a percentage of sales for the six months ended June 30, 2023, was approximately 26.8%, compared with 17.1% for the same period of last year, generally reflecting improvements in supply chain material and freight costs and increased production volumes.  Selling, general and administrative (“SG&A”) expenses for the second quarter of 2023 totaled approximately $6.0 million, which was 10.8% higher than the SG&A expenses of approximately $5.4 million for the second quarter last year, while SG&A expenses for the six-month period ended June 30, 2023, increased 15.0% compared to the same period last year.  The increase in SG&A expenses is attributed primarily to sales and engineering costs related to the BKR 9000 product introduction.  These factors yielded an operating loss of approximately $0.8 million for the three-month period ended June 30, 2023, compared with an operating loss of approximately $3.7 million for the same quarter last year, which improved primarily due to higher production volumes and reduced supply chain material challenges compared to the same period last year.

For the second quarter of 2023, we recognized a net unrealized loss totaling approximately $0.4 million on our investment in FG Financial Holdings, LLC., or “FG Holding”.  This compares with an unrealized loss of approximately $0.6 million on the investment in FG Financial Group, Inc. made through FG 1347 Holdings, LP, for the second quarter of last year.  For the six months ended June 30, 2023, we recognized a net unrealized loss totaling approximately $0.5 million on our investment in FG Financial Holdings, LLC. compared with an unrealized loss of approximately $1.1 million on the investment in FG Financial Group, Inc. made through FG 1347 Holdings, LP, for last year’s six-month period.

Net loss for the three months ended June 30, 2023, was approximately $1.3 million ($0.39 per basic and diluted share), compared with a net loss of approximately $4.3 million ($1.28 per basic and diluted share) for the same quarter last year.  For the six months ended June 30, 2023, our net loss totaled approximately $2.6 million ($0.77 per basic and diluted share), compared with a net loss of approximately $8.3 million ($2.45 per basic and diluted share) for the same period last year.

As of June 30, 2023, working capital totaled approximately $12.4 million, of which approximately $11.9 million was comprised of cash, cash equivalents and trade receivables.  As of December 31, 2022, working capital totaled approximately $13.2 million, of which approximately $12.5 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(72.6)	(85.8)	(73.2)	(82.9)
Gross margin	27.4	14.2	26.8	17.1
Selling, general and administrative expenses	(31.5)	(44.6)	(31.5)	(55.2)
Other income (expense)	(3.0)	(5.4)	(2.2)	(6.1)
Loss before income taxes	(7.1)	(35.8)	(6.9)	(44.2)
Income tax (expense) benefit	--	--	--	--
Net loss	(7.1)%	(35.8)%	(6.9)%	(44.2)%

Net Sales

For the second quarter ended June 30, 2023, net sales increased 56.9% to approximately $19.0 million, compared with approximately $12.1 million for the same quarter last year.  Sales for the six months ended June 30, 2023, totaled approximately $37.7 million, compared with approximately $18.7 million for the six-month period last year.

Customer demand and orders for our products continued to be strong, reflecting the acceptance by the marketplace for our BKR 5000 product.  We were able to fulfill approximately 76% of the radio units in backlog as of December 31, 2022, during the first six months of this year.  The supply chain issues experienced in 2022 have improved significantly, but the precise impact on sales and shipments for the remainder of 2023 cannot be quantified, hence we anticipate maintaining an elevated level of inventory.

Sales for the second quarter ended June 30, 2023, were attributed primarily to certain state and local public safety opportunities, as well as federal wildland fire related agencies.  From a product perspective, the primary contributor to orders and shipments during the second quarter was our BKR 5000 portable radio and related accessories.  The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved FCC P25 compliance testing and its first sales in the second quarter.  The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts on our supply chain as a result of various electronic component suppliers. We believe that the BKR Series products should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products.  However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

While the potential impacts of material shortages, lead-times, the current inflationary environment and ongoing geopolitical conflict and related sanctions in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2023, were approximately 27.4% compared with 14.2% for the same quarter last year.  For the six-month period ended June 30, 2023, gross profit margins were approximately 26.8%, compared with 17.1% for the same period last year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the quarter ended June 30, 2023, increased compared with the same period last year, primarily due to improvement in production volumes related to supply shortages, material costs, including electronic components, and to a lesser degree, easing of escalated freight costs.

During the year ended December 31, 2022, worldwide shortages of materials, including semiconductors and integrated circuits resulted in limited supplies, which in turn, extended lead times and resulted in higher costs for certain components used in our products.  Accordingly, we experienced delivery delays and increased costs within our supply chain.  While the progression and duration of these shortages is not known with certainty, we  monitored a number of critical components for product cost improvement and have experienced improvement to pre-pandemic levels.  We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs.  While we anticipate continuing to do so in the future, we have increased and are continuing to increase our utilization of U.S.-based resources, which provides greater security and control over our production.  We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. However, we may encounter new product cost and competitive pricing pressures in the future and the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the second quarter ended June 30, 2023, totaled approximately $6.0 million (31.5% of sales), compared with approximately $5.4 million (44.6% of sales) for the same quarter last year.  For the six months ended June 30, 2023, SG&A expenses increased by $1.6 million, or 15.0%, to approximately $11.9 million (31.5% of sales), compared with approximately $10.3 million (55.2% of sales), for the six-month period last year.

Engineering and product development expenses for the second quarter of 2023 totaled approximately $2.6 million (13.7% of sales), compared with approximately $2.3 million (12.1% of sales) for the same quarter of last year.  For the six months ended June 30, 2023, engineering and product development expenses totaled approximately $5.0 million (13.3% of sales), compared with approximately $4.6 million (24.6% of sales) for the six month period last year. The increase in engineering expenses is attributed primarily to ongoing product design and development activities, particularly for the new BKR 9000 series radio introduced during the second quarter 2023.  Most of these activities are being performed by our internal engineering team and are their primary focus, combined with sustaining engineering support of our existing products.  The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and certain component lead times in coming months and quarters.

Marketing and selling expenses for the second quarter of 2023 totaled approximately $1.5 million (8.0% of sales), compared with approximately $1.1 million (5.8% of sales) for the second quarter last year.  For the six months ended June 30, 2023, marketing and selling expenses increased approximately $1.0 million, or 47.5%, to approximately $3.1 million (8.1% of sales), compared with approximately $2.1 million (11.1% of sales) for the same period last year.  The increases for the quarter and six month period ended June 30, 2023, primarily reflect increases in staffing, travel and go-to-market activities in support of anticipated sales growth from new products and customers.

Other general and administrative expenses for the second quarter 2023 totaled approximately $1.9 million (9.8% of sales), compared with approximately $2.0 million (10.5% of sales) for the same quarter last year.   For the six months ended June 30, 2023, general and administrative expenses totaled approximately $3.8 million (10.1% of sales), compared with approximately $3.6 million (19.4% of sales) for the six month period last year.  The increase in general and administrative expenses for the quarter and six months ended June 30, 2023, is attributed primarily to corporate and headquarters staffing in support of strategic initiatives.

Operating Loss

The operating loss for the second quarter ended June 30, 2023, totaled approximately $0.8 million (4.1% of sales), compared with approximately $3.7 million (30.4% of sales) for last year’s second quarter.  For the six months ended June 30, 2023, our operating loss totaled approximately $1.8 million (4.7% of sales), compared with approximately $7.1 million (38.1% of sales) for the six month period last year.  The operating loss for the quarter and six months ended June 30, 2023, is somewhat attributed to lower than historical gross profit margins related to operating costs and increased product introduction and strategic initiative costs.

Other (Expense) Income

We recorded net interest expense of approximately $155,000 for the second quarter ended June 30, 2023, compared with approximately $24,000 for the second quarter of last year. For the six months ended June 30, 2023, net interest expense totaled approximately $298,000, compared with net interest expense of approximately $39,000 for the six month period last year. Net interest expense was primarily the result our Line of Credit and equipment financing.

For the second quarter ended June 30, 2023, we recognized an unrealized loss of approximately $0.4 million on our investment in FG Holdings, compared with an unrealized loss of approximately $0.6 million in FG Financial Group, Inc. made through FG 1347 Holdings, LP for the second quarter last year.  For the six months ended June 30, 2023, we recognized an unrealized loss of approximately $0.5 million on our investment compared with an unrealized loss of approximately $1.1 million for the same period last year.

Income Taxes

We recorded no tax expense or benefit for the quarter and six months ended June 30, 2023, compared with no income tax provision for the second quarter and six month period last year.

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

As of June 30, 2023, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets.  Accordingly, we established a valuation allowance of $4.1 million as of both June 30, 2023, and December 31, 2022.  We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.  If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2023.

Liquidity and Capital Resources

For the six months ended June 30, 2023, net cash provided by operating activities totaled approximately $1.5 million, compared with cash used by operating activities of approximately $5.3 million for the same period last year.  Cash provided by operating activities for the six months ended June 30, 2023, was primarily related to a reduction in accounts receivable and an increase in deferred revenues, which was partially offset by decrease in accounts payable.  Cash used in operating activities for the six months ended June 30, 2022, was primarily related to a net loss and increased inventory, which were partially offset by increased accounts payable, a decrease in accounts receivable and an unrealized loss in marketable securities.

For the first six months of 2023, we had a net loss of approximately $2.6 million, compared with a net loss of approximately $8.3 million for the same period last year. Accounts receivable decreased approximately $1.4 million during the six months ended June 30, 2023, compared with a decrease of approximately $1.7 million for the same period last year. Accounts payable for the quarter ended June 30, 2023, decreased approximately $0.3 million, compared with an increase of approximately $3.9 million for the first six months last year, primarily due to delays and shortages within our supply chain for the same period of 2022. Gross inventories increased during the six months ended June 30, 2023, by approximately $0.7 million compared with approximately $5.6 million for the same period last year. The increases for both inventories and accounts payable during the first six months of 2022 were attributed primarily to material and component availability combined with extended supplier lead times. Prepaid expenses decreased during the first six months of 2023 by approximately $0.3 million compared with a decrease of $0.4 million for the same period last year. Depreciation and amortization totaled approximately $0.8 million for the six months ended June 30, 2023, compared with approximately $0.7 million for the same period last year. Depreciation and amortization are primarily related to manufacturing and engineering equipment. The unrealized loss on investments for the six months ended June 30, 2023, totaled approximately $0.5 million, compared with an unrealized loss of approximately $1.1 million for the same period last year. For additional information pertaining to our investments, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 6 (Investments) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the six months ended June 30, 2023, totaled approximately $0.9 million, compared with approximately $0.7 million for the same period last year.  The cash used for both periods was attributed primarily to the purchase of engineering and manufacturing related equipment.

For the six months ended June 30, 2023, cash of approximately $0.1 million was provided by financing activities, compared with cash provided by financing activities of approximately $1.3 million for the same period last year.  During the first six months of 2023, we received cash of approximately $40.7 million from debt, net of repayments totaling approximately $40.6 million, while for the same period last year, we received proceeds of approximately $2.5 million from our revolving credit facility and notes payable partially offset by loan and revolving credit facility repayments of approximately $0.1 million and paid quarterly dividends of approximately $1.0 million.

Our cash and cash equivalents balance on June 30, 2023, was approximately $2.7 million.  We believe these funds, combined with anticipated cash generated from operations and borrowing availability under the IPSA, are sufficient to meet our working capital requirements for the foreseeable future.  We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, which could be impacted by the current inflationary environment and current geopolitical tension, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

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

There were no changes to our critical accounting policies during the three months ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

                On December 21, 2021, the Company announced that the Board has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs

April 1–30, 2023	—		—	$5,000,000
May 1–31, 2023	—		—	$5,000,000
June 1–30, 2023	—		—	$5,000,000

Quarter Ended June 30, 2023	$—		—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 10, 2023	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 10, 2023	By:	By:/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

