Form 10-K
period 2023-12-31
BK Technologies Corp
filed 2024-03-14
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, based on the closing price of such stock on the NYSE American on such date, was $43,326,872. As of March 1, 2024, 3,525,002 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2024 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023.

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

In business for over 70 years, BK operates two key business units: Radio and SaaS.

The Radio business unit designs, manufactures and markets wireless communications products consisting of two-way land mobile radios (“LMRs”). Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve government markets, including, but not limited to, emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature rich, Project 25 (“P25”) compliant radio at a lower cost relative to comparable offerings.

The SaaS business unit focuses on delivering innovative, public safety smartphone applications which operate ubiquitously over public cellular networks. Our BKRplay branded smartphone application offers multiple services which make the first responder safer and more efficient. When tethered to our radios, the combined solution offers an enhanced user experience with more unique capability which increases the sales reach of our radios.

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

Available Information

Our Internet website address is www.bktechnologies.com. The information contained on our website is not incorporated by reference in this report. We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor Relations.” A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. The SEC maintains an internet site that contains reports, proxy and information statements, and other information filed by the Company at http://www.sec.gov. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website.

Significant Events

On November 6, 2023, the Company entered into a Master Service Agreement (the “EW MSA”) with East West Manufacturing, LLC, a Georgia limited liability company (“EW”), for the manufacturing production of certain land mobile radio (“LMR”) products and accessories. In connection with the EW MSA, the Company and EW also entered into a Transition Services Agreement to govern the transition of manufacturing production to EW. Also, in connection with the EW MSA, the Company and EW entered into a Stock Purchase Agreement, pursuant to which EW purchased 77,520 shares of Common Stock with a value equal to $1,000,000. The number of shares of stock was determined based upon a price per share of $12.90, which is equal to the average of the closing price of the Common Stock on the NYSE American exchange for the 30 most recent trading days prior to November 6, 2023, rounded up to the nearest whole number of shares. Additionally, EW purchased a warrant (“Warrant”), with a five-year term to purchase up to 135,300 shares of Common Stock at an exercise price per share of $15.00.

The Company executed a Reverse Stock Split approved by the board of directors on March 23, 2023, which became effective at 5:00 p.m. Eastern Time on April 21, 2023. Shares of Common Stock underlying outstanding stock options and restricted stock units were proportionately reduced, and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Accordingly, all shares and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.

On March 23, 2023, the board of directors (the “Board” or “Board of Directors”) of the Company approved a one (1)-for-five (5) reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.60 per share (the “Common Stock”), and on April 4, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to its Articles of Incorporation to effect the Reverse Stock Split.

On January 31, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), relating to the sale of shares of our Common Stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Common Stock from time to time up to an aggregate offering price of $15,000,000 through or to the Sales Agent, acting as sales agent or principal. After adjusting for the Reverse Stock Split, the number of shares issuable under the terms of the Sales Agreement is 845,070 shares of our Common Stock. The Company intends to use the net proceeds from the offering primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.  On December 27, 2023, the Company notified the Sales Agent that it was terminating the Sales Agreement as of December 29, 2023, as per the terms of the Sales Agreement. The Company’s “shelf” registration statement on Form S-3 that was filed with the SEC on December 11, 2020, and amended December 21, 2020, expired on December 29, 2023.

During 2022, pursuant to our capital return program, we declared and paid three quarterly dividends. The dividends declared in April, June and September 2022 were $0.03 per share. The Company announced the suspension of its quarterly cash dividend program in March 2023.

On December 17, 2021, a share repurchase program was authorized under which we may repurchase up to an aggregate of $5 million of our Common Stock. Share repurchases under this program were authorized to begin immediately. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of our Common Stock, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at our discretion.

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

BKRplay is BK’s public safety smartphone application which provides access to the InteropONE service, as well as a host of other capabilities which make the first responder safer and more efficient. Built around an intelligent interface between a smartphone and our BK radio, BKRplay services deliver an enhanced customer experience which increases the sales reach of our radios. BKRplay is available to download from the Google Play or Apple App stores.

We presently have three pending U.S. patent applications for the SaaS services products.

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

The BKRplay smartphone application and InteropONE POC service have been designed to service this market and are sold directly to end-users or through SaaS resellers.

Sales to government and public safety users represented substantially all of our sales for 2023 and 2022.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 32 employees. Their primary development focus has been the design of a new line of next-generation P25 digital products, the BKR Series, which are in the process of supplanting our KNG products. The first product in this line, the VHF BKR5000 portable radio was introduced in August 2020. The second product, the all-band BKR9000 portable radio was released in April 2023. Our KNG and BKR products also provide P25 compliant encrypted operation for secured communication, GPS location and network authentication capabilities.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied and production engineering. For 2023 and 2022, our engineering and development expenses were approximately $9.3 million and $9.6 million, respectively.

Intellectual Property

We presently have four U.S. patents in force, and we have four pending U.S. patent applications. We have registered U.S. trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes”, and have applied for registration of “BKR”, “BKRplay” and “InteropONE”. We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost-effective resources available for every aspect of our manufacturing. Consistent with that strategy, we have successfully utilized a hybrid of Florida-based internal manufacturing capability in concert with outside contract arrangements for different manufacturing processes. Our outside manufacturing contract arrangements have been managed, updated and expanded to meet our present requirements. This hybrid approach has been instrumental in ramping up our production capacity while controlling our product costs and managing our product quality.

Contract manufacturers produce various products and subassemblies on our behalf. Generally, the contract manufacturers procure raw materials from BK-approved sources and complete manufacturing activities in accordance with our specifications. Manufacturing agreements and purchase orders govern the business relationship with the contract manufacturers. These agreements and purchase orders have various terms and conditions and may be renewed or modified upon agreement by both parties. Their scope may also be expanded to include new products in the future.

We plan to expand our contract manufacturing relationships and suppliers where it furthers our business objectives. This strategy allows us to effectively manage quality, product costs and lead-times while focusing other resources on our core technological competencies of product design and development. We believe that, in certain circumstances, the use of experienced, high-quality, high-volume manufacturers can provide greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product, all of which contribute toward product cost control. To ensure that products manufactured by others meet our quality standards, our production and engineering teams work closely with our contract manufacturers in all key aspects of the production process. We establish product specifications, select the components and, in some cases, the suppliers. We retain all document control. We also work with our contract manufacturers to improve process control and product design and conduct periodic on-site inspections.

We rely upon a limited number of both American and foreign suppliers for several key products and components. Approximately 69% of our material, subassembly and product procurements in 2023 were sourced from twelve suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. During 2022, due to lingering COVID-related supply chain disruptions, our operations were materially impaired due to delays from single-source suppliers. We manage the risk of such delays by securing secondary sources, where possible, and redesigning products in response to component shortages or obsolescence. We strive to maintain strong relationships with all of our suppliers. We anticipate that current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the U.S. Government represented approximately 49% and 38% of our total sales for the years ended December 31, 2023 and 2022, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the USFS and the U.S. Department of Interior (“DoI”).

Backlog

Our backlog of unshipped customer orders was approximately $16.0 million and $27.0 million as of December 31, 2023 and 2022, respectively. Changes in the backlog are attributed primarily to the timing of orders and their fulfillment, which can be impacted by factors related to our supply chain.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2023, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Human Capital Resources

As of December 31, 2023, we had 145 employees, most of whom are located at our West Melbourne, Florida facility; 79 of these employees are engaged in direct manufacturing or manufacturing support, 32 in engineering, 22 in sales and marketing, and 12 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We strive to develop and maintain good relations with our employees and believe our relations with our employees are good.

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

The Company is committed to the health, safety and wellness of its employees. During the COVID-19 pandemic, we modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations.

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2023	2022
	(in millions)
United States	$71.0	$49.4
International	3.1	1.6
Total	$74.1	$51.0

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

We depend on the success of our LMR product line.

We currently depend on our LMR products as our sole source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of additional products to our BKR Series product line, including additional multiband products, which we may be unable to successfully complete in a timely manner. Even if we successfully develop and launch additional products to the BKR Series product line, or any other new products, the development of which is a complex and requires innovation and investment, such products may not achieve market acceptance, which could have a material adverse effect on us.

We are engaged in a highly competitive industry.

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

Some of our competitors have established broad networks of sales locations and multiple distribution channels that are more extensive than ours. We may not be able to compete successfully, and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

An increase in the demand for P-25 products could benefit competitors that are better financed and positioned to meet such demand. P-25 products have been brought to the market by an increasing number of our competitors. Our first P-25 portable radio was brought to market in 2003, and in recent years we introduced a new line of P-25 products, the BKR Series. Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditure of funds, and we may be unable to successfully do so. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, financial condition and results of operations.

Our industry is characterized by rapidly changing technology and our success is dependent on our ability to adapt to such changes.

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

We depend heavily on sales to the U.S. Government.

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2023, approximately 49% of our sales were to agencies and departments of the U.S. Government, including but not limited to, agencies of the DHS, DoA, DoD and DoI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is dependent on U.S. Government contracts, which are highly regulated and subject to terminations and oversight audits by U.S. Government representatives that could result in adverse findings and negatively impact our business.

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

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.

The U.S. may continue to alter its approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Our business is subject to the economic, political, and other risks of manufacturing products in foreign countries.

We engage in business with manufacturers, some of which are located in other countries. Approximately 16% of our material, subassembly and product procurements in 2023 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic, legal, health and other conditions in such foreign countries, among others. Our business, financial condition and operating results may be materially and adversely affected by, among other things, changes in the general political, social, health and economic conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, the impact of public health epidemics on employees and the global economy, which may cause our manufacturers or suppliers to temporarily suspend operations in the affected region, potentially negatively impacting our product launch timing and shipments, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the Israeli–Palestinian conflict in the Middle-East. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from conflicts in Ukraine, the Middle-East or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine and Israel and Palestinian state. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflict in both of these regions could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations in Ukraine, Israel and globally to assess its potential impact, if any, on our business.

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

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.

As a supplier of LMR products to federal, state and municipality agencies, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, which target the defense contractors and other critical infrastructure sectors. The sophistication of the threats continue to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to sensitive information could also adversely affect our business and reputation. Our customers, suppliers, subcontractors and manufacturing partners experience similar security threats.

If we are unable to protect sensitive information, including complying with evolving information security, data protection and privacy regulations, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures; and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business. LMR products we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers and financial results.

Given the persistence, sophistication, volume and novelty of threats we face, we may not be successful in preventing or mitigating an attack that could have a material adverse effect on us and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The public safety aspects of our business and much of the data we protect increase and create different risks relative to other industries.

Changes in U.S. federal, state and local and foreign tax law could adversely affect our business and financial condition.

The laws, rules, and regulations dealing with U.S. federal, state and local and foreign income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have immediate and/or retroactive application) could adversely affect us or the holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

In planning for the possible disruption of our business, we took steps to reduce expenses and control costs throughout the Company in 2022. During 2022, worldwide shortages of materials, particularly semiconductors and integrated circuits, resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products. While, generally, we were able to procure the material necessary to manufacture our products and fulfill customer orders, there were delays and longer delivery times within our supply chain that reached a peak in 2022. The impact on our operations of such shortages significantly impacted our manufacturing operations and financial results. Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow. While the impacts of COVID-19 are reflected in our results of operations for 2023 and 2022 respectively, we cannot separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our supply chain and geopolitical factors to our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the geopolitical factors on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts for these uncertainties are successful, if at all, is not presently ascertainable, but could have an adverse impact on the Company’s business, financial condition and results of operations.

We carry substantial quantities of inventory, and inaccurate estimates of necessary inventory could materially harm our business, financial condition and operating results.

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

We enter into fixed-price contracts that could subject us to losses in the event we fail to properly estimate our costs or hedge our risks associated with currency fluctuations.

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

Our investment strategy may not be successful, which could adversely impact our financial condition.

We may invest part of our cash balances in public companies. For example, as of December 31, 2023, we held an investment in the Series B common interests of FG Financial Holdings, LLC (“FG Holdings LLC”). These types of investments carry more risk than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or in which we may invest in the future, or that we will be able to achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to affect any change at those companies. We are not required to meet any diversification standards, and our investments may become concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

Fundamental Global GP, LLC (“FG”), with its affiliates, is our largest stockholder, and its interests may differ from the interests of our other stockholders.

The interests of FG may differ from the interests of our other stockholders. As of December 31, 2023, FG and its affiliates, owners and managers together hold approximately 15% of the Company’s outstanding shares of common stock. Kyle Cerminara, Chief Executive Officer, Co-Founder, and Partner of FG, was Chairman of our Board of Directors until December 14, 2023. As a result of its ownership position FG could exert influence over matters submitted for stockholder approval, including the election of our directors and other corporate actions such as significant stock issuances, reorganizations, mergers and asset sales, and over our business, operations and management, including our strategic plans for the business. FG may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be averse to their interests. FG’s ownership position may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed.

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high-quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations or product safety issues, cybersecurity breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact on our reputation could lead to lost sales, loss of new opportunities and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

We face a number of risks related to challenging economic conditions.

Current economic conditions in the U.S. and elsewhere remain uncertain. These challenging economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including:

•	Inflation could adversely affect our profitability: We sometimes enter into firm fixed-price contracts. In an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. We are taking steps that we expect will enable us to maintain acceptable operating margins despite the inability to raise prices. However, it is possible that those steps will not be successful, and that the combination of inflation and reduced demand for our LMR products will adversely affect our profitability.

•	Potential deferment or reduction of purchases by customers: Significant deficits and limited appropriations confronting our federal, state and local government customers may cause them to defer or reduce purchases of our products. Furthermore, uncertainty about current and future economic conditions may cause customers to defer purchases of our products in response to tighter credit and decreased cash availability. Additionally, any delay, especially any prolonged delay, in the U.S. Government budget process or government shutdown may negatively impact the ability of many of our customers to purchase our products and decrease the number of purchase orders issued under our contracts with government agencies.

•	Negative impact from increased financial pressures on third-party dealers, distributors and suppliers: We make sales to certain of our customers through third-party dealers and distributors. We generally do not require collateral from our customers. If credit pressures or other financial difficulties result in insolvencies of these third parties and we are unable to successfully transition the end customers to purchase our products from other third parties, or directly from us, it could materially and adversely impact our business, financial condition and operating results. Challenging economic conditions may also impact the financial condition of one or more of our key suppliers, which could negatively affect our ability to secure product to meet our customers’ demands.

•	Limited access by us to credit and capital: The credit markets may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. From time to time, we also have cash in financial institutions in excess of federally insured limits, which funds might be at risk of loss should such financial institutions face financial difficulties.

The terms of the credit agreement with Alterna Capital Solutions, LLC contain restrictive covenants that may limit our operating flexibility or that of our subsidiaries.

On November 22, 2022, our subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”) for a one-year line of credit with total maximum funding up to $15 million, with an interest rate of Prime plus 1.85%, and other monthly administrative fees. In November 2023, the IPSA was extended for one year. The IPSA line of credit is an accounts receivable and inventory financing facility, with the borrowing base of up to 85% of eligible accounts receivable and up to 75% of net orderly liquidation value of inventory, not to exceed 100% of eligible accounts receivable. The Company used funds obtained from the IPSA line of credit to replace the existing JPMC Credit Agreement (the “JPMC Credit Agreement”) and for working capital for the business.  The IPSA also has covenants concerning additional financing and indebtedness restrictions. The IPSA provides for the payment of fees by the Subsidiaries and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding under the IPSA may be accelerated for typical defaults including, but not limited to, the failure to make payments when due, the failure to perform any covenant, the inaccuracy of representations and warranties, the occurrence of debtor-relief proceedings, and the occurrence of unpermitted liens against the purchased accounts receivable and collateral. The Subsidiaries have granted Alterna a security interest in all of their respective personal property to secure their obligations under the IPSA. The Subsidiaries entered into a cross-guarantee, guaranteeing each other’s obligations under the IPSA, and BK also provided a guaranty of the Subsidiaries’ obligations under the IPSA.  In general, the IPSA could have an adverse effect on our financial condition or results of operations.

We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products, and the inability to obtain adequate and timely delivery of supplies and manufactured products could have a material adverse effect on us.

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

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Approximately 95% of our material, subassembly, and product procurements in 2023 were sourced from twelve suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for some of our proprietary components is up to as long as twelve to eighteen months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage our growth.

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

If our products contain defects or otherwise fail to perform as expected, we could be liable for damages and incur unanticipated warranty, recall and other related expenses, our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could suffer.

Our products rely on complex electronic circuits, capacitors, sensors, user-friendly interfaces and tightly integrated electromechanical designs to accomplish their missions. Our products may contain defects or experience failures due to any number of issues in design, materials, manufacture, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. A product recall or a significant number of product returns could (i) be expensive; (ii) damage our reputation and relationships with utilities and other third-party vendors; (iii) result in the loss of business to competitors; and (iv) result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results.

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

ESG goals and values are embedded in our core mission and vision, and we consider their potential impact on the sustainability of our business over time and the potential impact of our business on society. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to the risk of litigation or reputational damage relating to our ESG policies or performance.

Further, possible actions to address ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

Retention of our executive officers and key personnel is critical to our business.

Our key executives are critical to our success. The loss of services from any of our executive officers or other key employees due to any reason whatsoever could have a material adverse effect on our business, financial condition and results of operations.

Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in our industry is intense, and we may be unable to hire or retain the necessary personnel. The inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

We have had changes in our senior management team and other personnel over the past few years and have promoted or hired new employees to fill certain roles. Our inability to effectively integrate the newly hired or promoted senior managers or other employees into our business process, controls and systems could have a material adverse effect on us.

We rely on a combination of contract, trademark and trade secret laws to protect our intellectual property rights, and failure to effectively utilize or successfully assert these rights could negatively impact us.

Currently, we have four approved and four pending applications for US patents. We have several trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes”. We have applied for trademarks related to the names “BKR”, “BKRplay” and “InteropONE”. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Rising health care costs may have a material adverse effect on us.

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

The insurance that we maintain may not fully cover all potential exposures.

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

Our stock price is vulnerable to significant fluctuations, including due to our fluctuating quarterly operating results.

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

In addition, the stock market is subject to price and volume fluctuations affecting the market price for the stock of many companies generally, which often are unrelated to operating performance.

During the period from January 1, 2020 to December 31, 2023, the trading price of our common stock ranged from $8.30 to $23.05. Many factors may cause our stock price to fluctuate, including those discussed above, variations in quarterly results; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition.

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

A security breach or other significant disruption of our information technology systems, or those of our distributors, manufacturers, suppliers and other partners, caused by cyber-attack or other means, could have a negative impact on our operations, sales and results of operations.

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

Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, our distributors, manufacturers, suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk of exposing our customers or partners to cybersecurity attacks. In addition, from time to time, we implement updates to our information technology systems and software, which can disrupt or shut down our information technology systems. We may not be able to successfully integrate and launch these new systems as planned without disruption to our operations.

The risk of noncompliance with U.S. and foreign laws and regulations applicable to us could materially adversely affect us.

Failure to comply with government regulations applicable to our business could result in penalties and reputational damage. Our products are regulated by the FCC and otherwise subject to a wide range of global laws. As a public company, we are also subject to the regulations of the SEC and the stock exchange on which we are listed. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. Compliance with existing or future laws, including U.S. tax laws, could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Failure to comply with or to respond to changes in these requirements and regulations could result in penalties on us, such as fines, restrictions on operations or the temporary or permanent closure of our facility. These penalties could have a material adverse effect on our business, operating results and financial condition. In addition, existing or new regulatory requirements or interpretations could materially adversely impact us.

We may not be able to maintain our NYSE American listing.

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

We have deferred tax assets that we may not be able to utilize under certain circumstances.

If we incur future operating losses, we may be required to provide some or all of our deferred tax assets with a valuation allowance, resulting in additional non-cash income tax expense. The change in the valuation allowance may have a material impact on future net income or loss.

We may be unable to obtain components and parts that are verified to be Democratic Republic of Congo (“DRC”) conflict-free, which could result in reputational damage.

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

As a holding company, BK Technologies Corporation is dependent on the operations and funds of its subsidiaries.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We face cybersecurity risks, as a small company, due to the breadth of networks and systems we utilize to design, develop, produce and sell our LMR products. We also use third-party products, services and components to produce our LMR products. We are committed to maintaining robust governance and oversight of these risks and implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to rebuild our internal systems, implement additional threat protection measures, provide modifications or replacements to our products, respond to regulatory inquiries or actions, pay damages, provide customers with incentives to maintain a business relationship with us, or take other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures.

We seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes, tools and changes or updates to our products; however, we remain potentially vulnerable to known or unknown threats. In some instances, we, our suppliers, our customers and the users of our products can be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Risk Factors” for more information on our cybersecurity risks and product vulnerability risks.

As a supplier of LMR products to federal, state and municipality agencies, our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. We have retained the assistance of a Cybersecurity expert consultant, to assist internal management to evaluate processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our products and have processes to assess those issues for potential cybersecurity impact or risk. We are also implementing a process to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident.

Cybersecurity Governance

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board of Directors is assisted by the Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board of Directors. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur at least twice annually, or more frequently as determined to be necessary or advisable.

Our cybersecurity program is run by our Chief Information Security Officer (CISO) and Chief Financial Officer (CFO), who reports to our Chief Executive Officer (CEO). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our IT Director and the Cybersecurity consultant expert.

Item 2. Properties.

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $596,000 and $688,000 in 2023, and 2022, respectively.

We lease approximately 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida. This lease will expire on December 31, 2025. Annual rental, maintenance and tax expenses for the facility were approximately $212,000 and $203,000 in 2023, and 2022, respectively.

Item 3. Legal Proceedings.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of December 31, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b)	Holders.

On March 1, 2024, there were 128 holders of record of our common stock.

(c)	Dividends.

During 2022, pursuant to our capital return program, we declared and paid three quarterly dividends. The dividends declared in April, June and September 2022 were $0.03 per share. The Company announced the indefinite suspension of its quarterly cash dividend program in March 2023. The declaration and payment of cash dividends, if any, is subject to the discretion of the Board of Directors. The Board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as such other factors it may deem relevant. Past performance is no guarantee of future results.

We received dividends from our wholly owned subsidiary, BK Technologies, Inc., to fund past dividends to our stockholders.

(d)	Issuer Purchases of Equity Securities.

On December 21, 2021, the Company announced that the Board has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The Company has not purchased shares of our common stock under this program in 2023 and 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs

October 1-31, 2023	—	—	—	$5,000,000
November 1-30, 2023	—	—	—	$5,000,000
December 1–31, 2023	—	—	—	$5,000,000

TOTAL	—	$—	—	$5,000,000

On January 31, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), relating to the sale of shares of our Common Stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Common Stock from time to time up to an aggregate offering price of $15,000,000 through or to the Sales Agent, acting as sales agent or principal. After adjusting for the Reverse Stock Split, the number of shares issuable under the terms of the Sales Agreement is 845,070 shares of our Common Stock.  The Company intends to use the net proceeds from the offering primarily for general corporate purposes, which may include working capital, capital expenditures, operational purposes, strategic investments and potential acquisitions in complementary businesses.  As of December 31, 2023, the Company sold approximately $50,000.  On December 27, 2023, the Company notified the Sales Agent that it was terminating the Sales Agreement as of December 29, 2023, as per the terms of the Sales Agreement. The Company’s “shelf” registration statement on Form S-3 that was filed with the SEC on December 11, 2020, and amended December 21, 2020, expired on December 29, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our SaaS and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated SaaS products, and our new multiband radio product and other related products in the BKR Series product line; competition in the LMR industry; general economic and business conditions, including higher inflation and its impacts, federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, the effects of natural disasters, changes in climate, severe weather events, geopolitical events, acts of war or terrorism, global health epidemics or pandemics (such as the COVID-19 pandemic) and catastrophic events, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contracts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and to consummate, acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation; impact of natural disasters, changes in climate, severe weather events, geopolitical events, acts of war or terrorism, global health epidemics or pandemics (such as the COVID-19 pandemic) and catastrophic events on the companies in which the Company holds investments; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; impact of rising health care costs; our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies; our inventory and debt levels; protection of our intellectual property rights; fluctuation in our operating results and stock price; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems; availability of adequate insurance coverage; maintenance of our NYSE American listing; risks related to being a holding company; and the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

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

In business for over 70 years, BK has operated two business units through its operating subsidiary, BK Technologies, Inc.: Radio and SaaS.

The Radio business unit designs, manufactures and markets wireless communications products consisting of two-way land mobile radios (“LMRs”). Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve government markets including but not limited to emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature rich, P25 compliant radio at a lower cost relative to comparable offerings.

The SaaS business unit focuses on delivering innovative, public safety smartphone applications which operate ubiquitously over public cellular networks. Our BKRPlay branded smartphone application will offer multiple services which make the first responder safer and more efficient. When tethered to our radios, the combined solution will offer more unique capability which increases the sales reach of our radios.

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

Customer demand and orders for our products were strong during 2022 and 2023. Supply chain constraints limited our ability to manufacture the quantities needed to ship and fulfill all the orders in 2022. Consequently, approximately $27 million customer orders were carried in backlog, and we fulfilled approximately 76% of those orders during the first half of 2023 and most of the remainder as of December 31, 2023.

For 2023, sales grew approximately 45.4% to approximately $74.1 million, compared with $51.0 million for the prior year. The growth was attributed primarily to the backlog described above, as well as the launch of the first model in our BKR line of products. Gross profit margins as a percentage of sales in 2023 were 30.0%, compared with 19.3% for the prior year, generally reflecting decreases in material, component and freight costs related to supply chain challenges experienced in 2022. Selling, general and administrative (“SG&A”) expenses for 2023 totaled approximately $23.0 million (31.1% of sales), compared with $20.9 million (41.1% of sales) last year. We recognized an operating loss in 2023 of approximately $0.8 million, which was attributed primarily to increased operating expenses related to the introduction of the BKR9000 multi-band portable radio product. For the prior year we recognized an operating loss of approximately $11.1 million.

In 2023 we recognized other expenses, net totaling approximately $1.4 million, primarily attributed to net unrealized losses from our investment in FG Financial Holdings, LLC and net interest expense. This compares with other expense of $0.6 million last year, which was also primarily related to an unrealized loss from the investment in FG Financial Group, Inc. and net interest expense.

For 2023 the pretax loss totaled approximately $2.2 million, compared with pretax loss of approximately $11.6 million for the prior year.

We recognized $54,000 and no tax expense in 2023 and 2022, respectively.

The net loss for 2023 totaled approximately $2.2 million ($0.65 per basic share), compared with net loss of approximately $11.6 million ($3.44 per basic share) last year.

As of December 31, 2023, working capital totaled approximately $16.8 million, of which $11.4 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $13.2 million at 2022 year-end, which included $12.5 million of cash, cash equivalents and trade receivables. During 2022, we declared three and paid four quarterly dividends, utilizing cash of approximately $2.0 million.

Impact of COVID-19 Pandemic and Supply Chain

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first several months of 2020, and have since diminished, though there are lingering effects as noted below. Coming out of the COVID-19 pandemic, we received record customer orders of approximately $70 million in 2022. However, worldwide shortages of materials, particularly semiconductors and integrated circuits, have resulted in limited supplies, extended lead times, and increased our costs and inventory levels for certain components used in our products.  While, generally, we were able to procure the material necessary to manufacture our products and fulfill customer orders in 2022, there were some delays and longer delivery times within our supply chain.  During 2023, we were able to achieve incremental improvement for the COVID-19 supply chain disruption challenges to that of more normal pre-pandemic experience. While the impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. For additional risks relating to the COVID-19 pandemic and geopolitical conflicts in Ukraine and Israel, see Item 1A. Risk Factors in Part II of this report.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales for Years Ended December 31,
	2023	2022
Sales	100.0%	100.0%
Cost of products	(70.0)	(80.7)
Gross margin	30.0	19.3
Selling, general and administrative expenses	(31.0)	(41.1)
Other (expense) income, net	(1.9)	(1.1)
(Loss) income before income taxes	(2.9)	(22.8)
Income tax expense	(0.1)	—
Net loss	(3.0)%	(22.8)%

Fiscal Year 2023 Compared with Fiscal Year 2022

Sales, net

For 2023, net sales increased approximately $23.1 million to approximately $74.1 million, compared with approximately $51.0 million last year.

Customer demand and orders for our products were strong in 2023 and 2022. Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue in 2022. Accordingly, as of December 31, 2022, these orders were carried in backlog, and we fulfilled 76% of them during the first half of 2023. Although supply chain factors continued to impact production costs for certain components during 2023, we have been able to achieve incremental improvement and fulfill customer requirements.

The increase in sales for the year ended December 31, 2023, was attributed primarily to the BKR5000 portable LMR product to federal, state and municipal public safety agencies, some of which were new customers.

The BKR Series is envisioned as a comprehensive line of new products, which will include additional models in coming quarters and years. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain, labor shortages, wage pressures, rising inflation, and other force majeure events. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

As of the end of 2023, our current backlog of customer orders and the funnel of sales prospects is healthy and includes potential new customers in federal, state, and local public safety agencies. We believe the BKR Series products, our expanded sales force, and our sales funnel, position us well to capture new sales opportunities moving forward.

The impacts of material shortages, lead-times, labor shortages, wage pressures, rising inflation, the ongoing military conflicts in Ukraine and the Middle East and other geopolitical events in coming months and quarters is uncertain. Such effects have the potential to adversely impact our customers and our supply chain, which could adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for 2023 were approximately 30.0%, compared with 19.3% for the prior year.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the year ended December 31, 2023, increased compared with the same period last year primarily due to decreased material, component and freight costs related primarily to improvement in supply chain factors.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. While we anticipate continuing to do so in the future, we have increased, and are continuing to increase, our utilization of contract manufacturing resources, which provides increased flexibility for our production capacity to meet increased demand. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. Although in the future we may encounter new product costs and competitive pricing pressures, the extent of their impact on gross margins, if any, is uncertain.

During the last two years, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products. While we have generally been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays, extended lead times and increased costs within our supply chain. While the progression and duration of these shortages is not known with certainty, they have had a lesser impact on our operations for the last twelve months. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the year ended December 31, 2023, totaled approximately $23.0 million (31.1% of sales), compared with approximately $20.9 million (41.1% of sales) for the prior year.

Engineering and product development expenses for 2023 totaled approximately $9.3 million (12.6% of sales), compared with approximately $9.6 million (18.8% of sales) for the prior year. The engineering expense of $9.6 million for 2022, included a one-time write-off of $646,000 of new product development components that were not included in the final design of the BKR 9000 radio.  Engineering and product development expenses are primarily related to the continued design and development of BKR Series, a new line of portable and mobile radios. These development activities are the main focus of our engineering team. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential economic effects of the conflicts in Ukraine and Israel in coming quarters.

Marketing and selling expenses for the year ended December 31, 2023, totaled approximately $6.1 million (8.2% of sales), compared with approximately $4.4 million (8.6% of sales) for the prior year. The increase in marketing and selling expenses for the year are attributed to staff-related and other sales and go-to-market expenses for the BKR9000 product.

General and administrative expenses for the year ended December 31, 2023, totaled approximately $7.6 million (10.3% of sales), compared with approximately $6.9 million (13.6% of sales) for the prior year. The increase in general and administrative expenses for the year is attributed primarily to corporate management and headquarters-related expenses.

Operating Loss

For the year ended December 31, 2023, our operating loss totaled approximately $0.8 million (1.0% of sales), compared with operating loss of approximately $11.1 million (21.7% of sales), for the prior year. The operating loss for the year is attributed primarily to increased engineering and administrative expenses, related to the introduction of the BKR9000 product.

Other (Expense) Income

Interest (Expense) Income

We recorded net interest expense of approximately $575,000 for the year ended December 31, 2023, compared with approximately $144,000 for the prior year. Net interest expenses were attributed primarily to our credit facility and equipment financing.

Gain/Loss on Investments

For the year ended December 31, 2023, we recognized an unrealized loss of approximately $740,000 on our investment in FG Financial Holdings, LLC compared with an unrealized loss on investments of approximately $313,000 for the prior year.

Income Tax/(Expense) Benefit

We recorded $54,000 and no income tax expense for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, our net deferred tax assets totaled approximately $4.1 million, and were primarily derived from research and development tax credits, operating loss carryforwards and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $4,398,000. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2023.

Liquidity and Capital Resources

For the year ended December 31, 2023, net cash provided by operating activities totaled approximately $1.7 million, compared with cash used by operating activities of approximately $9.0 million for the prior year. Cash provided by operating activities for the year was primarily related to an increase in deferred revenues, a decrease in accounts receivable and depreciation and amortization, which were partially offset by decreases in accounts payable, increases in inventories, and the net loss.

For 2023, we had a net loss of $2.2 million, compared with net loss of approximately $11.6 million for the prior year. Net inventories increased during the year ended December 31, 2023, by approximately $2.4 million, compared with an increase of approximately $5.1 million for the prior year.  The increase was primarily attributable to material for new product introductions as well as extended supply-chain lead times on certain components encountered in 2022. Accounts receivable decreased approximately $2.7 million during the year ended December 31, 2023, primarily due to the timing of sales that were consummated later in the year in 2022 that had not yet completed their collection cycle. For the same period last year, accounts receivable increased approximately $2.4 million. Accounts payable for the year ended December 31, 2023, decreased approximately $3.1 million, compared with an increase of approximately $7.0 million for the prior year, primarily due to the timing of purchases and longer lead times for materials from suppliers in 2022. Depreciation and amortization totaled approximately $1.6 million for the year ended December 31, 2023, compared with approximately $1.4 million for the prior year. Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the year ended December 31, 2023, totaled approximately $2.1 million, primarily for manufacturing and engineering related equipment. For the prior year, cash used in investing activities totaled approximately $1.8 million, primarily for purchases of engineering and manufacturing related equipment.

For the year ended December 31, 2023, cash of approximately $2.0 million was provided by financing activities. During the year, we received proceeds of approximately $74.9 million from the IPSA with Alterna Capital Solutions LLC described below. This was partially offset by credit facility repayments of $74.4 million and loan repayments of approximately $535. For the prior year, we received proceeds of approximately $9.7 million from our IPSA revolving credit facility with Alterna Capital Solutions, LLC and the Credit Agreement with JPMC described below, that was partially offset by credit facility repayments of $5.3 and loan repayments of approximately $277,000. We discontinued the quarterly dividend program in 2023 and used cash of approximately $2.0 million to pay quarterly dividends for the year ended December 31, 2022.

On November 6, 2023, we entered into a Master Service Agreement with East West Manufacturing, LLC (EWMSA), that included a private offering of 77,520 shares of our common stock, generating net proceeds of $1.0 million. As a part of the EWMSA, the Company also issued warrants for the purchase of an additional 135,300 shares of our common stock for $15.00 per share. The warrants have a five (5) year exercise term.  Net proceeds for the issuance of the 135,300 warrants generated $1.0 million, which was paid by a $950,000 reduction in accounts payable and $50,000 in cash.

On November 22, 2022, the Company’s Subsidiaries (BK Technologies, Inc. and RELM Communications, Inc.) entered into an Invoice Purchase and Security Agreement (the “IPSA”) with Alterna Capital Solutions, LLC (“Alterna”) for a one-year line of credit with total maximum funding up to $15 million, with an interest rate of Prime plus 1.85% and other monthly administrative fees. In November 2023, the IPSA was extended for one year. The IPSA line of credit is an accounts receivable and inventory financing facility, with the borrowing base of up to 85% of eligible accounts receivable and up to 75% of net orderly liquidation value of inventory, not to exceed 100% of eligible accounts receivable. The Company used the funds obtained from the IPSA to replace the existing JPMC Credit Agreement described below and for working capital for the business.

BK Technologies, Inc., our wholly owned subsidiary, entered into the $5 million Credit Agreement with JPMC. The JPMC Credit Agreement provided for a revolving line of credit of up to $5 million, with availability under the line of credit subject to a borrowing base calculated as a percentage of accounts receivable and inventory. Proceeds of borrowings under the JPMC Credit Agreement were used for general corporate purposes. The line of credit was collateralized by a blanket lien on all personal property of BK Technologies, Inc. pursuant to the terms of the Continuing Security Agreement with JPMC. BK Technologies Corporation and each subsidiary of BK Technologies, Inc., were guarantors of the obligations under the JPMC Credit Agreement, in accordance with the terms of the Continuing Guaranty. The outstanding balance of this credit facility was paid in full in November 2022, once the Company received the new IPSA funding.

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

The JPMC Credit Agreement provided for customary events of default, including: (1) failure to pay principal, interest or fees under the JPMC Credit Agreement when due and payable; (2) failure to comply with other covenants and agreements contained in the Credit Agreement and the other documents executed in connection therewith; (3) the making of false or inaccurate representations and warranties; (4) defaults under other agreements with JPMC or under other debt or other obligations of BK Technologies, Inc.; (5) money judgments and material adverse changes; (6) a change in control or ceasing to operate business in the ordinary course; and (7) certain events of bankruptcy or insolvency. Upon the occurrence of an event of default, JPMC may have declared the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the Credit Agreement.

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

As of December 31, 2023, and the date of filing this report, approximately $6.5 million and $6.6 million, respectively, in borrowings were outstanding under the IPSA.

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

On September 25, 2019, BK Technologies, Inc., a wholly owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of equipment. The loan is collateralized by the equipment purchased using the proceeds.  The Master Loan Agreement is payable in 60 monthly principal and interest payments of approximately $8 beginning on October 25, 2019 and maturing on September 25, 2024, and bears a fixed interest rate of 5.11%

Our cash and cash equivalents balance at December 31, 2023, was approximately $3.5 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our IPSA, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, and other force majeure events, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in this report.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including financial assets arising from revenue transactions, such as accounts receivable. The new expected credit loss methodology, which is based on a combination of historical experience, current conditions and reasonable and supportable forecasts, replaced the incurred loss model for measuring and recognizing expected credit losses. This ASU is effective for the Company for 2023, and management incorporated this guidance into its methodology for estimating its accounts receivable allowances. Based on historical trends, the financial condition of the Company’s customers and management’s expectations of economic and industry factors affecting the Company’s customers, the adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

In response to the Securities and Exchange Commission’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements. The processes for determining the allowance for credit losses on trade receivables, allowance for excess or obsolete inventory, and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.

There were no changes to our critical accounting policies during the twelve months ended December 31, 2023, other than the adoption of ASU 2016-13 described above.

Allowance for Credit Losses

The allowance for credit losses was approximately $50,000 on gross trade receivables of approximately $7.9 million as of December 31, 2023, as compared with $50,000 on gross trade receivables of approximately $10.7 million as of December 31, 2022. The Company records an allowance for credit losses for its financial instruments, which are primarily composed of trade accounts receivable.  The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition.  The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics.  The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.  Based on information available, management believes the allowance for credit losses as of December 31, 2023 and 2022 is adequate.

Slow Moving, Excess or Obsolete Inventory

The allowance for slow moving, excess or obsolete inventory was approximately $1.8 million and $1.2 million at December 31, 2023 and 2022, respectively.

The allowance for slow-moving, excess and obsolete inventory is used to state our inventories at the lower of cost or net realizable value.  Because the amount of inventory that we will actually recoup through sales cannot be known with certainty at any particular time, we rely on past sales experience, future sales forecasts and our strategic business plans.  Generally, in analyzing our inventory levels, we classify inventory as having been used or unused during the past year and establish an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historical usage profile.  Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management.  Based on the review, considering business levels, future prospects, new products and technology changes, management, using its business judgment, may adjust the valuation of specific inventory items to reflect an accurate valuation estimate.  Management also performs a determination of net realizable value for all finished goods with a selling price below cost.  For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

Allowance for Product Warranty

We offer two-year or five-year standard warranties to our customers, depending on the specific product and terms of the customer purchase agreement.  Our typical warranties require us to repair and replace defective products during the warranty period at no cost to the customer.  At the time the product revenue is recognized, we record a liability for estimated costs under our warranties.  The costs are estimated based on historical experience.  We periodically assess the adequacy of our recorded liability for product warranties and adjust the amount as necessary.

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

Board of Directors and Stockholders

BK Technologies Corporation

West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BK Technologies Corporation (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Slow-Moving, Excess, and Obsolete Inventory

As disclosed in Note 1 of the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving, excess, and obsolete inventory to state the Company’s inventories at the lower of cost or net realizable value.  The Company relies on, among other things, past usage/sales experience, future sales forecasts, and its strategic business plan to develop the estimate.  As a result of management’s assessment, the Company recorded an allowance for slow-moving, excess, and obsolete inventory of approximately $1,838,000 as of December 31, 2023.

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

Assessment of Realizability of Deferred Tax Assets

As disclosed in Note 8 of the Company’s consolidated financial statements, the Company records and measures net deferred tax assets based on estimated realizability.  Valuation allowances are provided to the extent that it is more likely than not that some portion, or all, of deferred tax assets will not be realized. The Company recorded approximately $4,116,000 in net deferred tax assets after recording a valuation allowance of approximately $4,398,000 as of December 31, 2023.

Auditing management’s assessment of the realizability of deferred tax assets involved subjective estimation and high degree of auditor judgment in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing deferred tax assets before expiration.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding and evaluated the design of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of pre-tax income, and related entity-level controls.  We also evaluated the assumptions used by the Company to develop projections of future taxable income, and tested the completeness and accuracy of the underlying data used in the projections, including comparing the projections of pre-tax income with the actual results of prior periods.  In addition, we analyzed the nature of items giving rise to deferred tax assets and considered related expiration dates, as applicable.  Furthermore, we evaluated management’s business plan and analysis of current economic and industry trends, including the impact of geopolitical tensions, and compared projections of future pre-tax income to other forecasted financial information prepared by management.

We have served as the Company’s auditor since 2015.

/s/ MSL, P.A.

Orlando, Florida

March 14, 2024

BK TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2023	December 31, 2022

ASSETS

Current assets:
Cash and cash equivalents	$3,456	$1,918
Trade accounts receivable, net	7,902	10,616
Inventories, net	23,952	22,105
Prepaid expenses and other current assets	1,892	1,578
Total current assets	37,202	36,217

Property, plant and equipment, net	5,366	4,884
Operating lease right-of-use (ROU) assets	1,560	1,991
Investments	742	1,481
Deferred tax assets, net	4,116	4,116
Other assets	422	143
Total assets	$49,408	$48,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,822	$12,898
Accrued compensation and related taxes	1,302	1,143
Accrued warranty expense	722	591
Accrued other expenses and other current liabilities	363	700
Short-term operating lease liabilities	525	485
Credit facility	6,476	5,854
Notes payable-current portion	71	277
Deferred revenue	1,137	1,022
Total current liabilities	20,418	22,970

Notes payable, net of current portion	—	329
Long-term operating lease liabilities	1,260	1,785
Deferred revenue	6,419	3,613
Total liabilities	28,097	28,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 3,867,082 and 3,686,939 issued and 3,577,002 and 3,396,859 outstanding shares as of December 31, 2023 and 2022, respectively	2,320	2,212
Additional paid-in capital	48,602	45,304
Accumulated deficit	(24,209)	(21,979)
Treasury stock, at cost, 290,080 shares as of December 31, 2023, and 2022, respectively	(5,402)	(5,402)
Total stockholders’ equity	21,311	20,135
Total liabilities and stockholders’ equity	$49,408	$48,832

 See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
Sales, net	$74,094	$50,951
Expenses
Cost of products	51,858	41,107
Selling, general and administrative	23,013	20,925
Total operating expenses	74,871	62,032

Operating loss	(777)	(11,081)

Other (expense) income:
Net interest (expense)	(575)	(144)
Gain on disposal of property, plant, and equipment	—	1
(Loss) on investments	(740)	(313)
Other (expense)	(84)	(96)
Total other expense	(1,399)	(552)
Loss before income taxes	(2,176)	(11,633)
Provision for income tax (expense)	(54)	—
Net loss	$(2,230)	$(11,633)
Net loss per share-basic and diluted	$(0.65)	$(3.44)
Weighted average shares outstanding-basic and diluted	3,427	3,382

  See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance as December 31, 2021	3,659,800	2,196	44,645	(8,821)	(5,402)	32,618
Common stock issued-restricted stock units	27,139	16	(16)			—
Share-based compensation expense-stock options	—	—	271	—	—	271
Shared-based compensation expense-restricted stock units	—	—	404	—	—	404
Dividends declared ($0.03 per share)	—	—	—	(1,525)	—	(1,525)
Net loss	—	—	—	(11,633)	—	(11,633)
Balance at December 31, 2022	3,686,939	2,212	45,304	(21,979)	(5,402)	20,135
Common stock issued	94,376	59	1,004	—	—	1,063
Common stock issued-stock options	345	3	(3)	—	—	—
Common stock issued-restricted stock units	85,422	46	(46)	—	—	—
Share-based compensation expense-stock options	—	—	200	—	—	200
Shared-based compensation expense-restricted stock units	—	—	1,143	—	—	1,143
Common stock warrants issued	—	—	1,000	—	—	1,000
Net loss	—	—	—	(2,230)	—	(2,230)
Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
Operating activities
Net loss	$(2,230)	$(11,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for credit losses	—	170
Inventory allowance	591	81
Amortization of deferred finance and other assets	150	—
Deferred tax expense	—	—
Depreciation and amortization	1,635	1,423
Share-based compensation expense -stock options	200	271
Share-based compensation expense-restricted stock units	1,143	404
Unrealized loss on investment	740	313
(Gain) on sale of equipment	—	(1)
Changes in operating assets and liabilities:
Trade accounts receivable	2,714	(2,557)
Inventories	(2,437)	(5,208)
Prepaid expenses and other current assets	(314)	56
Other assets	(279)	(45)
Operating lease ROU assets and lease liabilities	(54)	(38)
Accounts payable	(3,077)	7,015
Accrued compensation and related taxes	159	44
Accrued warranty expense	131	58
Deferred revenue	2,921	884
Accrued other expenses and other current liabilities	(338)	(237)
Net cash provided by (used in) operating activities	1,655	(9,000)

Investing activities
Purchases of property, plant and equipment	(2,117)	(1,750)
Net cash used in investing activities	(2,117)	(1,750)

Financing activities
Dividends paid	—	(2,029)
Proceeds from issuance of common stock	1,063	—
Proceeds from issuance of common stock warrants	1,000	—
Proceeds from credit facility and notes payable	74,908	9,722
Repayment of credit facility and notes payable	(74,971)	(5,605)
Net cash provided by financing activities	2,000	2,088

Net change in cash and cash equivalents	1,538	(8,662)
Cash and cash equivalents, beginning of year	1,918	10,580
Cash and cash equivalents, end of year	$3,456	$1,918
Supplemental disclosure
Interest paid	$660	$190
Non-cash financing activity
Common Stock issued under restricted stock units	$890	$364
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$4	$—

 See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies

Description of Business

BK Technologies Corporation (collectively with its subsidiaries, the “Company”) is a holding company. The primary business of its wholly owned operating subsidiary, BK Technologies, Inc., is the designing, manufacturing and marketing of wireless communications equipment primarily consisting of two-way land mobile radios and related products, which are sold in two primary markets: (1) the government and public safety market, and (2) the business and industrial market. The Company has only one reportable business segment.

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

Inventories

Inventories are stated at the lower of cost (determined by the average cost method) or net realizable value. Freight costs are classified as a component of the cost of products in the accompanying consolidated statements of operations.

The allowance for slow-moving, excess and obsolete inventory is used to state the Company’s inventories at the lower of cost or net realizable value. Because the amount of inventory that will actually be recouped through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans.  Generally, in analyzing inventory levels, inventory is classified as having been used or unused during the past year.  The Company then establishes an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities and historic usage profile.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Supplemental to the aforementioned analysis, specific inventory items are reviewed individually by management.  Based on the review, considering business levels, future prospects, new products and technology changes, management, using its business judgment, may adjust the valuation of specific inventory items to reflect an accurate valuation estimate.  Management also performs a determination of the net realizable value for all finished goods with a selling price below cost.  For all such items, the inventory is valued at not more than the selling price less cost, if any, to sell.

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows.  No long-lived assets were considered impaired at December 31, 2023 and 2022.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Credit Losses

The Company records an allowance for credit losses based on specifically identified amounts that the Company believes to be uncollectible.  The Company records an allowance for credit losses for its financial instruments, which are primarily composed of trade accounts receivable.  The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition.  The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics.  The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.  Based on information available, management believes the allowance for credit losses as of December 31, 2023 and 2022 is adequate.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2023 and 2022, accounts receivable from governmental customers were approximately $1,445 and $3,772, respectively.  Generally, receivables are due within 30 days.  Credit losses relating to customers have been consistently within management’s expectations.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250.  From time to time, the Company has had cash in financial institutions in excess of federally insured limits.  As of December 31, 2023, the Company had cash and cash equivalents in excess of FDIC limits of $3,200.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 16.0% of the Company’s material, subassembly and product procurements in 2023 were sourced internationally, of which approximately 94.8% were sourced from twelve suppliers. For 2022, approximately 17.0% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 80.6% were sourced from five suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, and other liabilities. As of December 31, 2023 and 2022, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Prior to September 14, 2022, the Company held an investment in the common stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”), which investment was held by the Company through 1347 LP.  The Company used observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing its investment in FGF.

Effective September 14, 2022, the Company made an investment in Series B common membership interests of FG Financial Holdings, LLC (“FG Holdings LLC”). As further discussed in Note 6, the Company records the investment according to guidance provided by ASC 820 “Fair Value Measurement”, as the Company does not have a controlling financial interest in, nor exerts significant influence over the activities of FG Holdings LLC. The investment in Series B common membership interests of FG Holdings LLC is reported using net asset value (“NAV”) of interests held by the Company at period-end.  The NAV is calculated using the observable fair value of the underlying stock of FGF held by FG Holdings LLC, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in operating agreement of FG Holdings LLC.  The NAV is used as a practical expedient and has not been classified within the fair value hierarchy.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”), for a one-year Line of Credit with total maximum funding up to $15 million. The Company used funds obtained from the Line of Credit to replace the existing JPMC Credit Agreement which expired on January 31, 2023 (see Note 5).  On November 22, 2023, the IPSA was renewed for one more year.

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

Reverse Stock Split

On March 23, 2023, the Board of Directors approved a one (1)-for-five (5) reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the Company’s Common Stock, and on April 4, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to its Articles of Incorporation to effect the Reverse Stock Split.

The Company executed the Reverse Stock Split, which became effective at 5:00 p.m. Eastern Time on April 21, 2023. Shares of Common Stock underlying outstanding stock options and restricted stock units were proportionately reduced, and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Accordingly, all shares and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2023 and 2022, such expenses totaled $478 and $145, respectively.

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2023 and 2022 are engineering, research and development costs of $9,334 and $9,604, respectively.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $1,143 and $404 for the years ended December 31, 2023 and 2022, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with ASC 260 “Earnings per Share”.

Comprehensive Income (loss)

Comprehensive income (loss) was equal to net income (loss) for the years ended December 31, 2023 and 2022.

Product Warranty

The Company offers two-year and five-year standard warranties to its customers, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair and replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including financial assets arising from revenue transactions, such as accounts receivable. The new expected credit loss methodology, which is based on a combination of historical experience, current conditions and reasonable and supportable forecasts, replaced the incurred loss model for measuring and recognizing expected credit losses. This ASU is effective for the Company for 2023, and management incorporated this guidance into its methodology for estimating its accounts receivable allowances. Based on historical trends, the financial condition of the Company’s customers and management’s expectations of economic and industry factors affecting the Company’s customers, the adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

2. Inventories, net

Inventories, which are presented net of allowance for slow moving, excess and obsolete inventory, consisted of the following:

	December 31, 2023	December 31, 2022
Finished goods	$4,622	$2,965
Work in process	8,275	7,313
Raw materials	11,055	11,827
	$23,952	$22,105

Changes in the allowance for slow-moving, excess, and obsolete inventory are as follows:

	Years Ended December 31,
	2023	2022
Balance, beginning of year	$1,247	$1,288
Charged to cost of sales	591	81
Disposal of inventory	—	(122)
Balance, end of year	$1,838	$1,247

During the year ended December 31, 2022, the Company recorded one-time, non-cash write-offs of new product developmental materials and inventory of $900 related to the BKR products, $646 was recorded in Selling, general and administrative expenses and $254 was recorded as a cost of products.

3. Allowance for Credit Losses

Changes in the allowance for doubtful accounts are composed of the following:

	Years Ended December 31,
	2023	2022
Balance, beginning of year	$50	$50
Provision for credit losses	—	170
Uncollectible accounts written off	—	(170)
Balance, end of year	$50	$50

4. Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2023	2022
Leasehold improvements	$659	$614
Machinery and equipment	17,793	15,721
Gross Property, Plant, and Equipment	18,452	16,335
Less accumulated depreciation and amortization	(13,086)	(11,451)
Property, plant and equipment, net	$5,366	$4,884

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2023 and 2022 was approximately $1,635 and $1,423 respectively. During the year ended December 31, 2022, the company removed from its records approximately $122 of fully depreciated machinery and equipment and none in the year ended December 31, 2023.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

5. Debt

Credit Facilities

On November 22, 2022, the Subsidiaries entered into the IPSA with Alterna.  On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the IPSA to, among other things, provide a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance.   The IPSA, which provides for a one-year Line of Credit with a maximum capacity of up to $15 million renews, unless canceled by either party, as provided in the agreement. The Line of Credit bears an interest rate of Prime plus 1.85%. The effective borrowing rate under the IPSA was 10.35% as of December 31, 2023.   Interest and related servicing fees for years ended December 31, 2023 and 2022, were approximately $648 and $100, respectively. Under the arrangement, the Company may transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash.  Generally, at the transfer date, the Company may receive cash equal to approximately 85% of the value of the transferred receivables.  The Company accounts for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable. On November 22, 2023 the IPSA was renewed for one year.

On January 13, 2020, the Company’s subsidiary, BK Technologies, Inc., executed Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”) and a Line of Credit Note in favor of JPMC in an aggregate principal amount of up to $5,000,000 (the “Original Note”), each dated as of January 13, 2020. The Original Note had a maturity date of January 31, 2021. On January 26, 2021, BK Technologies, Inc. and JPMC entered into a Note Modification Agreement (the “Modification”), to modify the Original Note to, among other things, extend the maturity date of the Original Note to January 31, 2022. Then, on January 21, 2022, BK Technologies, Inc. and JPMC entered into a First Amendment to Credit Agreement (the “Amendment”) to, among other things, extend the maturity date to January 31, 2023. Also on January 31, 2022, BK Technologies, Inc. delivered to JPMC a related Line of Credit Note (the “Note” and collectively with the Original Credit Agreement, as modified by the Modification and the Amendment, the “Credit Agreement”), in replacement, renewal and extension of the Original Note, as previously modified, which had a maturity date of January 31, 2023. The outstanding balance of $4.5 million was paid off in November 2022 with funds received from the IPSA funding.

During 2023 and 2022, the Company transferred receivables having an aggregate face value of $67.4 and $12.2 million, respectively, to the conduit and received proceeds of $74.6 and $10.4 million, respectively, which also includes draws on available inventory funding. There were no losses incurred on these transfers during 2023 and 2022, respectively.

 As of December 31, 2023, the outstanding borrowings under the IPSA were approximately $6.5 million and the outstanding principal amount of receivables transferred under the IPSA amounted to $6.2 million.

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

On September 25, 2019, BK Technologies, Inc., a wholly owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of equipment. The loan is collateralized by the equipment purchased using the proceeds.  The Master Loan Agreement is payable in 60 monthly principal and interest payments of approximately $8 beginning on October 25, 2019 and maturing on September 25, 2024, and bears a fixed interest rate of 5.11%.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

The following table summarizes the notes payable principal repayments subsequent to December 31, 2023:

December 31, 2023
2024	$71
Thereafter	—
Total payments	$71

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

On September 14, 2022, FG contributed all of the shares of FGF held by 1347 LP to FG Holdings, LLC with an approximate value of $945, based on the published price of FGF stock, in exchange for Series B Common Interests of FG Holdings LLC, with an equivalent value. The Company recognized a loss of $850 in September 30, 2022 as a result..

The investment in the Series B common membership interests of FG Holdings LLC is measured using the NAV practical expedient in accordance with ASC 820 Fair Value Measurement and has not been classified within the fair value hierarchy. FG Holdings LLC invests in the common and preferred stock of FGF. FG Holdings LLC’s structure provides for Series A preferred interests, which (i) accrue a return of eight percent per annum on the unreturned capital contributions by Series A holders, (ii) have preference in the order of distributions of contributed capital, and (iii) are entitled to receive an additional distribution equal to 20% of any positive profits / gains in excess of the eight percent above with respect to the capital provided by the holders of Series A preferred membership interests. The Series B common membership interests follow Series A in the order of distributions and are entitled to receive (i) cumulative distributions equal to the aggregate capital contributions by the Series B common membership holders, (ii) a pro rata share of the total return / gain based on capital contributed by the Series B common membership interests, and (iii) an additional return equal to 1.5 times the Series A of positive profits / gains described above, distributed in proportion to the percentage of Series B common interests owned by the Series B holder. There is no defined redemption frequency, and the Company cannot redeem or transfer its investment without the prior written consent of FG Holdings LLC' managers, who are FG affiliates. Distributions may be made to members at such times and amounts as determined by the managers, and shall be based on the most recent NAV. The Company does not have any unfunded commitments related to this investment.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

On September 30, 2022, Series B Common Interests of FG Holdings LLC were distributed in-kind to the Company as the sole limited partner of 1347 LP, and the Company consented to withdraw from 1347 LP, as the limited partner. As a result, the Company recognized a loss on deconsolidation of 1347 LP of approximately $43.

As of December 31, 2023, the members and affiliates of FG Holdings LLC beneficially owned in the aggregate 5,666,111 shares of FGF’s common stock, representing approximately 55% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, who served as a director of the Company and chairman of the Board of Directors until December 14, 2023, is Chief Executive Officer, Co-Founder and Partner of FG and serves as chairman of the board of directors of FG Group Holdings Inc., the entity that is the majority Series B member in FG Holdings LLC. Mr. Cerminara also serves as a manager of FG Holdings LLC and chairman of the board of directors of FGF.

During the years ended December 31, 2023 and 2022, the Company recognized a loss of approximately $740 and $313, respectively, due to changes in the unrealized loss on investments.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of the Company’s Common Stock, with an approximate fair value of $651 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. Rental, maintenance and tax expenses for this facility were approximately $596 and $688 in 2023 and 2022, respectively.

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. Annual rental, maintenance and tax expenses for the facility were approximately $212 and $203 in 2023 and 2022, respectively.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

7. Leases (Continued)

Lease costs consist of the following:

	December 31,
	2023	2022
Operating lease cost	$542	$544
Variable lease cost	132	132
Total lease cost	$674	$676

Supplemental cash flow information related to leases was as follows:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$595	$583
Operating cash flows (liability reduction)	485	447

Other information related to operating leases was as follows:

December 31, 2023
Weighted average remaining lease term (in years)	3.26
Weighted average discount rate	5.50%

Maturity of operating lease liabilities as of December 31, 2023 were as follows:

Year ending December 31,
2024	$608
2025	618
2026	479
2027	243
Thereafter	—
Total payments	1,948
Less: imputed interest	(163)
Total liability	$1,785

8. Income Taxes

The income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2023	2022
Current:
Federal	$25	$0
State	29	0
	54	0
Deferred:
Federal	0	0
State	0	0
	0	0
	$54	$0

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2023	2022

Statutory U.S. income tax rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	1.34%	0.00%
Permanent differences	0.87%	0.12%
Change in valuation allowance	48.01%	23.6%
Change in tax credits and state NOLs	(16.59)%	(3.38)%
Impact from accounting method change and expired options	(10.14)%	0.66%
Effective income tax rate	2.49%	0.00%

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

8. Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Operating loss carryforwards	$1,857	$2,989
R&D Tax Credits	2,779	2,625
Section 263A costs	56	50
Amortization	1,029	15
Interest	34	0
Net ROU asset and lease liability	53	63
Unrealized loss	628	508

Asset reserves:
Bad debts	12	11
Inventory allowance	430	280

Accrued expenses:
Non-qualified stock options	343	159
Compensation	107	86
Deferred warranty revenue	1,934	1,174
Deferred tax assets	9,262	7,960

Less valuation allowance	(4,398)	(3,356)
Total deferred tax assets	4,864	4,604

Deferred tax liabilities:
Depreciation	(748)	(488)
Total deferred tax liabilities	(748)	(488)

Net deferred tax assets	$4,116	$4,116

As of December 31, 2023, the Company had a net deferred tax asset of approximately $4,864 (net of valuation allowance) offset by deferred tax liabilities of $748 derived from accelerated tax depreciation. This asset is primarily composed of net operating loss carryforwards (“NOLs”), research and development tax credits, and deferred revenue, net of a valuation allowance of approximately $4,398. The NOLs total approximately $8,030 for federal and $6,120 for state purposes, with expirations starting in 2022 for state purposes. State NOLs of $1,870 expired in 2022.

During 2022, the Company generated $9,261 of federal NOLs and during 2023, the Company utilized $4,911 of federal NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2023, 2023, and 2021.  GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

8. Income Taxes (Continued)

Management’s analysis of all available evidence, both positive and negative, provides support that the Company does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax asset.  Accordingly, as of December 31, 2023, a valuation allowance has been established totaling approximately $4,398.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2023. It cannot presently be estimated what, if any, changes to the valuation of the Company’s deferred tax asset may be deemed appropriate in the future.  The 2023 federal and state NOLs and tax credit carryforwards could be subject to limitation if, within any three-year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company by any stockholder with 5% or greater ownership.

The Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by GAAP. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on January 1, 2024, the Company is not aware of any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change as of December 31, 2023, and the Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended December 31, 2023, and 2022, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2020, 2021, and 2022 are still open to IRS examination under the statute of limitations.  The last IRS examination on the Company’s 2007 calendar year was closed with no change.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:	Years Ended December 31,
	2023	2022
Numerator:
Net loss from continuing operations numerator for basic and diluted earnings per share	$(2,230)	$(11,633)
Denominator:
Denominator for basic loss per share weighted average shares	3,426,622	3,382,183
Effect of dilutive securities:
Denominator for diluted loss per share weighted average shares	3,426,622	3,382,183
Basic and diluted loss per share	$(0.65)	$(3.44)

Approximately 202,600 stock options and 19,587 restricted stock units for the year ended December 31, 2023 and 200,300 stock options and 41,129 restricted stock units for the year ended December 31, 2022, were excluded from the calculation because they were anti-dilutive.

10. Share-Based Compensation

Stock Options

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $200 and $271 of share-based employee compensation expense during the years ended December 31, 2023 and 2022, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2023 and 2022 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. In 2022, the Company paid dividends on January 10, for a dividend declared in 2021, May 16, August 8 and November 8. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2023	FY 2022
Expected Volatility	55.8%	55.3%
Expected Dividends	0%	5.0%
Expected Term (in years)	6.5	6.5
Risk-Free Rate	3.67%	2.38%
Estimated Forfeitures	0.0%	0.0%

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

10. Share-Based Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2023, and changes during the year ended December 31, 2023, are presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)

As of January 1, 2023
Outstanding	200,300	15.48	7.87	5.64	460,925
Vested	86,846	17.83	6.73	6.57	101,090
Nonvested	113,454	13.68	8.74	4.93	359,835

Period activity
Issued	43,600	12.89	—	7.44	—
Exercised	4,000	11.65	—	3.79	—
Forfeited	35,300	17.08	—	6.27	—
Expired	2,000	11.15	—	7.02	—

As of December 31, 2023
Outstanding	202,600	14.76	7.60	5.94	37,773
Vested	105,313	16.01	6.80	5.78	9,661
Nonvested	97,287	13.41	8.47	6.12	28,112

Outstanding:

Range of Exercise Prices ($) Per Share		Stock Options Outstanding	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)

11.51	15.53	149,800	13.19	8.44
16.20	25.50	52,800	19.23	5.24
		202,600	14.76	7.60

Exercisable:

Range of Exercise Prices ($) Per Share		Stock Options Exercisable	Wgt. Avg. Exercise Price ($) Per Share

11.51	15.53	63,873	13.51
16.20	25.50	41,440	19.85
		105,313	16.01

The weighted-average grant-date fair value per option granted during the years ended December 31, 2023 and 2022 was $5.94 and $5.64, respectively.  There were 4,000 and no stock options exercised during the years ended December 31, 2023 and 2022, respectively.

Restricted Stock Units

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

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

10. Share-Based Compensation (Continued)

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

Year ended December 31, 2023	Number of Shares	Weighted Average Grant Date Price per Share
Unvested as of January 1, 2023	41,129	$13.20
Granted	45,412	12.37
Vested and issued	(66,954)	12.63
Cancelled/forfeited	-	-
Unvested as of December 31, 2023	19,587	$13.22

Year ended December 31, 2022	Number of Shares	Weighted Average Price per Share
Unvested at January 1, 2022	27,411	$16.65
Granted	40,857	$11.95
Vested and issued	(27,139)	$14.80
Cancelled/forfeited	-	-
Unvested at December 31, 2022	41,129	$13.20

During the years ended December 31, 2023 and 2022, the Company also issued 7,040 and 7,680 RSU’s, respectively, under a consulting agreement for advisory services to the Board of Directors.  The principal of the consulting firm was elected as the Chairman of the Board of Directors in December 2023.

During 2023, the Company’s Board of Directors approved the Executive Salary Swap Plan to prospectively swap a portion of certain executive’s salaries for a 12 month period (10% minimum, up to 50%) otherwise payable in cash for a grant of RSUs (with each RSU representing a contingent right to receive one share of the Company’s Common Stock) at a fixed rate of $10 per share, rounded down to the nearest whole RSU.  The Restricted Stock Units vest at the date of the grant. The Company issued 6,739 under this arrangement through December 31 , 2023.

As of December 31, 2023 and 2022, there was approximately $299 and $1,058, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over one to four years.

11. Other Equity Transactions

On November 6, 2023, the Company entered into a Master Supply Agreement (the “MSA”) and Transition Services Agreement (the “TSA,” and together with the MSA, the “Agreements”) with East West Manufacturing, LLC, a Georgia limited liability company (“East West”). Pursuant to the Agreements, the Company will transition its West Melbourne, Florida manufacturing activities to East West’s facilities, and East West will become the exclusive third-party manufacturer of the Company’s radio product line under a three-year arrangement. In connection with the Agreements, the Company and East West entered into a Stock Purchase Agreement (the “SPA”), pursuant to which East West  purchased 77,520 shares of the Company’s common stock (the “BKTI Stock”) for an investment of $1,000,000. The number of shares of BKTI Stock was determined based upon a price per share of $12.90, which is equal to the average of the closing price of BKTI Stock on the NYSE American exchange for the 30 most recent trading days prior to November 6, 2023, rounded up to the nearest whole number of shares.

Additionally, East West purchased a warrant (“Warrant”), with a five-year term to purchase up to 135,300 shares of the Company’s common stock at an exercise price per share of $15.00. The consideration for the Warrant is payment equal to (a) One Million Dollars ($1,000,000) minus (b) (i) the amount of any outstanding accounts payable by Company to East West and (ii) the amount of any excess or obsolete inventory of Company currently held by East West (solely to the extent not otherwise taken into account pursuant to the MSA or any other agreement between the Company and East West). The payment included a $950 reduction in accounts payable and $50 in cash. The BKTI Stock, the Warrant and the shares issuable upon exercise of the Warrant are deemed to be issued to an accredited investor in a private placement exempt from the registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The Company’s reliance upon Section 4(a)(2) of the Securities Act is based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there will be no subsequent or contemporaneous public offerings of the Warrant or the shares underlying the Warrant by the Company; and (d) the negotiations for the sale of the securities took place directly between East West and the Company.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

11. Other Equity Transactions (Continued)

The warrant issued to EastWest Manufacturing LLC was classified as a component of permanent equity in the Company's Consolidated Balance Sheets as it is a freestanding financial instrument that is immediately exercisable, does not embody an obligation for the Company to repurchase its own shares and permits the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the warrants have not been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares would be anti-dilutive.

The Company used the Black-Scholes-Merton option valuation model to calculate the fair value of a stock warrant grant, using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock warrant. The dividend yield assumption is based on the Company’s expectations of no dividend payouts at the grant date. The stock price was the closing price of the common stock on the date of the warrant agreement and the strike price and the expected term was defined in the warrant agreement. The risk-free interest rate is derived from the 90 day U.S. Treasury rate at the date of the stock warrant grant.

FY 2023
Expected Volatility	66.8%
Expected Dividends	0%
Stock price	$12.70
Strike price	$15.00
Expected Term (in years)	5.0
Risk-Free Rate	5.50%

12. Significant Customers

Sales to the U.S. Government represented approximately 49% and 38% of the Company’s total sales for the years ended December 31, 2023 and 2022 respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security.

13. Retirement Plan

The Company sponsors a participant contributory retirement 401(k) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2023 and 2022, total contributions made by the Company were $220 and $196, respectively.

14. Commitments and Contingencies

Royalty Commitment

In 2003, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $234 and $120 for the years ended December 31, 2023 and 2022, respectively. The agreement has an indefinite term, and can be terminated by either party under certain conditions.

In 2022, the Company entered into a technology license related to its development of multi-band products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement, which started in June 2023. The Company paid $0.03 in 2023. The agreement is for three years and can be automatically renewed for one year at the end of its initial term unless either party provides at least 120 days’ prior written notice of its election not to extend the initial term. Thereafter, either party can terminate the agreement by providing a written notice of non-renewal of at least 60 days’ prior to the end of the then current term.

Purchase Commitments

The Company has purchase commitments for inventory totaling $12,115 as of December 31, 2023.

BK TECHNOLOGIES CORPORATION

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data and percentages)

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2023, the plan had a stop-loss provision insuring losses beyond $90 per employee per year and an aggregate stop-loss of $1,677.  As of December 31, 2023 and 2022, the Company recorded an accrual for estimated claims in the amount of approximately $275 and $240, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2023 and 2022.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year and five-year product warranties during the years ended December 31, 2023 and 2022 are as follows:

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2023	$591	$165	$(34)	$722
2022	$533	$558	$(500)	$591

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

There were no pending material claims or legal matters as of December 31, 2023.

Geopolitical Tensions and COVID-19

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine and Israel and Palestinian state. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflict in both of these regions could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. While the impacts of COVID-19 are reflected in our results of operations for 2023 and 2022 respectively, we cannot separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our supply chain and geopolitical factors to our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the geopolitical factors on the global economy, which are uncertain and cannot be predicted at this time.

15. Capital Programs

On December 17, 2021 a share repurchase program was authorized under which the Company may repurchase up to an aggregate of $5 million of its common shares. Share repurchases under this program were authorized to begin immediately. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require the Company to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. As of December 31, 2023, the Company has completed no share repurchases under this program.

Pursuant to the Company’s capital return program, during 2021, the Company’s Board of Directors declared a quarterly dividend on the Company’s common stock of $0.03 per share on December 17. The dividend was payable to stockholders of record as of January 10, 2022. The dividend was paid on January 24, 2022.

Pursuant to the Company’s capital return program, during 2022, the Company’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.03 per share on April 7, June 30, and September 29. The dividends were payable to stockholders of record as of May 2, 2022, July 25, 2022, and October 25, 2022, respectively. These dividends were paid on May 16, 2022, August 8, 2022 and November 8, 2022.

The Company announced the suspension of its quarterly cash dividend program in March 2023.

16. Subsequent events

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of the Company’s Common Stock, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company will be held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, and concluded that our internal control over financial reporting was effective as of December 31, 2023. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

31

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors” and “Corporate Governance-Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The disclosure of delinquent filers under Section 16(a) of the Exchange Act, if any, will be contained in the “Miscellaneous-Delinquent Section 16(a) Reports” section of our definitive proxy statement, to be filed in connection with our 2024 annual meeting of stockholders, and is incorporated herein by reference.

Audit Committee

We have a separately designated standing audit committee. Information about our audit committee (including its charter) and the audit committee financial expert will be contained in the “Corporate Governance-Meetings and Committees of the Board of Directors” section of our definitive proxy statement, to be filed in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the “Executive Compensation,” “Summary Compensation Table for 2022-2023,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “Retirement Benefits for 2023,” “Potential Payments Upon Termination or in Connection With a Change of Control,” “Director Compensation for 2023” and “Corporate Governance-Meetings and Committees of the Board of Directors-Compensation Committee” sections of our definitive proxy statement, to be filed in connection with our 2024 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement, to be filed in connection with our 2024 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” and “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” sections of our definitive proxy statement, to be filed in connection with our 2024 annual meeting of stockholders, and is incorporated herein by reference.

32

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

2. Exhibit List:

Number	Exhibit
2.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
4.1*	Description of the Company’s Registered Securities
4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
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
10.10+

Form of Non-Employee Director Restricted Share Unit Agreement under the 2017 Incentive Compensation Plan (September 2018) (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018)

10.11+

Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.12+

Form of Restricted Share Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.13+

Form of Restricted Stock Unit Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)

10.14+

Relocation Agreement, dated December 31, 2019, between the Company and Henry R. (Randy) Willis (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Timothy A. Vitou (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.16+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and William P. Kelly (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2019)

33

10.17+

Employment Agreement, executed March 20, 2019, by and between BK Technologies, Inc. and Randy Willis (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2019)

10.18+

Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 4, 2020)

10.19+

Employment Agreement, dated July 19, 2021, by and between BK Technologies, Inc., and John M. Suzuki (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2021)

10.20+

Separation Agreement and General Release, dated January 11, 2022, between William P. Kelly and BK Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2022)

10.21+

First Amendment to Employment Agreement, dated January 24, 2022, between John M. Suzuki and BK Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.22+

First Amendment to Employment Agreement, dated January 24, 2022, between Timothy A. Vitou and BK Technologies, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.23+

First Amendment to Employment Agreement, dated January 24, 2022, between Henry R. (Randy) Willis and BK Technologies, Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.24+

Employment Agreement dated effective November 7, 2022, between BK Technologies Corporation, BK Technologies, Inc. and Scott A. Malmanger (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2022)

10.25+

Separation Agreement and General Release between the Company and Mr. Vitou dated October 12, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 13, 2023)

10.26

Invoice Purchase and Security Agreement, dated November 22, 2022, between BK Technologies, Inc., RELM Communications, Inc., and Alterna Capital Solutions LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2022)

10.27

Guaranty, dated November 22, 2022, by BK Technologies, Inc., and RELM Communications, Inc., in favor of Alterna Capital Solutions LLC (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2022)

10.28

Commercial Guaranty, dated November 22, 2022, by BK Technologies Corporation in favor of Alterna Capital Solutions LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 30, 2022)

10.29	Master Supply Agreement between the Company and East West dated November 6, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2023)
10.30	Transition Services Agreement between the Company and East West dated November 6, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2023)
10.31	Stock Purchase Agreement dated November 6, 2023, between Company and East West (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2023)
10.32	Warrant dated November 6, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2023)
10.33	Sales Agreement, dated January 31, 2023, by and between the Company and ThinkEquity LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 31, 2023)
21*	Subsidiaries of the Company
23.1*	Consent of MSL, P.A. relating to the Company’s Registration Statements on Form S-8 (Registration No. 333-274799, Registration No. 333-218765, and Registration No. 333-147354)
24	Power of Attorney (included on signature page)
31.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

97.1*	BK Technologies Corporation Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
104*	XBRL Cover Page Interactive Data File

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

34

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

SIGNATURE	TITLE	DATE

/s/ Joshua S. Horowitz	Chairman of the Board	March 14, 2024
Joshua S. Horowitz

/s/ John M. Suzuki	President and Chief Executive Officer (Principal Executive Officer), and Director	March 14, 2024
John M. Suzuki

/s/ Scott A. Malmanger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2024
Scott A. Malmanger

/s/ E. Gray Payne	Director	March 14, 2024
E. Gray Payne

/s/ Charles T. Lanktree	Director	March 14, 2024
Charles T. Lanktree
/s/ R. Joseph Jackson	Director	March 14, 2024
R. Joseph Jackson
/s/ Lloyd R. Sams	Director	March 14, 2024
Lloyd R. Sams

35