Form 10-Q
period 2024-03-31
BK Technologies Corp
filed 2024-05-09
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 3,529,712 shares of common stock, $0.60 par value, of the registrant outstanding as of May 1, 2024.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2024	December 31, 2023

ASSETS

Current assets:
Cash and cash equivalents	$3,296	$3,456
Trade accounts receivable, net	11,467	7,902
Inventories, net	22,543	23,952
Prepaid expenses and other current assets	1,991	1,892
Total current assets	39,297	37,202

Property, plant and equipment, net	5,174	5,366
Operating lease right-of-use (ROU) assets	1,448	1,560
Investments	—	742
Deferred tax assets, net	4,116	4,116
Capitalized product development cost	147	—
Other assets	397	422
Total assets	$50,579	$49,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,067	$9,822
Accrued compensation and related taxes	1,577	1,302
Accrued warranty expense	774	722
Accrued other expenses and other current liabilities	371	363
Short-term operating lease liabilities	536	525
Credit facility	7,338	6,476
Notes payable-current portion	48	71
Deferred revenue	1,239	1,137
Total current liabilities	20,950	20,418

Long-term operating lease liabilities	1,122	1,260
Deferred revenue	6,990	6,419
Total liabilities	29,062	28,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 3,871,792 and 3,867,082 issued and 3,529,712 and 3,577,002 outstanding shares as of March, 31, 2024 and December 31, 2023, respectively	2,323	2,320
Additional paid-in capital	48,775	48,602
Accumulated deficit	(23,528)	(24,209)
Treasury stock, at cost, 342,080 and 290,080 shares as of March 31, 2024, and December 31, 2023, respectively	(6,053)	(5,402)
Total stockholders’ equity	21,517	21,311
Total liabilities and stockholders’ equity	$50,579	$49,408

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Sales, net	$18,231	$18,721
Expenses
Cost of products	11,943	13,826
Selling, general and administrative	5,305	5,882
Total operating expenses	17,248	19,708

Operating income (loss)	983	(987)

Other (expense) income:
Net interest (expense)	(174)	(144)
Loss on investments	(91)	(113)
Gain on disposal of property, plant and equipment	2	—
Other (expense)	(18)	(26)
Total other (expense), net	(281)	(283)

Income (loss) before income taxes	702	(1,270)
Provision for income tax (expense)	(21)	—

Net income (loss)	$681	$(1,270)

Net income (loss) per share-basic:	$0.19	$(0.37)
Net income (loss) per share-diluted:	$0.19	$(0.37)
Weighted average shares outstanding-basic:	3,538,507	3,396,949
Weighted average shares outstanding-diluted:	3,554,439	3,396,949

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating activities
Net income (loss)	$681	$(1,270)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Inventories allowances	6	(86)
Depreciation and amortization	407	378
Share-based compensation expense-stock options	55	58
Share-based compensation expense-restricted stock units	121	69
Loss on investments	91	113
Changes in operating assets and liabilities:
Trade accounts receivable	(3,565)	(174)
Inventories	1,403	(637)
Prepaid expenses and other current assets	(100)	152
Capitalized product development cost	(147)	—
Other assets	24	(244)
ROU assets and lease liabilities	(15)	(12)
Accounts payable	(755)	1,172
Accrued compensation and related taxes	275	430
Accrued warranty expense	52	78
Deferred revenue	673	820
Accrued other expenses and other current liabilities	8	(289)
Net cash (used in) provided by operating activities	(786)	558

Investing activities
Purchases of property, plant, and equipment	(214)	(592)
Net cash used in investing activities	(214)	(592)

Financing activities
Proceeds from common stock issuance	—	15
Proceeds from the credit facility and notes payable	15,029	20,809
Repayment of the credit facility and notes payable	(14,189)	(19,885)
Net cash provided by financing activities	840	939

Net change in cash and cash equivalents	(160)	905
Cash and cash equivalents, beginning of period	3,456	1,918
Cash and cash equivalents, end of period	$3,296	$2,823

Supplemental disclosure
Cash paid for interest	$202	$154
Non-cash financing activity
Common stock issued under restricted stock units	$47	$31

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations for the three months ended March 31, 2024, and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024, and 2023, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024. The results of operations for the three months ended March 31, 2024, and 2023, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of March 31, 2024, and December 31, 2023, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Effective September 14, 2022, the Company had an investment in Series B common membership interests of FG Financial Holdings, LLC (“FG Holdings LLC”). As further discussed in Note 7, the Company recorded the investment according to guidance provided by ASC 820 “Fair Value Measurement”, as the Company did not have a controlling financial interest in, nor exerted significant influence over the activities of FG Holdings LLC. The investment in Series B common membership interests of FG Holdings LLC was reported using net asset value (“NAV”) of interests held by the Company at period-end. The NAV was calculated using the observable fair value of the underlying stock of FG Financial Group, Inc. (Nasdaq: FGF) held by FG Holdings LLC, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in operating agreement of FG Holdings LLC. The NAV was used as a practical expedient and was not classified within the fair value hierarchy.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of the Company’s Common Stock, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Liquidity

The Company incurred operating losses during 2023 and 2022 and reported negative cash flows from operations during 2022. The Company’s operating results were significantly impacted by the worldwide shortages of materials, particularly semiconductors and integrated circuits, extended lead times, and increased costs and inventory levels for certain components in 2022 with improvement to pre-COVID pandemic levels through the fiscal year 2023.

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”), providing for a one-year line of credit with total maximum funding up to $15 million (the “Line of Credit”). On November 22, 2023, the IPSA was renewed for one more year, and is expected to be renewed in November 2024. The Company used funds obtained from the Line of Credit to replace the JPMC Credit Agreement (defined below) (see Note 12).

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including financial assets arising from revenue transactions, such as accounts receivable. The new expected credit loss methodology, which is based on a combination of historical experience, current conditions, and reasonable and supportable forecasts, replaced the incurred loss model for measuring and recognizing expected credit losses. This ASU is effective for the Company for 2023, and management incorporated this guidance into its methodology for estimating its accounts receivable allowances. Based on historical trends, the financial condition of the Company’s customers, and management’s expectations of economic and industry factors affecting the Company’s customers, the adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

Note 2. Significant Events and Transactions

On November 6, 2023, the Company entered into a Master Supply Agreement (the “MSA”) and Transition Services Agreement (the “TSA,” and together with the MSA, the “Agreements”) with East West Manufacturing, LLC, a Georgia limited liability company (“East West”). Pursuant to the Agreements, the Company will transition its West Melbourne, Florida manufacturing activities to East West’s facilities, and East West will become the exclusive third-party manufacturer of the Company’s radio product line under a three-year arrangement. In connection with the Agreements, the Company and East West entered into a Stock Purchase Agreement (the “SPA”), pursuant to which East West purchased 77,520 shares of the Company’s common stock (the “BKTI Stock”) for an investment of $1,000. The number of shares of BKTI Stock was determined based upon a price per share of $12.90,which is equal to the average of the closing price of BKTI Stock on the NYSE American exchange for the 30 most recent trading days prior to November 6, 2023, rounded up to the nearest whole number of shares.

Additionally, East West purchased a warrant (“Warrant”), with a five-year term to purchase up to 135,300 shares of the Company’s common stock at an exercise price per share of $15.00. The consideration for the Warrant is payment equal to (a) One Million Dollars ($1,000) minus (b) (i) the amount of any outstanding accounts payable by Company to East West and (ii) the amount of any excess or obsolete inventory of Company currently held by East West (solely to the extent not otherwise taken into account pursuant to the MSA or any other agreement between the Company and East West). The payment included a $950 reduction in accounts payable and $50 in cash. The BKTI Stock, the Warrant and the shares issuable upon exercise of the Warrant are deemed to be issued to an accredited investor in a private placement exempt from the registration pursuant to Section 4(a)(2) of the Securities Act of1933, as amended (“Securities Act”). The Company’s reliance upon Section 4(a)(2) of the Securities Act is based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there will be no subsequent or contemporaneous public offerings of the Warrant or the shares underlying the Warrant by the Company; and (d) the negotiations for the sale of the securities took place directly between East West and the Company.

Note 3. Allowance for Credit Losses

The allowance for credit losses on trade receivables was approximately $50 on gross trade receivables of $11,517 and $7,952 as of March 31, 2024, and December 31, 2023, respectively. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition. The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. Based on information available, management believes the allowance for credit losses as of March 31, 2024 and December 31, 2023 is adequate.

Note 4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	March 31, 2024	December 31, 2023
Finished goods	$4,042	$4,622
Work in process	7,053	8,275
Raw materials	11,448	11,055
	$22,543	$23,952

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,333 as of March 31, 2024, compared with approximately $1,838 as of December 31, 2023.

Note 5. Income Taxes

The Company has recorded $21 tax expense for the three months ended March 31, 2024. The Company recorded no tax expense or benefit for the three months ended March 31, 2023.

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

As of March 31, 2024, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $4,398 as of March 31, 2024, and December 31, 2023, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2024.

Note 6. Capitalized Product Development Costs

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other”, under which certain LMR multi-band radio development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized product development costs are $147 as of March 31, 2024.

Note 7. Investments

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of the Company’s Common Stock, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

The investment in the Series B common membership interests of FG Holdings LLC was measured using the NAV practical expedient in accordance with ASC 820 Fair Value Measurement and has not been classified within the fair value hierarchy. FG Holdings LLC invests in the common and preferred stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”). FG Holdings LLC’s structure provides for Series A preferred interests, which accrue a return of eight percent per annum and receive 20% of positive profits with respect to the total return in the capital provided by the holders of Series A preferred membership interests. The Series B common membership interests receive cumulative distributions equal to the aggregate capital contributions by the Series B common membership interest equal to the total return on capital provided by the Series B common membership interests. Series B common membership interests also receive an additional return equal to 1.5 times the Series A of positive profits described above. There is no defined redemption frequency, and the Company could not redeem or transfer its investment without the prior written consent of FG Holdings LLC' managers, who were related parties. Distributions could be made to members at such times and amounts as determined by the managers, and were based on the most recent NAV. The Company did not have any unfunded commitments related to this investment.

As of December 31, 2023, the members and affiliates of FG Holdings LLC beneficially owned in the aggregate 5,666,111 shares of FGF’s common stock, representing approximately 55% of FGF’s outstanding shares. Additionally, FG and its affiliates constitute the largest stockholder of the Company. Mr. Kyle Cerminara, who served as a director of the Company and chairman of the Board of Directors until December 14, 2023, is Chief Executive Officer, Co-Founder, and Partner of FG and serves as chairman of the board of directors of FG Group Holdings Inc., the entity that is a majority Series B member in FG Holdings LLC. Mr. Cerminara also serves as a manager of FG Holdings, LLC and chairman of the board of directors of FGF.

Note 8. Stockholders’ Equity

Effective on April 21, 2023, the Company filed a Certificate of Change to the Articles of Incorporation to effect the Reverse Stock Split (see Note 1). All share and per share information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

The changes in condensed consolidated stockholders’ equity for the three months ended March 31, 2024, and 2023, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311
Common stock issued under restricted stock units	4,710	3	(3)	—	—	—
Share-based compensation expense-stock options	—	—	55	—	—	55
Share-based compensation expense-restricted stock units	—	—	121	—	—	121
Treasury shares	—	—	—	—	(651)	(651)
Net income	—	—	—	681	—	681
Balance at March 31, 2024	3,871,792	$2,323	$48,775	$(23,528)	$(6,053)	$21,517

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2022	3,686,939	$2,212	$45,304	$(21,979)	$(5,402)	$20,135
Common stock issued	858	1	14	—	—	15
Common stock issued under restricted stock units	1,920	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	58	—	—	58
Share-based compensation expense-restricted stock units	—	—	69	—	—	69
Net loss	—	—	—	(1,270)	—	(1,270)
Balance at March 31, 2023	3,689,717	$2,214	$45,444	$(23,249)	$(5,402)	$19,007

Note 9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income (loss) for basic and diluted earnings per share	$681	$(1,270)
Denominator for basic income (loss) per weighted average shares	3,538,507	3,396,949
Effect of dilutive securities:
Options and restricted stock units	15,932	—
Denominator for diluted income (loss) per weighted average shares	3,554,439	3,396,949
Basic income (loss) per share	$0.19	$(0.37)
Diluted income (loss) per share	$0.19	$(0.37)

Approximately 255,500 stock options and 0 restricted stock units for the three months ended March 31, 2024, and 198,300 stock options and 41,129 restricted stock units for the three months ended March 31, 2023, were excluded from the calculation because they were anti-dilutive.

Note 10. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $55 for the three months ended March 31, 2024, compared with $58 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2024, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Note 10. Non-Cash Share-Based Employee Compensation (continued)

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2024, is presented below:

	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
As of January 1, 2024
Outstanding	202,600	14.76	7.60	5.94	37,773
Vested	105,313	16.01	6.80	5.78	9,661
Nonvested	97,287	13.41	8.74	6.12	28,112

Period activity
Issued	110,900	12.27	—	7.26	—
Exercised	—	—	—	—	—
Forfeited	26,000	16.45	—	7.04	—
Expired	—	—	—	—	—

As of March 31, 2024
Outstanding	287,500	13.65	8.43	6.35	488,491
Vested	95,660	15.28	6.91	5.27	105,238
Nonvested	191,840	12.83	9.19	6.89	383,253

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $121 for the three months ended March 31, 2024, compared with $69 for the same period last year.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

	Number of Shares	Weighted Average Grant Date Price per Share
Unvested as of January 1, 2024	19,587	$13.22
Granted	41,385	12.01
Vested and issued	(4,710)	10.00
Cancelled/forfeited	-	-
Unvested as of March 31, 2024	56,262	$11.66

Note 11. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings using the latest information available, on a quarterly basis. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of March 31, 2024.

Note 11. Commitments and Contingencies (continued)

Purchase Commitments

As of March 31, 2024, the Company had purchase commitments for inventory totaling approximately $12,308.

Significant Customers

Sales to United States government agencies represented approximately $9,830 (53.9%) of the Company’s net total sales for the three months ended March 31, 2024, compared with approximately $8,644 (46.2%) for the same period last year. Accounts receivable from agencies of the United States government were $5,941 as of March 31, 2024, compared with approximately $3,412 at the same date last year.

Geopolitical Tensions and COVID-19

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Russia and Ukraine, and in the Middle East. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflict in both of these regions could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. While the impacts of COVID-19 are reflected in our results of operations for 2023 and 2022 respectively, we cannot separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our supply chain and geopolitical factors to our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the geopolitical factors on the global economy, which are uncertain and cannot be predicted at this time.

Note 12. Debt

Credit Facilities

On November 22, 2022, the Subsidiaries entered into the IPSA with Alterna. On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the IPSA to, among other things, provide a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance. The IPSA, which provides for a one-year Line of Credit with a maximum capacity of up to $15 million, unless canceled by either party, as provided in the agreement, was renewed in November 2023. The Line of Credit bears an interest rate of Prime plus 1.85%. The effective borrowing rate under the IPSA was 10.35% as of March 31, 2024. Interest and related servicing fees for the three months ended March 31, 2024, was approximately $201. Under the arrangement, the Company may transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash. Generally, at the transfer date, the Company may receive cash equal to approximately 85% of the value of the transferred receivables. The Company accounts for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable.

The Company used approximately $4.5 million of IPSA funding to repay the outstanding balance of the previous credit facility with JP Morgan Chase Bank, N.A. (“JPMC”), which expired on January 31, 2023.

 During the three months ended March 31, 2024, the Company transferred receivables having an aggregate face value of $17.5 million to the conduit and received proceeds of $15.0 million, which also includes draws on available inventory funding. There were no losses incurred on these transfers during the three months ended March 31, 2024.

 As of March 31, 2024, the outstanding borrowings under the IPSA were approximately $7.3 million and the outstanding principal amount of receivables transferred under the IPSA amounted to $11.0 million.

Note 12. Debt (continued)

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

The following table summarizes the notes payable principal repayments subsequent to March 31, 2024:

March 31, 2024
Remaining nine months of 2024	$48
Thereafter	—
Total payments	$48

Note 13. Leases

The Company accounts for its leasing arrangements in accordance with Topic 842, “Leases.” The Company leases manufacturing and office facilities and equipment under operating leases and determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has an expiration date of September 30, 2027. Annual rental, maintenance, and tax expenses for the facility are approximately $491.

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. Annual rental, maintenance, and tax expenses for the facility will be approximately $196 for the first year, increasing by approximately 3% for each subsequent 12-month period.

Note 13. Leases (continued)

Lease costs consisted of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$135	$136
Short-term lease cost	—	—
Variable lease cost	33	33
Total lease cost	$168	$169

Note 13. Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$150	$148
Operating cash flows (liability reduction)	$127	$118

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Other information related to operating leases was as follows:

March 31, 2024
Weighted average remaining lease term (in years)	3.02
Weighted average discount rate	5.50%
Maturity of lease liabilities as of March 31, 2024, were as follows:

March 31, 2024
Remaining nine months of 2024	$458
2025	618
2026	479
2027	242
Total payments	1,797
Less: imputed interest	(139)
Total present value of lease liability	$1,658

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged,” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our SaaS and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated SaaS products, and our new multiband radio product and other related products in the planned new BKR Series product line; competition in the LMR industry; general economic and business conditions, including federal, state, and local government budget deficits and spending limitations; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contacts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws, and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers, and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; rising health care costs; our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies; our inventory and debt levels; protection of our intellectual property rights; fluctuation in our operating results and stock price; acts of war or terrorism, natural disasters and other catastrophic events; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems; availability of adequate insurance coverage; maintenance of our NYSE American listing; risks related to being a holding company; and the effect on our stock price and ability to raise capital through future sales of shares of our common stock.

Although we believe that the plans, objectives, expectations, and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations, and prospects will be achieved. Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. We do not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except as required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that we may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our subsequent filings with the SEC, and include, among others, the following:

•	changes or advances in technology;

•

our business is dependent on U.S. Government contracts, which are highly regulated and subject to terminations and oversight audits by U.S. Government representatives that could result in adverse findings and negatively impact our business;

•	we depend on the success of our LMR product line;

•

successful introduction of new products and technologies, including our ability to successfully develop and sell our new multiband product and other related products in the planned new BKR Series product line and our SaaS solution;

•	engaged in a highly competitive industry;

•

general economic and business conditions, including federal, state and local government budget deficits and spending limitations, and the ongoing effects of inflation, rising interest rates, bank failures, supply-chain constraints, ongoing geopolitical conflicts, and related sanctions;

•	the availability, terms, and deployment of capital;

•	reliance on contract manufacturers and suppliers;

•	risks associated with fixed-price contracts;

•	changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us;

•	allocations by government agencies among multiple approved suppliers under existing agreements;

•

operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts in Russia, Ukraine, and the Middle East. Our business, financial condition, and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or any other geopolitical tensions;

•	our ability to comply with changes in U.S. federal, state, and local and foreign tax law could adversely affect our business and financial condition;

•	our ability to attract and retain executive officers, skilled workers, and key personnel;

•	our ability to manage our growth;

•	our ability to identify potential candidates and consummate acquisition, disposition, or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

•	the impact of general business conditions, including those resulting from inflation, rising interest rates, bank failures, ongoing geopolitical conflicts, and related sanctions on the companies in which we hold investments;

•	impact of our capital allocation strategy;

•	risks related to maintaining our brand and reputation;

•	impact of government regulation;

•	rising health care costs;

•	our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies, as well as any further impact resulting from inflation, rising interest rates, bank failures, ongoing geopolitical conflicts, and related sanctions;

•	cyber-attacks and other security threats and disruptions could have a material adverse effect on our business;

•	our inventory and debt levels;

•	protection of our intellectual property rights;

•	fluctuation in our operating results and stock price;

•	acts of war or terrorism, natural disasters, public health crises, and other catastrophic events;

•	any infringement claims;

•	data security breaches, cyber-attacks, and other factors impacting our technology systems;

•	availability of adequate insurance coverage;

•	we may not be able to maintain our NYSE American listing;

•	as a holding company, BK Technologies Corporation is dependent on the operations and funds of its subsidiaries; and

•	the effect on our stock price and ability to raise capital through future sales of shares of our common stock.

We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions, or otherwise after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Reported dollar amounts in the management’s discussion and analysis (“MD&A”) section of this report are disclosed in millions or as whole dollar amounts.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements, and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024.

Executive Summary

BK Technologies Corporation (NYSE American: BKTI) (together with its wholly owned subsidiaries, “BK,” the “Company,” “we,” or “us”) is a holding company that, through BK Technologies, Inc., its operating subsidiary, provides public safety-grade communications products and services which make first responders safer and more efficient. All operating activities described herein are undertaken by our operating subsidiary.

In business for over 70 years, BK operates two business units through its operating subsidiary, BK Technologies, Inc.: Radio and SaaS.

The Radio business unit designs, manufactures, and markets American-made wireless communications products consisting of two-way LMRs. Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve the government markets, including, but not limited to, emergency response, public safety, homeland security, and military customers of federal, state, and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature-rich, Project 25-compliant radio at a lower cost relative to comparable offerings.

The SaaS business unit focuses on delivering innovative, public safety smartphone applications that operate ubiquitously over public cellular networks. Our BKRplay-branded smartphone application will offer multiple services that make first responders safer and more efficient. When tethered to our radios, the combined solution will offer a unique capability which increases the sales reach of our radios.

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

Our principal executive offices are located at 7100 Technology Drive, West Melbourne, Florida 32904, and our telephone number is (321) 984-1414.

Customer demand and orders for our products were strong during 2022 and 2023 and continued during the first quarter 2024. Our backlog of unshipped customer orders was approximately $19.0 million and $16.0 million as of March 31, 2024, and December 31, 2023, respectively. Changes in the backlog are attributed primarily to the timing of orders and their fulfillment.

For the three months ended March 31, 2024, sales decreased approximately 2.6% to approximately $18.2 million, compared with $18.7 million for the prior year period. The decrease was attributed primarily to the $27.0 million backlog as of December 31, 2022, carried into 2023, due to the 2022 supply chain disruptions. Gross profit margins as a percentage of sales for the three months ended March 31, 2024, were 34.5%, compared with 26.1% for the prior comparative quarter, generally reflecting improvement in material, component, and freight costs. Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2024, totaled approximately $5.3 million (29.1% of sales), compared with $5.9 million (31.4% of sales) in the same period of last year. We recognized operating income for the three months ended March 31, 2024, of approximately $1.0 million, compared with an operating loss of approximately $1.0 million for the same period for the prior year.

For the three months ended March 31, 2024, we recognized other expenses, net totaling approximately $0.3 million, primarily attributed to interest expense on our Line of Credit and a net realized loss from our investment in FG Holdings LLC. This compares with other expenses, net totaling $0.3 million for the same period last year, which included interest expense and an unrealized loss on the investment in FG Holdings LLC.

For the three months ended March 31, 2024, the pretax income totaled approximately $0.7 million, compared with pretax loss of approximately $1.3 million for same period of the prior year.

We recognized a tax expense of $21,000 for the three-month period ended March 31, 2024, and no tax expense for the same periods of the prior year.

The net income for the three months ended March 31, 2024, totaled approximately $0.7 million ($0.19 per basic and diluted share), compared with a net loss of approximately $1.3 million ($0.37 per basic and diluted share) for the same period last year. The primary factors for the improvement for the three months ended March 31, 2024, compared to the same period last year, were lower raw material and freight costs related to easing of electronic component shortages from supply chain disruptions.

As of March 31, 2024, working capital totaled approximately $18.4 million, of which $14.8 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $16.8 million at 2023 year-end, which included $11.4 million of cash, cash equivalents, and trade receivables.

Available Information

Our Internet website address is www.bktechnologies.com. We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the SEC). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, and other corporate governance policies are available on our website under “Investor Relations.” The information contained on our website is not incorporated by reference in this report. A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department by submitting a written request to bktechnologies@imsinvestorrelations.com or calling (203) 972-9200. Additional information regarding our investor relations department can be found on our website. All reports that the Company files with or furnishes to the SEC are also available free of charge via the SEC’s website at http://www.sec.gov.

First Quarter Summary

Customer demand and new orders for our products of $22.3 million continued to be strong during the three months ended March 31, 2024, compared to $13.8 million for the same period of the prior year.

Overall, for the first quarter 2024, sales decreased 2.6% to approximately $18.2 million, compared with approximately $18.7 million of sales for the first quarter last year. Gross profit margin as a percentage of sales for the first quarter of 2024 was approximately 34.5%, compared with 26.1% for the same period of last year, generally reflecting improvements in supply chain material costs and freight compared to the first quarter last year. Selling, general, and administrative (“SG&A”) expenses for the first quarter of 2024 totaled approximately $5.3 million, which was 9.8% lower than the SG&A expenses of approximately $5.9 million for the first quarter last year. The decrease in SG&A expenses is attributed primarily to development and marketing initiatives for the BKR 9000 product in the first quarter of 2023. These factors yielded an operating income of approximately $1.0 million for the three-month period ended March 31, 2024, compared with an operating loss of approximately $1.0 million for the same quarter last year, with improvement primarily due to material costs related to supply chain challenges for the same period last year.

For the first quarter of 2024, we recognized a net realized loss totaling approximately $0.1 million on our investment in FG Holdings, LLC. This compares with an unrealized loss of approximately $0.1 million on the investment in FG Holdings, LLC, for the first quarter of last year.

Net income for the three months ended March 31, 2024, was approximately $0.7 million ($0.19 per basic and diluted share), compared with a net loss of approximately $1.3 million ($0.37 per basic and diluted share) for the same quarter last year.

As of March 31, 2024, working capital totaled approximately $18.4 million, of which approximately $14.8 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2023, working capital totaled approximately $16.8 million, of which approximately $11.4 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended
	March 31, 2024	March 31, 2023
Sales	100.0%	100.0%
Cost of products	(65.5)	(73.9)
Gross margin	34.5	26.1
Selling, general and administrative expenses	(29.1)	(31.4)
Other expense, net	(1.6)	(1.5)
Income (loss) before income taxes	3.8	(6.8)
Income tax (expense)	(0.1)	--
Net income (loss)	3.7%	(6.8)%

Net Sales

For the first quarter ended March 31, 2024, net sales decreased 2.6% to approximately $18.2 million, compared with approximately $18.7 million for the same quarter last year. Customer demand and orders for our products continued to be strong, reflecting the acceptance by the marketplace for our BKR 5000, as well as BKR 9000 product introduced in 2023. The supply chain issues experienced in 2022 and to a lesser extent in 2023 have diminished significantly, but the precise impact on sales and shipments for 2024 cannot be quantified.

Sales for the first quarter ended March 31, 2024, were attributed primarily to federal wildland fire-related agencies and certain state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the first quarter was our BKR 5000 portable radio and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts on our supply chain as a result of various electronic component suppliers. We believe that the BKR Series products should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

While the potential impacts of the current inflationary environment and ongoing geopolitical conflict and related sanctions in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2024, were approximately 34.5% compared with 26.1% for the same quarter last year. Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes, and pricing. Gross profit margins for the quarter ended March 31, 2024, increased compared with the same period last year, primarily due to improvement in material costs, including electronic components and to a lesser degree, easing of escalated freight costs.

During the year ended December 31, 2023, worldwide shortages of materials, including semiconductors and integrated circuits resulted in limited supplies, which in turn, extended lead times and resulted in higher costs for certain components used in our products. While the progression and duration of these shortages is not known with certainty, we monitored a number of critical components for product cost improvement and have experienced improvement to pre-pandemic levels. We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. However, we may encounter new product cost and competitive pricing pressures in the future and the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the quarter ended March 31, 2024, totaled approximately $5.3 million (29.1% of sales), compared with approximately $5.9 million (31.4% of sales) for the same quarter last year.

Engineering and product development expenses for the first quarter of 2024 totaled approximately $2.1 million (11.4% of sales), compared with approximately $2.4 million (12.9% of sales) for the same quarter of last year. The decrease in engineering expenses is attributed primarily to product design and development activities in the first quarter of 2023, particularly for the new BKR 9000 series radio introduced during the second quarter 2023. Most of these activities are being performed by our internal engineering team and are their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and certain component lead times in coming months and quarters.

Marketing and selling expenses for the first quarter of 2024 totaled approximately $1.5 million (8.4% of sales), compared with approximately $1.5 million (8.2% of sales) for the first quarter last year.

Other general and administrative expenses for the first quarter of 2024 totaled approximately $1.7 million (9.3% of sales), compared with approximately $1.9 million (10.3% of sales) for the same period last year. The decrease in general and administrative expenses for the three months ended March 31, 2024, is attributed primarily to non-recurring nature of corporate expenses related to the at-the-market capital raise (ATM) and reverse stock split strategic initiatives during the first quarter of 2023.

Operating Income (Loss)

The operating income for the quarter ended March 31, 2024, totaled approximately $1.0 million (5.4% of sales), compared with an operating loss of approximately $1.0 million (5.3% of sales) for last year’s first quarter. The operating income for the three months ended March 31, 2023, is attributed to higher gross profit margins related to improved material costs due to cost reduction efforts and supply chain improvements.

Other (Expense) Income

We recorded net interest expense of approximately $174,000 for the quarter ended March 31, 2024, compared with approximately $144,000 for the first quarter of last year. Net interest expense was primarily the result of our Line of Credit.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of the Company’s Common Stock, with an approximate fair value of $650,000 on the date of the transaction and recorded a realized loss of $91,000 on the investment during the first quarter of 2024, compared to an unrealized loss of $113,000 for the first quarter of 2023. The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Income Taxes

We recorded a tax expense of $21,000 for the three months ended March 31, 2024, compared with no income tax provision for the same period last year.

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

As of March 31, 2024, our net deferred tax assets totaled approximately $4.1 million and were primarily derived from research and development tax credits, operating loss carryforwards, and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $4.4 million as of March 31, 2024, and December 31, 2023, respectively. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2024.

Liquidity and Capital Resources

For the three months ended March 31, 2024, net cash  used in operating activities totaled approximately $0.8 million, compared with cash provided by operating activities of approximately $0.6 million for the same period last year. Cash used in operating activities for the three months ended March 31, 2024, was primarily related to an increase in accounts receivable and decrease in accounts payable offset by reductions in inventory and net income. Cash provided by operating activities for the three months ended March 31, 2023, was primarily related to increased accounts payable and deferred revenues, partially offset by net loss.

For the first quarter of 2024, we had a net income of approximately $0.7 million, compared with a net loss of approximately $1.3 million for the same period last year. Accounts receivable increased approximately $3.6 million during the first quarter ended March 31, 2024, compared with an increase of approximately $0.2 million for last year’s first quarter, primarily due to timing of customer collections in the first quarter of 2024. Inventories decreased during the quarter ended March 31, 2024, by approximately $1.4 million compared with an increase of approximately $0.6 million for the same quarter last year. Accounts payable for the quarter ended March 31, 2024, decreased approximately $0.8 million, compared with an increase of approximately $1.2 million for last year’s first quarter, primarily due to material purchases. The decreases in inventories and accounts payable were attributed primarily to improvement of supply chain challenges from fiscal year 2022 and early fiscal 2023. Prepaid expenses increased during the first quarter by approximately $0.1 million compared with a decrease of $0.2 million for last year’s first quarter. Depreciation and amortization totaled approximately $0.4 million for the first quarter ended March 31, 2024, compared with approximately $0.4 million for last year’s first quarter. Depreciation and amortization are primarily related to manufacturing and engineering equipment. The realized loss on investments for the first quarter ended March 31, 2024, totaled approximately $0.1 million, compared with an unrealized loss of approximately $0.1 million for the first quarter last year. For additional information pertaining to our investments, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 7 (Investments) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the quarter ended March 31, 2024, totaled approximately $0.2 million, compared with approximately $0.6 million for last year’s first quarter. The cash used for both periods was attributed primarily to the purchase of engineering and manufacturing related equipment.

For the quarter ended March 31, 2024, cash of approximately $0.8 million was provided by financing activities, compared with cash provided by financing activities of approximately $0.9 million for last year’s first quarter. During the first quarter of 2024 we received cash of approximately $15.0 million from debt, net of repayments totaling approximately $14.2 million, while for last year’s first quarter, we received cash of approximately $20.8 million from debt, net of repayments totaling approximately $19.9 million.

Our cash and cash equivalents balance on March 31, 2024, was approximately $3.3 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our ISPA Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, which could be impacted by the current inflationary environment and current geopolitical tension, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

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

During the first quarter of 2024, the Company began development of the BKR series LMR multi-band mobile radio product. The Company accounts for the costs of LMR multi-band development in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other”. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product.

There were no other changes to our critical accounting policies during the three months ended March 31, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024. The Risk Factors set forth in the 2023 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2023 Form 10-K could materially adversely affect our business, financial condition, or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 21, 2021, the Company announced that the Board has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the first quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs

January 1–31, 2024	—	—	—	$5,000,000
February 1–29, 2024	—	—	—	$5,000,000
March 1–31, 2024	—	—	—	$5,000,000

Quarter Ended March 31, 2024	—	$—	—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 9, 2024	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 9, 2024	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

