Form 10-Q
period 2024-06-30
BK Technologies Corp
filed 2024-08-08
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 3,536,956 shares of common stock, $0.60 par value, of the registrant outstanding as of August 1, 2024.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS

Current assets:
Cash and cash equivalents	$2,981	$3,456
Trade accounts receivable, net	11,528	7,902
Inventories, net	21,591	23,952
Prepaid expenses and other current assets	1,528	1,892
Total current assets	37,628	37,202

Property, plant and equipment, net	4,963	5,366
Operating lease right-of-use (ROU) assets	1,358	1,560
Investments	—	742
Deferred tax assets, net	4,116	4,116
Capitalized product development cost	430	—
Other assets	388	422
Total assets	$48,883	$49,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,785	$9,822
Accrued compensation and related taxes	1,629	1,302
Accrued warranty expense	807	722
Accrued other expenses and other current liabilities	544	363
Short-term operating lease liabilities	551	525
Credit facility	3,659	6,476
Notes payable-current portion	—	71
Deferred revenue	1,355	1,137
Total current liabilities	17,330	20,418

Long-term operating lease liabilities	1,002	1,260
Deferred revenue	7,145	6,419
Total liabilities	25,477	28,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 3,877,798 and 3,867,082 issued and 3,535,718 and 3,577,002 outstanding shares as of June 30, 2024 and December 31, 2023, respectively	2,327	2,320
Additional paid-in capital	48,996	48,602
Accumulated deficit	(21,864)	(24,209)
Treasury stock, at cost, 342,080 and 290,080 shares as of June 30, 2024, and December 31, 2023, respectively	(6,053)	(5,402)
Total stockholders’ equity	23,406	21,311
Total liabilities and stockholders’ equity	$48,883	$49,408

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sales, net	$20,254	$18,996	$38,485	$37,717
Expenses
Cost of products	12,707	13,792	24,650	27,619
Selling, general and administrative	5,522	5,988	10,827	11,869
Total operating expenses	18,229	19,780	35,477	39,488

Operating income (loss)	2,025	(784)	3,008	(1,771)

Other (expense) income:
Net interest expense	(106)	(155)	(280)	(298)
Gain on disposal of property, plant and equipment	—	—	2	—
Loss on investments	—	(376)	(91)	(489)
Other expense	(35)	(25)	(53)	(52)
Total other (expense) income	(141)	(556)	(422)	(839)

Income (loss) before income taxes	1,884	(1,340)	2,586	(2,610)

Provision for income tax (expense)	(220)	—	(241)	—

Net income (loss)	$1,664	$(1,340)	$2,345	$(2,610)

Net income (loss) per share-basic:	$0.47	$(0.39)	$0.66	$(0.77)
Net income (loss) per share-diluted:	$0.47	$(0.39)	$0.66	$(0.77)
Weighted average shares outstanding-basic	3,529,910	3,402,280	3,534,209	3,400,624
Weighted average shares outstanding-diluted	3,564,170	3,402,280	3,559,305	3,400,624

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities
Net income (loss)	$2,345	$(2,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Inventories allowances	6	(86)
Allowance for credit losses on accounts receivable	122	—
Amortization of deferred finance and other assets	50	76
Depreciation and amortization	821	777
Share-based compensation expense-stock options	132	119
Share-based compensation expense-restricted stock units	269	132
Loss on investments	91	489
Changes in operating assets and liabilities:
Trade accounts receivable	(3,748)	1,427
Inventories	2,355	(719)
Prepaid expenses and other current assets	364	195
Capitalized product development cost	(430)	-
Other assets	34	(236)
ROU assets and lease liabilities	(30)	(24)
Accounts payable	(1,037)	(349)
Accrued compensation and related taxes	327	429
Accrued warranty expense	85	139
Deferred revenue	944	1,696
Accrued other expenses and other current liabilities	181	86
Net cash provided by operating activities	2,881	1,541

Investing activities
Purchases of property, plant, and equipment	(418)	(918)
Net cash used in investing activities	(418)	(918)

Financing activities
Proceeds from common stock issuance	—	50
Proceeds from the credit facility and notes payable	28,971	40,660
Repayment of the credit facility and notes payable	(31,909)	(40,563)
Net cash (used in) provided by financing activities	(2,938)	147

Net change in cash and cash equivalents	(475)	770
Cash and cash equivalents, beginning of period	3,456	1,918
Cash and cash equivalents, end of period	$2,981	$2,688

Supplemental disclosure
Cash paid for interest	$339	$322
Non-cash financing activity
Common stock issued under restricted stock units	$108	$57

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2024 and 2023

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations for the three and six months ended June 30, 2024, and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024, and 2023, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024. The results of operations for the three and six months ended June 30, 2024, and 2023, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of June 30, 2024, and December 31, 2023, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Effective September 14, 2022, the Company had an investment in Series B common membership interests of FG Financial Holdings, LLC (“FG Holdings LLC”). As further discussed in Note 7, the Company recorded the investment according to guidance provided by ASC 820 “Fair Value Measurement,” as the Company did not have a controlling financial interest in, nor exerted significant influence over the activities of FG Holdings LLC. The investment in Series B common membership interests of FG Holdings LLC was reported using the net asset value (“NAV”) of interests held by the Company at period-end. The NAV was calculated using the observable fair value of the underlying stock of FG Financial Group, Inc. (Nasdaq: FGF) held by FG Holdings LLC, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in the operating agreement of FG Holdings LLC. The NAV was used as a practical expedient and has not been classified within the fair value hierarchy.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) in FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for the Interests, the Company received 52,000 shares of the Company’s Common Stock, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Liquidity

On November 22, 2022, the Company’s subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”), providing for a one-year line of credit with total maximum funding up to $15 million (the “Line of Credit”). On November 22, 2023, the IPSA was renewed for one more year. The Company used funds obtained from the Line of Credit to replace the JPMC Credit Agreement (defined below) (see Note 12).

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhance disclosures about significant  segment expenses.  The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

Note 2. Significant Events and Transactions

On November 6, 2023, the Company entered into a Master Supply Agreement (the “MSA”) and Transition Services Agreement (the “TSA,” and together with the MSA, the “Agreements”) with East West Manufacturing, LLC, a Georgia limited liability company (“East West”). Pursuant to the Agreements, the Company will transition its West Melbourne, Florida manufacturing activities to East West’s facilities, and East West will become the exclusive third-party manufacturer of the Company’s radio product line under a three-year arrangement. In connection with the Agreements, the Company and East West entered into a Stock Purchase Agreement (the “SPA”), pursuant to which East West purchased 77,520 shares of the Company’s common stock (the “BKTI Stock”) for an investment of $1,000. The number of shares of BKTI Stock was determined based upon a price per share of $12.90, which is equal to the average of the closing price of BKTI Stock on the NYSE American for the 30 most recent trading days prior to November 6, 2023, rounded up to the nearest whole number of shares.

Additionally, East West purchased a warrant (“Warrant”), with a five-year term to purchase up to 135,300 shares of the Company’s common stock at an exercise price per share of $15.00. The consideration for the Warrant is payment equal to (a) One Million Dollars ($1,000) minus (b) (i) the amount of any outstanding accounts payable by Company to East West and (ii) the amount of any excess or obsolete inventory of Company currently held by East West (solely to the extent not otherwise taken into account pursuant to the MSA or any other agreement between the Company and East West). The payment included a $950 reduction in accounts payable and $50 in cash. The BKTI Stock, the Warrant and the shares issuable upon exercise of the Warrant are deemed to be issued to an accredited investor in a private placement exempt from the registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 3. Allowance for Credit Losses

The allowance for credit losses on trade receivables was approximately $122 and $50 on gross trade receivables of $11,650 and $7,952 as of June 30, 2024, and December 31, 2023, respectively. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, and current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition. The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. Based on information available, management believes the allowance for credit losses as of June 30, 2024 and December 31, 2023 is adequate.

Note 4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	June 30, 2024	December 31, 2023
Finished goods	$4,907	$4,622
Work in process	5,476	8,275
Raw materials	11,208	11,055
	$21,591	$23,952

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,333 as of June 30, 2024, compared with approximately $1,838 as of December 31, 2023.

Note 5. Income Taxes

The Company has recorded $220 and $241 tax expense for the three and six months ended June 30, 2024, respectively. The Company recorded no tax expense or benefit for the same periods last year.

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

As of June 30, 2024, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $4.4 million as of June 30, 2024, and December 31, 2023, respectively. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2024.

Note 6. Capitalized Product Development Costs

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR 9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized product development costs are $283 and $430 for the three and six months ended June 30, 2024, respectively.

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

As of December 31, 2023, the members and affiliates of FG Holdings LLC beneficially owned in the aggregate 5,666,111 shares of FGF's common stock, representing approximately 55% of FGF's outstanding shares. Additionally, FG and its affiliates constituted the largest stockholder of the Company. Mr. Kyle Cerminara, who served as a director of the Company and chairman of the Board of Directors until December 14, 2023, is Chief Executive Officer, Co-Founder, and Partner of FG and serves as chairman of the board of directors of FG Group Holdings Inc., the entity that is a majority Series B member in FG Holdings ILC. Mr. Cerminara also serves as a manager of FG Holdings, LLC and chairman of the board of directors of FGF.

Note 8. Stockholders’ Equity

Effective on April 21, 2023, the Company filed a Certificate of Change to the Articles of Incorporation to effect the Reverse Stock Split (see Note 1). All share and per share information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

The changes in condensed consolidated stockholders’ equity for the three and six months ended June 30, 2024, and 2023, are as follows:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311
Common stock issued under restricted stock units	4,710	3	(3)	—	—	—
Share-based compensation expense-stock options	—	—	55	—	—	55
Share-based compensation expense-restricted stock units	—	—	121	—	—	121
Treasury shares	—	—	—	—	(651)	(651)
Net income	—	—	—	681	—	(681
Balance at March 31, 2024	3,871,792	2,323	48,775	(23,528)	(6,053)	21,517
Common stock issued under restricted stock units	6,006	4	(4)	—	—	—
Share-based compensation expense-stock options	—	—	77	—	—	77
Share-based compensation expense-restricted stock units	—	—	148	—	—	148
Net income	—	—	—	1,664	—	1,664
Balance at June 30, 2024	3,877,798	$2,327	$48,996	$(21,864)	$(6,053)	$23,406

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2022	3,686,939	$2,212	$45,304	$(21,979)	$(5,402)	$20,135
Common stock issued	858	1	14	—	—	15
Common stock issued under restricted stock units	1,920	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	58	—	—	58
Share-based compensation expense-restricted stock units	—	—	69	—	—	69
Net loss	—	—	—	(1,270)	—	(1,270)
Balance at March 31, 2023	3,689,717	2,214	45,444	(23,249)	(5,402)	19,007
Common stock issue	2,661	2	33	—	—	35
Common stock issued under restricted stock units	1,920	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	61	—	—	61
Share-based compensation expense-restricted stock units	—	—	63	—	—	63
Net loss	—	—	—	(1,340)	—	(1,340)
Balance at June 30, 2023	3,694,298	$2,217	$45,600	$(24,589)	$(5,402)	$17,826

Note 9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income (loss) for basic and diluted earnings per share	$1,664	$(1,340)	$2,345	$(2,610)
Denominator for basic loss per share weighted average shares	3,529,910	3,402,280	3,534,209	3,400,624
Effect of dilutive securities:
Options and restricted stock units	34,260	—	25,096	—
Denominator for diluted income (loss) per share weighted average shares	3,564,170	3,402,280	3,559,305	3,400,624
Basic income (loss) per share	$0.47	$(0.39)	$0.66	$(0.77)
Diluted income (loss) per share	$0.47	$(0.39)	$0.66	$(0.77)

Approximately 137,600 stock options and 35,682  restricted stock units for the three and six months ended June 30, 2024, and 226,900 stock options and 41,129 restricted stock units for the three and six months ended June 30, 2023, were excluded from the calculation because they were anti-dilutive.

Note 10. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $77 and $132 for the three and six months ended June 30, 2024, respectively, compared with $61 and $119 for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three months ended June 30, 2024, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2024, is presented below:

As of January 1, 2024	Stock Options	Wgt. Avg. Exercise Price ($) Per Share	Wgt. Avg. Remaining Contractual Life (Years)	Wgt. Avg. Grant Date Fair Value ($) Per Share	Aggregate Intrinsic Value ($)
Outstanding	202,600	14.76	7.60	5.94	37,773
Vested	105,313	16.01	6.80	5.78	9,661
Nonvested	97,287	13.41	8.74	6.12	28,112

Period activity
Issued	115,900	12.31	—	7.29	—
Exercised	—	—	—	—	—
Forfeited	26,300	16.41	—	7.01	—
Expired	—	—	—	—	—

As of June 30, 2024
Outstanding	292,200	13.64	8.21	6.38	136,666
Vested	105,500	15.17	6.73	5.39	40,239
Nonvested	186,700	12.78	9.05	6.94	96,427

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $148 and $269 for the three and six months ended June 30, 2024, compared with $63 and $132 for the same periods last year.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

	Number of Shares	Weighted Average Grant Date Price per Share
Unvested as of January 1, 2024	19,587	$13.22
Granted	49,831	11.84
Vested and issued	(10,716)	10.09
Cancelled/forfeited	-	-
Unvested as of June 30, 2024	58,702	$12.61

Note 11. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings using the latest information available, on a quarterly basis. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of June 30, 2024.

Purchase Commitments

As of June 30, 2024, the Company had purchase commitments for inventory totaling approximately $13,346.

Significant Customers

Sales to United States government agencies represented approximately $6,154 (30.4%) and $15,984 (41.5%) of the Company’s net total sales for the three and six months ended June 30, 2024, respectively, compared with approximately $8,785 (46.2%) and $17,429 (46.2%), for the same periods last year. Accounts receivable from agencies of the United States government were $2,027 as of June 30, 2024, compared with approximately $2,412 at the same date last year.

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

Note 12. Debt

Credit Facilities

On November 22, 2022, the Subsidiaries entered into the IPSA with Alterna. On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the IPSA to, among other things, provide a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance. The IPSA, which provides for a one-year Line of Credit with a maximum capacity of up to $15 million, unless canceled by either party, as provided in the agreement, was renewed in November 2023. The Line of Credit bears an interest rate of Prime plus 1.85%. The effective borrowing rate under the IPSA was 10.35% as of June 30, 2024. Interest and related servicing fees for the three and six months ended June 30, 2024, were approximately $137 and $338, respectively. Under the arrangement, the Company may transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash. Generally, at the transfer date, the Company may receive cash equal to approximately 85% of the value of the transferred receivables. The Company accounts for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable.

The Company used approximately $4.5 million of IPSA funding to repay the outstanding balance of the previous credit facility with JP Morgan Chase Bank, N.A. (“JPMC”), which expired on January 31, 2023.

During the three and six months ended June 30, 2024, the Company transferred receivables having an aggregate face value of $17.9 and $35.4, respectively, to the conduit and received proceeds of approximately $14.0 and $29.0, respectively, which also includes draws on available inventory funding. There were no losses incurred on these transfers during the three and six months ended June 30, 2024.

As of June 30, 2024, the outstanding borrowings under the IPSA were approximately $3.7 million and the outstanding principal amount of receivables transferred under the IPSA amounted to $8.4 million.

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

On September 25, 2019, BK Technologies, Inc., a wholly owned subsidiary of the Company, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of manufacturing equipment. The loan was collateralized by the equipment purchased using the proceeds. The Master Loan Agreement was payable in 60 equal monthly principal and interest payments of approximately $8 beginning on October 25, 2019, was scheduled to mature on September 25, 2024, and bore a fixed interest rate of 5.11%.  This note payable was paid in full on June 24, 2024.

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

Lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$135	$136	$270	$272
Short-term lease cost	—	—	—	—
Variable lease cost	33	33	66	66
Total lease cost	$168	$169	$336	$338

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$150	$147	$300	$295
Operating cash flows (liability reduction)	$129	$119	$256	$237

ROU assets obtained in exchange for lease obligations:
Operating leases	$24	$—	$24	$—

Other information related to operating leases was as follows:

June 30, 2024
Weighted average remaining lease term (in years)	2.82
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2024, were as follows:

June 30, 2024
Remaining six months of 2024	$310
2025	623
2026	485
2027	248
2028	5
Thereafter	3
Total payments	1,674
Less: imputed interest	(121)
Total present value of lease liability	$1,553

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

The Radio business unit designs, manufactures, and markets wireless communications products consisting of two-way LMRs. Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

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

Customer demand and orders for our products were strong during 2022 and 2023 and continued during the first six months of 2024. Our backlog of unshipped customer orders was approximately $26.9 million and $16.0 million as of June 30, 2024, and December 31, 2023, respectively. Changes in the backlog are attributed primarily to the timing of orders and their fulfillment.

For the three months ended June 30, 2024, sales increased approximately 6.6% to approximately $20.3 million, compared with $19.0 million for the prior year period. The increase was attributed primarily to the shipments of BKR 9000 radio products and somewhat to increased radio accessory sales. Gross profit margins as a percentage of sales for the three months ended June 30, 2024, were 37.3%, compared with 27.4% for the prior comparative quarter, generally reflecting product sales mix and improvement in material, component, and freight costs. Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2024, totaled approximately $5.5 million (27.3% of sales), compared with $6.0 million (31.5% of sales) in the same period of last year. We recognized operating income for the three months ended June 30, 2024, of approximately $2.0 million, compared with an operating loss of approximately $0.8 million for the same period for the prior year.

For the three months ended June 30, 2024, we recognized other expenses, net totaling approximately $0.1 million, primarily attributed to interest expense on our Line of Credit. This compares with other expenses, net totaling $0.6 million for the same period last year, which included an unrealized loss on the investment in FG Holdings LLC and interest expense on the Line of Credit.

For the three months ended June 30, 2024, the pretax income totaled approximately $1.9 million, compared with pretax loss of approximately $1.3 million for same period of the prior year.

We recognized a tax expense of $220 for the three-month period ended June 30, 2024, and no tax expense for the same period of the prior year.

The net income for the three months ended June 30, 2024, totaled approximately $1.7 million ($0.47 per basic and diluted share), compared with a net loss of approximately $1.3 million ($0.39 per basic and diluted share) for the same period last year. The primary factors for the improvement for the three months ended June 30, 2024, compared to the same period last year, were product sales mix and lower raw material and freight costs related to cost reduction efforts and easing of electronic component shortages from supply chain disruptions.

As of June 30, 2024, working capital totaled approximately $20.3 million, of which $14.5 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $16.8 million at 2023 year-end, which included $11.4 million of cash, cash equivalents, and trade receivables.

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

Second Quarter and Six Months Summary

Customer demand and orders for our products of $28.2 million continued to be strong during the three months ended June 30, 2024, compared to $20.8 million for the same period of the prior year.  Customer demand and orders for our products of $50.5 million continued to be strong during the six months ended June 30, 2024, compared to $34.6 million for the same period of the prior year.

For the second quarter 2024, sales increased 6.6% to approximately $20.3 million, compared with approximately $19.0 million of sales for the second quarter last year. Sales of approximately $38.5 million for the six-months ended June 30, 2024, increased 2.0% compared with approximately $37.7 million for the same period last year.  Gross profit margin as a percentage of sales for the second quarter of 2024 was approximately 37.3%, compared with 27.4% for the same period of last year, generally reflecting product sales mix and improvements in supply chain material costs and freight compared to the second quarter last year. Gross profit margin as a percentage of sales for the six months ended June 30, 2024, was approximately 35.9%, compared with 26.8% for the same period of last year, generally reflecting cost reduction initiatives, freight costs and product sales mix.  Selling, general, and administrative (“SG&A”) expenses for the second quarter of 2024 totaled approximately $5.5 million, which was 7.8% lower than the SG&A expenses of approximately $6.0 million for the second quarter last year, while SG&A expenses for the six-month period ended June 30, 2024, decreased 8.8% compared to the same period last year . The decrease in SG&A expenses is attributed primarily to development and marketing initiatives for the BKR 9000 product in the second quarter of 2023. These factors yielded an operating income of approximately $2.0 million for the three-month period ended June 30, 2024, compared with an operating loss of approximately $0.8 million for the same period last year.  Operating income of approximately $3.0 million for the six-month period ended June 30, 2024 compares to an operating loss of $1.8 million for the same period last year, related to product sales mix and improvement related to material costs from cost reduction initiatives and also to supply chain challenges for the same period last year.

For the second quarter of 2023, we recognized a net unrealized loss of approximately $0.4 million on the investment in FG Holdings, LLC, that was exited during the first quarter of this year. For the six months ended June 30, 2023, we recognized a net unrealized loss totaling approximately $0.5 million on our investment in FG Holdings, LLC. compared with a realized loss of approximately $0.1 million for the same six-month period this year. For the second quarter of 2024, we recognized net interest expense of $0.1 million compared to $0.2 million for the same period of last year, while for the six-month period ended June 30, 2024, we recognized net interest expense of $0.3 million compared to $0.3 million for the same period last year.

Net income for the three months ended June 30, 2024, was approximately $1.7 million ($0.47 per basic and diluted share), compared with a net loss of approximately $1.3 million ($0.39 per basic and diluted share) for the same quarter last year. For the six months ended June 30, 2024, our net income totaled approximately $2.3 million ($0.66 per basic and diluted share), compared with a net loss of approximately $2.6 million ($0.77 per basic and diluted share) for the same period last year.

As of June 30, 2024, working capital totaled approximately $20.3 million, of which approximately $14.5 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2023, working capital totaled approximately $16.8 million, of which approximately $11.4 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales Three Months Ended		Percentage of Sales Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(62.7)	(72.6)	(64.1)	(73.2)
Gross margin	37.3	27.4	35.9	26.8
Selling, general and administrative expenses	(27.3)	(31.5)	(28.1)	(31.5)
Other income (expense)	(0.7)	(3.0)	(1.1)	(2.2)
Income (loss) before income taxes	9.3	(7.1)	6.7	(6.9)
Income tax (expense)	(1.1)	--	(0.6)	--
Net income (loss)	8.2%	(7.1)%	6.1%	(6.9)%

Net Sales

For the second quarter ended June 30, 2024, net sales increased 6.6% to approximately $20.3 million, compared with approximately $19.0 million for the same quarter last year. Sales for the six months ended June 30, 2024, totaled approximately $38.5 million, compared with approximately $37.7 million for the six-month period last year.  Customer demand and orders for our products continued to be strong, reflecting the acceptance by the marketplace for our BKR 5000, as well as BKR 9000 product introduced in 2023.

Sales for the second quarter ended June 30, 2024, were attributed primarily to federal wildland fire-related agencies and certain state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the second quarter was our BKR 5000 portable radio and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts on our supply chain as a result of various electronic component suppliers. We believe that the BKR Series products should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

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

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2024, were approximately 37.3% compared with 27.4% for the same quarter last year.  For the six-month period ended June 30, 2024, gross profit margins were approximately 35.9%, compared with 26.8% for the same period last year. Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes, and pricing. Gross profit margins for the quarter and six-months ended June 30, 2024, increased compared with the same period last year, primarily due to product sales mix and improvement in material costs, including electronic components and to a lesser degree, easing of escalated freight costs.

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

SG&A expenses for the quarter ended June 30, 2024, totaled approximately $5.5 million (27.3% of sales), compared with approximately $6.0 million (31.5% of sales) for the same quarter last year.  For the six months ended June 30, 2024, SG&A expenses decreased by $1.1 million, or 8.8%, to approximately $10.8 million (28.1% of sales), compared with approximately $11.9 million (31.5% of sales), for the six-month period last year.

Engineering and product development expenses for the second quarter of 2024 totaled approximately $2.0 million (9.8% of sales), compared with approximately $2.6 million (13.7% of sales) for the same quarter of last year. For the six months ended June 30, 2024, engineering and product development expenses totaled approximately $4.1 million (10.6% of sales), compared with approximately $5.0 million (13.3% of sales) for the six-month period last year. The decrease in engineering expenses is attributed primarily to product design and development activities, particularly for the BKR 9000 series radio introduced during the second quarter 2023. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and certain component lead times in coming months and quarters.

Marketing and selling expenses for the second quarter of 2024 totaled approximately $1.7 million (8.4% of sales), compared with approximately $1.5 million (8.0% of sales) for the second quarter last year. For the six months ended June 30, 2024, marketing and selling expenses increased approximately $0.1 million, or 5.2%, to approximately $3.2 million (8.4% of sales), compared with approximately $3.1 million (8.1% of sales) for the same period last year.

Other general and administrative expenses for the second quarter of 2024 totaled approximately $1.8 million (9.0% of sales), compared with approximately $1.9 million (9.8% of sales) for the same period last year.  For the six months ended June 30, 2024, general and administrative expenses totaled approximately $3.5 million (9.2% of sales), compared with approximately $3.8 million (10.1% of sales) for the six-month period last year. The decrease in general and administrative expenses for the three and six months ended June 30, 2024, is attributed primarily to the non-recurring nature of certain corporate expenses related to the At-the-Market (ATM) filing and reverse stock split during the six months ended June 30, 2023.

Operating Income (Loss)

The operating income for the quarter ended June 30, 2024, totaled approximately $2.0 million (10.0% of sales), compared with an operating loss of approximately $0.8 million (4.1% of sales) for last year’s second quarter.  For the six months ended June 30, 2024, our operating income totaled approximately $3.0 million (7.8% of sales), compared with an operating loss of approximately $1.8 million (4.7% of sales) for the six-month period last year. The operating income improvement for the three and six months ended June 30, 2024, compared to the same periods last year, is attributed to higher gross profit margins related to improved product sales mix and lower material costs due to cost reduction efforts and supply chain improvements.

Other (Expense) Income

We recorded net interest expense of approximately $0.1 million for the quarter ended June 30, 2024, compared with approximately $0.2 million for the second quarter of last year. For the six months ended June 30, 2024, net interest expense totaled approximately $0.3 million, compared with net interest expense of approximately $0.3 million for the six-month period last year. Net interest expense was primarily the result of our Line of Credit.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of our Common Stock, with an approximate fair value of $0.7 million on the date of the transaction and recorded a realized loss of $0.1 million on the investment during the first quarter of 2024, compared to an unrealized loss of $0.4 million for the second quarter of 2023. The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Income Taxes

We recorded tax expenses of $0.2 million for the three and six months ended June 30, 2024, respectively, compared with no income tax provision for the same periods last year.

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

As of June 30, 2024, our net deferred tax assets totaled approximately $4.1 million and were primarily derived from research and development tax credits, operating loss carryforwards, and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $4.4 million as of June 30, 2024, and December 31, 2023, respectively. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.

Liquidity and Capital Resources

For the six months ended June 30, 2024, net cash provided by operating activities totaled approximately $2.9 million, compared with cash provided by operating activities of approximately $1.5 million for the same period last year. Cash provided by operating activities for the six months ended June 30, 2024, was primarily related to net income of $2.3 million and a $2.4 million reduction in inventory, somewhat offset by a $3.7 million increase in accounts receivable and a $1.0 million decrease in accounts payable. Cash provided by operating activities for the six months ended June 30, 2023, was primarily related to a reduction in accounts receivable and an increase in deferred revenues, which was partially offset by net loss, increase in inventories and decrease in accounts payable.

For the first six months of 2024, we had net income of approximately $2.3 million, compared with a net loss of approximately $2.6 million for the same period last year. Accounts receivable increased approximately $3.7 million during the six months ended June 30, 2024, compared with a decrease of approximately $1.4 million for the same period last year, primarily due to increased sales in the first six months of 2024. Inventories decreased during the six months ended June 30, 2024, by approximately $2.4 million compared with approximately $0.7 million increase for the same period last year Accounts payable for the quarter ended June 30, 2024, decreased approximately $1.0 million, compared with a decrease of approximately $0.3 million for the first six months of last year. The decreases in inventories and accounts payable were attributed primarily to improvement of supply chain challenges from fiscal year 2022 and early fiscal 2023. Prepaid expenses decreased during the first six months of 2024 by approximately $0.4 million compared with a decrease of $0.2 million for the same period last year. Depreciation and amortization totaled approximately $0.8 million for the six months ended June 30, 2024, compared with approximately $0.8 million for the same period last year. Depreciation and amortization are primarily related to manufacturing and engineering equipment. The realized loss on investments for the six months ended June 30, 2024, totaled approximately $0.1 million, compared with an unrealized loss of approximately $0.5 million for the same period last year. For additional information pertaining to our investments, refer to Note 1 (Condensed Consolidated Financial Statements) and Note 7 (Investments) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the six months ended June 30, 2024, totaled approximately $0.4 million, compared with approximately $0.9 million for the same period last year. The cash used for the six-month period ended June 30, 2024, was attributed primarily to the development of the BKR mobile radio product, compared to cash used for the six-month period ended June 30, 2023, attributed primarily to the purchase of engineering and manufacturing related equipment.

For the six months ended June 30, 2024, approximately $2.9 million was used in financing activities, compared with cash provided by financing activities of approximately $0.1 million for the same period last year. During the first six months of 2024, we received cash of approximately $29.0 million from revolving credit facility and notes payable, net of repayments totaling approximately $31.9 million, while for the same period last year, we received proceeds of approximately $40.7 million from our revolving credit facility and notes payable offset by loan and revolving credit facility repayments of approximately $40.6 million.

Our cash and cash equivalents balance on June 30, 2024, was approximately $3.0 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our ISPA Agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, which could be impacted by the current inflationary environment and current geopolitical tension, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

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

During the first quarter of 2024, the Company began development of the BKR series LMR multi-band mobile radio product.  The Company accounts for the costs of LMR multi-band development in accordance with ASC Topic 350-30, “Intangibles – Goodwill and Other.”  Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product.

There were no other changes to our critical accounting policies during the three months ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Still be Purchased Under the Plans or Programs

April 1–30, 2024	—	—	—	$5,000,000
May 1–31, 2024	—	—	—	$5,000,000
June 1–30, 2024	—	—	—	$5,000,000

Quarter Ended June 30, 2024	—	$—	—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 8, 2024	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 8, 2024	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)

