Form 10-Q
period 2024-09-30
BK Technologies Corp
filed 2024-11-14
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 3,563,275 shares of common stock, $0.60 par value, of the registrant outstanding as of November 12, 2024.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$4,173	$3,456
Trade accounts receivable, net	9,345	7,902
Inventories, net	18,674	23,952
Prepaid expenses and other current assets	2,724	1,892
Total current assets	34,916	37,202

Property, plant and equipment, net	4,988	5,366
Operating lease right-of-use (ROU) assets	1,246	1,560
Investments	—	742
Deferred tax assets, net	4,116	4,116
Capitalized product development cost	751	—
Other assets	387	422
Total assets	$46,404	$49,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,891	$9,822
Accrued compensation and related taxes	2,084	1,302
Accrued warranty expense	906	722
Accrued other expenses and other current liabilities	1,128	363
Short-term operating lease liabilities	561	525
Credit facility	—	6,476
Notes payable-current portion	—	71
Deferred revenue	1,605	1,137
Total current liabilities	12,175	20,418

Long-term operating lease liabilities	861	1,260
Deferred revenue	7,381	6,419
Total liabilities	20,417	28,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 3,905,143 and 3,867,082 issued, and 3,563,063 and 3,577,002 outstanding shares as of September 30, 2024 and December 31, 2023, respectively	2,343	2,320
Additional paid-in capital	49,204	48,602
Accumulated deficit	(19,507)	(24,209)
Treasury stock, at cost, 342,080 and 290,080 shares as of September 30, 2024, and December 31, 2023, respectively	(6,053)	(5,402)
Total stockholders’ equity	25,987	21,311
Total liabilities and stockholders’ equity	$46,404	$49,408

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Sales, net	$20,179	$20,069	$58,664	$57,786
Expenses
Cost of products	12,343	13,663	36,993	41,282
Selling, general and administrative	5,225	5,812	16,052	17,681
Total operating expenses	17,568	19,475	53,045	58,963

Operating income (loss)	2,611	594	5,619	(1,177)

Other (expense) income:
Net interest expense	(1)	(131)	(281)	(429)
Gain on disposal of property, plant and equipment	—	—	2	—
Loss on investments	—	(342)	(91)	(831)
Other expense	(6)	(31)	(59)	(83)
Total other (expense), net	(7)	(504)	(429)	(1,343)

Income (loss) before income taxes	2,604	90	5,190	(2,520)

Provision for income tax (expense)	(247)	—	(488)	—

Net income (loss)	$2,357	$90	$4,702	$(2,520)

Net income (loss) per share-basic:	$0.67	$0.03	$1.33	$(0.74)
Net income (loss) per share-diluted:	$0.63	$0.03	$1.30	$(0.74)
Weighted average shares outstanding-basic	3,539,841	3,411,813	3,536,100	3,404,395
Weighted average shares outstanding-diluted	3,751,073	3,445,022	3,623,241	3,404,395

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Operating activities
Net income (loss)	$4,702	$(2,520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Inventories allowances	27	(61)
Allowance for credit losses on accounts receivable	122	—
Amortization of deferred financing costs and other assets	75	113
Depreciation and amortization	1,251	1,218
Share-based compensation expense-stock options	210	163
Share-based compensation expense-restricted stock units	415	773
Gain on sale of equipment	(2)	—
Loss on investments	91	831
Changes in operating assets and liabilities:
Trade accounts receivable	(1,565)	1,506
Inventories	5,251	593
Prepaid expenses and other current assets	(832)	(385)
Capitalized product development cost	(751)	—
Other assets	35	(277)
ROU assets and lease liabilities	(49)	(38)
Accounts payable	(3,931)	(1,135)
Accrued compensation and related taxes	782	412
Accrued warranty expense	184	145
Deferred revenue	1,430	2,660
Accrued other expenses and other current liabilities	765	(58)
Net cash provided by operating activities	8,210	3,940

Investing activities
Purchases of property, plant, and equipment	(871)	(1,835)
Net cash used in investing activities	(871)	(1,835)

Financing activities
Proceeds from common stock issuance	—	63
Proceeds from the credit facility and notes payable	46,359	58,896
Repayment of the credit facility and notes payable	(52,981)	(58,916)
Net cash (used in) provided by financing activities	(6,622)	43

Net change in cash and cash equivalents	717	2,148
Cash and cash equivalents, beginning of period	3,456	1,918
Cash and cash equivalents, end of period	$4,173	$4,066

Supplemental disclosure
Cash paid for interest	$357	$487
Non-cash financing activity
Common stock issued under restricted stock units	$376	$556

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2024 and 2023

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024, and 2023, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024. The results of operations for the three and nine months ended September 30, 2024, and 2023, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of September 30, 2024, and December 31, 2023, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Effective September 14, 2022, the Company had an investment in Series B common membership interests of FG Financial Holdings, LLC (“FG Holdings LLC”). As further discussed in Note 7, the Company recorded the investment according to guidance provided by ASC 820 “Fair Value Measurement,” as the Company did not have a controlling financial interest in, nor exerted significant influence over the activities of FG Holdings LLC. The investment in Series B common membership interests of FG Holdings LLC was reported using the net asset value (“NAV”) of interests held by the Company at period-end. The NAV was calculated using the observable fair value of the underlying stock of Fundamental Global Inc. (Nasdaq: FGF) held by FG Holdings LLC, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in the operating agreement of FG Holdings LLC. The NAV was used as a practical expedient and has not been classified within the fair value hierarchy.

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

Liquidity

On November 22, 2022, the Company’s wholly owned subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”), providing for a one-year line of credit with total maximum funding up to $15 million (the “Line of Credit”). On November 22, 2023, the IPSA was renewed for one more year. The Company used funds obtained from the Line of Credit to replace the JPMC Credit Agreement (defined below) (see Note 12). The IPSA was paid off in September 2024. On October 30, 2024, the Company entered into a new line of credit agreement with Fifth Third Bank, N.A. (see Note 14).

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.  The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

Note 3. Allowance for Credit Losses

The allowance for credit losses on trade receivables was approximately $122 and $50 on gross trade receivables of $9,467 and $7,952 as of September 30, 2024, and December 31, 2023, respectively. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer creditworthiness, and current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition. The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. Based on information available, management believes the allowance for credit losses as of September 30, 2024 and December 31, 2023 is adequate.

Note 4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	September 30, 2024	December 31, 2023
Finished goods	$3,589	$4,622
Work in process	4,117	8,275
Raw materials	10,968	11,055
	$18,674	$23,952

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,354 as of September 30, 2024, compared with approximately $1,838 as of December 31, 2023.

Note 5. Income Taxes

The Company has recorded $247 and $488 tax expense for the three and nine months ended September 30, 2024, respectively. The Company recorded no tax expense or benefit for the same periods last year.

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

As of September 30, 2024, the Company’s net deferred tax assets totaled approximately $4,116 and were primarily derived from research and development tax credits, deferred revenue, and net operating loss carryforwards.  The utilization of net operating loss carryforwards in a given year is limited.

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

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that it does not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, the Company established a valuation allowance of $4,365 and $4,398 as of September 30, 2024, and December 31, 2023, respectively.  If the Company incurs future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2024.

Note 6. Capitalized Product Development Costs

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR 9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized product development costs are $321 and $751 for the three and nine months ended September 30, 2024, respectively.

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

The investment in the Series B common membership interests of FG Holdings LLC was measured using the NAV practical expedient in accordance with ASC 820 Fair Value Measurement and has not been classified within the fair value hierarchy. Prior to the redemption, FG Holdings LLC invested in the common and preferred stock of Fundamental Global Inc. (Nasdaq: FGF) (“FGF”). FG Holdings LLC’s structure provided for Series A preferred interests, which accrued a return of eight percent per annum and receive 20% of positive profits with respect to the total return in the capital provided by the holders of Series A preferred membership interests. The Series B common membership interests received cumulative distributions equal to the aggregate capital contributions by the Series B common membership interest equal to the total return on capital provided by the Series B common membership interests. Series B common membership interests also received an additional return equal to 1.5 times the Series A of positive profits described above. There was no defined redemption frequency, and the Company could not redeem or transfer its investment without the prior written consent of FG Holdings LLC' managers, who were related parties. Distributions could be made to members at such times and amounts as determined by the managers, and were based on the most recent NAV. The Company did not have any unfunded commitments related to this investment.

As of December 31, 2023, the members and affiliates of FG Holdings LLC beneficially owned in the aggregate 5,666,111 shares of FGF's common stock, representing approximately 55% of FGF's outstanding shares. Additionally, FG Holdings LLC and its affiliates constituted the largest stockholder of the Company. Mr. Kyle Cerminara, who served as a director of the Company and chairman of the Board of Directors until December 14, 2023, is Chief Executive Officer, Co-Founder, and Partner of FG and serves as chairman of the board of directors of FG Group Holdings Inc., the entity that is a majority Series B member in FG Holdings LLC. Mr. Cerminara also serves as a manager of FG Holdings, LLC and chairman of the board of directors of FGF.

Note 8. Stockholders’ Equity

Effective on April 21, 2023, the Company filed a Certificate of Change to the Articles of Incorporation to effect the Reverse Stock Split (see Note 1). All share and per share information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

The changes in condensed consolidated stockholders’ equity for the three and nine months ended September 30, 2024, and 2023, are as follows:

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311
Common stock issued under restricted stock units	4,710	3	(3)	—	—	—
Share-based compensation expense-stock options	—	—	55	—	—	55
Share-based compensation expense-restricted stock units	—	—	121	—	—	121
Treasury shares	—	—	—	—	(651)	(651)
Net income	—	—	—	681	—	681
Balance at March 31, 2024	3,871,792	2,323	48,775	(23,528)	(6,053)	21,517
Common stock issued under restricted stock units	6,006	4	(4)	—	—	—
Share-based compensation expense-stock options	—	—	77	—	—	77
Share-based compensation expense-restricted stock units	—	—	148	—	—	148
Net income	—	—	—	1,664	—	1,664
Balance at June 30, 2024	3,877,798	2,327	48,996	(21,864)	(6,053)	23,406
Common stock issued under restricted stock units	21,327	12	(12)	—	—	—
Common stock issued - exercised warrants	6,018	4	(4)	—	—	—
Share-based compensation expense-stock options	—	—	78	—	—	78
Share-based compensation expense-restricted stock units	—	—	146	—	—	146
Net income	—	—	—	2,357	—	2,357
Balance at September 30, 2024	3,905,143	$2,343	$49,204	$(19,507)	$(6,053)	$25,987

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2022	3,686,939	$2,212	$45,304	$(21,979)	$(5,402)	$20,135
Common stock issued	858	1	14	—	—	15
Common stock issued under restricted stock units	1,920	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	58	—	—	58
Share-based compensation expense-restricted stock units	—	—	69	—	—	69
Net loss	—	—	—	(1,270)	—	(1,270)
Balance at March 31, 2023	3,689,717	2,214	45,444	(23,249)	(5,402)	19,007
Common stock issued	2,661	2	33	—	—	35
Common stock issued under restricted stock units	1,920	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	61	—	—	61
Share-based compensation expense-restricted stock units	—	—	63	—	—	63
Net loss	—	—	—	(1,340)	—	(1,340)
Balance at June 30, 2023	3,694,298	2,217	45,600	(24,589)	(5,402)	17,826
Common stock issued	1,254	1	12	—	—	13
Common stock issued under restricted stock units	27,418	16	(16)	—	—	—
Share-based compensation expense-stock options	—	—	44	—	—	44
Share-based compensation expense-restricted stock units	—	—	641	—	—	641
Net loss	—	—	—	90	—	90
Balance at September 30, 2023	3,722,970	$2,234	$46,281	$(24,499)	$(5,402)	$18,614

Note 9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income (loss) for basic and diluted earnings per share	$2,357	$90	$4,702	$(2,520)
Denominator for basic income (loss) per share weighted average shares	3,539,841	3,411,813	3,536,100	3,404,395
Effect of dilutive securities:
Options, restricted stock units, and warrants	211,232	33,209	87,141	—
Denominator for diluted income (loss) per share weighted average shares	3,751,073	3,445,022	3,623,241	3,404,395
Basic income (loss) per share	$0.67	$0.03	$1.33	$(0.74)
Diluted income (loss) per share	$0.63	$0.03	$1.30	$(0.74)

            Approximately 21,700 stock options and 20,435 restricted stock units for the three and nine months ended September 30, 2024, and 168,600 and 224,600 stock options and 28,569 and 29,381 restricted stock units for the three and nine months ended September 30, 2023, respectively, were excluded from the calculation because they were anti-dilutive.

Note 10. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $78 and $210 for the three and nine months ended September 30, 2024, respectively, compared with $44 and $163 for the same periods last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2024, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 10 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2024, is presented below:

		Wgt. Avg.	Wgt. Avg.	Wgt. Avg.
		Exercise	Remaining	Grant Date	Aggregate
	Stock	Price ($)	Contractual	Fair Value	Intrinsic
As of January 1, 2024	Options	Per Share	Life (Years)	($) Per Share	Value ($)
Outstanding	202,600	14.76	7.60	5.94	37,773
Vested	105,313	16.01	6.80	5.78	9,661
Nonvested	97,287	13.41	8.74	6.12	28,112

Period activity
Issued	115,900	12.31	—	7.29	—
Exercised	—	—	—	—	—
Forfeited	27,200	16.25	—	6.98	—
Expired	—	—	—	—	—

As of September 30, 2024
Outstanding	291,300	13.65	7.96	6.38	2,399,704
Vested	114,840	15.11	6.58	5.48	798,417
Nonvested	176,460	1,270	8.86	6.97	1,601,287

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $146 and $415 for the three and nine months ended September 30, 2024, compared with $641 and $773 for the same periods last year.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Price per Share
Unvested as of January 1, 2024	19,587	$13.22
Granted	55,102	11.72
Vested and issued	(32,045)	11.73
Cancelled/forfeited	—	—
Unvested as of September 30, 2024	42,644	$12.39

Note 11. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings using the latest information available, on a quarterly basis. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, it records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not accrue legal reserves, consistent with applicable accounting guidance. There were no pending material claims or legal matters as of September 30, 2024.

Purchase Commitments

As of September 30, 2024, the Company had purchase commitments for inventory totaling approximately $7,285.

Significant Customers

Sales to United States government agencies represented approximately $7,896 (39.1%) and $23,879 (40.7%) of the Company’s net total sales for the three and nine months ended September 30, 2024, respectively, compared with approximately $12,142 (60.5%) and $29,571 (51.2%), for the same periods last year. Accounts receivable from agencies of the United States government were $1,997 as of September 30, 2024, compared with approximately $4,280 at the same date last year.

Geopolitical Tensions and COVID-19

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Russia and Ukraine, and in the Middle East. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflict in both of these regions could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. While the impacts of COVID-19 are reflected in our results of operations for 2023, we cannot separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our supply chain and geopolitical factors to our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the geopolitical factors on the global economy, which are uncertain and cannot be predicted at this time.

Note 12. Debt

Credit Facilities

On November 22, 2022, the Subsidiaries entered into the IPSA with Alterna. On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the IPSA to, among other things, provide a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance. The IPSA, which provides for a one-year Line of Credit with a maximum capacity of up to $15 million, unless canceled by either party, as provided in the agreement, was renewed in November 2023. The Line of Credit bears an interest rate of Prime plus 1.85%. The effective borrowing rate under the IPSA was 10.10% as of September 30, 2024. Interest and related servicing fees for the three and nine months ended September 30, 2024, were approximately $18 and $356, respectively. Under the arrangement, the Company may transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash. Generally, at the transfer date, the Company may receive cash equal to approximately 85% of the value of the transferred receivables. The Company accounts for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable.

The Company used approximately $4.5 million of IPSA funding to repay the outstanding balance of the previous credit facility with JP Morgan Chase Bank, N.A. (“JPMC”), which expired on January 31, 2023.

During the three and nine months ended September 30, 2024, the Company transferred receivables having an aggregate face value of $19.5 and $54.9, respectively, to the conduit and received proceeds of approximately $17.4 and $46.4, respectively, which also includes draws on available inventory funding. There were no losses incurred on these transfers during the three and nine months ended September 30, 2024.

As of September 30, 2024, there were no outstanding borrowings under the IPSA and the outstanding principal amount of receivables transferred under the IPSA amounted to $7.9 million. On October 30, 2024, the Company entered into a new Line of Credit agreement with Fifth Third Bank, N.A (see Note 14) and terminated the Alterna IPSA Line of Credit.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has an expiration date of June 30, 2027. The lease terms include an option to extend the lease agreement for an additional five (5) year term.  Annual rental, maintenance, and tax expenses for the facility are approximately $491.

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

Lease costs consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$136	$135	$406	$407
Variable lease cost	33	33	100	99
Total lease cost	$169	$168	$506	$506

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$155	$149	$455	$445
Operating cash flows (liability reduction)	$135	$123	$390	$360

ROU assets obtained in exchange for lease obligations:
Operating leases	$4	$—	$27	$—

Other information related to operating leases was as follows:

September 30, 2024
Weighted average remaining lease term (in years)	2.59
Weighted average discount rate	5.50%

Maturity of lease liabilities as of September 30, 2024, were as follows:

September 30, 2024
Remaining three months of 2024	$157
2025	624
2026	486
2027	248
2028	5
Thereafter	3
Total payments	1,523
Less: imputed interest	(101)
Total present value of lease liabilities	$1,422

14. Subsequent Events

On October 30, 2024, BK Technologies, Inc., a wholly owned subsidiary of the Company, as the borrower, entered into a new credit facility with Fifth Third Bank, National Association, as the lender (the “Fifth Third Credit Agreement”).  The Fifth Third Credit Agreement provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $4 million of borrowing capacity, totaling a maximum commitment of $10 million.  Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty.

BK Technologies, Inc.’s repayment obligations under the credit facility are guaranteed by the Company and RELM Communications, Inc. and secured by a pledge of essentially all of the assets of BK Technologies, Inc., the Company and RELM Communications, Inc. (collectively, the “Loan Parties”).

The Loan Parties are subject to customary negative covenants, including with respect to their ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions. BK Technologies, Inc. must also comply with a maximum total funded debt ratio of 2.00 to 1.00 and a minimum fixed charge coverage ratio of 1.20 to 1.00, each measured at the end of every fiscal quarter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING

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

●	we depend on the success of our LMR product line;

●	changes or advances in technology;

●

our business is dependent on U.S. Government contracts, which are highly regulated and subject to terminations and oversight audits by U.S. Government representatives that could result in adverse findings and negatively impact our business;

●	we depend on the success of our LMR product line;

●

successful introduction of new products and technologies, including our ability to successfully develop and sell our new multiband product and other related products in the planned new BKR Series product line and our SaaS solution;

●	engaged in a highly competitive industry;

●

general economic and business conditions, including federal, state and local government budget deficits and spending limitations, and the ongoing effects of inflation, rising interest rates, bank failures, supply-chain constraints, ongoing geopolitical conflicts, and related sanctions;

●	the availability, terms, and deployment of capital;

●	reliance on contract manufacturers and suppliers;

●	risks associated with fixed-price contracts;

●	changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us;

●	allocations by government agencies among multiple approved suppliers under existing agreements;

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

●	our ability to comply with changes in U.S. federal, state, and local and foreign tax law could adversely affect our business and financial condition;

●	our ability to attract and retain executive officers, skilled workers, and key personnel;

●	our ability to manage our growth;

●	our ability to identify potential candidates and consummate acquisition, disposition, or investment transactions, and risks incumbent to being a noncontrolling interest stockholder in a corporation;

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

●	cyber-attacks and other security threats and disruptions could have a material adverse effect on our business;

●	our inventory and debt levels;

●	protection of our intellectual property rights;

●	fluctuation in our operating results and stock price;

●	acts of war or terrorism, natural disasters, public health crises, and other catastrophic events;

●	any infringement claims;

●	data security breaches, cyber-attacks, and other factors impacting our technology systems;

●	availability of adequate insurance coverage;

●	we may not be able to maintain our NYSE American listing;

●	as a holding company, BK Technologies Corporation is dependent on the operations and funds of its subsidiaries; and

●	the effect on our stock price and ability to raise capital through future sales of shares of our common stock.

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

The SaaS business unit focuses on delivering innovative, public safety smartphone applications that operate ubiquitously over public cellular networks.  We presently have one U.S. patent in force and two pending U.S. patent applications.  Our BKRplay-branded smartphone application offers multiple services that make first responders safer and more efficient. When tethered to our radios, the combined solution will offer a unique capability which increases the sales reach of our radios.

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

Customer demand and orders for our products were strong during fiscal year 2023 and continued during the first nine months of  2024. Our backlog of unshipped customer orders was approximately $27.0 million and $16.0 million as of September 30, 2024, and December 31, 2023, respectively. Changes in the backlog are attributed primarily to the timing of orders and their fulfillment.

For the three months ended September 30, 2024, sales increased approximately 0.5% to approximately $20.2 million, compared with $20.1 million for the prior year period. The increase was attributed primarily to the shipments of BKR 5000 radio product sales. Gross profit margins as a percentage of sales for the three months ended September 30, 2024, were 38.8%, compared with 31.9% for the prior comparative quarter, generally reflecting radio product and accessories sales mix and material cost improvements related to cost reduction initiatives. Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2024, totaled approximately $5.2 million (25.9% of sales), compared with $5.8 million (29.0% of sales) in the same period last year. We recognized operating income for the three months ended September 30, 2024, of approximately $2.6 million, compared with an operating income of approximately $0.1 million for the same period for the prior year.

For the three months ended September 30, 2024, we recognized other expenses, net totaling less than seven thousand dollars. This compares with other expenses, net totaling $0.5 million for the same period last year, which included an unrealized loss on the investment in FG Holdings LLC and interest expense on the Alterna IPSA Line of Credit.

For the three months ended September 30, 2024, the pretax income totaled approximately $2.6 million, compared with pretax income of approximately $0.1 million for same period of the prior year.

We recognized a tax expense of $247 for the three-month period ended September 30, 2024, and no tax expense for the same period of the prior year.

Net income for the three months ended September 30, 2024, totaled approximately $2.4 million ($0.67 per basic and $0.63 per diluted share), compared with a net income of approximately $0.1 million ($0.03 per basic and diluted share) for the same period last year. The primary factors for the improvement for the three months ended September 30, 2024, compared to the same period last year, were radio product and accessories sales mix and lower raw material and freight costs related to cost reduction efforts and easing of electronic component shortages from supply chain disruptions.

As of September 30, 2024, working capital totaled approximately $22.7 million, of which $13.5 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $16.8 million at 2023 year-end, which included $11.4 million of cash, cash equivalents, and trade receivables.

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

Third Quarter and Nine Months Summary

Customer demand and new orders for our products of $21.8 million continued to be strong during the three months ended September 30, 2024, compared to $19.6 million for the same period of the prior year.  Customer demand and orders for our products of $72.4 million continued to be strong during the nine months ended September 30, 2024, compared to $54.1 million for the same period of the prior year.

For the third quarter 2024, sales increased 0.5% to approximately $20.2 million, compared with approximately $20.1 million of sales for the third quarter last year. Sales of approximately $58.7 million for the nine-months ended September 30, 2024, increased 1.5% compared with approximately $57.8 million of sales for the same period last year.  Gross profit margin as a percentage of sales for the third quarter of 2024 was approximately 38.8%, compared with 31.9% for the same period last year, generally reflecting radio product and accessories sales mix and material cost improvements related to cost reduction initiatives compared to the third quarter last year. Gross profit margin as a percentage of sales for the nine months ended September 30, 2024, was approximately 36.9%, compared with 28.6% for the same period last year, generally reflecting radio product and accessories sales mix and material cost improvements related to cost reduction initiatives.  Selling, general, and administrative (“SG&A”) expenses for the third quarter of 2024 totaled approximately $5.2 million, which was 10.1% lower than the SG&A expenses of approximately $5.8 million for the third quarter last year, while SG&A expenses of $16.1 million for the nine-month period ended September 30, 2024, decreased 9.2% compared to the same period last year. The decrease in SG&A expenses is attributed primarily to capitalization of BKR Mobile radio product development costs in 2024 and marketing initiatives for the BKR 9000 product in 2023. These factors yielded operating income of approximately $2.6 million for the three-month period ended September 30, 2024, compared with operating income of approximately $0.1 million for the same period last year.  Operating income of approximately $5.6 million for the nine-month period ended September 30, 2024 compares to an operating loss of $1.2 million for the same period last year, related to radio product and accessories sales mix, material cost improvements related to cost reduction initiatives and supply chain challenges for the same period last year.

For the third quarter of 2023, we recognized a net unrealized loss of approximately $0.3 million on the investment in FG Holdings, LLC, that was exited during the first quarter of 2024. For the nine months ended September 30, 2024, we recognized a net realized loss totaling approximately $0.1 million on our investment in FG Holdings, LLC. compared with a net unrealized loss of approximately $0.8 million for the same nine-month period last year. For the third quarter of 2024, we recognized net interest expense of one thousand dollars compared to $0.1 million for the same period last year, while for the nine-month period ended September 30, 2024, we recognized net interest expense of $0.3 million compared to $0.4 million for the same period last year.

Net income for the three months ended September 30, 2024, was approximately $2.4 million ($0.67 per basic and $0.63 per diluted share), compared with net income of approximately $0.1 million ($0.03 per basic and diluted share) for the same quarter last year. For the nine months ended September 30, 2024, our net income totaled approximately $4.7 million ($1.33 per basic and $1.30 per diluted share), compared with a net loss of approximately $2.5 million ($0.74 per basic and diluted share) for the same period last year.

As of September 30, 2024, working capital totaled approximately $22.7 million, of which approximately $13.5 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2023, working capital totaled approximately $16.8 million, of which approximately $11.4 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(61.2)	(68.1)	(63.1)	(71.4)
Gross margin	38.8	31.9	36.9	28.6
Selling, general and administrative expenses	(25.9)	(29.0)	(27.4)	(30.6)
Other income (expense)	(0.0)	(2.5)	(0.7)	(2.3)
Income (loss) before income taxes	12.9	0.4	8.8	(4.3)
Income tax (expense)	(1.2)	—	(0.8)	—
Net income (loss)	11.7%	0.4%	8.0%	(4.3)%

Net Sales

For the third quarter ended September 30, 2024, net sales increased 0.5% to approximately $20.2 million, compared with approximately $20.1 million for the same quarter last year. Sales for the nine months ended September 30, 2024, totaled approximately $58.7 million, compared with approximately $57.8 million for the nine-month period last year.  Customer demand and orders for our products continued to be strong, reflecting the acceptance by the marketplace for our BKR 5000, as well as BKR 9000 product introduced in 2023.

Sales for the third quarter ended September 30, 2024, were attributed primarily to federal wildland fire-related agencies and certain state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the third quarter was our BKR 5000 portable radio and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the third quarter of 2023. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts on our supply chain as a result of various electronic component suppliers. We believe that the BKR Series products should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

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

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2024, were approximately 38.8% compared with 31.9% for the same quarter last year.  For the nine-month period ended September 30, 2024, gross profit margins were approximately 36.9%, compared with 28.6% for the same period last year. Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the quarter and nine-months ended September 30, 2024, increased compared with the same period last year, primarily due to product sales mix and improvement in material costs, including electronic components and to a lesser degree, easing of escalated freight costs.

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

SG&A expenses for the quarter ended September 30, 2024, totaled approximately $5.2 million (25.9% of sales), compared with approximately $5.8 million (29.0% of sales) for the same quarter last year.  For the nine months ended September 30, 2024, SG&A expenses decreased by $1.6 million, or 9.2%, to approximately $16.1 million (27.4% of sales), compared with approximately $17.7 million (30.6% of sales), for the nine-month period last year.

Engineering and product development expenses for the third quarter of 2024 totaled approximately $1.9 million (9.2% of sales), compared with approximately $2.5 million (12.5% of sales) for the same quarter last year. For the nine months ended September 30, 2024, engineering and product development expenses totaled approximately $5.9 million (10.1% of sales), compared with approximately $7.5 million (13.0% of sales) for the nine-month period last year. The decrease in engineering expenses is attributed primarily to capitalization of BKR Mobile radio product design and development activities in 2024, and somewhat to development costs in 2023 for the BKR 9000 series radio introduced during the third quarter 2023. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and certain component lead times in coming months and quarters.

Marketing and selling expenses for the third quarter of 2024 totaled approximately $1.4 million (7.2% of sales), compared with approximately $1.5 million (7.5% of sales) for the third quarter last year. For the nine months ended September 30, 2024, marketing and selling expenses remained flat at approximately $4.6 million (7.9% of sales), compared with the same period last year.

Other general and administrative expenses for the third quarter of 2024 totaled approximately $1.9 million (9.4% of sales), compared with approximately $1.8 million (9.0% of sales) for the same period last year.  For the nine months ended September 30, 2024, general and administrative expenses totaled approximately $5.5 million (9.4% of sales), compared with approximately $5.6 million (9.7% of sales) for the nine-month period last year. The decrease in general and administrative expenses for the three and nine months ended September 30, 2024, is attributed primarily to the non-recurring nature of certain corporate expenses related to the At-the-Market (ATM) program and reverse stock split during the nine months ended September 30, 2023.

Operating Income (Loss)

Operating income for the quarter ended September 30, 2024, totaled approximately $2.6 million (12.9% of sales), compared with operating income of approximately $0.6 million (3.0% of sales) for last year’s third quarter.  For the nine months ended September 30, 2024, our operating income totaled approximately $5.6 million (9.6% of sales), compared with an operating loss of approximately $1.2 million (2.0% of sales) for the nine-month period last year. The operating income improvement for the three and nine months ended September 30, 2024, compared to the same periods last year, is attributed to higher gross profit margins related to improved product sales mix and lower material costs due to cost reduction efforts and supply chain improvements.

Other (Expense) Income

We recorded net interest expense of approximately one thousand dollars for the quarter ended September 30, 2024, compared with approximately $0.1 million for the third quarter last year. For the nine months ended September 30, 2024, net interest expense totaled approximately $0.3 million, compared with net interest expense of approximately $0.4 million for the nine-month period last year. Net interest expense was primarily the result of our Alterna IPSA Line of Credit.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of our Common Stock, with an approximate fair value of $0.7 million on the date of the transaction and recorded a realized loss of $0.1 million on the investment during the first quarter of 2024.  The Company recorded an unrealized loss of $0.3 million and $0.8 million, for the three and nine months ended September 30, 2023. The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Income Taxes

We recorded $0.2 million and $0.5 million tax expense for the three and nine months ended September 30, 2024, respectively.  The Company recorded no tax expense or benefit for the same periods last year.

The Company's income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision (benefit) in any period will be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience significant fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

As of September 30, 2024, our net deferred tax assets totaled approximately $4.1 million and were primarily derived from research and development tax credits, operating loss carryforwards, and deferred revenue.

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

          Based on our analysis of all available evidence, both positive and negative, we have concluded that we do not have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we established a valuation allowance of $4.4 million and $4.4 million as of September 30, 2024, and December 31, 2023, respectively. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, net cash provided by operating activities totaled approximately $8.2 million, compared with cash provided by operating activities of approximately $3.9 million for the same period last year. Cash provided by operating activities for the nine months ended September 30, 2024, was primarily related to net income of $4.7 million and a $5.3 million reduction in inventory, somewhat offset by a $1.6 million increase in accounts receivable and a $3.9 million decrease in accounts payable. Cash provided by operating activities for the nine months ended September 30, 2023, was primarily related to an increase in deferred revenues and a reduction in accounts receivable, which was partially offset by net loss due to supply chain issues and decrease in accounts payable.

For the first nine months of 2024, we had net income of approximately $4.7 million, compared with a net loss of approximately $2.5 million for the same period last year. Accounts receivable increased approximately $1.6 million during the nine months ended September 30, 2024, compared with a decrease of approximately $1.5 million for the same period last year, primarily due to increased sales in the first nine months of 2024. Inventories decreased during the nine months ended September 30, 2024, by approximately $5.3 million compared with a decrease of approximately $0.6 million for the same period last year.  Accounts payable for the nine months ended September 30, 2024, decreased approximately $3.9 million, compared with a decrease of approximately $1.1 million for the first nine months last year. The decreases in inventories and accounts payable were attributed primarily to improvement of supply chain challenges from fiscal year 2022 and early fiscal 2023. Prepaid expenses and other current assets increased during the first nine months of 2024 by approximately $0.8 million compared with an increase of $0.4 million for the same period last year. Depreciation and amortization totaled approximately $1.3 million for the nine months ended September 30, 2024, compared with approximately $1.2 million for the same period last year. Depreciation and amortization are primarily related to manufacturing and engineering equipment. The realized loss on investments for the nine months ended September 30, 2024, totaled approximately $0.1 million, compared with an unrealized loss of approximately $0.8 million for the same period last year. For additional information pertaining to our investments, refer to Note 1 and Note 7 (Investments) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the nine months ended September 30, 2024, totaled approximately $0.9 million, compared with approximately $1.8 million for the same period last year. The cash used for the nine-month period ended September 30, 2024, was attributed primarily to the development of the BKR mobile radio product, compared to cash used for the nine-month period ended September 30, 2023, attributed primarily to the purchase of engineering and manufacturing related equipment.

For the nine months ended September 30, 2024, approximately $6.6 million was used in financing activities, compared with cash provided by financing activities of approximately $0.1 million for the same period last year. During the first nine months of 2024, we received cash of approximately $46.4 million from our revolving credit facility and notes payable, net of repayments totaling approximately $53.0 million, while for the same period last year, we received proceeds of approximately $58.9 million from our revolving credit facility and notes payable offset by loan and revolving credit facility repayments of approximately $58.9 million.

Our cash and cash equivalents balance on September 30, 2024, was approximately $4.2 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third Line of Credit, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, which could be impacted by the current inflationary environment and current geopolitical tension, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all.

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

There were no other changes to our critical accounting policies during the three months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the third quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

July 1–31, 2024	—	—	—	$5,000,000
August 1–31, 2024	—	—	—	$5,000,000
September 1–30, 2024	—	—	—	$5,000,000

Quarter Ended September 30, 2024	—	$—	—	$5,000,000

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: November 14, 2024	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 14, 2024	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)