Form 10-K
period 2024-12-31
BK Technologies Corp
filed 2025-03-27
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, based on the closing price of such stock on the NYSE American on such date, was $40,918,592. As of March 24, 2025, 3,573,027 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2025 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024.

i

PART I

Item 1. Business.

General

BK Technologies Corporation (NYSE American: BKTI) (together with its wholly owned subsidiaries, “BK,” the “Company,” “we” or “us”) is a holding company that, through BK Technologies, Inc., its operating subsidiary, provides public safety grade communications products and services designed to make first responders safer and more efficient. All operating activities described herein are undertaken by our operating subsidiary.

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

The SaaS business unit focuses on delivering innovative, public safety smartphone applications which operate ubiquitously over public cellular networks. Our BKRplay branded smartphone application offers multiple services designed to make the first responder safer and more efficient. When tethered to our radios, the combined solution offers an enhanced user experience with more unique capability which increases the sales reach of our radios.

As we move forward into 2025 the SaaS business unit will expand to include public safety solutions that provide for improved interoperability which will make the first responder safer and more efficient when operating in the field.  The new Solutions business will build a portfolio of solutions under a new brand, BK ONE.  BK ONE will include SaaS solutions such as InteropONE as well as future software and hardware applications.

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

Available Information

Our Internet website address is www.bktechnologies.com. The information contained on or accessible from our website is not incorporated by reference in this report. Any reference to our website is intended to be an inactive textual reference only.  We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and other corporate governance policies are available on our website, under “Investor Relations.” A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. The SEC maintains an internet site that contains reports, proxy and information statements, and other information filed by the Company at http://www.sec.gov. All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website.

Significant Events

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10 million. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the accompanying consolidated financial statements.

On November 6, 2023, the Company entered into a Master Supply Agreement (the “EW MSA”) with East West Manufacturing, LLC, a Georgia limited liability company (“EW”), for the manufacturing production of certain LMR products and accessories. In connection with the EW MSA, the Company and EW also entered into a Transition Services Agreement to govern the transition of manufacturing production to EW. Also, in connection with the EW MSA, the Company and EW entered into a Stock Purchase Agreement, pursuant to which EW purchased 77,520 shares of the Company's common stock, par value $0.60 per share (the "Common Stock") with a value equal to $1,000,000. The number of shares of stock was determined based upon a price per share of $12.90, which is equal to the average of the closing price of the Common Stock on the NYSE American exchange for the 30 most recent trading days prior to November 6, 2023, rounded up to the nearest whole number of shares. Additionally, EW purchased a warrant (“Warrant”), with a five-year term to purchase up to 135,300 shares of Common Stock at an exercise price per share of $15.00.  The Company completed the transition of its manufacturing production to EW in the third quarter of 2024.

On March 23, 2023, the board of directors (the “Board” or “Board of Directors”) of the Company approved a one (1)-for-five (5) reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Common Stock, and on April 4, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to its Articles of Incorporation to effect the Reverse Stock Split.  The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on April 21, 2023. Shares of Common Stock underlying outstanding stock options and restricted stock units were proportionately reduced, and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Accordingly, all shares and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.

On December 17, 2021, a share repurchase program was authorized under which we may repurchase up to an aggregate of $5 million of our Common Stock. Share repurchases under this program were authorized to begin immediately. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of our Common Stock, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK to acquire any particular number of shares and repurchases may be suspended or terminated at any time at our discretion.

Industry Overview

LMR end user communications devices consist of hand-held (portable) and vehicle-mounted (mobile) two-way radios commonly used by the public safety sector (e.g., police, fire, and emergency medical responders), military and commercial business concerns (e.g., corporate disaster recovery, hotels, airports, farms, transportation service providers, and construction firms), and government agencies within the U.S. and abroad. LMR systems are constructed to meet an organization’s specific communications needs typically over an operating area which exceeds the direct mode (radio to radio) communications range. The cost of a complete LMR system can vary widely, depending on the size and configuration. Likewise, the cost of end user LMR radios can range from under$100for a basic analog portable, to thousands of dollars for a fully featured P25 digital unit.

LMR systems are the most widely used and longest-used form of wireless dispatch communications in the U.S., having been first placed into service in 1921. LMR was initially used almost exclusively by law enforcement, and all radio communications were transmitted in an analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio carrier wave. Over time, advances in technology decreased the cost of LMR products and increased their popularity and usage by businesses and other agencies. Responding to the growing usage, additional radio frequency spectrum was allocated by the Federal Communications Commission (“FCC”) for LMR use.

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

Today, public safety communications includes both LMR and cellular technologies. LMR is typically used when mission critical or life safety voice communications is required or in direct mode (radio-to-radio) communications applications. Cellular (LTE or 5G) is typically used to support broadband data applications in the field. Since the introduction of broadband data LTE cellular technology by U.S. cellular carriers in 2010, the industry has seen a rapid growth of public safety mobile applications which have made the first responder safer and more efficient.

As cellular coverage continues to improve terrestrially and soon from low earth orbit satellites, the opportunity to further extend mobile applications from public safety vehicles to the first responder’s smartphone opens a new era of services and opportunities.

Description of Radio Products and P25 CAP Compliance

We offer products under the company brand name BK Technologies. Our KNG Series and BKR Series radios operate in both the P25 digital and analog modes of operations in the FCC licensed bands; very high frequency (“VHF”) (136MHz - 174MHz), ultra-high frequency (“UHF”) (380MHz - 470MHz, 450MHz - 520MHz), and 700-800 MHz bands.

Our P25 digital technology is compliant with the Project 25 standard for digital LMR equipment. P25 has been adopted by representatives from APCO, NASTD, the U.S. Federal Government and other public safety user organizations.

The Department of Homeland Security’s ("DHS") P25 Compliance Assessment Program (“CAP”) is a voluntary program that allows LMR equipment suppliers to formally demonstrate their products’ compliance with P25 requirements. The purpose of the program is to provide federal, state and local emergency response agencies with evidence that the communications equipment they are purchasing satisfies the P25 standard for performance, conformance and interoperability. The program is a result of legislation passed by the U.S. Congress to improve communication interoperability for first responders and is a partnership of the DHS’s Command, Control and Interoperability Division, the National Institute of Standards and Technology (“NIST”), radio equipment manufacturers and the emergency response community.

Both the KNG and BKR series radios have been validated under the CAP as being P25 compliant.

Description of Software-as-a-Service (SaaS) Offerings

BK’s first SaaS service, InteropONE, was introduced in October 2022 at the International Association of Chiefs of Police (IACP) conference. InteropONE is a Push-to-talk-Over-Cellular ("PTTOC") SaaS service which provides emergency incident commanders the capability to dynamically establish group push-to-talk communications between at-large smartphone users directly from their smartphone. There are several PTTOC services available today from cellular carriers and other service providers. While these services provide supplementary features and coverage to LMR networks, PTTOC subscribers to a specific service cannot communicate to PTTOC subscribers of another service provider without deployment of pre-configured, complex, and expensive interoperability gateways. InteropONE addresses this interoperability gap by enabling emergency management personnel to quickly bring together any person with a smartphone regardless of which carrier they subscribed to or whether the smartphone user subscribes to a PTTOC service. This capability is vitally important for effectively managing unplanned incidents that may involve groups of people that normally do not collaborate.

BKRplay is BK’s public safety smartphone application which provides access to the InteropONE service, as well as a host of other capabilities designed to make the first responder safer and more efficient. Built around an intelligent interface between a smartphone and our BK radio, BKRplay services deliver an enhanced customer experience which increases the sales reach of our radios. BKRplay is available to download from the Google Play or Apple App stores.

We presently have one U.S. patent awarded and two pending U.S. patent applications for the SaaS services products.

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

The BKRplay smartphone application and InteropONE PTTOC service have been designed to service this market and are sold directly to end-users or through SaaS resellers.

Sales to government and public safety users represented substantially all of our sales for 2024 and 2023.

Engineering, Research and Development

Our engineering and product development activities are conducted by a team of 34 employees. Their primary development focus has been the design of a new line of next-generation P25 digital products, the BKR Series, which are in the process of supplanting our KNG products. The first product in this line, the VHF BKR5000 portable radio was introduced in August 2020. The second product, the all-band BKR9000 portable radio was released in April 2023 and our third product, the all-band BKR9500 mobile radio is currently under development.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied and production engineering. For 2024 and 2023, our engineering and development expenses were approximately $7.8 million and $9.3 million, respectively.  For 2024, the Company also capitalized approximately $1.3 million of costs related to the development of the all-band BKR9500 mobile radio described above.

Intellectual Property

We presently have five U.S. patents in force, and we have four U.S. and two international pending patent applications. We have registered U.S. trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes”, and seek to trademark registrations to protect our proprietary positions whenever possible and wherever practical. We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

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

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 17.0% of the Company’s material, subassembly and product procurements in 2024 were sourced internationally, of which approximately 79.9% were sourced from seven suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. We strive to maintain strong relationships with all of our suppliers. We anticipate that current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the U.S. Government represented approximately 38% and 49% of our total sales for the years ended December 31, 2024 and 2023, respectively. These sales were primarily to various government agencies, including those within the DHS, the U.S. Department of Defense (“DOD”), the U.S. Forest Service and the U.S. Department of Interior (“DoI”).

Backlog

Our backlog of unshipped customer orders was approximately $21.8 million and $16.0 million as of December 31, 2024 and 2023, respectively. Changes in the backlog are attributed primarily to the timing of orders and their fulfillment, which can be impacted by factors related to our supply chain.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2024, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Human Capital Resources

As of December 31, 2024, we had 113 employees, most of whom are located at our West Melbourne, Florida facility; 39 of these employees are engaged in customer service and distribution, 7 in direct manufacturing or manufacturing support, 34 in engineering, 21 in sales and marketing, and 12 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We strive to develop and maintain good relations with our employees and believe our relations with our employees are good.

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

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2024	2023
	(in millions)
United States	$74.9	$71.0
International	1.7	3.1
Total	$76.6	$74.1

Additional financial information is provided in the Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in BK. We describe certain of these risks and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to appreciate, or that we currently consider immaterial. Disclosures of risks should not be interpreted to imply that the risks have not already materialized.  These risk factors should be read in conjunction with the MD&A in Part II, Item 7 of this Annual Report on Form 10-K, and the Consolidated Financial Statements and notes thereto. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

Risks Related to our Business, Operations and Financial Condition

We depend on the success of our LMR product line.

We currently depend on our LMR products as our primary source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of additional products to our BKR Series product line, including additional multiband products, which we may be unable to successfully complete in a timely manner. Even if we successfully develop and launch additional products to the BKR Series product line, or any other new products, the development of which is a complex and requires innovation and investment, such products may not achieve market acceptance, which could have a material adverse effect on us.

We are engaged in a highly competitive industry.

We face intense competition from other LMR suppliers, and the failure to compete effectively could materially and adversely affect our market share, financial condition and results of operations. The largest supplier of LMR products in the world, Motorola Solutions, Inc., currently is estimated to have well in excess of half the market for LMR products. This supplier is also the world’s largest supplier of P25 products. Some of our competitors are significantly larger and have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Some also have established reputations for success in developing and supplying LMR products, including providing complete, integrated, communications systems and infrastructure. We do not provide complete, integrated, communications systems and infrastructure. These advantages may allow our competitors:

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

An increase in the demand for P25 products could benefit competitors that are better financed and positioned to meet such demand. Our first P25 portable radio was brought to market in 2003, and in recent years we introduced a new line of P25 products, the BKR Series. Bringing such products to market and achieving a significant market penetration for them will continue to require time and expenditure of funds, and we may be unable to successfully do so. We may be unsuccessful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to these and other technological advances, and our new products may not be accepted by customers. An inability to successfully develop and/or market products could have a material adverse effect on our business, financial condition and results of operations.

Our industry is characterized by rapidly changing technology and our success is dependent on our ability to adapt to such changes.

Our business could suffer if we are unable to keep pace with rapid technological changes and product development in our industry. The market for our LMR products is characterized by ongoing technological development, evolving industry standards and frequent product introductions. The LMR industry has largely transitioned from analog LMR products to digital LMR products in recent years. In addition, the APCO P25 standard has been widely adopted. If we are unable to successfully keep up with these changes, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to manage our growth.

Our strategic growth initiatives, which may include expansion of our existing operations and acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business, financial condition and results of operations. We hope to grow rapidly, and the failure to manage our growth could materially and adversely affect our business, financial condition and results of operations. Our business plan contemplates, among other things, leveraging our products and technology for growth in our customer base and sales, as well as expanding our range of products and services. This growth, if it materializes, could significantly challenge our management, employees, operations and financial capabilities. In the event of this expansion, we have to continue to implement and improve our operating systems and to expand, train, and manage our employee base. If we are unable to manage and integrate our expanding operations effectively, our business, results of operations and financial condition could be materially and adversely affected.

Additionally, our ability to attract customers and increase revenue from our products and services depends in part on our ability to enhance and improve such products and services and to introduce new features and technologies, including our planned expansion of the SaaS business unit and new BKR series products.  The success of new products, technologies, enhancements and developments depends on several factors, including, but not limited to our anticipation of market changes and demands for product features, adequate quality testing, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. Any delays in the planned release dates of our products and services could result in adverse publicity, loss of sales or delay in market acceptance of our products and services, any of which could cause us to lose existing customers or impair our ability to attract new customers. In addition, the introduction of new products and services by competitors or the development of entirely new offerings could make our products and technologies obsolete or adversely affect our ability to compete. Any delay or failure in the introduction of enhancements, functionality or infrastructure developments could harm our business, results of operations and financial condition.

We do not have any acquisitions currently pending, and there can be no assurance that we will complete any future acquisitions or other business transactions or that any such transactions which are completed will prove favorable to our business. We intend to seek shareholder approval for any such transactions only when so required by applicable law or regulation.  Any acquisitions of businesses and their respective assets also involve the risks that the businesses and assets acquired may prove to be less valuable than we expect, and we may assume unknown or unexpected liabilities, costs and problems.

We also face risks related to our BKRplay branded smartphone application.  We rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, to make BKRplay branded smartphone application available for download.  We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download.  In addition, any defects in our mobile application and the technology powering it may adversely affect our business.  Tools, code, subroutines and processes contained within our mobile application may contain defects not yet discovered or contained in updates and new versions.  Our introduction of updates and new versions with defects or quality problems may result in adverse publicity, reduced downloads and use, product development costs, loss of or delay in market acceptance of our products and technologies or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results from operations.

We depend heavily on sales to the U.S. Government.

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2024, approximately 38% of our sales were to agencies and departments of the U.S. Government, including but not limited to, agencies of the DHS, DoA, DoD and DoI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, budget changes and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

Our U.S. Government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in U.S. Government contracting, increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws or policies, including those related to procurement integrity, U.S. Government security regulations, including certain cybersecurity certifications and requirements, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption and the False Claims Act.

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

Our business may be materially adversely affected by global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine and in the Middle East. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflict in both of these regions has led to and could continue to result in market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, resulting sanctions have, and additional sanctions could, adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.  We are continuing to monitor the situations in Ukraine, the Middle East and globally to assess the potential impact, if any, on our business.  The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.  Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

The U.S. and global economy, as well as our business and results from operations, may be negatively impacted by a variety of factors, including inflation, interest rate uncertainty, supply chain and labor disruptions, unemployment rates, labor and materials shortages, banking instability, geopolitical events and uncertainty, such as the Ukraine-Russia conflict and the conflict in the Middle East, any U.S. government shutdown, any downgrades in the U.S. government's sovereign credit rating, public health crises and an economic downturn or recession. These challenging economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including, but not limited to, the following:

●

Inflation could adversely affect our profitability: We sometimes enter into firm fixed-price contracts. In an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. We continue to take steps that we expect will enable us to maintain acceptable operating margins despite the inability to raise prices. However, it is possible that those steps will not be successful, and that the combination of inflation and reduced demand for our LMR products will adversely affect our profitability.

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

●

Limited access by us to credit and capital: Conditions in the credit markets, including high interest rates, may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. From time to time, we also have cash in financial institutions in excess of federally insured limits, which funds might be at risk of loss should such financial institutions face financial difficulties.

The terms of the credit agreement with Fifth Third Bank, National Association contain restrictive covenants that may limit our operating flexibility or that of our subsidiaries.

On October 30, 2024, our subsidiary, BK Technologies, Inc. (the “Subsidiary”), entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association, (“Fifth Third”) for a one-year line of credit with total maximum funding up to $6 million, with an interest rate of the Secured Overnight Financing Rate (SOFR) plus 2.5% per annum. The Company will use funds obtained from the RLC for general business purposes and working capital needs.  The RLC has covenants concerning additional financing and indebtedness restrictions and financial covenants providing for a maximum funded debt ratio of 2.00 to 1.00. The RLC provides for the payment of fees by the Subsidiary and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding under the RLC may be accelerated for typical defaults including, but not limited to, the failure to make payments when due, the failure to perform any covenant, the inaccuracy of representations and warranties, the occurrence of debtor-relief proceedings, and the occurrence of unpermitted liens. The Subsidiary's repayment obligations under the RLC are guaranteed by the Company and Relm Communications, Inc. and secured by a pledge of essentially all of the assets of the Subsidiary, the Company and Relm Communications, Inc.  In general, the RLC could have an adverse effect on our financial condition or results of operations.

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

There has been increased focus from our stakeholders, including investors, consumers and employees, on our environmental, social and governance policies and practices.  Additionally, public interest and legislative pressure related to public companies' environmental, social and governance practices continues to grow.  If our environmental, social and governance policies and practices fail to meet regulatory requirements or stakeholders' evolving expectations and standards for responsible corporate citizenship, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.  At the same time, there also exists anti-environmental, social and governance, including anti-diversity, equity and inclusion, sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding any environmental, social and governance, including diversity, equity and inclusion, initiatives we may adopt.  The increased focus by stakeholders on sustainability matters could have short- and long-term impacts on our business, operations and reputation.  Inconsistency of legislation and regulations among jurisdictions, including anti-environmental, social and governance policies or legislation, and any additional regulations may also affect the costs of compliance with such laws and regulations.  Any assessment of the potential impact of future sustainability-related legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate.

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

Any failure to maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. We, along with our independent registered public accounting firm, have identified a material weakness in our internal control over financial reporting that pertained to our income tax provision. See further discussion regarding the material weakness in “Item 9A. Controls and Procedures” included in this report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses could adversely impact our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC. While we are taking steps to remediate the material weakness and enhance our disclosure controls and procedures and our internal control over financial reporting, we cannot provide any assurance that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will not identify additional significant deficiencies and material weaknesses in our internal control over financial reporting in the future. Any failure of our internal controls could result in material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and erosion of investor confidence. Such failure could also negatively affect the market price and trading liquidity of our common stock, subject us to civil and criminal investigations and penalties and could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition.

The occurrence of one or more natural disasters or other extreme weather events, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events and political instability, such as civil unrest in a country in which our suppliers or manufacturers are located, or acts of war or terrorism (wherever located around the world) or military activities disrupting transportation, communication or utility systems or otherwise causing damage to our business, employees, suppliers, manufacturers and customers; or other highly disruptive events, such as nuclear accidents, pandemics and other health crises, tariffs and other trade barriers or restrictions, or cyber-attacks, could have a material adverse effect on our business, financial condition and results of operations. Such events could have, and in the future result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. In addition, although preventative measures may help to mitigate damage from these types of catastrophic events, we cannot provide any assurance that any measures that we may take will be successful, and delays in recovery may be significant.  Furthermore, the insurance we maintain may not be adequate to cover or losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.  Such occurrences could have a material adverse effect on us and could also have indirect consequences, such as increases in the costs of insurance, if they result in significant loss of property or other insurable damage.

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

On March 28, 2019, we completed a reorganization pursuant to which BK Technologies Corporation became a holding company with no business operations of its own. BK Technologies Corporation’s only significant assets are the outstanding equity interests in BK Technologies, Inc. and any other future subsidiaries of BK Technologies Corporation. As a result, we rely on cash flows from subsidiaries to meet our obligations, including payment of dividends to our stockholders. The holding company reorganization was intended to create a more efficient corporate structure and increase operational flexibility. The anticipated benefits of this reorganization may not be obtained if circumstances prevent us from taking advantage of the opportunities that we expect it may afford us. As a result, we may incur the costs of a holding company structure without realizing the anticipated benefits, which could adversely affect our reputation, financial condition, and results of operations.  In addition, if there is an insolvency, liquidation, or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets.  Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal.

Technology-Related Risks

Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.

As a supplier of LMR products to federal, state and municipality agencies, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, which target the defense contractors and other critical infrastructure sectors. The sophistication of these threats continue to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to sensitive information could also adversely affect our business and reputation. Our customers, suppliers, subcontractors and manufacturing partners experience similar security threats.

If we are unable to protect sensitive information, including complying with evolving information security, data protection and privacy regulations, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures; and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business. The LMR products we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers, overall reputation and financial results.

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

From time to time, we have experienced, and expect to continue to experience, cyber-attacks on our information technology systems and the information systems of our distributors, manufacturers, suppliers and other partners, whose systems we do not control. These systems are vulnerable to damage, unauthorized access or interruption from a variety of sources, including, but not limited to, continually evolving cyber-attacks (including social engineering and phishing attempts), attempts to gain unauthorized access to data, cyber intrusion, computer viruses, and/or malicious or destructive code, ransomware or other malware, or denial-of-service attacks, security breach, misconduct by employees or other insiders with access to our data, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. Computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and partners or our business information. A cyber-attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in disruptions in critical systems, corruption or loss of data, theft of data, funds or intellectual property, and unauthorized release of our or our customers’ proprietary, confidential or sensitive information. Such incidents could also lead to widespread technology outages, interruptions or other failures of operational, communication or other systems globally and across companies and industries.  Such unauthorized access to, or release of, this information could expose us to data loss, disrupt our operations, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. We may not have adequate insurance coverage to compensate us for any losses associated with such events. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.

Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis, as cyber-attacks could go undetected and persist for an extended period of time.  Furthermore, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company or third parties.  In addition, vulnerabilities may be introduced from the use of artificial intelligence by us and third parties on which we rely. Moreover, the development and maintenance of preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, our distributors, manufacturers, suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk of exposing our customers or partners to cybersecurity attacks. In addition, from time to time, we implement updates to our information technology systems and software, which can disrupt or shut down our information technology systems. We may not be able to successfully integrate and launch these new systems as planned without disruption to our operations.

Our distributors, manufacturers, suppliers and other partners face similar threats and growing requirements.  Because we do not control such third parties and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyber-attack or other information security breach.  We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents.  If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees and reputation.

We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners.  Data privacy and cybersecurity laws in the U.S. and internationally are constantly changing, and the implementation of these laws has become more complex.  For instance, many states have enacted laws requiring companies to notify individuals of data security breaches of their personal data, and the SEC requires disclosure of material cybersecurity incidents.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.  Any security breach, whether successful or not, would harm our reputation and could damage our competitive position and cause the loss of customers.  In addition, any such breach, or any material failure on our part to comply with applicable laws, could subject us to litigation, government investigation or enforcement actions or other regulatory sanctions, regulatory penalties or fines, or costly response measures.  Any such occurrence could have a material adverse effect on us.  Furthermore, in order to comply with current or newly enacted laws, we may be subject to increased costs as a result of continually evaluating our policies and processes and adapting to new requirements that are or become applicable to us.

Risks Related to Our Labor and Supply Chain

Our business is subject to the economic, political, and other risks of manufacturing products in foreign countries.

We engage in business with manufacturers, some of which are located in other countries. Approximately 17% of our material, subassembly and product procurements in 2024 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic, legal, health and other conditions in such foreign countries, among others. Our business, financial condition and operating results may be materially and adversely affected by, among other things, changes in the general political, social, health and economic conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, including increased tariffs, the imposition of governmental economic sanctions on countries in which we do business or other trade restrictions or barriers, threats of war, terrorism or governmental instability, labor disruptions, the impact of public health crises on employees and the global economy, which may cause our manufacturers or suppliers to temporarily suspend operations in the affected region, potentially negatively impacting our product launch timing and shipments, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products, and the inability to obtain adequate and timely delivery of supplies and manufactured products could have a material adverse effect on us.

We contract with manufacturers to produce portions of our products. For example, during 2023, we entered into the EW MSA, pursuant to which we transitioned the manufacturing production of certain LMR products and accessories to EW, which was completed in the third quarter of 2024. Our use of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost-effective manner, and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality, as well as the impact of increased tariffs and the imposition of other trade barriers and restrictions. The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 17.0% of the Company’s material, subassembly and product procurements in 2024 were sourced internationally, of which approximately 79.9% were sourced from seven suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of these components could delay shipments of our products. The lead-time required for some of our proprietary components is up to as long as twelve to eighteen months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

Legal and Regulatory Risks

Changes in U.S. trade policy, including the imposition of new or additional tariffs on imported goods, may have a material adverse effect on us.

The U.S.'s trade policy, including the imposition of new or additional tariffs, is currently in flux, following the recent change in U.S. Presidential administration. Changes in U.S. trade policy may lead to significant increases in tariffs for imported goods, as well as retaliatory tariffs and other trade barriers and restrictions by trading partners. The current presidential administration has imposed additional tariffs on certain products from China, as well as significant tariffs on products from Mexico and Canada, which are currently on hold.  The imposition of such tariffs strained international relations and increased the risk that foreign governments implement retaliatory tariffs on goods imported from the U.S.  We derive a majority of our revenues from products comprised of electronic components from foreign sources, which makes us especially vulnerable to increased tariffs. Ongoing or new trade wars or other governmental action related to tariffs imposed by the U.S. or other countries or changes to international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain, which could have a material adverse effect on our business and results of operations.

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

Currently, we have five approved and four pending applications for U.S. patents and two international pending patent applications. We have several trademarks related to the names “BK Technologies,” “BK Radio” and “Radios for Heroes.” We seek to trademark registrations to protect our proprietary positions whenever possible and wherever practical. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

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

Risks Related to Our Common Stock

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

●

the announcement or introduction of technological innovations or new products by us or our competitors, including announcements regarding the status of our BKR Series product line and our SaaS business expansion;

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

During the period from January 1, 2020 to December 31, 2024, the trading price of our common stock ranged from $8.30 to $38.40. Many factors may cause our stock price to fluctuate, including those discussed above, variations in quarterly results; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

Cybersecurity Governance

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board of Directors is assisted by the Audit Committee, which regularly reviews our cybersecurity program and our use of and risks related to artificial intelligence with management and reports to the Board of Directors. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur at least twice annually, or more frequently as determined to be necessary or advisable.

Our cybersecurity program is run by our Chief Information Security Officer (CISO) and Chief Financial Officer (CFO), who reports to our Chief Executive Officer (CEO). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our IT Director and the Cybersecurity consultant expert. Our CISO reports to the Audit Committee or the Board of Directors on cybersecurity risks and timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Item 2. Properties.

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027. The lease includes an option for one additional extension period of five (5) years commencing July 1, 2027 and terminating at midnight June 30, 2032.  Rental, maintenance and tax expenses for this facility were approximately $625,000 and $596,000 in 2024, and 2023, respectively.

We lease approximately 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida. This lease will expire on December 31, 2025. Annual rental, maintenance and tax expenses for the facility were approximately $224,000 and $212,000 in 2024, and 2023, respectively.

Item 3. Legal Proceedings.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available.  Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements.  These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis.  Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material.  However, legal proceedings are inherently uncertain.  As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending on the size of loss or our income in that particular period.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b)	Holders.

On March 1, 2025, there were 139 holders of record of our common stock.

(c)	Dividends.

The Company announced the indefinite suspension of its quarterly cash dividend program in March 2023. The declaration and payment of cash dividends, if any, is subject to the discretion of the Board of Directors. The Board’s final determination as to whether to declare and pay dividends is based upon its consideration of our operating results, financial condition and anticipated capital requirements, as well as any contractual restrictions on the payment of dividends and such other factors it may deem relevant. Past performance is no guarantee of future results.

We received dividends from our wholly owned subsidiary, BK Technologies, Inc., to fund past dividends to our stockholders.

(d)	Issuer Purchases of Equity Securities.

On December 21, 2021, the Company announced that the Board had authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The Company has not purchased shares of our common stock under this program in 2024 and 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

October 1-31, 2024	—	—	—	$5,000,000
November 1-30, 2024	—	—	—	$5,000,000
December 1-31, 2024	—	—	—	$5,000,000

TOTAL	—	$—	—	$5,000,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our SaaS and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated SaaS products, and our new multiband radio product and other related products in the BKR Series product line; competition in the LMR industry; general economic and business conditions, including high inflation and its impacts, high interest rates, labor and supply shortages and disruptions, federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, the effects of natural disasters, changes in climate, severe weather events, geopolitical events, acts of war or terrorism, global health crises and other catastrophic events, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contracts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and to consummate, acquisition, disposition or investment transactions, impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; impact of rising health care costs; our business with manufacturers located in other countries, including changes in the U.S. Government and foreign governments’ trade and tariff policies; our inventory and debt levels; our ability to comply with the terms, including financial covenants, of our outstanding debt, including increasing fluctuating interest rates; protection of our intellectual property rights; fluctuation in our operating results and stock price; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems or third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication, or other systems; availability of adequate insurance coverage; environmental, social and governance matters; maintenance of our NYSE American listing; risks related to being a holding company; our ability to remediate the material weakness in our internal control over financial reporting; and the effect on our stock price and ability to raise equity capital of future sales of shares of our common stock.

Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors, many of which are outside of our control,  that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. We do not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except as required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that we may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

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

Executive Summary

BK Technologies Corporation (NYSE American: BKTI) (together with its wholly owned subsidiaries, “BK,” the “Company,” “we” or “us”) is a holding company that, through BK Technologies, Inc., its operating subsidiary, provides public safety grade communications products and services designed to make first responders safer and more efficient. All operating activities described herein are undertaken by our operating subsidiary.

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

The SaaS business unit focuses on delivering innovative, public safety smartphone applications which operate ubiquitously over public cellular networks. Our BKRplay branded smartphone application offers multiple services designed to make the first responder safer and more efficient. When tethered to our radios, the combined solution offers an enhanced user experience with a more unique capability which increases the sales reach of our radios.

As we move forward into 2025, we plan to expand the SaaS business unit to include public safety solutions that provide for improved interoperability, intended to make the first responder safer and more efficient when operating in the field.  We intend the new Solutions business to build a portfolio of solutions under a new brand, BK ONE.  BK ONE will include SaaS solutions such as InteropONE as well as other future software and hardware applications.

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

Customer demand and orders for our products were strong during 2023 and 2024. Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue in 2022 and were carried in backlog of $27.0 million as of December 31, 2022, that were fulfilled during 2023. The increase in sales for the year ended December 31, 2024, was primarily attributed to sales of the BKR9000 portable LMR products to federal, state and municipal public safety agencies, some of which were new customers.

For 2024, sales grew approximately 3.4% to approximately $76.6 million, compared with $74.1 million for the prior year. Gross profit margins as a percentage of sales in 2024 were 37.9%, compared with 30.0% for the prior year, generally reflecting efficiencies from the transition of production to East West Manufacturing, LLC and cost reduction efforts in 2023 and 2024. Selling, general and administrative (“SG&A”) expenses for 2024 totaled approximately $21.2 million (27.7% of sales), compared with $23.0 million (31.1% of sales) last year. We recognized an operating income of approximately $7.8 million in 2024, which was attributed primarily to increased gross margins related to the transition of production of our radio products to East West Manufacturing, LLC. For the year 2023 we recognized an operating loss of approximately $0.8 million.

In 2024 we recognized other expenses, net totaling approximately $0.5 million, primarily attributed to net interest expense and net realized losses from our investment in FG Financial Holdings, LLC an entity related to the former Chairman of our Board of Directors. This compares with other expense of $1.4 million last year, which was also primarily related to an unrealized loss from the previous investment in FG Financial Group, Inc. and net interest expense.

For 2024 the pretax income totaled approximately $7.4 million, compared with a pretax loss of approximately $2.2 million for the year 2023.

We recognized a tax benefit of $1.0 million in 2024 and a tax expense $0.1 million in 2023.

The net income for 2024 totaled approximately $8.4 million ($2.35 per basic and $2.25 per diluted share), compared with net loss of approximately $2.2 million ($0.65 per basic and diluted share) for the year 2023.

As of December 31, 2024, working capital totaled approximately $23.0 million, of which $14.4 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $16.8 million at 2023 year-end, which included $11.4 million of cash, cash equivalents and trade receivables.

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

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales
	for Years Ended December 31,
	2024	2023
Sales	100.0%	100.0%
Cost of products	(62.1)	(70.0)
Gross margin	37.9	30.0
Selling, general and administrative expenses	(27.7)	(31.0)
Other (expense) income, net	(0.6)	(1.9)
Income (loss) before income taxes	9.6	(2.9)
Income tax benefit (expense)	1.3	(0.1)
Net income (loss)	10.9%	(3.0)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Sales, net

For 2024, net sales increased approximately $2.5 million to approximately $76.6 million, compared with approximately $74.1 million for the prior year.

Customer demand and orders for our products were $84.6 million and $65.2 million in 2024 and 2023, respectively. Supply chain constraints limited our ability to manufacture the quantities needed to convert the orders into shipments and sales revenue in 2022 and were carried in backlog of $27.0 million as of December 31, 2022, that were fulfilled during 2023. The increase in sales for the year ended December 31, 2024, was primarily attributed to sales of the BKR9000 portable LMR products to federal, state and municipal public safety agencies, some of which were new customers.

The BKR Series is envisioned as a comprehensive line of new products, which will include additional models in coming quarters and years. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain, labor shortages, wage pressures, high inflation, and other force majeure events. BKR Series products, we believe, should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that we will be able to develop additional BKR Series products on the anticipated timelines, or at all, or that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

As of the end of 2024, our current backlog of customer orders and the funnel of sales prospects is healthy and includes potential new customers in federal, state, and local public safety agencies. We believe the BKR Series products, our expanded sales force, and our sales funnel, position us well to capture new sales opportunities moving forward.

The impacts of material shortages, lead-times, labor shortages, wage pressures, high inflation, the ongoing military conflicts in Ukraine and the Middle East and other geopolitical events in coming months and quarters is uncertain. Such effects have adversely impacted and have the potential to adversely affect our future sales, operations, and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for 2024 were approximately 37.9%, compared with 30.0% for the year 2023.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the year ended December 31, 2024, increased compared with the same period last year primarily due to efficiencies from the transition of production of our radio products to East West Manufacturing LLC, as well as sales mix and material cost improvements related to cost reduction efforts.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. While we anticipate continuing to do so in the future, we have increased, and are continuing to increase, our utilization of contract manufacturing resources, which provides increased flexibility for our production capacity to meet increased demand. We completed the transition of our West Melbourne, Florida manufacturing activities to East West Manufacturing, LLC's facilities during the third quarter of 2024. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. Although in the future we may encounter new product costs and competitive pricing pressures, the extent of their impact on gross margins, if any, is uncertain.

During the last three years, worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products. While we have been able to procure the material necessary to manufacture our products and fulfill customer orders, there have been delays, extended lead times and increased costs within our supply chain that improved through fiscal year 2023 and had significantly less impact on our operations for 2024. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the year ended December 31, 2024, totaled approximately $21.2 million (27.7% of sales), compared with approximately $23.0 million (31.1% of sales) for the prior year.

Engineering and product development expenses for 2024 totaled approximately $7.8 million (10.2% of sales), compared with approximately $9.3 million (12.6% of sales) for the prior year.  For 2024, the Company also capitalized approximately $1.3 million of costs related to the development of the all-band BKR9500 mobile radio.  Engineering and product development expenses are primarily related to the continued design and development of BKR Series, a new line of portable and mobile radios. These development activities are the main focus of our engineering team. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential economic effects of the conflicts in Ukraine and the Middle East in coming quarters.

Marketing and selling expenses for the year ended December 31, 2024, totaled approximately $6.2 million (8.1% of sales), compared with approximately $6.1 million (8.2% of sales) for the year 2023. Marketing and selling expenses for 2024 remained consistent with 2023 levels reflecting steady staff-related and other sales and go-to-market expenses for 2024.

General and administrative expenses for the year ended December 31, 2024, totaled approximately $7.2 million (9.4% of sales), compared with approximately $7.6 million (10.3% of sales) for the year 2023. General and administrative expenses for 2024 were consistent with the prior year and were primarily attributed to corporate management and headquarters-related expenses.

Operating income

For the year ended December 31, 2024, our operating income totaled approximately $7.8 million (10.2% of sales), compared with operating loss of approximately $0.8 million (1.0% of sales), for the year 2023. The improvement in operating income for the year is primarily attributed to increased gross margins, related to the transition of manufacturing production to East West Manufacturing LLC throughout the year 2024, as well as sales mix and material cost improvements related to cost reduction efforts.

Other (Expense) Income

Interest (Expense) Income

We recorded net interest expense of approximately $266,000 for the year ended December 31, 2024, compared with approximately $575,000 for the year 2023. Net interest expenses were attributed primarily to outstanding debt on our credit facility, with the decrease in 2024 due to lower average debt balances and the full repayment of the credit facility in September 2024.

Gain/Loss on Investments

For the year ended December 31, 2024, we recognized a realized loss of approximately $91,000 on our investment in FG Financial Holdings, LLC compared with an unrealized loss on investments of approximately $740,000 for the year 2023.

Income Tax (Expense) Benefit

We recorded $984,000 income tax benefit and $54,000 income tax expense for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, our net deferred tax assets totaled approximately $6.8 million and were primarily derived from capitalized research and development expenses and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $802,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we recorded a decrease in the valuation allowance of approximately $3,596,000 as of December 31, 2024. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2024.

Liquidity and Capital Resources

For the year ended December 31, 2024, net cash provided by operating activities totaled approximately $11.4 million, compared with cash provided by operating activities of approximately $1.7 million for the prior year. Cash provided by operating activities for 2024 was primarily related to net income, a decrease in inventories, an increase in deferred revenues, an increase in accrued other expenses and other current liabilities and depreciation and amortization, which were partially offset by a decrease in accounts payable, increases in prepaid expenses and other current assets and capitalized product development costs.

For 2024, we had a net income of $8.4 million, compared with net loss of approximately $2.2 million for the prior year. Net inventories decreased during the year ended December 31, 2024, by approximately $5.9 million, compared with an increase of approximately $2.4 million for the year 2023.  The decrease was primarily attributable to reductions in work in progress and raw materials related to the transition of production to East West Manufacturing, LLC. Accounts payable for the year ended December 31, 2024, decreased approximately $3.5 million, compared with a decrease of approximately $3.1 million for the year 2023, primarily due to the reduction in purchases of materials for production in 2024. Prepaid expenses and other current assets increased $3.0 million compared to an increase of $0.3 million for the year 2023.  The increase is primarily due to a contractual deposit payment to East West Manufacturing LLC as a result of the transition of the production of our products. Capitalization of product development costs for 2024 were $1.3 million, related to the development of the BKR multi-band mobile product. Accounts receivable decreased approximately $0.4 million during the year ended December 31, 2024, primarily attributed to increased collections compared to the prior year. For the same period last year, accounts receivable decreased approximately $2.7 million. Depreciation and amortization totaled approximately $1.7 million for the year ended December 31, 2024, compared with approximately $1.6 million for the year 2023. Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the year ended December 31, 2024, totaled approximately $1.2 million, primarily for manufacturing and engineering related equipment. For the year 2023, cash used in investing activities totaled approximately $2.1 million, primarily for purchases of engineering and manufacturing related equipment.

For the year ended December 31, 2024, cash of approximately $6.6 million was used in financing activities. During the year, we received proceeds of approximately $46.4 million from the IPSA with Alterna Capital Solutions, LLC described below. This was offset by credit facility repayments of $52.9 million and equipment loan repayments of approximately $71,000. For the year 2023, we received proceeds of approximately $74.9 million from our IPSA revolving credit facility with Alterna Capital Solutions, LLC described below, that was partially offset by credit facility repayments of $74.4 million and note payable repayments of approximately $535,000.

On November 6, 2023, we entered into a Master Supply Agreement with East West Manufacturing, LLC (EWMSA), that included a private offering of 77,520 shares of our common stock, generating net proceeds of $1.0 million. As a part of the EWMSA, the Company also issued a warrant for the purchase of an additional 135,300 shares of our common stock for $15.00 per share. The warrant has a five (5) year exercise term.  Net proceeds for the issuance of the warrant generated $1.0 million, which was paid by a $950,000 reduction in accounts payable and $50,000 in cash.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association, (“Fifth Third”) The Fifth Third RLC provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $4 million of borrowing capacity, totaling a maximum commitment of $10 million. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The RLC has a borrowing base equal to the sum of (i) 80% of eligible commercial accounts receivable, plus (ii) 50% of federal government accounts receivable, plus (iii) the lesser of (a) the sum of (i) and (ii) and (b) 50% of eligible finished goods inventory.  The Company has not utilized funding and there were no borrowings under the RLC agreement as of December 31, 2024, and as of the date of filing this report.

BK Technologies, Inc.'s repayment obligations under the RLC are guaranteed by the Company and Relm Communications, Inc. and secured by a pledge of essentially all of the assets of the Company, BK Technologies, Inc. and Relm Communications, Inc.  The loan parties are subject to customary negative covenants, including with respect to their ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions.  BK Technologies, Inc. must also comply with: (i) a maximum total funded debt ratio of 2.00 to 1.00; (ii) a fixed charge coverage ratio of 1.2 to 1.0 as measured on a rolling twelve-month basis, each measured at the end of each fiscal quarter.

The Fifth Third RLC agreement provided for customary events of default, including: (1) failure to pay principal, interest or fees under the RLC when due and payable; (2) failure to comply with other covenants and agreements contained in the Revolving Loan Commitment agreement and the other documents executed in connection therewith; (3) the making of false or inaccurate representations and warranties; (4) defaults under other debt or other obligations of BK Technologies, Inc.; (5) money judgments and material adverse changes; (6) a change in control or ceasing to operate business in the ordinary course; and (7) certain events of bankruptcy or insolvency. Upon the occurrence of an event of default, Fifth Third Bank may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the RLC agreement.

On November 22, 2022, the Company’s subsidiaries (BK Technologies, Inc. and RELM Communications, Inc.) entered into an Invoice Purchase and Security Agreement (the “IPSA”) with Alterna Capital Solutions, LLC (“Alterna”) for a one-year line of credit with total maximum funding up to $15 million, with an interest rate of Prime plus 1.85% and other monthly administrative fees. In November 2023, the IPSA was extended for one year. The IPSA line of credit was an accounts receivable and inventory financing facility, with the borrowing base of up to 85% of eligible accounts receivable and up to 75% of net orderly liquidation value of inventory, not to exceed 100% of eligible accounts receivable.  The IPSA was paid in full in September 2024 and terminated in October 2024.

On April 6, 2021, BK Technologies, Inc., a wholly owned subsidiary of BK Technologies Corporation, and JP Morgan Chase Bank, N.A. (JPMC), as a lender, entered into a Master Loan Agreement in the amount of $743,000 to finance various items of manufacturing equipment (the “JPMC Credit Agreement”). This note payable was paid in full on June 27, 2023.

On September 25, 2019, BK Technologies, Inc., a wholly owned subsidiary of BK Technologies Corporation, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425,000 to finance various items of equipment. The loan was collateralized by the equipment purchased using the proceeds.  The Master Loan Agreement was payable in 60 monthly principal and interest payments of approximately $8,000 beginning on October 25, 2019 and maturing on September 25, 2024, and bore a fixed interest rate of 5.11%.  This note payable was paid in full on June 24, 2024.

Our cash and cash equivalents balance at December 31, 2024, was approximately $7.1 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third RLC, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, and other force majeure events, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in this report.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The new standard became effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company evaluated the requirements of ASU 2023-07 and determined that there is only one reportable segment: Land Mobile Radio (LMR) Products and Solutions and included required disclosures in Note 1 to the consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies include our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are, therefore, critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our financial statements. The processes for determining the allowance for credit losses on trade receivables, allowance for excess or obsolete inventory, and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position.

There were no changes to our critical accounting policies during the twelve months ended December 31, 2024.

Revenue Recognition

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”).  ASC 606 provides that sales revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company generally satisfies performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. Some contracts include installation services, which are completed in a short period of time and the revenue is recognized when the installation is complete. Currently, the Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event.

Allowance for Credit Losses

The allowance for credit losses was approximately $50,000 on gross trade receivables of approximately $7.4 million as of December 31, 2024, as compared with $50,000 on gross trade receivables of approximately $7.9 million as of December 31, 2023. The Company records an allowance for credit losses for its financial instruments, which are primarily composed of trade accounts receivable.  The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition.  The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics.  The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Based on information available, management believes the allowance for credit losses as of December 31, 2024 and 2023 is adequate.

Slow Moving, Excess or Obsolete Inventory

The allowance for slow moving, excess or obsolete inventory was approximately $1.7 million and $1.8 million at December 31, 2024 and 2023, respectively.

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

The Company recognizes a position in its financial statements when that tax position, based solely on its technical merit, is more likely than not to be sustained upon examination by the relevant taxing authority.  Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statutes of limitations.  Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
BK Technologies Corporation
West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BK Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 consolidated financial statements of the Company to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures as described in Note 1.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Stockholders and Board of Directors
BK Technologies Corporation

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Slow-Moving, Excess, and Obsolete Inventory

As more fully disclosed in Notes 1 and 2 of the notes to the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving, excess, and obsolete inventory to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past sales and usage experience, significant assumptions such as future sales and usage forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an allowance for slow-moving, excess, and obsolete inventory of approximately $1,694,000 as of December 31, 2024.

We identified the allowance for slow-moving, excess, and obsolete inventory as a critical audit matter. Our principal consideration for this determination is the high degree of auditor judgement and subjectivity involved in evaluating management’s significant assumptions related to estimating the allowance, particularly as it relates to evaluating assumptions related to future inventory turnover and sales.

The following are the primary procedures we performed to address this critical audit matter:

● We obtained an understanding and evaluated the design and implementation of internal controls relating to recording inventory at the lower of cost or net realizable value.
● We evaluated the completeness and accuracy of the underlying data used in development of the allowance for slow-moving, excess, and obsolete inventory, including the mathematical accuracy of the calculation.
● For a sample of raw materials, work-in-progress (WIP) and finished goods inventory at year-end, we compared recorded amounts to supporting documentation for original cost.
● We evaluated the reasonableness of the Company’s estimate by comparing historical allowance amounts to the history of actual inventory write-offs.
● We evaluated the reasonableness of management’s business plan and forecasts of future sales assumptions, including expected changes in technology and product lines, and whether the assumptions used were reasonable considering historical sales and expectations regarding future sales.

We have served as the Company’s auditor since 2024.

/s/ Forvis Mazars, LLP

Orlando, Florida
March 27, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BK Technologies Corporation
West Melbourne, Florida

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, the accompanying consolidated balance sheet of BK Technologies Corporation (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Note 1), present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting (as described in Note 1), and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustment are appropriate and have been properly applied.  Those adjustments were audited by Forvis Mazars, LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor from 2015 to 2024.

/s/ MSL, P.A.

Orlando, Florida
March 14, 2024

BK TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$7,075	$3,456
Trade accounts receivable, net	7,349	7,902
Inventories, net	17,636	23,952
Prepaid expenses and other current assets	4,881	1,892
Total current assets	36,941	37,202

Property, plant and equipment, net	4,911	5,366
Operating lease right-of-use (ROU) assets	1,128	1,560
Investments	—	742
Deferred tax assets, net	6,788	4,116
Capitalized product development cost	1,321	—
Other assets	410	422
Total assets	$51,499	$49,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,327	$9,822
Accrued compensation and related taxes	2,289	1,302
Accrued warranty expense	1,008	722
Accrued other expenses and other current liabilities	1,894	363
Short-term operating lease liabilities	571	525
Credit facility	—	6,476
Notes payable-current portion	—	71
Deferred revenue	1,885	1,137
Total current liabilities	13,974	20,418

Long-term operating lease liabilities	714	1,260
Deferred revenue	6,980	6,419
Total liabilities	21,668	28,097
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 3,913,959 and 3,867,082 issued and 3,571,879 and 3,577,002 outstanding shares as of December 31, 2024 and 2023, respectively	2,348	2,320
Additional paid-in capital	49,386	48,602
Accumulated deficit	(15,850)	(24,209)
Treasury stock, at cost, 342,080 and 290,080 shares as of December 31, 2024, and 2023, respectively	(6,053)	(5,402)
Total stockholders’ equity	29,831	21,311
Total liabilities and stockholders’ equity	$51,499	$49,408

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Sales, net	$76,592	$74,094
Expenses
Cost of products	47,542	51,858
Selling, general and administrative	21,222	23,013
Total operating expenses	68,764	74,871

Operating income (loss)	7,828	(777)

Other (expense) income:
Net interest (expense)	(266)	(575)
Gain on disposal of property, plant, and equipment	2	—
(Loss) on investments	(91)	(740)
Other (expense)	(98)	(84)
Total other expense	(453)	(1,399)
Income (loss) before income taxes	7,375	(2,176)
Provision for income tax benefit (expense)	984	(54)
Net income (loss)	$8,359	$(2,230)
Net income (loss) per share-basic	$2.35	$(0.65)
Net income (loss) per share-diluted	$2.25	$(0.65)
Weighted average shares outstanding-basic	3,553	3,427
Weighted average shares outstanding-diluted	3,711	3,427

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional
	Common Stock	Common Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2022	3,686,939	$2,212	$45,304	$(21,979)	$(5,402)	$20,135
Common stock issued	94,376	59	1,004	—	—	1,063
Common stock issued-stock options	345	3	(3)	—	—	—
Common stock issued-restricted stock units	85,422	46	(46)	—	—	—
Share-based compensation expense-stock options	—	—	200	—	—	200
Shared-based compensation expense-restricted stock units	—	—	1,143	—	—	1,143
Common stock warrants issued	—	—	1,000	—	—	1,000
Net loss	—	—	—	(2,230)	—	(2,230)
Balance at December 31, 2023	3,867,082	2,320	48,602	(24,209)	(5,402)	21,311
Common stock issued-stock options	4,637	2	30	—	—	32
Common stock issued-restricted stock units	33,799	20	(20)	—	—	—
Common stock issued-warrants exercised	8,441	6	(6)	—	—	—
Share-based compensation expense-stock options	—	—	286	—	—	286
Shared-based compensation expense-restricted stock units	—	—	494	—	—	494
Treasury shares					(651)	(651)
Net income	—	—	—	8,359	—	8,359
Balance at December 31, 2024	3,913,959	$2,348	$49,386	$(15,850)	$(6,053)	$29,831

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Operating activities
Net income (loss)	$8,359	$(2,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for credit losses	122	—
Inventory allowance	367	591
Amortization of deferred finance costs and other assets	75	150
Deferred tax benefit	(2,672)	—
Depreciation and amortization	1,692	1,635
Share-based compensation expense -stock options	286	200
Share-based compensation expense-restricted stock units	494	1,143
Loss on investments	91	740
(Gain) on sale of equipment	(2)	—
Changes in operating assets and liabilities:
Trade accounts receivable	431	2,714
Inventories	5,949	(2,437)
Prepaid expenses and other current assets	(2,989)	(314)
Capitalized product development cost	(1,321)	—
Other assets	12	(279)
Operating lease ROU assets and lease liabilities	(68)	(54)
Accounts payable	(3,495)	(3,077)
Accrued compensation and related taxes	987	159
Accrued warranty expense	286	131
Deferred revenue	1,309	2,921
Accrued other expenses and other current liabilities	1,531	(338)
Net cash provided by operating activities	11,444	1,655

Investing activities
Purchases of property, plant and equipment	(1,235)	(2,117)
Net cash used in investing activities	(1,235)	(2,117)

Financing activities
Proceeds from issuance of common stock options	32	1,063
Proceeds from issuance of common stock warrants	—	1,000
Proceeds from credit facility and notes payable	46,359	74,908
Repayment of credit facility and notes payable	(52,981)	(74,971)
Net cash (used in) provided by financing activities	(6,590)	2,000

Net change in cash and cash equivalents	3,619	1,538
Cash and cash equivalents, beginning of year	3,456	1,918
Cash and cash equivalents, end of year	$7,075	$3,456
Supplemental disclosure
Interest paid	$357	$660
Non-cash financing activity
Common stock issued under restricted stock units	$376	$890
Cashless exercise of stock options and related conversion of net shares to stockholders’ equity	$30	$4

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
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

On March 28, 2019, BK Technologies, Inc., the predecessor of BK Technologies Corporation, implemented a holding company reorganization, which resulted in BK Technologies Corporation becoming the direct parent company of, and the successor issuer to, BK Technologies, Inc. For the purpose of this report, references to the “Company” or its management or business at any period prior to the holding company reorganization ( March 28, 2019) refer to those of BK Technologies, Inc. as the predecessor company and its subsidiaries and thereafter to those of BK Technologies Corporation and its subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

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

The allowance for slow-moving, excess and obsolete inventory is used to state the Company’s inventories at the lower of cost or net realizable value. Because the amount of inventory that will actually be recouped through sales cannot be known with certainty at any particular time, the Company relies on past sales experience, future sales forecasts, and its strategic business plans.  Generally, in analyzing inventory levels, inventory is classified as having been used or unused during the past year.  The Company then establishes an allowance based upon several factors, including, but not limited to, business forecasts, inventory quantities, and historic usage profile.

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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows.  No long-lived assets were considered impaired at December 31, 2024 and 2023.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Allowance for Credit Losses

The Company records an allowance for credit losses based on specifically identified amounts that the Company believes to be uncollectible.  The Company records an allowance for credit losses for its financial instruments, which are primarily composed of trade accounts receivable.  The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition.  The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics.  The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.  Based on information available, management believes the allowance for credit losses as of December 31, 2024 and 2023 is adequate.

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

The Company recognizes a tax position in its financial statements when the tax position, based solely upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.  Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with taxing authority, or upon expiration of statutes of limitations.  Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more than not threshold of being sustained.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2024 and 2023, accounts receivable from governmental customers were approximately $600 and $1,445, respectively.  Generally, receivables are due within 30 days.  Credit losses relating to customers have been consistently within management’s expectations.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250.  From time to time, the Company has had cash in financial institutions in excess of federally insured limits.  As of December 31, 2024, the Company had cash and cash equivalents in excess of FDIC limits of $6,825.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 17.0% of the Company’s material, subassembly and product procurements in 2024 were sourced internationally, of which approximately 79.9% were sourced from seven suppliers. For 2023, approximately 16.0% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 94.8% were sourced from twelve suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, and other liabilities. As of December 31, 2024 and 2023, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Prior to September 14, 2022, the Company held an investment in the common stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”), which investment was held by the Company through 1347 LP.  The Company used observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing its investment in FGF.

Effective September 14, 2022, the Company made an investment in Series B common membership interests of FG Financial Holdings, LLC (“FG Holdings LLC”), an entity related to the former chairman of the Company's Board of Directors. As further discussed in Note 7, the Company recorded the investment according to guidance provided by ASC 820 “Fair Value Measurement”, as the Company did not have a controlling financial interest in, nor exerted significant influence over the activities of FG Holdings LLC. The investment in Series B common membership interests of FG Holdings LLC was reported using net asset value (“NAV”) of interests held by the Company at period-end.  The NAV was calculated using the observable fair value of the underlying stock of FGF held by FG Holdings LLC, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in operating agreement of FG Holdings LLC.  The NAV was used as a practical expedient and has not been classified within the fair value hierarchy.

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

Liquidity

The Company recognized operating income of $7.8 million during 2024 and an operating loss of $0.8 million during 2023.  The Company’s 2023 operating results were negatively impacted by the worldwide shortages of materials, in particular semiconductors and integrated circuits, extended lead times, and increased costs and inventory levels for certain components due to supply chain disruptions in 2022 and early in 2023.

On October 30, 2024, the Company's wholly owned subsidiary, BK Technologies, Inc. entered into a new Revolving Loan Commitment agreement with Fifth Third Bank, N.A., providing for a one-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to an additional $4,000 of borrowing capacity, totaling a maximum commitment of $10,000.

On November 22, 2022, the Company’s wholly owned subsidiaries, BK Technologies, Inc. and RELM Communications, Inc. (the “Subsidiaries”), entered into an Invoice Purchase and Security Agreement (“IPSA”) with Alterna Capital Solutions, LLC (“Alterna”), providing for a one-year line of credit with total maximum funding up to $15,000 (the “Line of Credit”). On November 22, 2023, the IPSA was renewed for one more year.  The IPSA was paid off in September 2024.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
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

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2024 and 2023, such expenses totaled $496 and $478, respectively.

Engineering, Research and Development Costs

Included in SG&A expenses for the years ended December 31, 2024 and 2023 are engineering, research and development costs of $7,841 and $9,334, respectively.

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

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $494 and $1,143 for the years ended December 31, 2024 and 2023, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed and presented for all periods in accordance with ASC 260 “Earnings per Share”.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Comprehensive Income (loss)

Comprehensive income (loss) was equal to net income (loss) for the years ended December 31, 2024 and 2023.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The new standard became effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company evaluated the requirements for ASU 2023-07 and reported one reportable segment and included required disclosures.

Segment Reporting Disclosures

The Company has one reportable segment - Land Mobile Radio (LMR) Products and Solutions.

The LMR segment provides radio devises that are hand-held (portable) or installed in vehicles (mobile) and operate on private radio systems that are P25 compliant.  The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

The LMR radio products are used by public safety agencies of the federal government, state and local municipality P25 compliant radio systems.  The radio systems operate on frequencies managed by the Federal Communications Commission (FCC). The Company’s chief operating decision maker is the senior executive committee that includes the chief technology officer, chief financial officer, and the chief executive officer.

The accounting policies of the LMR segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the LMR segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The chief operating decision maker uses operating income (loss) and net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the LMR segment or into other parts of the entity, the development of public safety applications utilizing cellular technology or for acquisitions. Net income (loss) is used to monitor budget versus actual results. The chief operating decision maker also uses net income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The table below summarizes the significant categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	2024	2023
Sales, net	$76,592	$74,094
Cost of products	47,542	51,858
Gross margin	29,050	22,236

Engineering and product development	7,841	9,334
Marketing and selling	6,206	6,058
General and administrative	7,175	7,621
Selling, general and administrative expenses	21,222	23,013
Operating income (loss)	7,828	(777)

Other (expense) income (a)	(362)	(659)
Income tax (expense) benefit	984	(54)
Segment net income (loss)	$8,450	$(1,490)

Reconciliation of profit or loss
Adjustments and reconciling item
Loss on investments	(91)	(740)
Consolidated net income (loss)	$8,359	$(2,230)

(a) Other segment items included interest expense and foreign currency exchange gains/(losses)

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

2. Inventories, net

Inventories, which are presented net of allowance for slow moving, excess and obsolete inventory, consisted of the following:

	December 31,	December 31,
	2024	2023
Finished goods	$3,194	$4,622
Work in process	4,210	8,275
Raw materials	10,232	11,055
	$17,636	$23,952

Changes in the allowance for slow-moving, excess, and obsolete inventory are as follows:

	Years Ended December 31,
	2024	2023
Balance, beginning of year	$1,838	$1,247
Charged to cost of sales	367	591
Disposal of inventory	(511)	—
Balance, end of year	$1,694	$1,838

During the year ended December 31, 2024, the Company wrote off $511 of inventory that had been fully allowed for previously, which had no impact to the Company's consolidated balance sheets or consolidated statements of operations.

3. Allowance for Credit Losses

Changes in the allowance for credit losses are composed of the following:

	Years Ended December 31,
	2024	2023
Balance, beginning of year	$50	$50
Provision for credit losses	122	—
Uncollectible accounts written off	(122)	—
Balance, end of year	$50	$50

4. Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2024	2023
Leasehold improvements	$704	$659
Machinery and equipment	18,977	17,793
Gross Property, Plant, and Equipment	19,681	18,452
Less accumulated depreciation and amortization	(14,770)	(13,086)
Property, plant and equipment, net	$4,911	$5,366

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2024 and 2023 was approximately $1,692 and $1,635 respectively. During the year ended December 31, 2024, the company removed from its records approximately $8 of fully depreciated machinery and equipment and none in the year ended December 31, 2023.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

5. Capitalized Product Development Costs

              The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR 9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized product development costs were $1,321 as of December 31, 2024.

6. Debt

Credit Facilities

On October 30, 2024, BK Technologies, Inc., a wholly owned subsidiary of the Company, as the borrower, entered into a new credit facility with Fifth Third Bank, National Association, as the lender (the “Fifth Third Revolving Loan Commitment”). The Fifth Third Revolving Loan Commitment provides for a one-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to an additional $4,000 of borrowing capacity, totaling a maximum commitment of $10,000. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty.

BK Technologies, Inc.’s repayment obligations under the credit facility are guaranteed by the Company and RELM Communications, Inc. and secured by a pledge of essentially all of the assets of BK Technologies, Inc., the Company and RELM Communications, Inc. (collectively, the “Loan Parties”).

The Loan Parties are subject to customary negative covenants, including with respect to their ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions. BK Technologies, Inc. must also comply with a maximum total funded debt ratio of 2.00 to 1.00 and a minimum fixed charge coverage ratio of 1.20 to 1.00, each measured at the end of every fiscal quarter.  As of December 31, 2024, the Company was in compliance with the debt covenants and there was no outstanding borrowing balance.

              On November 22, 2022, the Subsidiaries entered into the IPSA with Alterna. On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the IPSA to, among other things, provided a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance. The IPSA, which provided for a one-year Line of Credit with a maximum capacity of up to $15,000 was renewed in November 2023 and paid in full on September 30, 2024. The Line of Credit bore an interest rate of Prime plus 1.85%. Interest and related servicing fees for years ended December 31, 2024 and 2023, were approximately $356 and $648, respectively. Under the arrangement, the Company could transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash.  Generally, at the transfer date, the Company could receive cash equal to approximately 85% of the value of the transferred receivables.  The Company accounted for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable. During 2024 and 2023, the Company transferred receivables having an aggregate face value of $49,700 and $67,400, respectively, to the conduit and received proceeds of $46,400 and $74,600, respectively, which also includes draws on available inventory funding. There were no losses incurred on these transfers during 2024 and 2023, respectively.  The Company terminated the IPSA in October 2024 upon entering into the credit facility with Fifth Third Bank.

Notes Payable

On April 6, 2021, BK Technologies, Inc., a wholly owned subsidiary of the Company, and JP Morgan Chase Bank, N.A., as a lender, entered into a Master Loan Agreement in the amount of $743 to finance various items of manufacturing equipment (the “JPMC Credit Agreement”). The Company used funds obtained from the Line of Credit to replace the JPMC Credit Agreement.  This note payable was paid in full on June 27, 2023.

          On September 25, 2019, BK Technologies, Inc., a wholly owned subsidiary of the Company, and U.S. Bank Equipment Finance, a division of U.S. Bank National Association, as a lender, entered into a Master Loan Agreement in the amount of $425 to finance various items of manufacturing equipment. The loan was collateralized by the equipment purchased using the proceeds. The Master Loan Agreement was payable in 60 equal monthly principal and interest payments of approximately $8 beginning on October 25, 2019, was scheduled to mature on September 25, 2024, and bore a fixed interest rate of 5.11%. This note payable was paid in full on June 24, 2024

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

7. Investments

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

The investment in the Series B common membership interests of FG Holdings LLC was measured using the NAV practical expedient in accordance with ASC 820 Fair Value Measurement and has not been classified within the fair value hierarchy. FG Holdings LLC invested in the common and preferred stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”). FG Holdings LLC’s structure provided for Series A preferred interests, which accrued a return of eight percent per annum and received 20% of positive profits with respect to the total return in the capital provided by the holders of Series A preferred membership interests. The Series B common membership interests received cumulative distributions equal to the aggregate capital contributions by the Series B common membership interest equal to the total return on capital provided by the Series B common membership interests. Series B common membership interests also received an additional return equal to 1.5 times the Series A of positive profits described above. There was no defined redemption frequency, and the Company could not redeem or transfer its investment without the prior written consent of FG Holdings LLC' managers, who were related parties. Distributions could have been made to members at such times and amounts as determined by the managers, and were based on the most recent NAV. The Company did not have any unfunded commitments related to this investment.

As of December 31, 2023, the members and affiliates of FG Holdings LLC beneficially owned in the aggregate 5,666,111 shares of FGF's common stock, representing approximately 55% of FGF's outstanding shares. Additionally, FG and its affiliates constituted the largest stockholder of the Company, as of December 31, 2023. FG and its affiliates exited its investment in the Company in June 2024. Mr. Kyle Cerminara, who served as a director of the Company and chairman of the Board of Directors until December 14, 2023, was Chief Executive Officer, Co-Founder, and Partner of FG and served as chairman of the board of directors of FG Group Holdings Inc., the entity that was a majority Series B member in FG Holdings ILC. Mr. Cerminara also serveds as a manager of FG Holdings, LLC and chairman of the board of directors of FGF.

During the year ended December 31, 2024 and 2023, the Company recognized a realized loss of approximately $91 and an unrealized loss of approximately $740 due to changes on investments, respectively.

8. Leases

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. The lease includes an option for one additional extension period of five (5) years commencing July 1, 2027 and terminating at midnight June 30, 2032. Rental, maintenance and tax expenses for this facility were approximately $625 and $596 in 2024 and 2023, respectively.

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. Annual rental, maintenance and tax expenses for the facility were approximately $224 and $212 in 2024 and 2023, respectively.

Lease costs consist of the following:

	December 31,
	2024	2023
Operating lease cost	$543	$542
Variable lease cost	133	132
Total lease cost	$676	$674

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8. Leases (Continued)

Supplemental cash flow information related to leases was as follows:

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$611	$595
Operating cash flows (liability reduction)	528	485

Other information related to operating leases was as follows:

December 31,
2024
Weighted average remaining lease term (in years)	2.36
Weighted average discount rate	5.50%

Maturity of operating lease liabilities as of December 31, 2024 were as follows:

Year ending
December 31,
2025	$625
2026	486
2027	249
2028	5
2029	3
Thereafter	—
Total payments	1,368
Less: imputed interest	(83)
Total liability	$1,285

9. Income Taxes

The income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2024	2023
Current:
Federal	$489	$25
State	1,199	29
	1,688	54
Deferred:
Federal	(1,581)	—
State	(1,091)	—
	(2,672)	—
	$(984)	$54

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2024	2023

Statutory U.S. income tax rate	21.00%	21.00%
State taxes, net of federal benefit	9.42%	(1.34)%
Permanent differences	0.84%	(0.87)%
Change in valuation allowance	(48.79)%	(48.01)%
Change in tax credits	(4.59)%	16.59%
Uncertain tax position	19.25%	—
Impact from rate changes	(10.48)%	10.14%
Effective income tax rate	(13.35)%	(2.49)%

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9. Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Operating loss carryforwards	$—	$1,857
R&D Tax Credits	300	2,779
Section 263A costs	47	56
Additional K-1 temporary adjustment	1	—
Capitalized research and development expenses	3,389	1,029
Interest	—	34
Net ROU asset and lease liability	42	53
Unrealized loss	—	628
Capital loss carryforward	802	—

Asset reserves:
Bad debts	13	12
Inventory allowance	454	430
State depreciation	117	—

Accrued expenses:
Non-qualified stock options	463	343
Compensation	122	107
Deferred warranty revenue	2,638	1,934
Deferred tax assets	8,388	9,262

Less valuation allowance	(802)	(4,398)
Total deferred tax assets	7,586	4,864

Deferred tax liabilities:
Depreciation	(798)	(748)
Total deferred tax liabilities	(798)	(748)

Net deferred tax assets	$6,788	$4,116

           As of December 31, 2024, the Company had deferred tax assets of approximately $7,586 offset by deferred tax liabilities of $798. This asset is primarily composed of capitalization of research and development expenses and deferred revenue. The liability is composed of the effect of differences in amortization and depreciation utilized for tax purposes.

.

During 2024, the Company utilized $7,915 of federal NOLs and during 2023 the Company utilized $4,911 of federal NOLs. The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2024, 2023, and 2022. GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

          Based on the analysis of all available evidence, both positive and negative, the Company has concluded that, except for the capital loss carryforward of approximately $802, it currently does have the ability to generate sufficient taxable income in the necessary period to utilize the benefits for the deferred tax assets. Accordingly, the Company recorded a decrease in the valuation allowance of $3,596 as of December 31, 2024. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance amounts related to the deferred tax assets recognized as of December 31, 2024.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2024. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

2024
Balance at January 1	-
Additions based on tax positions related to the current year	154
Additions for tax positions of prior years	1,265
Balance at December 31,	1,419

As of December 31, 2024, the Company recorded approximately $1,419 of unrecognized tax benefits, a net increase of $1,419 from $-0- as of December 31, 2023.  If the Company recognized its tax positions, approximately $1,419 would favorably impact the tax rate.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended December 31, 2024, and 2023, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2019 through 2023 are still open to IRS examination under the statute of limitations.  The last IRS examination on the Company’s 2007 calendar year was closed with no change.

10. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2024	2023
Numerator:
Net income (loss) from continuing operations numerator for basic and diluted earnings per share	$8,359	$(2,230)
Denominator:
Denominator for basic income (loss) per share weighted average shares	3,553,303	3,426,622
Effect of dilutive securities:
Options, restricted stock units, and warrants	157,341	—
Denominator for diluted income (loss) per share weighted average shares	3,710,644	3,426,622
Basic income (loss) per share	$2.35	$(0.65)
Diluted income (loss) per share	$2.25	$(0.65)

Approximately 202,600 stock options and 19,587 restricted stock units for the year ended December 31, 2023 were excluded from the calculation because they were anti-dilutive (none for the year ended December 31, 2024).

11. Share-Based Compensation

Stock Options

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $286 and $200 of share-based employee compensation expense related to stock options during the years ended December 31, 2024 and 2023, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2024 and 2023 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2024	FY 2023
Expected Volatility	56.8%	55.8%
Expected Dividends	0%	0%
Expected Term (in years)	6.5	6.5
Risk-Free Rate	4.08%	3.67%
Estimated Forfeitures	0.0%	0.0%

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11. Share-Based Compensation (Continued)

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2024, and changes during the year ended December 31, 2024, are presented below:

		Wgt. Avg.	Wgt. Avg.	Wgt Avg.
		Exercise	Remaining	Grant Date	Aggregate
		Price ($)	Contractual	Fair Value ($)	Intrinsic
	Stock Options	Per Share	Life (Years)	Per Share	Value ($)

As of January 1, 2024
Outstanding	202,600	14.76	7.60	5.94	37,773
Vested	105,313	16.01	6.80	5.78	9,661
Nonvested	97,287	13.41	8.47	6.12	28,112

Period activity
Issued	115,900	12.31	—	7.29	—
Exercised	6,200	13.57	—	6.01	—
Forfeited	27,200	16.25	—	6.98	—
Expired	—	—	—	—	—

As of December 31, 2024
Outstanding	285,100	13.65	7.72	6.39	5,884,764
Vested	109,840	15.23	6.25	5.46	2,093,685
Nonvested	175,260	12.66	8.63	6.97	3,791,078

Outstanding:

				Wgt. Avg.	Wgt. Avg.
				Exercise	Remaining
Range of Exercise Prices			Stock Options	Price ($)	Contractual
($) Per Share			Outstanding	Per Share	Life (Years)

11.51	-	15.53	247,300	12.82	8.21
16.20	-	25.50	37,800	19.06	4.50
			285,100	13.65	7.72

Exercisable:

				Wgt. Avg.
				Exercise
Range of Exercise Prices			Stock Options	Price ($)
($) Per Share			Exercisable	Per Share

11.51	-	15.53	76,240	13.39
16.20	-	25.50	33,600	19.41
			109,840	15.23

The weighted-average grant-date fair value per option granted during the years ended December 31, 2024 and 2023 was $6.39 and $5.94, respectively.  There were 6,200 and 4,000 stock options exercised during the years ended December 31, 2024 and 2023, respectively.

Restricted Stock Units

In connection with the restricted stock units (sometimes referred to as "RSUs") granted to non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued, utilizing the most current information available to the Company at the date of the consolidated financial statements.  The Company estimates the fair value of the restricted stock unit awards based upon the market price of the underlying common stock on the date of grant.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11. Share-Based Compensation (Continued)

A summary of non-vested restricted stock units under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
		Grant Date
Year ended December 31, 2024	Number of Shares	Price per Share
Unvested as of January 1, 2024	19,587	$13.22
Granted	58,760	12.20
Vested and issued	(33,801)	11.74
Cancelled/forfeited	—	—
Unvested as of December 31, 2024	44,546	$12.99

		Weighted Average
Year ended December 31, 2023	Number of Shares	Price per Share
Unvested at January 1, 2023	41,129	$13.20
Granted	45,412	$12.37
Vested and issued	(66,954)	$12.63
Cancelled/forfeited	—	—
Unvested at December 31, 2023	19,587	$13.22

During the year ended December 31, 2024 and 2023, the Company also issued 8,960 RSUs under a consulting agreement for advisory services to the Board of Directors.  The principal of the consulting firm was elected as the Chairman of the Board of Directors in December 2023.

During 2024 and 2023, the Company’s Board of Directors approved the Executive Salary Swap Plan to prospectively swap a portion of certain executive’s salaries for a 12 month period (10% minimum, up to 50%) otherwise payable in cash for a grant of RSUs (with each RSU representing a contingent right to receive one share of the Company’s Common Stock) at a fixed rate of $10 per share, rounded down to the nearest whole RSU.  The Restricted Stock Units vested at the date of the grant. The Company issued 13,979 and 6,739 RSUs under this arrangement during  December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, there was approximately $1,419 and $682, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over one to four years.

12. Other Equity Transactions

On January 25, 2024, the Company redeemed its "Interests" of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of the Company’s Common Stock, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

On November 6, 2023, the Company entered into a Master Supply Agreement (the “MSA”) and Transition Services Agreement (the “TSA,” and together with the MSA, the “Agreements”) with East West Manufacturing, LLC, a Georgia limited liability company (“East West”). Pursuant to the Agreements, the Company transitioned its West Melbourne, Florida manufacturing activities to East West’s facilities, and East West became the exclusive third-party manufacturer of the Company’s radio product line under a three-year arrangement. In connection with the Agreements, the Company and East West entered into a Stock Purchase Agreement (the “SPA”), pursuant to which East West purchased 77,520 shares of the Company’s common stock with a value equal to $1,000. The number of shares of common stock was determined based upon a price per share of $12.90, which is equal to the average of the closing price of the Company's common stock on the NYSE American exchange for the 30 most recent trading days prior to November 6, 2023, rounded up to the nearest whole number of shares.

Additionally, East West purchased a warrant (“Warrant”), with a five-year term to purchase up to 135,300 shares of the Company’s common stock at an exercise price per share of $15.00. The consideration for the Warrant was payment equal to (a) $1,000 minus (b) (i) the amount of any outstanding accounts payable by the Company to East West and (ii) the amount of any excess or obsolete inventory of the Company held by East West (solely to the extent not otherwise taken into account pursuant to the MSA or any other agreement between the Company and East West). The payment consisted of a $950 reduction in accounts payable and $50 in cash. The common stock, the Warrant and the shares issuable upon exercise of the Warrant were deemed to be issued to an accredited investor in a private placement exempt from the registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The Company’s reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there will be no subsequent or contemporaneous public offerings of the Warrant or the shares underlying the Warrant by the Company; and (d) the negotiations for the sale of the securities took place directly between East West and the Company.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

12. Other Equity Transactions (Continued)

The Warrant issued to East West was classified as a component of permanent equity in the Company's Consolidated Balance Sheets as it is a freestanding financial instrument that is immediately exercisable, does not embody an obligation for the Company to repurchase its own shares and permits the holders to receive a fixed number of shares of common stock upon exercise.  For year ended 2023, all of the shares underlying the Warrant had not been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares would have been anti-dilutive.

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

FY 2024
Expected Volatility	67.2%
Expected Dividends	0%
Stock price	$34.29
Strike price	$15.00
Expected Term (in years)	3.8
Risk-Free Rate	4.34%

13. Significant Customers

Sales to the U.S. Government represented approximately 38% and 49% of the Company’s total sales for the years ended December 31, 2024 and 2023 respectively. These sales were primarily to the various government agencies, including those within the United States Department of Defense, the United States Forest Service, the United States Department of Interior, and the United States Department of Homeland Security. In addition, one commercial customer accounted for approximately 13% of net sales for the year ended December 31, 2024 and approximately 24% of accounts receivable at December 31, 2024. Another commercial customer accounted for approximately 15% of accounts receivable at December 31, 2024. There were no commercial customers accounting for more than 10% of net sales for the year ended December 31, 2023. One commercial customer accounted for approximately 16% of accounts receivable at December 31, 2023.

14. Retirement Plan

The Company sponsors a participant contributory retirement 401(k) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2024 and 2023, total contributions made by the Company were $199 and $220, respectively.

15. Commitments and Contingencies

Royalty Commitment

In 2003, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $181 and $234 for the years ended December 31, 2024 and 2023, respectively. The agreement has an indefinite term and can be terminated by either party under certain conditions.

In 2022, the Company entered into a technology license related to its development of multi-band products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement, which started in June 2023. The Company paid $4 and $0.03 in 2024 and 2023, respectively.  The agreement is for three years and can be automatically renewed for one year at the end of its initial term unless either party provides at least 120 days’ prior written notice of its election not to extend the initial term. Thereafter, either party can terminate the agreement by providing a written notice of non-renewal of at least 60 days’ prior to the end of the then current term.

Purchase Commitments

The Company has purchase commitments for inventory totaling $9,324 as of December 31, 2024.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2024 AND 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2024, the plan had a stop-loss provision insuring losses beyond $90 per employee per year and an aggregate stop-loss of $2,185.  As of December 31, 2024 and 2023, the Company recorded an accrual for estimated claims in the amount of approximately $336 and $275, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2024 and 2023.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year and five-year product warranties during the years ended December 31, 2024 and 2023 are as follows:

	Balance at			Balance at
	Beginning of	Warranties	Warranties	End of
	Year	Issued	Settled	Year
2024	$722	$1,149	$(863)	$1,008
2023	$591	$165	$(34)	$722

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business.

There were no pending material claims or legal matters as of December 31, 2024.

Geopolitical Tensions

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine and in the Middle East. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflict in both of these regions could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

16. Capital Programs

On December 17, 2021 a share repurchase program was authorized under which the Company may repurchase up to an aggregate of $5,000 of its common shares. Share repurchases under this program were authorized to begin immediately. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require the Company to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. As of December 31, 2024, the Company has completed no share repurchases under this program.

The Company announced the suspension of its quarterly cash dividend program in March 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the material weakness related to proper design and implementation of certain controls over income tax provision and management’s review of the income tax provision described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

During this assessment and as a result of the external audit of our 2024 financial results, management identified a material weakness in our internal control over financial reporting, which is discussed further below.  As a result of the material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. We identified a material weakness in internal control related to the proper design and implementation of certain controls over financial reporting related to the income tax provision and management’s review of the income tax provision.

This deficiency resulted in an elevated risk that a material misstatement of our annual or interim financial statements would not be prevented or detected by other compensating controls. Notwithstanding the identified material weakness, we believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

Following the identification and communication of the material weakness described above, management commenced remediation actions relating to the material weakness beginning in the first quarter of fiscal year 2025, as follows:

●

Management, with the assistance of a third party, will perform an evaluation of the processes and procedures around our processes and internal control design gaps, and recommend process enhancements, specifically related to income tax provisions.

●

We are enhancing our review processes for complex accounting transactions by enhancing access to accounting literature and identification of third-party professionals with whom to consult with regarding complex accounting applications to supplement existing accounting professionals.

●	We will utilize additional services of external consultants for non-routine and\or technical accounting issues for income tax provisions as they arise.

The income tax provision material weakness identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. No assurance can be made that our remediation efforts will be completed in a timely manner or that the updated controls and procedures associated with such efforts will be deemed adequate after being subjected to testing. If not remediated, this income tax provision material weakness could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the NYSE American, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Inherent Limitation on the Effectiveness of Internal Control

  The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of the Company's directors or executive officers adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors,” "Executive Compensation-Information about our Executive Officers" and “Corporate Governance-Family Relationships” and "-Legal Proceedings" sections of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders, and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The disclosure of delinquent filers under Section 16(a) of the Exchange Act, if any, will be contained in the “Miscellaneous-Delinquent Section 16(a) Reports” section of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders, and is incorporated herein by reference.

Audit Committee

We have a separately designated standing audit committee. Information about our audit committee (including its charter) and the audit committee financial expert will be contained in the “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee” section of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders, and is incorporated herein by reference.

Insider Trading Policies and Procedures

Information about our insider trading policies and procedures will be contained in the "Corporate Governance-Insider Trading Policies and Procedures" section of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation" sections of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” sections of our definitive proxy statement, to be filed in connection with our 2025 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements listed below:	Page
Report of Independent Registered Public Accounting Firm (Forvis Mazars, LLP, PCAOB ID: 686) Report of Former Independent Registered Public Accounting Firm (MSL, P.A., PCAOB ID: 569)	F-1
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4
Consolidated Statements of Operations - years ended December 31, 2024 and 2023	F-5
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2024 and 2023	F-6
Consolidated Statements of Cash Flows - years ended December 31, 2024 and 2023	F-7
Notes to Consolidated Financial Statements	F-8

2. Exhibit List:

Number	Exhibit
2.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
4.1*	Description of the Company’s Registered Securities
4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
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

10.14+*	Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (January 2025)
10.15+

Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 4, 2020)

10.16+

Employment Agreement, dated July 19, 2021, by and between BK Technologies, Inc., and John M. Suzuki (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2021)

10.17+

First Amendment to Employment Agreement, dated January 24, 2022, between John M. Suzuki and BK Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.18+

Employment Agreement dated effective November 7, 2022, between BK Technologies Corporation, BK Technologies, Inc. and Scott A. Malmanger (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2022)

10.19#

Master Supply Agreement between the Company and East West Manufacturing, LLC dated November 6, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2023)

10.20

Transition Services Agreement between the Company and East West Manufacturing, LLC dated November 6, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 8, 2023)

10.21

Stock Purchase Agreement dated November 6, 2023, between Company and East West Manufacturing, LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 8, 2023)

10.22	Warrant dated November 6, 2023 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 8, 2023)
10.23	Sales Agreement, dated January 31, 2023, by and between the Company and ThinkEquity LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 31, 2023)

10.24	Credit Agreement, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.25	Revolving Credit Promissory Note, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.26	Continuing Guaranty Agreement, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.27	Security Agreement, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.28+*	Form of Indemnification Agreement
10.29+*	Form of Non-Employee Director Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (January 2025)
16.1	Letter from MSL, P.A. dated November 6, 2024 (incorporated by reference from Exhibit 16.1 to the Company's Current Report on Form 8-K, filed on November 6, 2024)
19.1*	BK Technologies Insider Trading Policy
21*	Subsidiaries of the Company
23.1*	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm
23.2*	Consent of MSL, P.A., Independent Registered Public Accounting Firm
24*	Power of Attorney (included on signature page)
31.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

97.1*	BK Technologies Corporation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Included with this filing.

** Furnished herewith (not filed).

+ Management contract or compensatory plan or arrangement.

#Portions of this exhibit (indicated by bracketed asterisks) are omitted in accordance with the rules of the SEC because they are both not material and the Company customarily and actually treats such information as private or confidential.

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

BK TECHNOLOGIES CORPORATION

Date: 3/27/25	By:	/s/ John M. Suzuki
John M. Suzuki
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints John M. Suzuki and Scott A. Malmanger, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joshua S. Horowitz	Chairman of the Board	March 27, 2025
Joshua S. Horowitz

/s/ John M. Suzuki	President and Chief Executive Officer (Principal Executive Officer), and Director	March 27 2025
John M. Suzuki

/s/ Scott A. Malmanger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025
Scott A. Malmanger

/s/ R. Joseph Jackson	Director	March 27, 2025
R. Joseph Jackson

/s/ Charles T. Lanktree	Director	March 27, 2025
Charles T. Lanktree

/s/ Ellen O. O'Hara	Director	March 27, 2025
Ellen O. O'Hara

/s/ E. Gray Payne	Director	March 27, 2025
E. Gray Payne

/s/ Lloyd R. Sams	Director	March 27, 2025
Lloyd R. Sams