Form 10-Q
period 2025-03-31
BK Technologies Corp
filed 2025-05-13
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 3,673,594 shares of common stock, $0.60 par value, of the registrant outstanding as of May 8, 2025.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS

Current assets:
Cash and cash equivalents	$8,920	$7,075
Trade accounts receivable, net	10,171	7,349
Inventories, net	16,233	17,636
Prepaid expenses and other current assets	4,479	4,881
Total current assets	39,803	36,941

Property, plant and equipment, net	4,752	4,911
Operating lease right-of-use (ROU) assets	1,007	1,128
Deferred tax assets, net	8,332	6,788
Capitalized product development cost	1,761	1,321
Other assets	411	410
Total assets	$56,066	$51,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,111	$6,327
Accrued compensation and related taxes	1,755	2,289
Accrued warranty expense	992	1,008
Accrued other expenses and other current liabilities	2,712	1,894
Short-term operating lease liabilities	543	571
Deferred revenue	2,130	1,885
Total current liabilities	15,243	13,974

Long-term operating lease liabilities	602	714
Long-term uncertain tax position liability	1,419	—
Deferred revenue	6,433	6,980
Total liabilities	23,697	21,668

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 3,926,426 and 3,913,959 issued, and 3,584,346 and 3,571,879 outstanding shares as of March 31, 2025 and December 31, 2024, respectively	2,356	2,348
Additional paid-in capital	49,784	49,386
Accumulated deficit	(13,718)	(15,850)
Treasury stock, at cost, 342,080 shares as of March 31, 2025, and December 31, 2024	(6,053)	(6,053)
Total stockholders’ equity	32,369	29,831
Total liabilities and stockholders’ equity	$56,066	$51,499

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Sales, net	$19,054	$18,231
Expenses
Cost of products	10,104	11,943
Selling, general and administrative	6,034	5,305
Total operating expenses	16,138	17,248

Operating income	2,916	983

Other (expense) income:
Net interest income (expense)	3	(174)
Gain on disposal of property, plant and equipment	—	2
Loss on investments	—	(91)
Other expense	(117)	(18)
Total other (expense), net	(114)	(281)

Income before income taxes	2,802	702

Provision for income tax (expense)	(670)	(21)

Net income	$2,132	$681

Net income per share-basic:	$0.60	$0.19
Net income per share-diluted:	$0.55	$0.19
Weighted average shares outstanding-basic	3,572,576	3,538,507
Weighted average shares outstanding-diluted	3,893,143	3,554,439

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Operating activities
Net income	$2,132	$681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventories allowances	32	6
Allowance for credit losses	—	—
Deferred tax benefit	(1,544)	—
Depreciation and amortization	427	407
Share-based compensation expense-stock options	118	55
Share-based compensation expense-restricted stock units	275	121
Loss on investments	—	91
Changes in operating assets and liabilities:
Trade accounts receivable	(2,822)	(3,565)
Inventories	1,371	1,403
Prepaid expenses and other current assets	402	(100)
Capitalized product development cost	(440)	(147)
Other assets	(1)	24
ROU assets and lease liabilities	(19)	(15)
Accounts payable	784	(755)
Long-term uncertain tax position liability	1,419	—
Accrued compensation and related taxes	(534)	275
Accrued warranty expense	(16)	52
Deferred revenue	(302)	673
Accrued other expenses and other current liabilities	818	8
Net cash provided by (used in) operating activities	2,100	(786)

Investing activities
Purchases of property, plant, and equipment	(268)	(214)
Net cash used in investing activities	(268)	(214)

Financing activities
Proceeds from common stock issuance	13	—
Proceeds from the credit facility and notes payable	—	15,029
Repayment of the credit facility and notes payable	—	(14,189)
Net cash provided by financing activities	13	840

Net change in cash and cash equivalents	1,845	(160)
Cash and cash equivalents, beginning of period	7,075	3,456
Cash and cash equivalents, end of period	$8,920	$3,296

Supplemental disclosure
Cash paid for interest	$—	$202
Non-cash financing activity
Common stock issued under restricted stock units	$138	$47
Cashless exercise of stock options and related conversion of net shares to stockholders' equity	$3	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025, and 2024, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. The results of operations for the three months ended March 31, 2025, and 2024, are not necessarily indicative of the operating results for a full year.

Principles of Consolidation

The accounts of the Company have been included in the accompanying condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of March 31, 2025, and December 31, 2024, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

Liquidity

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association, (“Fifth Third”). The Fifth Third RLC provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $4 million of borrowing capacity, totaling a maximum commitment of $10 million. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The RLC has a borrowing base equal to the sum of (i) 80% of eligible commercial accounts receivable, plus (ii) 50% of federal government accounts receivable, plus (iii) the lesser of (a) the sum of (i) and (ii) and (b) 50% of eligible finished goods inventory.  The Company has not utilized funding and there were no borrowings under the RLC agreement as of March 31, 2025, and as of the date of filing this report.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company will adopt the ASU and will make the applicable disclosure, as required, on its Annual Report Form 10-K for the year ended December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update to improve income statement expenses disclosures. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The chief operating decision maker uses operating income and net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the LMR segment or into other parts of the entity, the development of public safety applications utilizing cellular technology or for acquisitions. Net income is used to monitor budget versus actual results. The chief operating decision maker also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The table below summarizes the significant categories regularly reviewed by the CODM for the three months ended March 31, 2025, and 2024, respectively:

	03/31/2025	03/31/2024
Sales, net	$19,054	$18,231
Cost of products	10,104	11,943
Gross margin	8,950	6,288

Engineering and product development	2,537	2,076
Marketing and selling	1,723	1,524
General and administrative	1,774	1,705
Selling, general and administrative expenses	6,034	5,305
Operating income	2,916	983

Other (expense) income (a)	(114)	(190)
Income tax (expense) benefit	(670)	(21)
Segment net income	$2,132	$772

Reconciliation of profit
Adjustments and reconciling item
Loss on investments	-	(91)
Consolidated net income	$2,132	$681

(a) Other segment items included interest expense and foreign currency exchange gains/losses

Note 2. Significant Events and Transactions

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

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10 million. For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of the accompanying consolidated financial statements.

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

.

Note 3. Allowance for Credit Losses

The allowance for credit losses on trade receivables was approximately $50 on gross trade receivables of $10,221 and $7,399 as of March 31, 2025, and December 31, 2024, respectively. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer creditworthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition. The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.  Based on information available, management believes the allowance for credit losses as of March 31, 2025 and December 31, 2024 is adequate.

Note 4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	March 31, 2025	December 31, 2024
Finished goods	$3,717	$3,194
Work in process	3,877	4,210
Raw materials	8,639	10,232
	$16,233	$17,636

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,624 as of March 31, 2025, compared with approximately $1,694 as of December 31, 2024.

Note 5. Income Taxes

For the three months ended March 31, 2025, the Company recorded an income tax expense of $670, resulting in an effective tax rate of 24.8%.  The Company's taxable income is generated in the United Sates and taxed at a federal and state statutory rate of 26.7%. Relative to the federal and state statutory rate, the effective tax rate for the three months ended March 31, 2025, was reduced by the tax impact of research and development tax credits.

For the three months ended March 31, 2024, the Company recorded an income tax expense of $21.  The effective tax rate for the three months ended March 31, 2024, was 3.0%. Relative to the federal and state statutory rate, the effective tax rate for the three months ended March 31, 2024, was primarily impacted by the tax benefit for research and development tax credits for 2024 as compared to projected income before tax.

Note 5. Income Taxes (continued)

 Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $0.8 million, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we recorded a decrease in the valuation allowance of approximately $3.6 million as of December 31, 2024. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2025.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax assets recorded as of March 31, 2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

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

Note 6. Capitalized Product Development Costs

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR 9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized product development costs are $440 and $147 for the three months ended March 31, 2025 and 2024, respectively.

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

As of January 25, 2024, the members and affiliates of FG Holdings LLC beneficially owned in the aggregate 5,666,111 shares of FGF's common stock, representing approximately 55% of FGF's outstanding shares. Additionally, FG Holdings LLC and its affiliates constituted the largest stockholder of the Company. Mr. Kyle Cerminara, who served as a director of the Company and chairman of the Board of Directors until December 14, 2023, is Chief Executive Officer, Co-Founder, and Partner of FG and serves as chairman of the board of directors of FG Group Holdings Inc., the entity that is a majority Series B member in FG Holdings LLC. Mr. Cerminara also serves as a manager of FG Holdings, LLC and chairman of the board of directors of FGF.

Note 8. Stockholders’ Equity

The changes in condensed consolidated stockholders’ equity for the three months ended March 31, 2025, and 2024, are as follows:

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2024	3,913,959	$2,348	$49,386	$(15,850)	$(6,053)	$29,831
Common stock issued under restricted stock units	13,764	7	(7)	—	—	—
Common stock issued-stock options	1,148	1	12	—	—	13
Share-based compensation expense-stock options	—	—	118	—	—	118
Share-based compensation expense-restricted stock units	—	—	275	—	—	275
Net income	—	—	—	2,132	—	2,132
Balance at March 31, 2025	3,928,871	2,356	49,784	(13,718)	(6,053)	32,369

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311
Common stock issued under restricted stock units	4,710	3	(3)	—	—	—
Share-based compensation expense-stock options	—	—	55	—	—	55
Share-based compensation expense-restricted stock units	—	—	121	—	—	121
Treasury shares	—	—	—	—	(651)	(651)
Net income	—	—	—	681	—	681
Balance at March 31, 2024	3,871,792	2,323	48,775	(23,528)	(6,053)	21,517

Note 9. Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net income for basic and diluted earnings per share	$2,132	$681
Denominator for basic income per share weighted average shares	3,572,576	3,538,507
Effect of dilutive securities:
Options, restricted stock units, and warrants	320,567	15,932
Denominator for diluted income per share weighted average shares	3,893,143	3,554,439
Basic income per share	$0.60	$0.19
Diluted income per share	$0.55	$0.19

Note 10. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $118 for the three months ended March 31, 2025, compared with $55 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three months ended March 31, 2025, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 11 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2025, is presented below:

		Wgt. Avg.	Wgt. Avg.	Wgt. Avg.
		Exercise	Remaining	Grant Date	Aggregate
	Stock	Price ($)	Contractual	Fair Value	Intrinsic
As of January 1, 2025	Options	Per Share	Life (Years)	($) Per Share	Value ($)
Outstanding	285,100	13.65	7.72	6.39	5,884,764
Vested	109,840	15.23	6.25	5.46	2,093,685
Nonvested	175,260	12.66	8.63	6.97	3,791,078

Period activity
Issued	40,828	34.06	9.80	22.51	—
Exercised	1,200	12.23	—	6.36	23,914
Forfeited	2,340	12.97	—	6.18	—
Expired	2,220	15.49	—	5.99	—

As of March 31, 2025
Outstanding	320,168	16.25	7.77	8.45	7,354,353
Vested	127,360	14.79	6.47	5.77	3,111,690
Nonvested	192,808	17.22	8.63	10.22	4,242,663

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $275 for the three months ended March 31, 2025, compared with $121 for the same period last year.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Price per Share
Unvested as of January 1, 2025	44,546	$12.99
Granted	40,789	20.99
Vested and issued	(11,319)	12.23
Cancelled/forfeited	—	—
Unvested as of March 31, 2025	74,016	$17.51

Note 11. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of its business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.  There were no pending material claims or legal matters as of March 31, 2025.

Purchase Commitments

As of March 31, 2025, the Company had purchase commitments for inventory totaling approximately $11,835.

Significant Customers

Sales to United States government agencies represented approximately $2,078 (10.9%) of the Company’s net total sales for the three months ended March 31, 2025, compared with approximately $9,830 (53.9%) for the same period last year.   Accounts receivable from agencies of the United States government were $913 as of March 31, 2025, compared with approximately $5,941 at the same date last year.  In addition, two commercial customers accounted for approximately 34.3% of net sales for the three months ended March 31, 2025 and approximately 39.1% of accounts receivable at March 31, 2025.

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

Note 12. Debt

Credit Facilities

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association, (“Fifth Third”) The Fifth Third RLC provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $4 million of borrowing capacity, totaling a maximum commitment of $10 million. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The RLC has a borrowing base equal to the sum of (i) 80% of eligible commercial accounts receivable, plus (ii) 50% of federal government accounts receivable, plus (iii) the lesser of (a) the sum of (i) and (ii) and (b) 50% of eligible finished goods inventory.  The Company has not utilized funding and there were no borrowings under the RLC agreement as of March 31, 2025, and as of the date of filing this report.

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

As of March 31, 2025, there were no outstanding borrowings under the Fifth Third RLC.

Notes Payable

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has an expiration date of June 30, 2027. The lease terms include an option to extend the lease agreement for an additional five (5) year term commencing July 1, 2027 and terminating at midnight June 30, 2032.  Annual rental, maintenance, and tax expenses for the facility are approximately $610.

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

Lease costs consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease cost	$136	$135
Variable lease cost	33	33
Total lease cost	$169	$168

Note 13. Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$155	$150
Operating cash flows (liability reduction)	$139	$127

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Other information related to operating leases was as follows:

March 31, 2025
Weighted average remaining lease term (in years)	2.14
Weighted average discount rate	5.50%

Maturity of lease liabilities as of March 31, 2025, were as follows:

March 31, 2025
Remaining nine months of 2025	$469
2026	486
2027	249
2028	5
2029	3
Total payments	1,212
Less: imputed interest	(67)
Total present value of lease liabilities	$1,145

14. Subsequent Events

On May 2, 2025, East West Manufacturing, LLC exercised, through cashless exercise, the warrant issued by the Company on November 6, 2023, to purchase up to 135,300 shares of Common Stock. As a result of the warrant exercise, the Company issued 89,248 shares of Common Stock to East West.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged,” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our Solutions and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our anticipated Solutions products, and our new multiband radio product and other related products in the BKR Series product line; competition in the land mobile radio ("LMR") industry; general economic and business conditions, including the impacts of high inflation, high interest rates, tariffs and other trade barriers and restrictions, labor and supply shortages and disruptions, federal, state, and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, the effects of natural disasters, changes in climate, severe weather events, geopolitical events, acts of war or terrorism, global health crises and other catastrophic events, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments, including a potential U.S. or global downturn or recession; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contracts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws, and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers, and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; impact of rising health care costs; our business with manufacturers located in other countries, including the effects of changes in the U.S. Government and foreign governments’ trade and tariff policies, such as recent increases in tariffs by the U.S. and the imposition of increased tariffs and other trade barriers and retaliatory measures by foreign governments; our inventory and debt levels; our ability to comply with the terms, including financial covenants, of our outstanding debt, including fluctuating interest rates; protection of our intellectual property rights; fluctuation in our operating results and stock price; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems or third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication or other systems; availability of adequate insurance coverage; environmental, social and governance matters; maintenance of our NYSE American listing; risks related to being a holding company; our ability to remediate the material weakness in our internal control over financial reporting; and the effect on our stock price and ability to raise capital through future sales of shares of our common stock.

Although we believe that the plans, objectives, expectations, and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties, and other factors, many of which are outside of our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations, and prospects will be achieved. Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. We do not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except as required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that we may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Part I—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Reported dollar amounts in the management’s discussion and analysis (“MD&A”) section of this report are disclosed in millions or as whole dollar amounts.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements, and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

Executive Summary

BK Technologies Corporation (NYSE American: BKTI) (together with its wholly owned subsidiaries, “BK,” "BK Technologies," the “Company,” “we,” or “us”) is a holding company that, through BK Technologies, Inc., its operating subsidiary, provides public safety-grade communications products and services designed to make first responders safer and more efficient. All operating activities described herein are undertaken by our operating subsidiary.

In business for over 70 years, BK operates two business units through its operating subsidiary, BK Technologies, Inc.: Radio and Solutions.

The Radio business unit designs, manufactures, and markets wireless communications products consisting of two-way LMRs. Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve the government markets, including, but not limited to, emergency response, public safety, homeland security, and military customers of federal, state, and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering a high specification, ruggedized, durable, reliable, feature-rich, Project 25 ("P25") compliant radio at a lower cost relative to comparable offerings.

The Solutions business unit focuses on delivering innovative, public safety smartphone applications that operate ubiquitously over public cellular networks.  We presently have one U.S. patent in force and two pending U.S. patent applications. As we move forward in 2025, we plan to expand the Solutions business unit to include public safety solutions that provide for improved interoperability, intended to make the first responder safer and more efficient when operating in the field.  We intend the new Solutions business to build a portfolio of solutions under a new brand, BK ONE.  BK ONE includes SaaS solutions as well as other future software and hardware applications. When tethered to our radios, the combined solution will offer a unique capability which increases the sales reach of our radios.  We previously introduced InteropONE in October 2022, a Push-to-talk-Over-Cellular SaaS service, and in March 2025, we launched RelayONE, a rapidly deployed portable repeater kit designed to extend range and facilitate interoperability among different types of public safety and military radios.

Customer demand and orders for our products were strong during fiscal year 2024 and continued during the first three months of  2025. Our backlog of unshipped customer orders was approximately $18.8 million and $21.8 million as of March 31, 2025, and December 31, 2024, respectively. Changes in the backlog are attributed primarily to the timing of orders and their fulfillment.

For the three months ended March 31, 2025, sales increased approximately 4.5% to approximately $19.1 million, compared with $18.2 million for the same period of 2024. The increase was attributed primarily to the shipments of BKR series radio product sales. Gross profit margins as a percentage of sales for the three months ended March 31, 2025, were 47.0%, compared with 34.5% for the comparative fiscal year 2024 quarter, generally reflecting radio product and accessories sales mix and material cost improvements related to cost reduction initiatives. Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2025, totaled approximately $6.0 million (31.7% of sales), compared with $5.3 million (29.1% of sales) in the same period of fiscal year 2024. We recognized operating income for the three months ended March 31, 2025, of approximately $2.9 million, compared with an operating income of approximately $1.0 million for the same period of fiscal year 2024.

For the three months ended March 31, 2025, we recognized other expenses, net totaling approximately $0.1 million. This compares with other expenses, net totaling $0.3 million for the same period of fiscal year 2024, which included interest expense on the Alterna IPSA Line of Credit and a realized loss of approximately $91,000 on the investment in FG Holdings LLC.

For the three months ended March 31, 2025, the pretax income totaled approximately $2.8 million, compared with pretax income of approximately $0.7 million for same period of fiscal year 2024.

We recognized a tax expense of $670,000 for the three-month period ended March 31, 2025, and $21,000 for the same period of fiscal year 2024.

Net income for the three months ended March 31, 2025, totaled approximately $2.1 million ($0.60 per basic and $0.55 per diluted share), compared with a net income of approximately $0.7 million ($0.19 per basic and diluted share) for the same period last year. The primary factors for the improvement for the three months ended March 31, 2025, compared to the same period of fiscal year 2024, were radio product and accessories sales mix and lower raw material costs related to cost reduction efforts.

As of March 31, 2025, working capital totaled approximately $24.6 million, of which $19.1 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $23.0 million at 2024 year-end, which included $14.4 million of cash, cash equivalents, and trade receivables.

 We may experience fluctuations in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations.  We may also experience fluctuations in our quarterly results, in part, due to our sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened.  In some years, these factors may cause an increase in sales for the second and third quarters, compared with the first and fourth quarters of the same fiscal year.  Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition.  The Company’s guidance reflects our current understanding of the potential impact of tariffs and the current administration's efforts to reduce federal expenditures, and to the extent it can be calculated, the estimated amount of the impacts are included in current guidance.

Available Information

Our Internet website address is www.bktechnologies.com. The information contained on or accessible from our website is not incorporated by reference in this report. Any reference to our website is intended to be an inactive textual reference only.  We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, and other corporate governance policies are available on our website under “Investor Relations.”  A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. The SEC maintains an internet site that contains reports, proxy and information statements, and other information filed by the Company at http://www.sec.gov.  All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website.

First Quarter and Three Months Summary

Customer demand and new orders for our products of $16.8 million continued to be strong during the three months ended March 31, 2025, compared to $22.3 million for the same period of fiscal year 2024.

For the first quarter 2025, sales increased 4.5% to approximately $19.1 million, compared with approximately $18.2 million of sales for the first quarter of fiscal year 2024.  Gross profit margin as a percentage of sales for the first quarter of 2025 was approximately 47.0%, compared with 34.5% for the same period of fiscal year 2024, generally reflecting radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC compared to the first quarter of fiscal year 2024. Selling, general, and administrative (“SG&A”) expenses for the first quarter of 2025 totaled approximately $6.0 million, which was 13.7% higher than the SG&A expenses of approximately $5.3 million for the first quarter of fiscal year 2024. The increase in SG&A expenses is attributed primarily due to new product introduction costs, and an accrual of Engineering fiscal year 2023 RSU issuance expenses. These factors yielded operating income of approximately $2.9 million for the three-month period ended March 31, 2025, compared with operating income of approximately $1.0 million for the same period of fiscal year 2024.

For the first quarter of 2024, we recognized a net realized loss of approximately $0.1 million on the investment in FG Holdings, LLC, that was exited during the first quarter of 2024. For the first quarter of 2025, we recognized net interest income of $3,000 compared to approximately $0.2 million interest expense for the same period of fiscal year 2024.

Net income for the three months ended March 31, 2025, was approximately $2.1 million ($0.60 per basic and $0.55 per diluted share), compared with net income of approximately $0.7 million ($0.19 per basic and diluted share) for the same quarter last year.  The primary factors for the improvement for the three month period ending on March 31, 2025, compared to the same period of fiscal year 2024, were radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC.

As of March 31, 2025, working capital totaled approximately $24.6 million, of which approximately $19.1 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2024, working capital totaled approximately $23.0 million, of which approximately $14.4 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales
	Three Months Ended
	March 31,	March 31,
	2025	2024
Sales	100.0%	100.0%
Cost of products	(53.0)	(65.5)
Gross margin	47.0	34.5
Selling, general and administrative expenses	(31.7)	(29.1)
Other income (expense)	(0.6)	(1.6)
Income before income taxes	14.7	3.8
Income tax (expense)	(3.5)	(0.1)
Net income	11.2%	3.7%

(1) Amounts may not foot due to rounding

Net Sales

For the first quarter ended March 31, 2025, net sales increased 4.5% to approximately $19.1 million, compared with approximately $18.2 million for the same quarter of fiscal year 2024. Customer demand and orders for our products continued to be strong, reflecting the acceptance by the marketplace for our BKR series radio products.

Sales for the first quarter ended March 31, 2025, were attributed primarily to Federal, state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the first quarter was our BKR series radios and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023.

We believe that the BKR Series products should increase our addressable market by expanding the number of Federal, state and local public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors.

While the potential impacts of the current administration's tariff policies, material shortages, lead-times, high inflation and ongoing geopolitical conflicts in Ukraine and the Middle East and other geopolitical events remain uncertain in coming months and quarters, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2025, were approximately 47.0% compared with 34.5% for the same quarter of fiscal year 2024.  Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the three-months ended March 31, 2025, increased compared to the same period of fiscal year 2024, generally reflecting radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. During the year ended December 31, 2024, we completed the transfer of manufacturing most of our products and accessories to East West Manufacturing, LLC. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. However, we may encounter new product costs and competitive pricing pressures in the future and the extent of their impact on gross margins, if any, is uncertain.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the quarter ended March 31, 2025, totaled approximately $6.0 million (31.7% of sales), compared with approximately $5.3 million (29.1% of sales) for the same quarter of fiscal year 2024.

Engineering and product development expenses for the first quarter of 2025 totaled approximately $2.5 million (13.3% of sales), compared with approximately $2.1 million (11.4% of sales) for the same quarter of fiscal year 2024. The increase in engineering expenses was attributed primarily to non-capitalizable development costs for the BKR multi-band mobile radio product and RSU issuance costs described above and Note 10 (Non-Cash Share-Based Employee Compensation) to the condensed consolidated financial statements included in this report. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages, including the impact of tariffs and certain component lead times in coming months and quarters.

Marketing and selling expenses for the first quarter of 2025 totaled approximately $1.7 million (9.0% of sales), compared with approximately $1.5 million (8.4% of sales) for the first quarter of fiscal year 2024.

Other general and administrative expenses for the first quarter of 2025 totaled approximately $1.8 million (9.3% of sales), compared with approximately $1.7 million (9.3% of sales) for the same period of fiscal year 2024.  The increase in general and administrative expenses for the three months ended March 31, 2025, was attributed primarily to the non-recurring nature of certain corporate consulting expenses during the three months ended March 31, 2024.

Operating Income

Operating income for the quarter ended March 31, 2025, totaled approximately $2.9 million (15.3% of sales), compared with operating income of approximately $1.0 million (5.4% of sales) for the same period of fiscal year 2024.  The operating income improvement for the three months ended March 31, 2025, compared to the same period last year, was attributed to higher gross profit margins related to improved product sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC.

Other (Expense) Income

We recorded net interest income of approximately $3,000 for the quarter ended March 31, 2025, compared with approximately $0.2 million interest expense for the first quarter of fiscal year 2024. Net interest expense was primarily the result of our Alterna IPSA Line of Credit, which was paid in full in September 2024 and terminated in October 2024.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of our Common Stock, with an approximate fair value of $0.7 million on the date of the transaction and recorded a realized loss of approximately $91,000 on the investment during the first quarter of 2024.  The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Income Taxes

We recorded approximately $670,000 and $21,000 tax expense for the three months ended March 31, 2025, and 2024, respectively.

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

As of March 31, 2025, our net deferred tax assets totaled approximately $8.3 million and were primarily derived from capitalized research and development expenses and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $802,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2025.

Liquidity and Capital Resources

For the three months ended March 31, 2025, net cash provided by operating activities totaled approximately $2.1 million, compared with cash used in operating activities of approximately $0.8 million for the same fiscal year period of 2024. Cash provided by operating activities for the three months ended March 31, 2025, was primarily related to net income and a reduction in inventory, partially offset by an increase in accounts receivable. Cash used in operating activities for the three months ended March 31, 2024, was primarily related to an increase in accounts receivable and a decrease in accounts payable partially offset by net income, depreciation and amortization, reductions in inventory and deferred revenues.

For the first three months of 2025, we had net income of approximately $2.1 million, compared with a net income of approximately $0.7 million for the same period of fiscal year 2024. Accounts receivable increased approximately $2.8 million during the three months ended March 31, 2025, compared with an increase of approximately $3.6 million for the same period of fiscal year 2024, primarily due to the timing of customer collections in the first three months of fiscal year 2025 and 2024. Inventories decreased during the three months ended March 31, 2025, by approximately $1.4 million compared to a decrease of approximately $1.4 million for the same period of fiscal year 2024.  The decreases in inventories were primarily attributed to the transition of manufacturing production of our products to East West Manufacturing LLC, in fiscal year 2024.   Accounts payable for the three months ended March 31, 2025, increased approximately $0.8 million, compared with a decrease of approximately $0.8 million for the same period of fiscal year 2024, primarily due to the reduction in raw material purchases in 2024 related to the transition of manufacturing production of our products to East West Manufacturing LLC, in the second quarter of 2024.  Accrued compensation and related expenses decreased during the first three months of 2025 by approximately $0.5 million compared with an increase of $0.3 million for the same period of fiscal year 2024. Depreciation and amortization totaled approximately $0.4 million for the three months ended March 31, 2025, compared with approximately $0.4 million for the same period of fiscal year 2024. Depreciation and amortization are primarily related to manufacturing and engineering equipment. There were no realized or unrealized losses on investments for the three months ended March 31, 2025, compared to approximately $0.1 million for the same period of fiscal year 2024. For additional information pertaining to our investments, refer to Note 1 and Note 7 (Investments) to the condensed consolidated financial statements included in this report.

Cash used in investing activities for the three months ended March 31, 2025, totaled approximately $0.3 million, compared with approximately $0.2 million for the same period of fiscal year 2024. The cash used for the three-month period ended March 31, 2025, was attributed primarily to purchases of engineering equipment, compared to cash used for the three-month period ended March 31, 2024, which was primarily attributed to the purchase of engineering and manufacturing related equipment.

For the three months ended March 31, 2025, approximately $13,000 was provided by financing activities, compared with cash provided by financing activities of approximately $0.8 million for the same period of fiscal year 2024. During the first three months of 2024, we received cash of approximately $15.0 million from our Alterna Capital Solutions, LLC revolving credit facility, net of repayments totaling approximately $14.2 million.

Our cash and cash equivalents balance on March 31, 2025, was approximately $8.9 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third RLC (as defined below), are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, the impacts of tariffs, and other force majeure events, could result in volatility in the financial and capital markets and could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association (“Fifth Third”) The Fifth Third RLC provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $4 million of borrowing capacity, totaling a maximum commitment of $10 million. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The RLC has a borrowing base equal to the sum of (i) 80% of eligible commercial accounts receivable, plus (ii) 50% of federal government accounts receivable, plus (iii) the lesser of (a) the sum of (i) and (ii) and (b) 50% of eligible finished goods inventory.  The Company has not utilized funding and there were no borrowings under the RLC agreement as of March 31, 2025, and as of the date of filing this report.

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

Critical Accounting Policies

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

There were no other changes to our critical accounting policies during the three months ended March 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to include the disclosure under this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

 Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness related to the proper design and implementation of certain controls over income tax provisions and management’s review of the income tax provision described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. During our assessment of the effectiveness of our internal control and as a result of the external audit of our financial results for the year ended December 31, 2024, we identified a material weakness in internal control related to the proper design and implementation of certain controls over financial reporting related to the income tax provision and management’s review of the income tax provision.

While we are working to implement controls and procedures to remediate the deficiency, such deficiency continues to result in an elevated risk that a material misstatement of our annual or interim financial statements would not be prevented or detected by other compensating controls. Notwithstanding the identified material weakness, we believe the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

Following the identification and communication of the material weakness described above, management has actively engaged in implementing remediation plans to address the material weakness, including the following:

●

Management, with the assistance of a third party, will perform an evaluation of the processes and procedures around our internal control design gaps, and recommend process enhancements, specifically related to income tax provisions.

●

We have and will continue enhancing our review processes for complex accounting transactions by enhancing access to accounting literature and identification of third-party professionals with whom to consult regarding complex accounting applications to supplement existing accounting professionals.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, other than the changes discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

 From time to time, we may be involved in various claims and legal actions arising in the ordinary course of our business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending on the size of loss or our income in that particular period.

Item 1A. RISK FACTORS

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025. The Risk Factors set forth in the 2024 Form 10-K and in this Form 10-Q should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2024 Form 10-K and this Form 10-Q could materially adversely affect our business, financial condition, or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Continuing changes in U.S. trade policy, including the imposition of new or additional tariffs on imported goods, may have a material adverse effect on us

 The U.S.’s trade policy, including the imposition of new or additional tariffs, remains in flux. Changes in U.S. trade policy have resulted in significant increases in tariffs for certain imported goods, as well as retaliatory tariffs and other trade barriers and restrictions by trading partners, and there could be further increases in tariffs and/or new or more stringent retaliatory measures imposed in the future. The current presidential administration has imposed new or increased tariffs on products from China and a number of other countries, including steel and aluminum. The imposition of these tariffs has strained international relations and resulted in the implementation of retaliatory tariffs and other measures on goods imported from the U.S., which could become more severe. We derive a majority of our revenues from products comprised of electronic components from foreign sources, which makes us especially vulnerable to increased tariffs. Ongoing or new trade wars and other governmental action related to tariffs imposed by the U.S. and other countries and changes to international trade agreements and policies could result in increased costs, and any action we take or may take as a result including increased prices to our customers, may not be sufficient to fully offset the impact of tariffs and could result in reduced profitability; could adversely impact our supply chain; and could reduce demand for our products and services, all of which could have a material adverse effect on our business and results of operations. Further, the volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We are not able to predict future trade policy of the U.S. or of any foreign countries, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas, embargoes and other related actions, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, could also adversely impact our customers, our suppliers and the world and U.S. economies, including instability in the financial and capital markets, including bond markets, and the potential for a recession in the U.S. or globally, which in turn could have a material adverse effect on our business, operating results and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the first quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

January 1–31, 2025	—	—	—	$5,000,000
February 1–28, 2025	—	—	—	$5,000,000
March 1–31, 2025	—	—	—	$5,000,000

Quarter Ended March 31, 2025	—	$—	—	$5,000,000

Item 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1+	Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (January 2025) (incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
Exhibit 10.2+	Form of Non-Employee Director Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (January 2025) (incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 13, 2025	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 13, 2025	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)