Form 10-Q
period 2025-06-30
BK Technologies Corp
filed 2025-08-14
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 3,733,664 shares of common stock, $0.60 par value, of the registrant outstanding as of August 7, 2025.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,853	$7,075
Trade accounts receivable, net	11,542	7,349
Inventories, net	17,167	17,636
Prepaid expenses and other current assets	4,271	4,881
Total current assets	44,833	36,941

Property, plant and equipment, net	4,563	4,911
Operating lease right-of-use (ROU) assets	886	1,128
Deferred tax assets, net	7,443	6,788
Capitalized product development cost	2,267	1,321
Other assets	434	410
Total assets	$60,426	$51,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,835	$6,327
Accrued compensation and related taxes	1,702	2,289
Accrued warranty expense	921	1,008
Accrued other expenses and other current liabilities	550	1,894
Short-term operating lease liabilities	515	571
Deferred revenue	2,397	1,885
Total current liabilities	15,920	13,974

Long-term operating lease liabilities	490	714
Long-term uncertain tax position liability	1,419	—
Deferred revenue	5,834	6,980
Total liabilities	23,663	21,668

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 4,035,256 and 3,913,959 issued, and 3,693,176 and 3,571,879 outstanding shares as of June 30, 2025 and December 31, 2024, respectively	2,421	2,348
Additional paid-in capital	50,372	49,386
Accumulated deficit	(9,977)	(15,850)
Treasury stock, at cost, 342,080 shares as of June 30, 2025, and December 31, 2024	(6,053)	(6,053)
Total stockholders’ equity	36,763	29,831
Total liabilities and stockholders’ equity	$60,426	$51,499

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales, net	$21,165	$20,254	$40,219	$38,485
Expenses:
Cost of products	11,130	12,707	21,234	24,650
Gross margin	10,035	7,547	18,985	13,835

Selling, general and administrative expenses
Engineering and product development	2,306	1,984	5,033	4,061
Marketing and selling	1,941	1,706	3,781	3,230
General and administrative	1,791	1,832	3,258	3,536
Total selling, general and administrative expenses	6,038	5,522	12,072	10,827

Operating income	3,997	2,025	6,913	3,008

Other (expense) income:
Net interest income (expense)	39	(106)	42	(280)
Gain on disposal of property, plant and equipment	—	—	—	2
Loss on investments	—	—	—	(91)
Other expense	(20)	(35)	(137)	(53)
Total other income (expense), net	19	(141)	(95)	(422)

Income before income taxes	4,016	1,884	6,818	2,586

Provision for income tax (expense)	(275)	(220)	(945)	(241)

Net income	3,741	1,664	5,873	2,345

Net income per share-basic:	$1.03	$0.47	$1.63	$0.66
Net income per share-diluted:	$0.96	$0.47	$1.51	$0.66
Weighted average shares outstanding-basic	3,646,503	3,529,910	3,609,744	3,534,209
Weighted average shares outstanding-diluted	3,893,373	3,564,170	3,893,462	3,559,305

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK Technologies Corporation

Condensed Consolidated Statements of Changes in Equity

(In thousands, except share and per share data) (Unaudited)

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2024	3,913,959	$2,348	$49,386	$(15,850)	$(6,053)	$29,831
Common stock issued under restricted stock units	13,764	7	(7)	—	—	—
Common stock issued-stock options	1,148	1	12	—	—	13
Share-based compensation expense-stock options	—	—	118	—	—	118
Share-based compensation expense-restricted stock units	—	—	275	—	—	275
Net income	—	—	—	2,132	—	2,132
Balance at March 31, 2025	3,928,871	2,356	49,784	(13,718)	(6,053)	32,369
Common stock issued under restricted stock units	2,156	1	(1)	—	—	—
Common stock issued-stock options	14,465	10	218	—	—	228
Common stock issued-warrants exercised	89,764	54	(54)	—	—	—
Share-based compensation expense-stock options	—	—	126	—	—	126
Share-based compensation expense-restricted stock units	—	—	299	—	—	299
Net income	—	—	—	3,741	—	3,741
Balance at June 30, 2025	4,035,256	2,421	50,372	(9,977)	(6,053)	36,763

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311
Common stock issued under restricted stock units	4,710	3	(3)	—	—	—
Share-based compensation expense-stock options	—	—	55	—	—	55
Share-based compensation expense-restricted stock units	—	—	121	—	—	121
Treasury shares	—	—	—	—	(651)	(651)
Net income	—	—	—	681	—	681
Balance at March 31, 2024	3,871,792	2,323	48,775	(23,528)	(6,053)	21,517
Common stock issued under restricted stock units	6,006	4	(4)	—	—	—
Share-based compensation expense-stock options	—	—	77	—	—	77
Share-based compensation expense-restricted stock units	—	—	148	—	—	148
Net income	—	—	—	1,664	—	1,664
Balance at June 30, 2024	3,877,798	2,327	48,996	(21,864)	(6,053)	23,406

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Operating activities
Net income	$5,873	$2,345
Adjustments to reconcile net income to net cash provided by operating activities:
Inventories allowances	150	6
Allowance for credit losses	—	122
Amortization of deferred finance and other assets	—	50
Deferred tax benefit	(655)	—
Depreciation and amortization	867	821
Share-based compensation expense-stock options	244	132
Share-based compensation expense-restricted stock units	574	269
Loss on investments	—	91
Changes in operating assets and liabilities:
Trade accounts receivable	(4,193)	(3,748)
Inventories	319	2,355
Prepaid expenses and other current assets	610	364
Other assets	(24)	34
ROU assets and lease liabilities	(38)	(30)
Accounts payable	3,508	(1,037)
Long-term uncertain tax position liability	1,419	—
Accrued compensation and related taxes	(587)	327
Accrued warranty expense	(87)	85
Deferred revenue	(634)	944
Accrued other expenses and other current liabilities	(1,344)	181
Net cash provided by operating activities	6,002	3,311

Investing activities
Purchases of property, plant, and equipment	(519)	(418)
Capitalized product development cost	(946)	(430)
Net cash used in investing activities	(1,465)	(848)

Financing activities
Proceeds from common stock issuance	241	—
Proceeds from the credit facility and notes payable	—	28,971
Repayment of the credit facility and notes payable	—	(31,909)
Net cash provided by (used in) financing activities	241	(2,938)

Net change in cash and cash equivalents	4,778	(475)
Cash and cash equivalents, beginning of period	7,075	3,456
Cash and cash equivalents, end of period	$11,853	$2,981

Supplemental disclosure
Cash paid for interest	$—	$339
Non-cash financing activity
Common stock issued under restricted stock units	$148	$108
Cashless exercise of stock options, warrants and related conversion of net shares to stockholders' equity	$138	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2025 and 2024

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations for the three and six months ended June 30, 2025, and 2024, the condensed consolidated statement of changes in equity for the three and six months ended June 30, 2025, and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025, and 2024, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. The results of operations for the three and six months ended June 30, 2025, and 2024, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of June 30, 2025, and December 31, 2024, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company will adopt the ASU and will make the applicable disclosure, as required, on its Annual Report Form 10-K for the year ended December 31, 2025.  The Company does not expect the adoption of  ASU 2023-09 to have a material effect on its consolidated financial statements.

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

Segment Reporting Disclosures

The Company has one reportable segment - Land Mobile Radio (LMR) Products and Solutions.

The LMR segment provides radio devices that are hand-held (portable) or installed in vehicles (mobile) and operate on private radio systems that are Project 25 ("P25") compliant.  The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

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

The table below summarizes the significant categories regularly reviewed by the chief operating decision maker for the three and six months ended June 30, 2025, and 2024, respectively:

	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Sales, net	$21,165	$20,254	$40,219	$38,485
Cost of products	11,130	12,707	21,234	24,650
Gross margin	10,035	7,547	18,985	13,835

Engineering and product development	2,306	1,984	5,033	4,061
Marketing and selling	1,941	1,706	3,781	3,230
General and administrative	1,791	1,832	3,258	3,536
Selling, general and administrative expenses	6,038	5,522	12,072	10,827
Operating income	3,997	2,025	6,913	3,008

Other (expense) income (a)	19	(141)	(95)	(331)
Income tax (expense) benefit	(275)	(220)	(945)	(241)
Segment net income	$3,741	$1,664	$5,873	$2,436

Reconciliation of profit
Adjustments and reconciling item
Loss on investments	-	-	-	(91)
Consolidated net income	$3,741	$1,664	$5,873	$2,345

Note 2. Significant Events and Transactions

As we continue to move forward into 2025 the Solutions business unit will continue to expand to include public safety solutions that provide for improved interoperability which will make the first responder safer and more efficient when operating in the field.  The new Solutions business will also continue to build a portfolio of solutions under a new brand, BK ONE.  BK ONE includes SaaS solutions such as InteropONE as well as future software and hardware applications.

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10 million. For additional information, see Note 10 of the consolidated financial statements.

.

Note 3. Allowance for Credit Losses

The allowance for credit losses on trade receivables was approximately $50 on gross trade receivables of $11,592 and $7,399 as of June 30, 2025, and December 31, 2024, respectively. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer creditworthiness, and current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition. The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.  Based on information available, management believes the allowance for credit losses as of June 30, 2025 and December 31, 2024 is adequate.

Note 4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	June 30, 2025	December 31, 2024
Finished goods	$5,635	$3,428
Work in process	3,587	4,610
Raw materials	9,639	11,292
	18,861	19,330
Inventory reserve	(1,694)	(1,694)
	$17,167	$17,636

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,694 as of June 30, 2025 and   December 31, 2024.

Note 5. Income Taxes

For the three and six months ended June 30, 2025, the Company recorded an income tax expense of $275 and $945, respectively, resulting in an effective tax rate of 13.86%.  The Company's taxable income is generated in the United Sates and taxed at a federal and state statutory rate of 26.72%. Relative to the federal and state statutory rate, the effective tax rate for the six months ended June 30, 2025, was reduced by the tax impact of research and development tax credits.

For the three and six months ended June 30, 2024, the Company recorded an income tax expense of $220 and $241, respectively.  The effective tax rate for the six months ended June 30, 2024, was 9.32%. Relative to the federal and state statutory rate, the effective tax rate for the six months ended June 30, 2024, was primarily impacted by the tax benefit for research and development tax credits for 2024 as compared to projected income before tax.

Note 5. Income Taxes (continued)

 Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $0.8 million, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we recorded a decrease in the valuation allowance of approximately $1.4 million as of June 30, 2025. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2025.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax assets recorded as of June 30, 2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

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

On July 4, 2025, the U.S. government enacted The One Beautiful Bill Act of 2025, (known as the "One Big Beautiful Bill Act or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025.  In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026.  The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

Note 6. Capitalized Product Development Costs

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR 9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized product development costs were $506 and $946 for the three and six months ended June 30, 2025 and $283 and $430 for the three and six months ended June 30, 2024, respectively.

Note 7. Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income for basic and diluted earnings per share	$3,741	$1,664	$5,873	$2,345
Denominator for basic income per share weighted average shares	3,646,503	3,529,910	3,609,744	3,534,209
Effect of dilutive securities:
Options, restricted stock units, and warrants	246,870	34,260	283,718	25,096
Denominator for diluted income per share weighted average shares	3,893,373	3,564,170	3,893,462	3,559,305
Basic income per share	$1.03	$0.47	$1.63	$0.66
Diluted income per share	$0.96	$0.47	$1.51	$0.66

Approximately 168,579 stock option and 5,739 restricted stock units for the three and six months ended June 30, 2025, and approximately 137,600 stock options and 35,682 restricted stock units for the three months and six months ended June 30, 2024, were excluded from the calculation because they were anti-dilutive.

Note 8. Non-Cash Share-Based Employee Compensation

The Company’s stockholders approved the BK Technologies Corporation 2025 Incentive Compensation Plan (the “2025 Plan”) at the 2025 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on June 18, 2025. The 2025 Plan was previously approved by the Company’s Board of Directors (the “Board”). The 2025 Plan replaces the 2017 Incentive Compensation Plan (the “Prior Plan”). No new awards will be granted under the Prior Plan after the date of the Annual Meeting. However, all awards granted under the Prior Plan that were outstanding on the date of the Annual Meeting will remain outstanding in accordance with their terms. The 2025 Plan authorizes the grant of equity-based and cash-based compensation awards to officers, directors, and employees of, and consultants to, the Company and its subsidiaries. Awards under the 2025 Plan may be granted in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards, and cash-based awards. There are 500,000 shares of the Company’s common stock reserved for issuance under the 2025 Plan. No awards may be granted under the 2025 Plan after March 11, 2035.

The stockholders of the Company also approved the BK Technologies Corporation Employee Stock Purchase Plan (the “ESPP”) at the Annual Meeting held on June 18, 2025. The ESPP was previously approved by the Board. The objective of the ESPP is to offer eligible employees of the Company and its designated subsidiaries the ability to purchase shares of the Company’s common stock at a discount, subject to various limitations under the ESPP. There are 150,000 shares of the Company’s common stock authorized for issuance under the ESPP.

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $126 and $244 for the three and six months ended June 30, 2025, compared with $77 and $132 for the same periods last year, respectively. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock option grants under this plan. The non-cash share-based employee compensation expense recorded in the three and six months ended June 30, 2025, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 11 (Share-Based Employee Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2025, is presented below:

		Wgt. Avg.	Wgt. Avg.	Wgt. Avg.
		Exercise	Remaining	Grant Date	Aggregate
	Stock	Price ($)	Contractual	Fair Value	Intrinsic
As of January 1, 2025	Options	Per Share	Life (Years)	($) Per Share	Value (000s)
Outstanding	285,100	13.65	7.72	6.39	5,885
Vested	109,840	15.23	6.25	5.46	2,094
Nonvested	175,260	12.66	8.63	6.97	3,791

Period activity
Issued	53,428	34.62	9.15	26.92	—
Exercised	18,110	13.37	—	6.41	555
Forfeited	7,880	18.17	—	10.66	180
Expired	2,220	15.49	—	5.99	40

As of June 30, 2025
Outstanding	310,318	16.57	7.50	16.57	9,179
Vested	120,090	14.88	6.03	5.75	3,873
Nonvested	190,228	17.69	8.48	12.38	5,625

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $299 and $574 for the three and six months ended June 30, 2025, compared with $148 and $269 for the same periods last year, respectively.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Price per Share
Unvested as of January 1, 2025	44,546	$12.99
Granted	45,789	24.34
Vested and issued	(13,475)	12.26
Cancelled/forfeited	—	—
Unvested as of June 30, 2025	76,860	$19.88

Note 9. Commitments and Contingencies

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

Purchase Commitments

As of June 30, 2025, the Company had purchase commitments for inventory totaling approximately $12,115, which are to be satisfied in the third quarter of 2025.

Significant Customers

Sales to United States government agencies represented approximately 12.0% and 11.5% of the Company’s net total sales for the three and six months ended June 30, 2025, respectively, compared with approximately 30.4% and 41.5% for the same periods last year, respectively.  Accounts receivable from agencies of the United States government were 2% of accounts receivable at of   June 30, 2025, compared with approximately 17.4% at the same date last year.  In addition, two commercial customers accounted for approximately 24.8% and 26.6% of net sales for the three and six months ended June 30, 2025, respectively.  There were no commercial customers accounting for more than 10% of net sales for the same periods last year.  Three commercial customers accounted for approximately 45.1% of accounts receivable at June 30, 2025, compared to approximately 39.1% of accounts receivable at June 30, 2024.

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

Note 10. Debt

Credit Facilities

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association (“Fifth Third”). The Fifth Third RLC provides for a one-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to an additional $4,000 of borrowing capacity, totaling a maximum commitment of $10,000. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The RLC has a borrowing base equal to the sum of (i) 80% of eligible commercial accounts receivable, plus (ii) 50% of federal government accounts receivable, plus (iii) the lesser of (a) the sum of (i) and (ii) and (b) 50% of eligible finished goods inventory.  The Company has not utilized funding and there were no borrowings under the RLC agreement as of June 30, 2025, and as of the date of filing this report.

Note 10. Debt (continued)

 BK Technologies, Inc.'s repayment obligations under the RLC are guaranteed by the Company and Relm Communications, Inc. and secured by a pledge of essentially all of the assets of the Company, BK Technologies, Inc. and Relm Communications, Inc.  The loan parties are subject to customary negative covenants, including with respect to their ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions.  BK Technologies, Inc. must also comply with: (i) a maximum total funded debt ratio of 2.00 to 1.00; and (ii) a fixed charge coverage ratio of 1.2 to 1.0 as measured on a rolling twelve-month basis, each measured at the end of each fiscal quarter.

The Fifth Third RLC agreement provided for customary events of default, including: (1) failure to pay principal, interest or fees under the RLC when due and payable; (2) failure to comply with other covenants and agreements contained in the Revolving Loan Commitment agreement and the other documents executed in connection therewith; (3) the making of false or inaccurate representations and warranties; (4) defaults under other debt or other obligations of BK Technologies, Inc.; (5) money judgments and material adverse changes; (6) a change in control or ceasing to operate business in the ordinary course; and (7) certain events of bankruptcy or insolvency. Upon the occurrence of an event of default, Fifth Third may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the RLC agreement.

As of June 30, 2025, there were no outstanding borrowings under the Fifth Third RLC.

Note 11. Leases

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

Lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$136	$135	$272	$270
Variable lease cost	33	33	67	66
Total lease cost	$169	$168	$339	$336

Note 11. Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$155	$150	$310	$300
Operating cash flows (liability reduction)	$139	$129	$280	$256

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$24	$—	$24

Other information related to operating leases was as follows:

June 30, 2025
Weighted average remaining lease term (in years)	1.93
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2025, were as follows:

June 30, 2025
Remaining six months of 2025	$314
2026	486
2027	249
2028	5
2029	3
Total payments	1,057
Less: imputed interest	(52)
Total present value of lease liabilities	$1,005

12. Subsequent Events

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation on qualified property acquired and placed in service after January 19, 2025. ASC 740, "Income Taxes," requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is assessing these impacts on its consolidated financial statements.

On July 10, 2025, the Company approved the grant of performance-based stock options for certain executives.  The options provide the executives with the option to purchase up to an aggregate of 162,566 shares of Common Stock of the Company's common stock on the grant date of $42.81 per share and will vest based on whether certain common share prices are achieved over a five-year period ending on July 10, 2030.

On August 6, 2025, the Company issued 39,250 shares of common stock related to Restricted Stock Unit (RSU) grants issued in 2023.  The RSU grants included performance vesting criteria for certain Engineering employees, upon achieving $20 million revenues related to sales of the BKR9000 multi-band portable radio product.  The shares were issued at the August 6, 2025, closing price of $38.27, for a total non-cash stock compensation expense of approximately $1.5 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged,” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the U.S. Securities and Exchange Commission ("the SEC"). In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our Solutions and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our current and anticipated Solutions products, and our new multiband radio product and other related products in the BKR Series product line; competition in the land mobile radio ("LMR") industry; general economic and business conditions, including the impacts of high inflation, fluctuating interest rates, tariffs and other trade barriers and restrictions, labor and supply shortages and disruptions, federal, state, and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, the effects of natural disasters, changes in climate, severe weather events, geopolitical events, acts of war or terrorism, global health crises and other catastrophic events, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments, including a potential U.S. or global downturn or recession; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contracts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws, and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers, and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition, disposition or investment transactions; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; impact of rising health care costs; our business with manufacturers located in other countries, including the effects of changes in the U.S. Government and foreign governments’ trade and tariff policies, such as recent increases in tariffs by the U.S. and the imposition of increased tariffs and other trade barriers and retaliatory measures by foreign governments; our inventory and debt levels; our ability to comply with the terms, including financial covenants, of our outstanding debt, including fluctuating interest rates; protection of our intellectual property rights; fluctuation in our operating results and stock price; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems or third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication or other systems; availability of adequate insurance coverage; environmental, social and governance matters; maintenance of our NYSE American listing; risks related to being a holding company; our ability to remediate the material weakness in our internal control over financial reporting; and the effect on our stock price and ability to raise capital through future sales of shares of our common stock.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Part I—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024  in this report and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The Solutions business unit focuses on delivering innovative, public safety smartphone applications that operate ubiquitously over public cellular networks.  We presently have one U.S. patent in force and two pending U.S. patent applications. Going forward, we plan to continue to expand the Solutions business unit to include public safety solutions that provide for improved interoperability, intended to make the first responder safer and more efficient when operating in the field.  We intend for the Solutions business to build a portfolio of solutions under a new brand, BK ONE.  BK ONE includes SaaS solutions as well as other future software and hardware applications. When tethered to our radios, the combined solution will offer a unique capability which increases the sales reach of our radios.  We previously introduced InteropONE in October 2022, a Push-to-talk-Over-Cellular SaaS service, and in March 2025, we launched RelayONE, a rapidly deployed portable repeater kit designed to extend range and facilitate interoperability among different types of public safety and military radios.

Customer demand and orders for our products were strong during fiscal year 2024 and continued during the first six months of  2025. Our backlog of unshipped customer orders was approximately $16.0 million and $21.8 million as of June 30, 2025, and December 31, 2024, respectively. Changes in the backlog were attributed primarily to the timing of orders and their fulfillment.

For the three months ended June 30, 2025, sales increased approximately 4.5% to approximately $21.2 million, compared with $20.3 million for the same period of 2024. The increase was attributed primarily to the shipments of BKR series radio product and accessories sales. Gross profit margins as a percentage of sales for the three months ended June 30, 2025, were 47.4%, compared with 37.3% for the comparative fiscal year 2024 quarter, generally reflecting radio product and accessories sales mix and material cost improvements related to cost reduction initiatives. Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2025, totaled approximately $6.0 million (28.5% of sales), compared with $5.5 million (27.3% of sales) in the same period of fiscal year 2024. We recognized operating income for the three months ended June 30, 2025, of approximately $4.0 million, compared with operating income of approximately $2.0 million for the same period of fiscal year 2024.

For the three months ended June 30, 2025, we recognized other income, net totaling approximately $19,000. This compares with other expenses, net totaling $141,000 for the same period of fiscal year 2024, which primarily included interest expense on the Alterna IPSA Line of Credit.

For the three months ended June 30, 2025, the pretax income totaled approximately $4.0 million, compared with pretax income of approximately $1.9 million for same period of fiscal year 2024.

We recognized tax expense of $275,000 for the three-month period ended June 30, 2025, and approximately $220,000 for the same period of fiscal year 2024.

Net income for the three months ended June 30, 2025, totaled approximately $3.7 million ($1.03 per basic and $0.96 per diluted share), compared with a net income of approximately $1.7 million ($0.47 per basic and diluted share) for the same period last year. The primary factors for the improvement for the three months ended June 30, 2025, compared to the same period of fiscal year 2024, were radio product and accessories sales mix and lower raw material costs related to cost reduction efforts.

As of June 30, 2025, working capital totaled approximately $28.9 million, of which $23.4 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $23.0 million at 2024 year-end, which included $14.5 million of cash, cash equivalents, and trade receivables.

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

Available Information

Our Internet website address is www.bktechnologies.com. The information contained on or accessible from our website is not incorporated by reference in this report. Any reference to our website is intended to be an inactive textual reference only.  We make available on our Internet website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to these reports as soon as practicable after we file such material with, or furnish it to, the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, and other corporate governance policies are available on our website under “Investor Relations.”  A copy of any of these materials may be obtained, free of charge, upon request from our investor relations department. The SEC maintains an internet site that contains reports, proxy and information statements, and other information filed by the Company at http://www.sec.gov.  All reports that the Company files with or furnishes to the SEC also are available free of charge via the SEC’s website.

Second Quarter and Six Months Summary

Customer demand and new orders for our products of $18.3 million were impacted by delays in federal government contracts during the three months ended June 30, 2025, compared to $28.2 million for the same period of fiscal year 2024.  Customer demand and new orders for our products of $35.1 million were recorded during the six months ended June 30, 2025, compared to $50.5 million for the same period of fiscal year 2024. The decrease in new orders for the six months ended June 30, 2025, compared to the same period last year was primarily due to timing of the release of federal government orders delayed until July 2025.

For the second quarter of 2025, sales increased 4.5% to approximately $21.2 million, compared with approximately $20.3 million of sales for the second quarter of fiscal year 2024.  Sales for the six months ended June 30, 2025, totaled approximately $40.2 million, compared with approximately $38.5 million for the six-month period last year.  Gross profit margin as a percentage of sales for the second quarter of 2025 was approximately 47.4%, compared with 37.3% for the same period of fiscal year 2024, generally reflecting radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC compared to the second quarter of fiscal year 2024. Selling, general, and administrative (“SG&A”) expenses for the second quarter of 2025 totaled approximately $6.0 million, which was 9.3% higher than the SG&A expenses of approximately $5.5 million for the second quarter of fiscal year 2024. The increase in SG&A expenses is attributed primarily due to new product introduction costs, and an accrual of Engineering fiscal year 2023 restricted stock units ('RSU") issuance expenses. These factors yielded operating income of approximately $4.0 million for the three-month period ended June 30, 2025, compared with operating income of approximately $2.0 million for the same period of fiscal year 2024.

For the second quarter of 2025, we recognized other net income of approximately $19,000 on interest income on our cash investments, compared to approximately $141,000 other expense, primarily related to interest expense for the same period of fiscal year 2024.

Net income for the three months ended June 30, 2025, was approximately $3.7 million ($1.03 per basic and $0.96 per diluted share), compared with net income of approximately $1.7 million ($0.47 per basic and diluted share) for the same quarter last year.  The primary factors for the improvement for the three month period ended June 30, 2025, compared to the same period of fiscal year 2024, were radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC. during fiscal year 2024.

As of June 30, 2025, working capital totaled approximately $28.9 million, of which approximately $23.4 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2024, working capital totaled approximately $23.0 million, of which approximately $14.4 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(52.6)	(62.7)	(52.8)	(64.1)
Gross margin	47.4	37.3	47.2	35.9
Selling, general and administrative expenses	(28.5)	(27.3)	(30.0)	(28.1)
Other income (expense)	0.1	(0.7)	(0.2)	(1.1)
Income before income taxes	19.0	9.3	17.0	6.7
Income tax (expense)	(1.3)	(1.1)	(2.3)	(0.6)
Net income	17.7%	8.2%	14.6%	6.1%

(1) Amounts may not foot due to rounding

Net Sales

For the second quarter ended June 30, 2025, net sales increased 4.5% to approximately $21.2 million, compared with approximately $20.3 million for the same quarter of fiscal year 2024.  Sales for the six months ended June 30, 2025, totaled approximately $40.2 million, compared with approximately $38.5 million for the six-month period last year.  Customer demand and orders for our products continued to be strong, but were impacted by delays in the release of certain federal government agency contracts, until the early third quarter of 2025.

Sales for the second quarter and six months ended June 30, 2025, were attributed primarily to state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the second quarter and six months ended June 30, 2025, was our BKR series radios and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023.

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

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2025, were approximately 47.4% compared with 37.3% for the same quarter of fiscal year 2024.  Gross profit margins as a percentage of sales for the six months ended June 30, 2025, were approximately 47.2% compared with 35.9% for the same period of fiscal year 2024.  Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes and pricing. The increase in gross profit margins for the three- and six-months ended June 30, 2025, compared to the same period of fiscal year 2024, generally reflected radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC., during fiscal year 2024.

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

SG&A expenses for the quarter ended June 30, 2025, totaled approximately $6.0 million (28.5% of sales), compared with approximately $5.5 million (27.3% of sales) for the same quarter of fiscal year 2024.  For the six months ended June 30, 2025, SG&A expenses increased by $1.2 million, or 11.5%, to approximately $12.1 million (30.0% of sales), compared with approximately $10.8 million (28.1% of sales), for the six-month period last year.

Engineering and product development expenses for the second quarter of 2025 totaled approximately $2.3 million (10.9% of sales), compared with approximately $2.0 million (9.8% of sales) for the same quarter of fiscal year 2024.  For the six months ended June 30, 2025, engineering and product development expenses totaled approximately $5.0 million (12.5% of sales), compared with approximately $4.1 million (10.6% of sales) for the six-month period last year.  The increase in engineering expenses was attributed primarily to non-capitalizable development costs for the BKR multi-band mobile radio product and RSU issuance costs described above and in Note 8 (Non-Cash Share-Based Employee Compensation) to the condensed consolidated financial statements included in this report. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages, including the impact of tariffs and certain component lead times in coming months and quarters.

Marketing and selling expenses for the second quarter of 2025 totaled approximately $1.9 million (9.2% of sales), compared with approximately $1.7 million (8.4% of sales) for the second quarter of fiscal year 2024.  For the six months ended June 30, 2025, marketing and selling expenses increased approximately $0.6 million, or 17.1%, to approximately $3.8 million (9.4% of sales), compared with approximately $3.2 million (8.4% of sales) for the same period last year.  The increase in marketing and selling expenses for the three and six months ended June 30, 2025 was attributed primarily to additional salespeople and increased trade show participation.

Other general and administrative expenses for the second quarter of 2025 totaled approximately $1.8 million (8.5% of sales), compared with approximately $1.8 million (9.0% of sales) for the same period of fiscal year 2024.  For the six months ended June 30, 2025, other general and administrative expenses totaled approximately $3.3 million (8.1% of sales), compared with approximately $3.5 million (9.2% of sales) for the six-month period last year.  The decrease in other general and administrative expenses for the three and six months ended June 30, 2025, was attributed primarily to the non-recurring nature of certain corporate consulting expenses during the six months ended June 30, 2024.

Operating Income

Operating income for the quarter ended June 30, 2025, totaled approximately $4.0 million (18.9% of sales), compared with operating income of approximately $2.0 million (10.0% of sales) for the same period of fiscal year 2024.  For the six months ended June 30, 2025, our operating income totaled approximately $6.9 million (17.2% of sales), compared with operating income of approximately $3.0 million (7.8% of sales) for the six-month period last year.  The operating income improvement for the three and six months ended June 30, 2025, compared to the same periods last year, was attributed to higher gross profit margins related to improved product sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC., during fiscal year 2024.

Other (Expense) Income

We recorded net interest income of approximately $39,000 for the quarter ended June 30, 2025, compared with approximately $106,000 net interest expense for the second quarter of fiscal year 2024.  For the six months ended June 30, 2025, net interest income totaled approximately $42,000, compared with net interest expense of approximately $0.3 million for the six-month period last year.  Net interest expense was primarily the result of our Alterna IPSA Line of Credit, which was paid in full in September 2024 and terminated in October 2024.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of our Common Stock, with an approximate fair value of $0.7 million on the date of the transaction and recorded a realized loss of approximately $0.1 million on the investment during the first quarter of 2024.  The shares received by the Company are held as treasury stock, increasing the total number of treasury shares held by the Company to 342,080.

Income Taxes

We recorded approximately $275,000 and $220,000 tax expense for the three months ended June 30, 2025, and 2024, respectively.  For the six months ended June 30, 2025, and 2024, we recorded $945,000 and $241,000 tax expense, respectively

Our income tax provision is based on the effective tax rate for the year. The tax expense in any period may be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

As of June 30, 2025, our net deferred tax assets totaled approximately $7.4 million and were primarily derived from capitalized research and development expenses and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $802,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2025.

On July 4, 2025, new U.S tax legislation (referred to as the “One Big Beautiful Bill Act” or “OBBBA”) was enacted in the U.S. The OBBBA makes permanent the extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. Additionally, the OBBBA makes changes to certain U.S. corporate tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

Liquidity and Capital Resources

For the six months ended June 30, 2025, net cash provided by operating activities totaled approximately $6.0 million, compared with cash provided by operating activities of approximately $3.3 million for the same fiscal year period of 2024. Cash provided by operating activities for the six months ended June 30, 2025, was primarily related to net income and an increase in accounts payable, partially offset by an increase in accounts receivable. Cash provided by operating activities for the six months ended June 30, 2024, was primarily related to net income and a decrease in inventories, partially offset by an increase in accounts receivable and a decrease in accounts payable.

For the first six months of 2025, we had net income of approximately $5.9 million, compared with a net income of approximately $2.3 million for the same period of fiscal year 2024. Accounts receivable increased approximately $4.2 million during the six months ended June 30, 2025, compared with an increase of approximately $3.7 million for the same period of fiscal year 2024, primarily due to the timing of customer collections in the first six months of fiscal year 2025 and 2024. Inventories decreased during the six months ended June 30, 2025, by approximately $0.3 million compared to a decrease of approximately $2.4 million for the same period of fiscal year 2024.  The decreases in inventories were primarily attributed to the transition of manufacturing production of our products to East West Manufacturing LLC, in fiscal year 2024.   Accounts payable for the six months ended June 30, 2025, increased approximately $3.5 million, compared with a decrease of approximately $1.0 million for the same period of fiscal year 2024, primarily due to the increased contract manufacturing production and reduction in raw material purchases in 2024 related to the transition of manufacturing production of our products to East West Manufacturing LLC, during the second quarter of 2024.  Accrued compensation and related expenses decreased during the first six months of 2025 by approximately $0.6 million compared with an increase of $0.3 million for the same period of fiscal year 2024. Depreciation and amortization totaled approximately $0.9 million for the six months ended June 30, 2025, compared with approximately $0.8 million for the same period of fiscal year 2024. Depreciation and amortization are primarily related to manufacturing and engineering equipment. There were no realized or unrealized losses on investments for the six months ended June 30, 2025, compared to approximately $0.1 million for the same period of fiscal year 2024. For additional information pertaining to our investments, refer to Note 1 (Condensed Consolidated Financial Statement) included in this report.

Cash used in investing activities for the six months ended June 30, 2025, totaled approximately $1.5 million, compared with approximately $0.8 million for the same period of fiscal year 2024. The cash used for the six-month period ended June 30, 2025, was attributed primarily to capitalized product development costs and purchases of engineering equipment and tooling, compared to cash used for the six-month period ended June 30, 2024, which was also primarily attributed to capitalized development costs and the purchase of engineering and manufacturing related equipment.

For the six months ended June 30, 2025, approximately $0.2 million was provided by financing activities, compared with cash used in financing activities of approximately $2.9 million for the same period of fiscal year 2024. During the first six months of 2024, we received cash of approximately $29.0 million from our Alterna Capital Solutions, LLC revolving credit facility, net of repayments totaling approximately $31.9 million.

Our cash and cash equivalents balance on June 30, 2025, was approximately $11.9 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third RLC (as defined below), are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, the impacts of tariffs, and other force majeure events, could result in volatility in the financial and capital markets and could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association (“Fifth Third”). The Fifth Third RLC provides for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $4 million of borrowing capacity, totaling a maximum commitment of $10 million. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The RLC has a borrowing base equal to the sum of (i) 80% of eligible commercial accounts receivable, plus (ii) 50% of federal government accounts receivable, plus (iii) the lesser of (a) the sum of (i) and (ii) and (b) 50% of eligible finished goods inventory.  The Company has not utilized funding and there were no borrowings under the RLC agreement as of June 30, 2025, and as of the date of filing this report.

 BK Technologies, Inc.'s repayment obligations under the RLC are guaranteed by the Company and Relm Communications, Inc. and secured by a pledge of essentially all of the assets of the Company, BK Technologies, Inc. and Relm Communications, Inc.  The loan parties are subject to customary negative covenants, including with respect to their ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions.  BK Technologies, Inc. must also comply with: (i) a maximum total funded debt ratio of 2.00 to 1.00; and (ii) a fixed charge coverage ratio of 1.2 to 1.0 as measured on a rolling twelve-month basis, each measured at the end of each fiscal quarter.

The Fifth Third RLC agreement provided for customary events of default, including: (1) failure to pay principal, interest or fees under the RLC when due and payable; (2) failure to comply with other covenants and agreements contained in the Revolving Loan Commitment agreement and the other documents executed in connection therewith; (3) the making of false or inaccurate representations and warranties; (4) defaults under other debt or other obligations of BK Technologies, Inc.; (5) money judgments and material adverse changes; (6) a change in control or ceasing to operate business in the ordinary course; and (7) certain events of bankruptcy or insolvency. Upon the occurrence of an event of default, Fifth Third may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the RLC agreement.

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

There were no other changes to our critical accounting policies during the six months ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, other than the changes discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2025, the Company issued 89,248 shares of common stock upon the cashless exercise of a warrant to purchase up to 135,300 shares of common stock. The issuances of the such shares was deemed to be exempt from registration pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

April 1–30, 2025	—	—	—	$5,000,000
May 1–31, 2025	—	—	—	$5,000,000
June 1–30, 2025	—	—	—	$5,000,000

Quarter Ended June 30, 2025	—	$—	—	$5,000,000

Item 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1+	BK Technologies Corporation 2025 Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2025)
Exhibit 10.2+	Form of Stock Option Agreement (2025 Plan) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2025)
Exhibit 10.3+	Form of Restricted Share Agreement (2025 Plan) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 18, 2025)
Exhibit 10.4+	Form of Restricted Share Unit Agreement (2025 Plan) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 18, 2025)
Exhibit 10.5+	Form of Non-Employee Director Restricted Share Unit Agreement (2025 Plan) (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 18, 2025)
Exhibit 10.6+	Form of Non-Employee Director Stock Option Agreement (2025 Plan) (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 18, 2025)
Exhibit 10.7+	BK Technologies Corporation Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 18, 2025)
Exhibit 10.8+	CEO Performance Stock Option Agreement (July 10, 2025) (2025 Plan) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 10.9+	CFO Performance Stock Option Agreement (July 10, 2025) (2025 Plan) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 10.10+	Second Amendment to CEO Employment Agreement dated July 10, 2025, by and between BK Technologies Corporation and John M. Suzuki (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 10.11+	First Amendment to CFO Employment Agreement, dated July 10, 2025, by and between BK Technologies Corporation and Scott A. Malmanger (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 14, 2025	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 14, 2025	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)