Form 10-Q
period 2025-09-30
BK Technologies Corp
filed 2025-11-06
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 3,732,241 shares of common stock, $0.60 par value, of the registrant outstanding as of October 31, 2025.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$21,471	$7,075
Trade accounts receivable, net	7,579	7,349
Inventories, net	18,575	17,636
Prepaid expenses and other current assets	4,123	4,881
Total current assets	51,748	36,941

Property, plant and equipment, net	4,464	4,911
Operating lease right-of-use (ROU) assets	764	1,128
Deferred tax assets, net	6,620	6,788
Capitalized product development cost	2,837	1,321
Other assets	431	410
Total assets	$66,864	$51,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,835	$6,327
Accrued compensation and related taxes	2,492	2,289
Accrued warranty expense	850	1,008
Accrued other expenses and other current liabilities	635	1,894
Short-term operating lease liabilities	489	571
Deferred revenue	2,604	1,885
Total current liabilities	17,905	13,974

Long-term operating lease liabilities	372	714
Long-term uncertain tax position liability	1,419	—
Deferred revenue	6,218	6,980
Total liabilities	25,914	21,668

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 4,084,386 and 3,913,959 issued, and 3,742,306 and 3,571,879 outstanding shares as of September 30, 2025 and December 31, 2024, respectively	2,451	2,348
Additional paid-in capital	51,093	49,386
Accumulated deficit	(6,541)	(15,850)
Treasury stock, at cost, 342,080 shares as of September 30, 2025, and December 31, 2024	(6,053)	(6,053)
Total stockholders’ equity	40,950	29,831
Total liabilities and stockholders’ equity	$66,864	$51,499

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales, net	$24,411	$20,179	$64,630	$58,664
Expenses:
Cost of products	12,222	12,343	33,453	36,993
Gross margin	12,189	7,836	31,177	21,671

Selling, general and administrative expenses:
Engineering and product development	2,771	1,861	7,805	5,922
Marketing and selling	2,130	1,459	5,910	4,617
General and administrative	2,443	1,905	5,704	5,513
Total selling, general and administrative expenses	7,344	5,225	19,419	16,052

Operating income	4,845	2,611	11,758	5,619

Other income (expense):
Net interest income (expense)	94	(1)	136	(281)
Gain on disposal of property, plant and equipment	—	—	—	2
Loss on investments	—	—	—	(91)
Other expense	(51)	(6)	(188)	(59)
Total other income (expense), net	43	(7)	(52)	(429)

Income before income taxes	4,888	2,604	11,706	5,190

Provision for income tax expense	(1,452)	(247)	(2,397)	(488)

Net income	3,436	2,357	9,309	4,702

Earnings per share-basic:	$0.93	$0.67	$2.56	$1.33
Earnings per share-diluted:	$0.87	$0.63	$2.38	$1.30
Weighted average shares outstanding-basic	3,708,717	3,539,841	3,643,097	3,536,100
Weighted average shares outstanding-diluted	3,951,433	3,751,073	3,913,148	3,623,241

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK Technologies Corporation

Condensed Consolidated Statements of Changes in Equity

(In thousands, except share and per share data) (Unaudited)

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2024	3,913,959	$2,348	$49,386	$(15,850)	$(6,053)	$29,831
Common stock issued under restricted stock units	13,764	7	(7)	—	—	—
Common stock issued-stock options	1,148	1	12	—	—	13
Share-based compensation expense-stock options	—	—	118	—	—	118
Share-based compensation expense-restricted stock units	—	—	275	—	—	275
Net income	—	—	—	2,132	—	2,132
Balance at March 31, 2025	3,928,871	2,356	49,784	(13,718)	(6,053)	32,369
Common stock issued under restricted stock units	2,156	1	(1)	—	—	—
Common stock issued-stock options	14,465	10	218	—	—	228
Common stock issued - exercised warrants	89,764	54	(54)	—	—	—
Share-based compensation expense-stock options	—	—	126	—	—	126
Share-based compensation expense-restricted stock units	—	—	299	—	—	299
Net income	—	—	—	3,741	—	3,741
Balance at June 30, 2025	4,035,256	2,421	50,372	(9,977)	(6,053)	36,763
Common stock issued under restricted stock units	41,540	25	(25)	—	—	—
Common stock issued-stock options	7,171	4	110	—	—	114
Common stock issued - exercised warrants	419	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	380	—	—	380
Share-based compensation expense-restricted stock units	—	—	257	—	—	257
Net income	—	—	—	3,436	—	3,436
Balance at September 30, 2025	4,084,386	$2,451	$51,093	$(6,541)	$(6,053)	$40,950

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311
Common stock issued under restricted stock units	4,710	3	(3)	—	—	—
Share-based compensation expense-stock options	—	—	55	—	—	55
Share-based compensation expense-restricted stock units	—	—	121	—	—	121
Treasury shares	—	—	—	—	(651)	(651)
Net income	—	—	—	681	—	681
Balance at March 31, 2024	3,871,792	2,323	48,775	(23,528)	(6,053)	21,517
Common stock issued under restricted stock units	6,006	4	(4)	—	—	—
Share-based compensation expense-stock options	—	—	77	—	—	77
Share-based compensation expense-restricted stock units	—	—	148	—	—	148
Net income	—	—	—	1,664	—	1,664
Balance at June 30, 2024	3,877,798	2,327	48,996	(21,864)	(6,053)	23,406
Common stock issued under restricted stock units	21,327	12	(12)	—	—	—
Common stock issued - exercised warrants	6,018	4	(4)	—	—	—
Share-based compensation expense-stock options	—	—	78	—	—	78
Share-based compensation expense-restricted stock units	—	—	146	—	—	146
Net income	—	—	—	2,357	—	2,357
Balance at September 30, 2024	3,905,143	$2,343	$49,204	$(19,507)	$(6,053)	$25,987

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Operating activities
Net income	$9,309	$4,702
Adjustments to reconcile net income to net cash provided by operating activities:
Inventories allowances	871	27
Allowance for credit losses	—	122
Amortization of deferred finance and other assets	—	75
Deferred taxes	168	—
Non-cash lease adjustments	(60)	(49)
Depreciation and amortization	1,325	1,251
Share-based compensation expense-stock options	624	210
Share-based compensation expense-restricted stock units	831	415
Gain on sale of equipment	—	(2)
Loss on investments	—	91
Changes in operating assets and liabilities:
Trade accounts receivable, net	(230)	(1,565)
Inventories	(1,810)	5,251
Prepaid expenses and other current assets	757	(832)
Other assets	(21)	35
Accounts payable	4,509	(3,931)
Long-term uncertain tax position liability	1,419	—
Accrued compensation and related taxes	203	782
Accrued warranty expense	(158)	184
Deferred revenue	(43)	1,430
Accrued other expenses and other current liabilities	(1,259)	765
Net cash provided by operating activities	16,435	8,961

Investing activities
Purchases of property, plant, and equipment	(878)	(871)
Capitalized product development cost	(1,516)	(751)
Net cash used in investing activities	(2,394)	(1,622)

Financing activities
Proceeds from common stock issuance	355	—
Proceeds from the credit facility and notes payable	—	46,359
Repayment of the credit facility and notes payable	—	(52,981)
Net cash provided by (used in) financing activities	355	(6,622)

Net change in cash and cash equivalents	14,396	717
Cash and cash equivalents, beginning of period	7,075	3,456
Cash and cash equivalents, end of period	$21,471	$4,173

Supplemental disclosure
Cash paid for interest	$—	$357
Non-cash financing activity
Common stock issued under restricted stock units	$732	$376
Cashless exercise of stock options, warrants and related conversion of net shares to stockholders' equity	$146	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2025 and 2024

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and 2024, the condensed consolidated statement of changes in equity for the three and nine months ended September 30, 2025, and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025, and 2024, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. The results of operations for the three and nine months ended September 30, 2025, and 2024, are not necessarily indicative of the operating results for a full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities. As of September 30, 2025, and December 31, 2024, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, notes payable, credit facilities, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Recent  Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have a material impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company will adopt the ASU and will make the applicable disclosure, as required, on its Annual Report Form 10-K for the year ended December 31, 2025.  The Company does not expect the adoption of  ASU 2023-09 to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update to improve income statement expenses disclosures. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of  ASU 2024-03 to have a material effect on its consolidated financial statements.

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

The LMR radio products are used by public safety agencies of the federal government, state and local municipality agencies on their P25 compliant radio systems.  The radio systems operate on frequencies managed by the Federal Communications Commission (FCC). The Company’s chief operating decision maker is the senior executive committee that includes the chief executive officer, chief financial officer, and the chief technology officer.

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

The table below summarizes the significant categories regularly reviewed by the chief operating decision maker for the three and nine months ended September 30, 2025, and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Sales, net	$24,411	$20,179	$64,630	$58,664
Cost of products	12,222	12,343	33,453	36,993
Gross margin	12,189	7,836	31,177	21,671

Engineering and product development	2,771	1,861	7,805	5,922
Marketing and selling	2,130	1,459	5,910	4,617
General and administrative	2,443	1,905	5,704	5,513
Selling, general and administrative expenses	7,344	5,225	19,419	16,052
Operating income	4,845	2,611	11,758	5,619

Other income (expense) (a)	43	(7)	(52)	(338)
Segment net income	$4,888	$2,604	$11,706	$5,281

Reconciliation of profit
Adjustments and reconciling item
Loss on investments	-	-	-	(91)
Income tax expense	(1,452)	(247)	(2,397)	(488)
Consolidated net income	$3,436	$2,357	$9,309	$4,702

(a) Other segment items include interest income (expense) and foreign currency exchange gains/losses

Note 2. Significant Events and Transactions

As we continue through 2025 the Solutions product group will continue to expand to include public safety solutions that provide for improved interoperability which will make the first responder safer and more efficient when operating in the field.  The new Solutions product group will also continue to build a portfolio of solutions under a new brand, BK ONE.  BK ONE includes SaaS solutions such as InteropONE as well as future software and hardware applications.

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provides for a one-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10,000. For additional information, see Note 10 of the condensed consolidated financial statements.

Note 3. Allowance for Credit Losses

The allowance for credit losses on trade receivables was approximately $50 on gross trade receivables of $7,629 and $7,399 as of September 30, 2025, and December 31, 2024, respectively. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer creditworthiness, and current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition. The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.  Based on information available, management believes the allowance for credit losses as of September 30, 2025 and December 31, 2024 is adequate.

Note 4. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	September 30, 2025	December 31, 2024
Finished goods	$7,771	$3,428
Work in process	3,177	4,610
Raw materials	8,942	11,292
	19,890	19,330
Inventory reserve	(1,315)	(1,694)
	$18,575	$17,636

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value. The allowances were approximately $1,315 and $1,694 as of September 30, 2025 and   December 31, 2024.

Note 5. Income Taxes

            For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $1,452 and $2,397, respectively, resulting in an effective tax rate of 20.47%.  The Company's taxable income is generated in the United States and taxed at a federal and state statutory rate of 26.72%. Relative to the federal and state statutory rate, the effective tax rate for the nine months ended September 30, 2025, was reduced by the tax impact of research and development tax credits and carryforwards.

            For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $247 and $488, respectively.  The effective tax rate for the nine months ended September 30, 2024, was 9.32%. Relative to the federal and state statutory rate, the effective tax rate for the nine months ended September 30, 2024, was primarily impacted by the tax benefit for research and development tax credits for 2024 as compared to projected income before tax.

Note 5. Income Taxes (continued)

 Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $0.8 million, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we recorded a decrease in the valuation allowance of approximately $1.4 million as of September 30, 2025. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2025.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax assets recorded as of September 30, 2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.

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

On July 4, 2025, the U.S. government enacted The One Beautiful Bill Act of 2025, (known as the "One Big Beautiful Bill Act or "OBBBA") which includes provisions such as the extension of certain expiring tax provisions from the 2017 Tax Cuts and Jobs Act, reinstatement of immediate expensing of qualifying business property, full expensing of domestic research and experimental expenditures, and changes to interest expense limitations..  The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact to the financial statements.

Note 6. Capitalized Product Development Costs

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR 9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, development costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized product development costs were $570 and $1,516 for the three and nine months ended September 30, 2025 and $321 and $751 for the three and nine months ended September 30, 2024, respectively.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income for basic and diluted earnings per share	$3,436	$2,357	$9,309	$4,702
Denominator for basic earnings per share weighted average shares	3,708,717	3,539,841	3,643,097	3,536,100
Effect of dilutive securities:
Options, restricted stock units, and warrants	242,716	211,232	270,051	87,141
Denominator for diluted earnings per share weighted average shares	3,951,433	3,751,073	3,913,148	3,623,241
Basic earnings per share	$0.93	$0.67	$2.56	$1.33
Diluted earnings per share	$0.87	$0.63	$2.38	$1.30

Approximately 184,627 stock options and 54,189 restricted stock units for the three and nine months ended September 30, 2025, and approximately 21,700 stock options and 20,435 restricted stock units for the three months and nine months ended September 30, 2024, were excluded from the calculation because they were anti-dilutive.

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

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $380 and $624 for the three and nine months ended September 30, 2025, compared with $78 and $210 for the same periods last year, respectively. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

On July 10, 2025, the Company approved the grant of performance-based stock options for certain executives. The options provide the executives with the option to purchase up to an aggregate of 162,566 shares of the Company's common stock, with an exercise price of $42.81 per share and will vest based on whether certain common share prices are achieved over a five-year period ending on July 10, 2030.

The Company uses the Black-Scholes-Merton and Monte Carlo simulation option valuation models to calculate the fair value of stock option grants. The non-cash share-based employee compensation expense recorded in the three and nine months ended September 30, 2025, was calculated using certain assumptions. Such assumptions are described more comprehensively in Note 11 (Share-Based Compensation) of the Notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2025, is presented below:

		Wgt. Avg.	Wgt. Avg.	Wgt. Avg.
		Exercise	Remaining	Grant Date	Aggregate
	Stock	Price ($)	Contractual	Fair Value	Intrinsic
As of January 1, 2025	Options	Per Share	Life (Years)	($) Per Share	Value (000s)
Outstanding	285,100	13.65	7.72	6.39	5,885
Vested	109,840	15.23	6.25	5.46	2,094
Nonvested	175,260	12.66	8.63	6.97	3,791

Period activity
Issued	222,944	41.65	9.69	25.11	—
Exercised	(25,281)	14.08	—	6.30	891
Forfeited	(11,070)	19.98	—	12.09	261
Expired	(4,380)	14.72	—	5.97	151

As of September 30, 2025
Outstanding	467,313	26.83	8.27	15.19	26,943
Vested	136,436	18.14	9.03	8.55	9,052
Nonvested	330,877	30.41	9.03	17.93	17,891

Restricted Stock Units

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

The Company recorded non-cash restricted stock unit compensation expense of $257 and $831 for the three and nine months ended September 30, 2025, compared with $146 and $415 for the same periods last year, respectively.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Price per Share
Unvested as of January 1, 2025	44,546	$12.99
Granted	47,132	23.99
Vested and issued	(55,015)	13.61
Cancelled/forfeited	—	—
Unvested as of September 30, 2025	36,663	$26.19

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

Purchase Commitments

As of September 30, 2025, the Company had purchase commitments for inventory totaling approximately $5,369, which are expected to be satisfied in the fourth quarter of 2025.

Significant Customers

The following table summarizes customer concentration of net revenues

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue as a percent of total revenue
United States government agencies	50.7%	39.1%	26.3%	40.7%
Customer A	26.2%	14.1%	-	-
Customer B	-	-	13.3%	10.3%

The following table summarizes customer concentration of receivables

	September 30, 2025	September 30, 2024
Receivables as a percent of total receivables
United States government agencies	29.8%	21.3%
Customer A	21.2%	-
Customer B and C	-	30.7%

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

Macroeconomic Trends

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, the impact of the ongoing U.S. federal government shutdown and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the business. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could harm the collection of accounts receivable and financial results. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company’s ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments.

Note 10. Debt

Credit Facilities

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association (“Fifth Third”). The Fifth Third RLC provides for a one-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to an additional $4,000 of borrowing capacity, totaling a maximum commitment of $10,000. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus 2.5% per annum. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The RLC has a borrowing base equal to the sum of (i) 80% of eligible commercial accounts receivable, plus (ii) 50% of federal government accounts receivable, plus (iii) the lesser of (a) the sum of (i) and (ii) and (b) 50% of eligible finished goods inventory.  The Company has not utilized funding and there were no borrowings under the RLC agreement as of September 30, 2025, and as of the date of filing this report.

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

Note 11. Leases

The Company accounts for its leasing arrangements in accordance with ASU Topic 842, Leases. The Company leases manufacturing and office facilities and equipment under operating leases and determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020 (the “Sawgrass Lease”). In September 2025, the Company entered into an amendment to the Sawgrass Lease to lease an additional 1,514 square feet (not in thousands) of office space and to extend the lease term an additional 62 months, commencing on the date construction on the additional leased area is completed (the “Sawgrass Amendment”). Pursuant to the Sawgrass Amendment, the annual rental, maintenance, and tax expenses for the facility will be approximately $180 for the first year of the extended term and will increase approximately 3.0% for each subsequent 12-month period.

Lease costs consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$134	$136	$406	$406
Variable lease cost	34	33	100	100
Total lease cost	$168	$169	$506	$506

Note 11. Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$157	$155	$467	$455
Operating cash flows (liability reduction)	$144	$135	$424	$390

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$4	$—	$27

Other information related to operating leases was as follows:

September 30, 2025
Weighted average remaining lease term (in years)	1.73
Weighted average discount rate	5.50%

Maturity of lease liabilities as of September 30, 2025, were as follows:

September 30, 2025
Remaining three months of 2025	$158
2026	486
2027	249
2028	5
2029	3
Total payments	901
Less: imputed interest	(40)
Total present value of lease liabilities	$861

12. Subsequent Events

On October 30, 2025, BK Technologies, Inc., a wholly owned subsidiary of the Company, as the borrower, entered into an amendment to the RLC with Fifth Third Bank (the “Amendment”).  Among other things, the Amendment revised the availability under the $6.0 million RLC to remove the borrowing base requirement, and to increase the accordion feature, if certain conditions are met, for up to an additional $8.0 million of borrowing capacity, totaling a maximum commitment of $14.0 million; extended the maturity date to October 30, 2028; added a new financial covenant providing that the borrower will cause the outstanding principal balance under the RLC to be $0 for at least 30 consecutive days during each annual period ending on October 30; and amended the applicable interest rate margin, such that each advance under the RLC accrues interest on the outstanding principal amount thereof at a rate of the SOFR, plus a range of 1.75% to 2.25% per annum, based on certain total debt coverage ratios.

Since October 1, 2025, the Company has purchased 10,205 shares of it’s common shares utilizing a Rule 10b5-1 Qualified Plan, which plan was established pursuant to, and as a part of, the Company’s share repurchase program.  The common shares were purchased at an average price of $67.22 per share for a total cost of $685,972 (not in 000’s).

.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged,” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"). In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our Solutions and Radio business lines and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our current and anticipated Solutions products, and our new multiband radio product and other related products in the BKR Series product line; competition in the land mobile radio ("LMR") industry; general economic and business conditions, including the impacts of high inflation, fluctuating interest rates, tariffs and other trade barriers and restrictions, labor and supply shortages and disruptions, federal, state, and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, the effects of natural disasters, changes in climate, severe weather events, geopolitical events, acts of war or terrorism, global health crises and other catastrophic events, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments, including a potential U.S. or global downturn or recession; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contracts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws, and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers, and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and consummate, acquisition, disposition or investment  transactions; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; impact of rising health care costs; our business with manufacturers located in other countries, including the effects of changes in the U.S. Government and foreign governments’ trade and tariff policies, such as recent increases in tariffs by the U.S. and the imposition of increased tariffs and other trade barriers and retaliatory measures by foreign governments; our inventory and debt levels; our ability to comply with the terms, including financial covenants, of our outstanding debt, including fluctuating interest rates; protection of our intellectual property rights; fluctuation in our operating results and stock price; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems or third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication or other systems; availability of adequate insurance coverage; environmental, social and governance matters; maintenance of our NYSE American listing; risks related to being a holding company; our ability to remediate the material weakness in our internal control over financial reporting; and the effect on our stock price and ability to raise capital through future sales of shares of our common stock.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Part I—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 , "Part II - Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q, and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

In business for over 70 years, BK operates one business segment through its operating subsidiary, BK Technologies, Inc. BK has two product groups within the segment: LMR Radio and Solutions.

The LMR Radio product group designs, manufactures, and markets wireless communications products consisting of two-way LMRs. Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve the government markets, including, but not limited to, emergency response, public safety, homeland security, and military customers of federal, state, and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering high specification, ruggedized, durable, reliable, feature-rich, Project 25 ("P25") compliant radios at a lower cost relative to comparable offerings.

The Solutions product group focuses on delivering innovative, public safety smartphone applications that operate ubiquitously over public cellular networks.  We presently have one U.S. patent in force and two pending U.S. patent applications. Going forward, we plan to continue to expand the Solutions product group to include public safety solutions that provide for improved interoperability, intended to make the first responder safer and more efficient when operating in the field.  We intend for the Solutions product group to build a portfolio of solutions under a new brand, BK ONE.  BK ONE includes SaaS solutions as well as other future software and hardware applications. When tethered to our radios, the combined solution will offer a unique capability which increases the sales reach of our radios.  We previously introduced InteropONE in October 2022, a Push-to-talk-Over-Cellular SaaS service, and in March 2025, we launched RelayONE, a rapidly deployed portable repeater kit designed to extend range and facilitate interoperability among different types of public safety and military radios.

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, the impact of the ongoing U.S. federal government shutdown, and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the business. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could harm the collection of accounts receivable and financial results. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company’s ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments.

Customer demand and orders for our products were strong during fiscal year  2024 and continued during the first  nine months of   2025. Our backlog of unshipped customer orders was approximately $24.5 million and $21.8 million as of  September 30, 2025, and  December 31, 2024, respectively. Changes in the backlog were attributed primarily to the timing of orders and their fulfillment.

For the three months ended September 30, 2025, sales increased approximately 21.0% to approximately $24.4 million, compared with $20.2 million for the same period of fiscal year 2024. The increase was attributed primarily to the shipments of BKR series radio product and accessories sales. Gross profit margins as a percentage of sales for the three months ended September 30, 2025, were 49.9%, compared with 38.8% for the comparative fiscal year 2024 quarter, generally reflecting price increases related to tariffs, radio product and accessories sales mix and material cost improvements related to cost reduction initiatives. Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2025, totaled approximately $7.3 million (30.1% of sales), compared with $5.2 million (25.9% of sales) in the same period of fiscal year 2024. We recognized operating income for the three months ended September 30, 2025, of approximately $4.8 million, compared with operating income of approximately $2.6 million for the same period of fiscal year 2024.

For the three months ended September 30, 2025, we recognized other income, net totaling approximately $43,000. This compares with other expenses, net totaling $7,000 for the same period of fiscal year 2024.

For the three months ended September 30, 2025, the pretax income totaled approximately $4.9 million, compared with pretax income of approximately $2.6 million for same period of fiscal year 2024.

We recognized tax expense of $1.5 million for the three-month period ended September 30, 2025, and approximately $247,000 for the same period of fiscal year 2024.

Net income for the three months ended September 30, 2025, totaled approximately $3.4 million ($0.93 per basic and $0.87 per diluted share), compared with a net income of approximately $2.4 million ($0.67 per basic and $0.63 per diluted share) for the same period last year. The primary factors for the improvement for the three months ended September 30, 2025, compared to the same period of fiscal year 2024, were radio product and accessories sales mix and lower raw material costs related to cost reduction efforts.

As of September 30, 2025, working capital totaled approximately $33.8 million, of which $29.1 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $23.0 million at 2024 year-end, which included $14.4 million of cash, cash equivalents, and trade receivables.

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

Third Quarter and Nine Months Summary

Customer demand and new orders for our products was $34.3 million during the three months ended September 30, 2025, compared to $21.8 million for the same period of fiscal year 2024.  Customer demand and new orders for our products of $69.3 million were recorded during the nine months ended September 30, 2025, compared to $72.4 million for the same period of fiscal year 2024. The decrease in new orders for the nine months ended September 30, 2025, compared to the same period last year was primarily due to higher state agency orders in the first nine months of 2024.

For the third quarter of 2025, sales increased 21.0% to approximately $24.4 million, compared with approximately $20.2 million of sales for the third quarter of fiscal year 2024.  Sales for the nine months ended September 30, 2025, totaled approximately $64.6 million, an increase of 10.2% compared with approximately $58.7 million for the nine-month period last year.  Gross profit margin as a percentage of sales for the third quarter of 2025 was approximately 49.9%, compared with 38.8% for the same period of fiscal year 2024, generally reflecting price increases related to tariffs, radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC compared to the third quarter of fiscal year 2024. Selling, general, and administrative (“SG&A”) expenses for the third quarter of 2025 totaled approximately $7.3 million, which was 40.6% higher than the SG&A expenses of approximately $5.2 million for the third quarter of fiscal year 2024. The increase in SG&A expenses was attributed primarily due to new product development costs, and accrual of fiscal year 2025 incentive bonus expenses. These factors yielded operating income of approximately $4.8 million for the three-month period ended September 30, 2025, compared with operating income of approximately $2.6 million for the same period of fiscal year 2024.

For the third quarter of 2025, we recognized other net income of approximately $43,000 on interest income on our cash investments and other expenses, compared to approximately $7,000 other expense, primarily related to other expenses for the same period of fiscal year 2024.

Net income for the three months ended September 30, 2025, was approximately $3.4 million ($0.93 per basic and $0.87 per diluted share), compared with net income of approximately $2.4 million ($0.67 per basic and $0.63 per diluted share) for the same quarter last year.  The primary factors for the improvement for the three-month period ended September 30, 2025, compared to the same period of fiscal year 2024, were radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC. during fiscal year 2024.

As of September 30, 2025, working capital totaled approximately $33.8 million, of which approximately $29.1 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2024, working capital totaled approximately $23.0 million, of which approximately $14.4 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(50.1)	(61.2)	(51.8)	(63.1)
Gross margin	49.9	38.8	48.2	36.9
Selling, general and administrative expenses	(30.1)	(25.9)	(30.0)	(27.4)
Other income (expense)	0.2	(0.0)	(0.1)	(0.7)
Income before income taxes	20.0	12.9	18.1	8.8
Income tax (expense)	(5.9)	(1.2)	(3.7)	(0.8)
Net income	14.1%	11.7%	14.4%	8.0%

(1) Amounts may not foot due to rounding

Net Sales

For the third quarter ended September 30, 2025, net sales increased 21.0% to approximately $24.4 million, compared with approximately $20.2 million for the same quarter of fiscal year 2024.  Sales for the nine months ended September 30, 2025, totaled approximately $64.6 million, compared with approximately $58.7 million for the nine-month period last year.

Sales for the third quarter and nine months ended September 30, 2025, were attributed primarily to Federal, state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the third quarter and nine months ended September 30, 2025, was our BKR series radios and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023.

We believe that the BKR Series products should increase our addressable market by expanding the number of Federal, state and local public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors.

While the potential impacts of the current administration's tariff policies, the ongoing government shutdown, material shortages, lead-times, high inflation and ongoing geopolitical conflicts in Ukraine and the Middle East and other geopolitical events remain uncertain in the coming months and quarters, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2025, were approximately 49.9% compared with 38.8% for the same quarter of fiscal year 2024.  Gross profit margins as a percentage of sales for the nine months ended September 30, 2025, were approximately 48.2% compared with 36.9% for the same period of fiscal year 2024.  Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes and pricing. The increase in gross profit margins for the three- and nine-months ended September 30, 2025, compared to the same periods of fiscal year 2024, generally reflect price increases related to tariffs, radio product and accessories sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC., during fiscal year 2024.

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

SG&A expenses for the quarter ended September 30, 2025, totaled approximately $7.3 million (30.1% of sales), compared with approximately $5.2 million (25.9% of sales) for the same quarter of fiscal year 2024.  For the nine months ended September 30, 2025, SG&A expenses increased by $3.4 million, or 21.0%, to approximately $19.4 million (30.0% of sales), compared with approximately $16.1 million (27.4% of sales), for the nine-month period last year.

Engineering and product development expenses for the third quarter of 2025 totaled approximately $2.8 million (11.4% of sales), compared with approximately $1.9 million (9.2% of sales) for the same quarter of fiscal year 2024.  For the nine months ended September 30, 2025, engineering and product development expenses totaled approximately $7.8 million (12.1% of sales), compared with approximately $5.9 million (10.1% of sales) for the nine-month period last year.  The increase in engineering expenses was attributed primarily to non-capitalizable development costs for the BKR multi-band mobile radio product and restricted stock unit issuance costs described in Note 8 (Non-Cash Share-Based Employee Compensation) to the condensed consolidated financial statements included in this report. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages, including the impact of tariffs and certain component lead times in coming months and quarters.

Marketing and selling expenses for the third quarter of 2025 totaled approximately $2.1 million (8.7% of sales), compared with approximately $1.5 million (7.2% of sales) for the third quarter of fiscal year 2024.  For the nine months ended September 30, 2025, marketing and selling expenses increased approximately $1.3 million, or 28.0%, to approximately $5.9 million (9.1% of sales), compared with approximately $4.6 million (7.9% of sales) for the same period last year.  The increase in marketing and selling expenses for the three and nine months ended September 30, 2025 was attributed primarily to additional salespeople and increased trade show participation.

Other general and administrative expenses for the third quarter of 2025 totaled approximately $2.4 million (10.0% of sales), compared with approximately $1.9 million (9.4% of sales) for the same period of fiscal year 2024.  For the nine months ended September 30, 2025, other general and administrative expenses totaled approximately $5.7 million (8.8% of sales), compared with approximately $5.5 million (9.4% of sales) for the nine-month period last year.  The increase in other general and administrative expenses for the three and nine months ended September 30, 2025, was attributed primarily to non-cash stock compensation and the non-recurring nature of certain corporate consulting expenses compared to the nine months ended September 30, 2024.

Operating Income

Operating income for the quarter ended September 30, 2025, totaled approximately $4.8 million (19.8% of sales), compared with operating income of approximately $2.6 million (12.9% of sales) for the same period of fiscal year 2024.  For the nine months ended September 30, 2025, our operating income totaled approximately $11.8 million (18.2% of sales), compared with operating income of approximately $5.6 million (9.6% of sales) for the nine-month period last year.  The operating income improvement for the three and nine months ended September 30, 2025, compared to the same periods last year, was attributed to higher gross profit margins related to improved product sales mix and the full impact of material cost improvements related to the transition of manufacturing production to East West Manufacturing, LLC., during fiscal year 2024.

Other Income (Expense)

We recorded net interest income of approximately $94,000 for the quarter ended September 30, 2025, compared with approximately $1,000 net interest expense for the third quarter of fiscal year 2024.  For the nine months ended September 30, 2025, net interest income totaled approximately $136,000, compared with net interest expense of approximately $281,000 for the nine-month period last year.  Net interest expense for the nine months of 2024 was primarily the result of our Alterna IPSA Line of Credit, which was paid in full in September 2024 and terminated in October 2024.

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

Income Taxes

We recorded approximately $1.5 million and $247,000 tax expense for the three months ended September 30, 2025, and 2024, respectively.  For the nine months ended September 30, 2025, and 2024, we recorded $2.4 million and $0.5 million tax expense, respectively

Our income tax provision is based on the effective tax rate for the year. The tax expense in any period may be affected by, among other things, permanent, as well as temporary, differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, we may experience fluctuations in the effective book tax rate (that is, tax expense divided by pre-tax book income) from period to period.

As of September 30, 2025, our net deferred tax assets totaled approximately $5.5 million and were primarily derived from capitalized research and development expenses and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $802,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2025.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2025, net cash provided by operating activities totaled approximately $16.4 million, compared with cash provided by operating activities of approximately $9.0 million for the same fiscal year period of 2024. Cash provided by operating activities for the nine months ended September 30, 2025, was primarily related to net income of $9.3 million and an increase of $4.5 million in accounts payable, partially offset by an increase of $1.8 million in inventories. Cash provided by operating activities for the nine months ended September 30, 2024, was primarily related to net income of $4.7 million and a $5.3 million reduction in inventory, somewhat offset by a $1.6 million increase in accounts receivable and a $3.9 million decrease in accounts payable.

For the first nine months of 2025, we had net income of approximately $9.3 million, compared with a net income of approximately $4.7 million for the same period of fiscal year 2024. Accounts receivable increased approximately $0.2 million during the nine months ended September 30, 2025, compared with an increase of approximately $1.6 million for the same period of fiscal year 2024, primarily due to the timing of customer collections in the first nine months of fiscal year 2025 and 2024. Inventories increased during the nine months ended September 30, 2025, by approximately $1.8 million compared to a decrease of approximately $5.3 million for the same period of fiscal year 2024.  The increase in inventories during the nine months ended September 30, 2025 was primarily attributed to an increase in finished goods in 2025 somewhat offset by a decrease in raw materials.   Accounts payable for the nine months ended September 30, 2025, increased approximately $4.5 million, compared with a decrease of approximately $3.9 million for the same period of fiscal year 2024, primarily due to the increased contract manufacturing production to East West Manufacturing LLC, during of 2024.  Accrued other expenses decreased during the first nine months of 2025 by approximately $1.3 million compared with an increase of $0.8 million for the same period of fiscal year 2024. Depreciation and amortization totaled approximately $1.3 million for the nine months ended September 30, 2025, compared with approximately $1.3 million for the same period of fiscal year 2024. Depreciation and amortization are primarily related to manufacturing and engineering equipment. There were no realized or unrealized losses on investments for the nine months ended September 30, 2025, compared to approximately $0.1 million for the same period of fiscal year 2024. For additional information pertaining to our investments, refer to Note 1 (Condensed Consolidated Financial Statement) included in this report.

Cash used in investing activities for the nine months ended September 30, 2025, totaled approximately $2.4 million, compared with approximately $1.6 million for the same period of fiscal year 2024. The cash used for the nine-month period ended September 30, 2025, was attributed primarily to capitalized product development costs and purchases of engineering equipment and tooling, compared to cash used for the nine-month period ended September 30, 2024, which was also primarily attributed to capitalized development costs and the purchase of engineering and manufacturing related equipment.

For the nine months ended September 30, 2025, approximately $0.4 million was provided by financing activities, compared with cash used in financing activities of approximately $6.6 million for the same period of fiscal year 2024. During the first nine months of 2024, we received cash of approximately $46.4 million from our Alterna Capital Solutions, LLC revolving credit facility, net of repayments totaling approximately $53.0 million.

Our cash and cash equivalents balance on September 30, 2025, was approximately $21.5 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third credit agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, a prolonged U.S. federal government shutdown, the impacts of tariffs, and other force majeure events, could result in volatility in the financial and capital markets and could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment with Fifth Third Bank, National Association (“Fifth Third”) which was amended on October 30, 2025 (as amended, the “RLC”). The Fifth Third RLC provides for a revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $8 million of borrowing capacity, totaling a maximum commitment of $14 million. The RLC will mature on October 30, 2028. Each advance shall accrue interest on the outstanding principal amount thereof at a range of SOFR plus 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The Company has not utilized funding and there were no borrowings under the RLC agreement as of September 30, 2025, and as of the date of filing this report.

 BK Technologies, Inc.'s repayment obligations under the RLC are guaranteed by the Company and secured by a pledge of essentially all of the assets of the Company, BK Technologies, Inc. The Company is subject to customary negative covenants, including with respect to our ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions.  BK Technologies, Inc. must also comply with: (i) a maximum total funded debt ratio of 2.00 to 1.00; (ii) a fixed charge coverage ratio of 1.2 to 1.0 as measured on a rolling twelve-month basis, each measured at the end of each fiscal quarter and (iii) a requirement that the outstanding principal balance under the RLC will be $0 for at least 30 consecutive days during each annual period ending on October 30.

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

There were no other changes to our critical accounting policies during the nine months ended September 30, 2025.

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

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

Following the identification and communication of the material weakness described above, management has actively engaged in implementing remediation plans to address the material weakness, including the following:

●

Management, with the assistance of a third party, has started to perform an evaluation of the processes and procedures around our internal control design gaps, and recommend process enhancements, specifically related to income tax provisions.

●

We have and will continue enhancing our review processes for complex accounting transactions by enhancing access to accounting literature and identification of third-party professionals with whom to consult regarding complex accounting applications to supplement existing accounting professionals.

●	We will utilize additional services of external consultants for non-routine and/or technical accounting issues for income tax provisions as they arise.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, other than the changes discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2025, we had a cyber incident that impacted certain portions of our information technology (IT) systems. We have completed an investigation into the cybersecurity incident and remediated and mitigated cybersecurity concerns related thereto.  For the avoidance of doubt, all critical IT systems have been restored and are operational at this time. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In October 2025, a class action lawsuit was filed against us related to the cyber incident. The suit is currently pending in the circuit court of Brevard County, Florida. We intend to vigorously defend this matter. We do not believe that any potential losses arising from the lawsuit are reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss

Item 1A. RISK FACTORS

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2025, the Company issued 419 shares of common stock upon the cashless exercise of an outstanding warrant to purchase up to 591 shares of common stock. The issuance of such shares was deemed to be exempt from registration pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the third quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

July 1–31, 2025	—	—	—	$5,000,000
August 1–31, 2025	—	—	—	$5,000,000
September 1–30, 2025	—	—	—	$5,000,000

Quarter Ended September 30, 2025	—	$—	—	$5,000,000

Item 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1+	CEO Performance Stock Option Agreement (July 10, 2025) (2025 Plan) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 10.2+	CFO Performance Stock Option Agreement (July 10, 2025) (2025 Plan) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 10.3+	Second Amendment to CEO Employment Agreement dated July 10, 2025, by and between BK Technologies Corporation and John M. Suzuki (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 10.4+	First Amendment to CFO Employment Agreement, dated July 10, 2025, by and between BK Technologies Corporation and Scott A. Malmanger (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 14, 2025)
Exhibit 10.5#	First Amendment Agreement, dated October 30, 2025, by and between BK Technologies, Inc. and Fifth Third Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 30, 2025)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
# Certain exhibits and schedules to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: November 6, 2025	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 6, 2025	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)