Form 10-K
period 2025-12-31
BK Technologies Corp
filed 2026-03-12
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, based on the closing price of such stock on the NYSE American on such date, was $155,879,977. As of March 3, 2026, 3,785,503 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2026 annual stockholders’ meeting are incorporated by reference in Part III of this report. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025.

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

In business for over 70 years, BK operates two key product group offerings: Radio and Solutions.

The Radio product group designs, manufactures and markets wireless communications products and related accessories consisting of two-way land mobile radios (“LMRs”). Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve government markets, including, but not limited to, emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering high specification, ruggedized, durable, reliable, feature rich, Project 25 (“P25”) compliant radio products at a lower cost relative to comparable offerings.

The Solutions product group focuses on delivering innovative products and smartphone applications which operate ubiquitously over public cellular networks. Our BK ONE branded solutions are designed to provide advanced field applications that enhance situational awareness, decision-making and interagency coordination that enable the first responder to be safer and more efficient. Our BK ONE portfolio provides law enforcement improved safety and productivity, fire incident first responders more situational awareness and EMS first responders with enhanced patient safety and advanced care measures.   When tethered to our radios, the combined solution offers an enhanced user experience with more unique capability which increases the sales reach of our radios.

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

Significant Events

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provided for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10 million. On October 30, 2025, the subsidiary entered into an amendment to the credit facility, which provided for a three-year extension of the agreement and revised the availability under the $6 million revolving credit facility, if certain conditions are met, to increase the accordion feature for a maximum commitment of $14 million, among other things.  For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the accompanying consolidated financial statements.

On December 17, 2021, a share repurchase program was authorized under which we may repurchase up to an aggregate of $5 million of our Common Stock. Share repurchases under this program were authorized to begin immediately. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The program does not have an expiration date. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of our Common Stock, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK to acquire any particular number of shares and repurchases may be suspended or terminated at any time at our discretion.  All repurchases under the plan have been and will be funded using cash on hand and cash from operations.

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

Description of Radio Products and P25 CAP Compliance

We offer products under the company brand name BK Technologies. Our BKR and legacy KNG series radios operate in both the P25 digital and analog modes of operations in the FCC licensed bands; very high frequency (“VHF”) (136MHz - 174MHz), ultra-high frequency (“UHF”) (380MHz - 470MHz, 450MHz - 520MHz), and 700-800 MHz bands.

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

Both the BKR and KNG series radios have been validated under the CAP as being P25 compliant.

Description of Solutions Offerings

BK’s Solutions offerings are branded under BK ONE, consisting of smartphone applications and related products. Our first Solutions offering is a Software-as-a-Service (SaaS) smartphone application, marketed as InteropONE, which was introduced in October 2022 at the International Association of Chiefs of Police (IACP) conference. InteropONE is a Push-to-talk-Over-Cellular ("PTTOC") SaaS service which provides emergency incident commanders the capability to dynamically establish group push-to-talk communications between at-large smartphone users directly from their smartphone. There are several PTTOC services available today from cellular carriers and other service providers. While these services provide supplementary features and coverage to LMR networks, PTTOC subscribers to a specific service cannot communicate to PTTOC subscribers of another service provider without deployment of pre-configured, complex, and expensive interoperability gateways. InteropONE addresses this interoperability gap by enabling emergency management personnel to quickly bring together any person with a smartphone, regardless of which carrier they are subscribed to or whether the smartphone user subscribes to a PTTOC service. This capability is vitally important for effectively managing unplanned incidents that may involve groups of people that normally do not collaborate.

InteropONE is available to download from the Google Play or Apple App stores.  The utility of InteropONE can be extended with our BKRplay functionality.  Built around an intelligent interface between the InteropONE smartphone and our BK radio, BKRplay makes the first responder safer and more efficient, while delivering an enhanced customer experience, which in turn, increases the sales reach of our radios.

Our second Solutions offering is a Real-Time Personnel and Asset Tracking Solution application, LocateONE, which was introduced in August 2024. LocateONE is a robust and flexible solution which supports P25 conventional and P25 trunking and is capable of supporting “off the grid” deployments where real-time situational awareness and user safety are paramount. The LocateONE platform is integrated with Esri ArcGIS in a common operational picture to integrate real-time data into an organization’s GIS map for an off-the-shelf solution.

In addition, in March 2025, we launched RelayONE, a rapidly deployed portable repeater kit designed to extend range and facilitate interoperability among different types of public safety and military radios

We presently have one U.S. patent awarded and two pending U.S. patent applications related to our Solutions portfolio.

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

In most instances, our BKR and KNG-branded products serve this market and are sold either directly to end-users or through two-way communications dealers.

The BK ONE solutions, including the InteropONE PTTOC and LocateONE services, have been designed to service this market and are sold directly to end-users or through SaaS resellers.

Sales to government and public safety users represented substantially all our sales for 2025 and 2024.

Engineering, Research and Development

Our engineering product and software development activities are conducted by a team of 41 employees. Their primary development focus has been the design of a new line of next-generation P25 digital products, the BKR Series, which are in the process of supplanting our KNG legacy products. The first product in this line, the VHF BKR5000 portable radio was introduced in August 2020, the second product, the all-band BKR9000 portable radio was released in April 2023 and our third product, the all-band BKR9500 mobile radio is currently under development.

A segment of our engineering team is responsible for product specifications based on customer requirements and participates in quality assurance activities. They also have primary responsibility for applied and production engineering. For 2025 and 2024, our engineering and development expenses were approximately $10.6 million and $7.8 million, respectively.  The Company also capitalized approximately $2.1 million and $1.3 million, respectively, of costs related to the development of the all-band BKR9500 mobile radio described above.

Intellectual Property

We presently have five U.S. patents in force, and we have four U.S. and two international pending patent applications. We have registered U.S. trademarks related to the names “BK Technologies,” “BK Radio,” "BK ONE," "BKRplay" and “Radios for Heroes”, and seek to trademark registrations to protect our proprietary positions whenever possible and wherever practical. We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

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

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 15.2% of the Company’s material, subassembly and product procurements in 2025 were sourced internationally, of which approximately 64.4% were sourced from 3 suppliers. We place purchase orders from time to time with these suppliers and have no guaranteed supply arrangements. In addition, certain components are obtained from single sources. We strive to maintain strong relationships with all of our suppliers. We anticipate that current relationships, or others that are comparable, will be available to us in the future.

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

Significant Customers

Sales to the U.S. Government represented approximately 29% and 38% of our total sales for the years ended December 31, 2025 and 2024, respectively. These sales were primarily to various government agencies, including those within the U.S. Department of Homeland Security ("DHS"), the U.S. Department of Defense (“DoD”), the U.S. Forest Service and the U.S. Department of Interior (“DoI”).

Backlog

Our backlog of unshipped customer orders was approximately $14.2 million and $21.8 million as of December 31, 2025 and 2024, respectively. Changes in the backlog are attributed primarily to the timing of orders and their fulfillment, which can be impacted by factors related to our supply chain.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2025, compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures, earnings or competitive position.

Human Capital Resources

As of December 31, 2025, we had 120 employees, of which 115 are full time employees, most of whom are located at our West Melbourne, Florida facility; 39 of these employees are engaged in customer service and distribution, 6 in direct manufacturing or manufacturing support, 41 in engineering, 21 in sales and marketing, and 13 in headquarters, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We strive to develop and maintain good relations with our employees and believe our relations with our employees are good.

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

Information Relating to Domestic and Export Sales

The following table summarizes our sales of LMR products by customer location:

	2025	2024
	(in millions)
United States	$85.0	$74.9
International	1.1	1.7
Total	$86.1	$76.6

Additional financial information is provided in the Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in BK. We describe certain of these risks and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to appreciate, or that we currently consider immaterial. Although risks are organized by headings and each risk is discussed separately, many are interrelated. Disclosures of risks should not be interpreted to imply that the risks have not already materialized.  These risk factors should be read in conjunction with the MD&A in Part II, Item 7 of this Annual Report on Form 10-K, and the Consolidated Financial Statements and notes thereto. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

Risks Related to our Business, Operations and Financial Condition

We depend on the success of our LMR product line.

We currently depend on our LMR products as our primary source of sales. A decline in the price of and/or demand for LMR products, as a result of competition, technological change, the introduction of new products by us or others or a failure to manage product transitions successfully, could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will largely depend on the successful introduction and sale of additional products to our BKR Series product line, including additional multiband products, which we may be unable to successfully complete in a timely manner. Even if we successfully develop and launch additional products to the BKR Series product line, such as our Solutions product group or any other new products, the development of which is a complex and requires innovation and investment, such products may not achieve market acceptance, which could have a material adverse effect on us.

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

Additionally, our ability to attract customers and increase revenue from our products and services depends in part on our ability to enhance and improve such products and services and to introduce new features and technologies, including our planned expansion of the Solutions offerings and new BKR series products.  The success of new products, technologies, enhancements and developments depends on several factors, including, but not limited to our anticipation of market changes and demands for product features, adequate quality testing, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. Any delays in the planned release dates of our products and services could result in adverse publicity, loss of sales or delay in market acceptance of our products and services, any of which could cause us to lose existing customers or impair our ability to attract new customers. In addition, the introduction of new products and services by competitors or the development of entirely new offerings could make our products and technologies obsolete or adversely affect our ability to compete. Any delay or failure in the introduction of enhancements, functionality or infrastructure developments could harm our business, results of operations and financial condition.

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

We also face risks related to our InteropONE branded smartphone application.  We rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, to make our InteropONE branded smartphone application available for download.  We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download.  In addition, any defects in our mobile application and the technology powering it may adversely affect our business.  Tools, code, subroutines and processes contained within our mobile application may contain defects not yet discovered or contained in updates and new versions.  Our introduction of updates and new versions with defects or quality problems may result in adverse publicity, reduced downloads and use, product development costs, loss of or delay in market acceptance of our products and technologies or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results from operations.

We depend heavily on sales to the U.S. Government.

We are subject to risks associated with our reliance on sales to the U.S. Government. For the year ended December 31, 2025, approximately 29% of our sales were to agencies and departments of the U.S. Government, including but not limited to, agencies of the DHS, DoA, DoD and DoI. We may be unable to maintain this government business. Our ability to maintain our government business will depend on many factors outside of our control, including competitive factors, changes in government personnel making contract decisions, spending limits, budget changes and political factors. The loss of sales to the U.S. Government would have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. and global economy, as well as our business and results from operations, may be negatively impacted by a variety of factors, including inflation, interest rate uncertainty, supply chain and labor disruptions, unemployment rates, labor and materials shortages, banking instability, political and social unrest, geopolitical events and uncertainty, such as the Ukraine-Russia conflict and the conflict in the Middle East, any U.S. government shutdown, any downgrades in the U.S. government's sovereign credit rating, public health crises and an economic downturn or recession. These challenging economic conditions could materially and adversely impact our business, liquidity and financial condition in a number of ways, including, but not limited to, the following:

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

●

Limited access by us to credit and capital: Conditions in the credit markets, including fluctuating interest rates, may limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. From time to time, we also have cash in financial institutions in excess of federally insured limits, which funds might be at risk of loss should such financial institutions face financial difficulties.

The terms of the amended credit agreement with Fifth Third Bank, National Association contain restrictive covenants that may limit our operating flexibility or that of our subsidiaries.

On October 30, 2024, our subsidiary, BK Technologies, Inc. (the “Subsidiary”), entered into a Revolving Loan Commitment (“RLC”) with Fifth Third Bank, National Association, (“Fifth Third”), which was amended on October 30, 2025, for a $6 million line of credit, with an interest rate of the Secured Overnight Financing Rate ("SOFR") plus a range of 1.75% to 2.25% per annum, which will mature on October 30, 2028. The Company will use funds obtained from the RLC for general business purposes and working capital needs.  The RLC has covenants concerning additional financing and indebtedness restrictions and certain financial covenants. The RLC provides for the payment of fees by the Subsidiary and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding under the RLC may be accelerated for typical defaults including, but not limited to, the failure to make payments when due, the failure to perform any covenant, the inaccuracy of representations and warranties, the occurrence of debtor-relief proceedings, and the occurrence of unpermitted liens. The Subsidiary's repayment obligations under the RLC are guaranteed by the Company and secured by a pledge of essentially all of the assets of the Subsidiary and the Company.  In general, the RLC could have an adverse effect on our financial condition or results of operations.

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

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. We, along with our independent registered public accounting firm, previously identified a material weakness in our internal control over financial reporting that pertained to our income tax provision, which was remediated as of December 31, 2025. See further discussion regarding controls implemented to remediate the material weakness in “Item 9A. Controls and Procedures” included in this report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses could adversely impact our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC. While we have taken steps to enhance our disclosure controls and procedures and our internal control over financial reporting, we cannot provide any assurance that we will continue to be able to maintain adequate controls over our financial processes and reporting or that we will not identify significant deficiencies and material weaknesses in our internal control over financial reporting in the future. Any failure of our internal controls could result in material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and erosion of investor confidence. Such failure could also negatively affect the market price and trading liquidity of our common stock, subject us to civil and criminal investigations and penalties and could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Natural disasters, acts of war or terrorism and other catastrophic events beyond our control could have a material adverse effect on our operations and financial condition.

The occurrence of one or more natural disasters or other extreme weather events, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events and political instability, such as civil unrest in a country in which our suppliers or manufacturers are located, including in the U.S., or acts of war or terrorism (wherever located around the world) or military activities disrupting transportation, communication or utility systems or otherwise causing damage to our business, employees, suppliers, manufacturers and customers; or other highly disruptive events, such as nuclear accidents, pandemics and other health crises, tariffs and other trade barriers or restrictions, or cyber-attacks, could have a material adverse effect on our business, financial condition and results of operations. Such events could have, and in the future result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. In addition, although preventative measures may help to mitigate damage from these types of catastrophic events, we cannot provide any assurance that any measures that we may take will be successful, and delays in recovery may be significant.  Furthermore, the insurance we maintain may not be adequate to cover or losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.  Such occurrences could have a material adverse effect on us and could also have indirect consequences, such as increases in the costs of insurance, if they result in significant loss of property or other insurable damage.

We have deferred tax assets that we may not be able to utilize under certain circumstances.

If we incur future operating losses, we may be required to provide some or all of our deferred tax assets with a valuation allowance, resulting in additional non-cash income tax expense. The change in the valuation allowance may have an impact on future net income or loss.

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

As a supplier of LMR products to federal, state and municipality agencies, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, which target the defense contractors and other critical infrastructure sectors. The sophistication of these threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to sensitive information could also adversely affect our business and reputation. Our customers, suppliers, subcontractors and manufacturing partners experience similar security threats.

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

From time to time, we have experienced, and expect to continue to experience, cyber-attacks on our information technology systems and the information systems of our distributors, manufacturers, suppliers and other partners, whose systems we do not control. These systems are vulnerable to damage, unauthorized access or interruption from a variety of sources, including, but not limited to, continually evolving cyber-attacks (including social engineering and phishing attempts), attempts to gain unauthorized access to data, cyber intrusion, computer viruses, and/or malicious or destructive code, ransomware or other malware, or denial-of-service attacks, security breach, misconduct by employees or other insiders with access to our data, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. We previously experienced an incident that impacted certain portions of our information technology systems, in which a limited number of non-critical systems experienced minor disruption. We completed an investigation into the incident and remediated and mitigated cybersecurity concerns, and the incident did not materially impact the Company’s financial condition or results of operations. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. Computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and partners or our business information. A cyber-attack or other significant disruption involving our information technology systems or those of our distributors, manufacturers, suppliers or other partners, could result in disruptions in critical systems, corruption or loss of data, theft of data, funds or intellectual property, and unauthorized release of our or our customers’ proprietary, confidential or sensitive information. Such incidents could also lead to widespread technology outages, interruptions or other failures of operational, communication or other systems globally and across companies and industries.  Such unauthorized access to, or release of, this information could expose us to data loss, disrupt our operations, allow others to unfairly compete with us, subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could also significantly harm our reputation. We may not have adequate insurance coverage to compensate us for any losses associated with such events. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.

Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis, as cyber-attacks could go undetected and persist for an extended period of time.  Furthermore, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company or third parties.  In addition, vulnerabilities may be introduced from the use of artificial intelligence by us and third parties on which we rely, which could increase the risk of unauthorized access to our data. Moreover, the development and maintenance of preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, our distributors, manufacturers, suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk of exposing our customers or partners to cybersecurity attacks. In addition, from time to time, we implement updates to our information technology systems and software, which can disrupt or shut down our information technology systems. We may not be able to successfully integrate and launch these new systems as planned without disruption to our operations.

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

We engage in business with manufacturers, some of which are located in other countries. Approximately 15% of our material, subassembly and product procurements in 2025 were sourced internationally. Accordingly, we are subject to special considerations and risks not typically associated with companies operating solely in the U.S. These include the risks associated with the political, economic, legal, health and other conditions in such foreign countries, among others. Our business, financial condition and operating results may be materially and adversely affected by, among other things, changes in the general political, social, health and economic conditions in foreign countries in which we maintain sourcing relationships, unfavorable changes in U.S. trade legislation and regulations, including increased tariffs, the imposition of governmental economic sanctions on countries in which we do business or other trade restrictions or barriers, threats of war, terrorism or governmental instability, labor disruptions, the impact of public health crises on employees and the global economy, which may cause our manufacturers or suppliers to temporarily suspend operations in the affected region, potentially negatively impacting our product launch timing and shipments, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars, and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we were unable to navigate foreign regulatory environments, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our manufacturing process and cause operational disruptions, increase prices for manufacturing, reduce our sales or otherwise have an adverse effect on our operating performance.

We depend on a limited number of manufacturers and on a limited number of suppliers of components to produce our products, and the inability to obtain adequate and timely delivery of supplies and manufactured products could have a material adverse effect on us.

We contract with manufacturers to produce portions of our products. For example, during 2023, we entered into the Master Supply Agreement with East West Manufacturing, LLC,, pursuant to which we transitioned the manufacturing production of certain LMR products and accessories to EW, which was completed in the third quarter of 2024. Our use of contract manufacturers exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. If any of our manufacturers terminate production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately two to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely and cost-effective manner, and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers could have a material adverse effect on our business, financial condition and results of operations.

In addition, our dependence on limited and sole source suppliers of components involves several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality, as well as the impact of increased tariffs and the imposition of other trade barriers and restrictions. The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 15.2% of the Company’s material, subassembly and product procurements in 2025 were sourced internationally, of which approximately 64.4% were sourced from three suppliers. We place purchase orders from time to time with a limited number of these suppliers and have no guaranteed supply arrangements. Disruption or termination of the supply of certain components could delay shipments of our products. The lead-time required for some of our proprietary components is up to as long as twelve to eighteen months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

The U.S.'s trade policy, including the imposition of new or additional tariffs, remains in flux. Changes in U.S. trade policy have resulted in significant increases in tariffs for certain imported goods, as well as retaliatory tariffs and other trade barriers and restrictions by trading partners, and there could be further increases in tariffs and/or new or more stringent retaliatory measures imposed in the future. The current presidential administration has imposed new or increased tariffs on products from China and a number of other countries, including steel and aluminum. The imposition of these tariffs has strained international relations and resulted in the implementation of retaliatory tariffs and other measures on goods imported from the U.S, which could become more severe. We derive a majority of our revenues from products comprised of electronic components from foreign sources, which makes us especially vulnerable to increased tariffs. Ongoing or new trade wars and other governmental action related to tariffs imposed by the U.S. and other countries and changes to international trade agreements and policies could result in increased costs, and any action we take or may take as a result including increased prices to our customers, may not be sufficient to fully offset the impact of tariffs and could result in reduced profitability; could adversely impact our supply chain; and could reduce demand for our products and services, all of which could have a material adverse effect on our business and results of operations. Further, the volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We are not able to predict future trade policy of the U.S. or of any foreign countries, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas, embargoes and other related actions, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, could also adversely impact our customers, our suppliers and the world and U.S. economies, including instability in the financial and capital markets, including bond markets, and the potential for a recession in the U.S. or globally, which in turn could have a material adverse effect on our business, operating results and financial condition.

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

Currently, we have five approved and four pending applications for U.S. patents and two international pending patent applications. We have several trademarks related to the names “BK Technologies,” “BK Radio,” "BK ONE," "BKRplay," and “Radios for Heroes.” We seek to trademark registrations to protect our proprietary positions whenever possible and wherever practical. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers and limit access to and distribution of our proprietary information. We also rely on trade secret laws to protect our intellectual property rights. From time to time, we may pursue litigation to protect and assert our intellectual property rights. There is a risk that we may be unable to prevent another party from manufacturing and selling competing products or otherwise violating our intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

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

●

the announcement or introduction of technological innovations or new products by us or our competitors, including announcements regarding the status of our BKR Series product line and our Solutions product group expansion;

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

During the period from January 1, 2021 to December 31, 2025, the trading price of our common stock ranged from $7.95 to $86.24. Many factors may cause our stock price to fluctuate, including those discussed above, variations in quarterly results; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases could affect the trading price of our common stock.

The Company’s Board of Directors has authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common stock. Although our Board of Directors has authorized the share repurchase program, and we have repurchased approximately $1.2 million of our common stock as of December 31, 2025, the share repurchase program does not obligate us to repurchase any specific additional dollar amount or to acquire any specific additional number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We face cybersecurity risks, as a small company, due to the breadth of networks and systems we utilize to design, develop, produce and sell our LMR products. We also use third-party products, services and components to produce our LMR products. We are committed to maintaining robust governance and oversight of these risks and implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have recently experienced a cybersecurity incident, we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to rebuild our internal systems, implement additional threat protection measures, provide modifications or replacements to our products, respond to regulatory inquiries or actions, pay damages, provide customers with incentives to maintain a business relationship with us, or take other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures.

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

As a supplier of LMR products to federal, state and municipality agencies, our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. We have retained the assistance of a cybersecurity expert consultant, to assist internal management to evaluate processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our products and have processes to assess those issues for potential cybersecurity impact or risk. We have implemented and continue to monitor a process to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident.

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

Item 2. Properties.

We do not own any real estate. We lease approximately 54,000 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. In November 2018, the lease was amended to provide for certain leasehold improvements and extend the lease term until June 30, 2027. The lease includes an option for one additional extension period of five (5) years commencing July 1, 2027 and terminating at midnight June 30, 2032. In February 2026, we entered into a new lease relating to this property, pursuant to which we will lease approximately 31,500 square feet of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease will commence in February 2027, has a term of 125 months, and includes two five year renewal options. Rental, maintenance and tax expenses for this facility were approximately $677,000 and $625,000 in 2025, and 2024, respectively.

We lease approximately 6,857 square feet of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida. This lease expired on December 31, 2025. The Company executed a lease extension agreement in September 2025, that extended existing terms until an additional 1,514 square feet of expansion premises is available for occupation by the Company.  At the date that the expansion premises are available for occupancy, the Company will begin a new lease extension period for an additional 62 month term, for approximately 8,371 total square feet.  The lease extension includes two additional five year renewal options, at the sole discretion of the Company.  Annual rental, maintenance and tax expenses for the facility were approximately $225,000 and $224,000 in 2025, and 2024, respectively.

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

On February 3, 2026, the Company filed a complaint with the United States District Court for the Eastern District of Texas, alleging patent infringement against AT&T Mobility LLC and AT&T Services, Inc. (collectively, “AT&T”) and requesting monetary and injunctive relief. As of the date of filing of this report on Form 10-K, AT&T has not responded to the Company’s complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our common stock trades on the NYSE American under the symbol “BKTI.”

(b)	Holders.

On March 3, 2026, there were 144 holders of record of our common stock.

(c)	Dividends.

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

On December 21, 2021, the Company announced that the Board had authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5 million of its common shares. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the fourth quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

October 1-31, 2025	10,205	67.22	10,205	$4,314,028
November 1-30, 2025	6,630	62.75	6,630	$3,897,999
December 1-31, 2025	2,300	63.65	2,300	$3,751,601

TOTAL	19,135	$65.24	19,135	$3,751,601

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “should,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “are encouraged” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our Solutions and Radio product groups and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our current and anticipated Solutions products, and our new multiband radio product and other related products in the BKR Series product line; competition in the LMR industry; general economic and business conditions, including the impact of high inflation, fluctuating high interest rates, tariffs and other trade barriers and restrictions, labor and supply shortages and disruptions, federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, the effects of natural disasters, changes in climate, severe weather events, geopolitical events, acts of war or terrorism, global health crises and other catastrophic events, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments, including a potential U.S. or global downturn or recession; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed-price contracts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and to consummate, acquisition, disposition or investment transactions, impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; impact of rising health care costs; our business with manufacturers located in other countries, including the effects of changes in the U.S. Government and foreign governments’ trade and tariff policies, such as recent increases in tariffs by the U.S. and the imposition of increased tariffs and other trade barriers and retaliatory measures by foreign governments; our inventory and debt levels; our ability to comply with the terms, including financial covenants, of our outstanding debt, including fluctuating interest rates; protection of our intellectual property rights; fluctuation in our operating results and stock price; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems or third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication, or other systems; availability of adequate insurance coverage; environmental, social and governance matters; maintenance of our NYSE American listing; risks related to being a holding company; our ability to maintain effective internal control over financial reporting; and the effect on our stock price and ability to raise capital through future sales of shares of our common stock or otherwise.

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

In business for over 70 years, BK operates two key product group offerings: Radio and Solutions.

The Radio product group designs, manufactures and markets wireless communications products and related accessories consisting of two-way land mobile radios (“LMRs”). Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve government markets, including, but not limited to, emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering high specification, ruggedized, durable, reliable, feature rich, Project 25 (“P25”) compliant radio products at a lower cost relative to comparable offerings.

The Solutions product group focuses on delivering innovative products and smartphone applications which operate ubiquitously over public cellular networks. Our BK ONE branded solutions are designed to provide advanced field applications that enhance situational awareness, decision-making and interagency coordination that enable the first responder to be safer and more efficient. Our BK ONE portfolio provides law enforcement improved safety and productivity, fire incident first responders more situational awareness and EMS first responders with enhanced patient safety and advanced care measures.   When tethered to our radios, the combined solution offers an enhanced user experience with more unique capability which increases the sales reach of our radios.

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

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, supply chain and labor disruptions, materials shortages, political and social unrest, geopolitical conflicts, and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the business. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could harm the collection of accounts receivable and financial results. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or recession, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company’s ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments

Customer demand and orders for our products were strong during 2024 and 2025. The increase in sales for the year ended December 31, 2025, was primarily attributed to sales of the BKR9000 portable LMR products to federal, state and municipal public safety agencies, some of which were new customers.

For 2025, sales grew approximately 12.5% to approximately $86.1 million, compared with $76.6 million for the prior year. Gross profit margins as a percentage of sales in 2025 were 48.8%, compared with 37.9% for the prior year, generally reflecting product sales mix for the BKR9000 Series radios and the full year impact of efficiencies from the transition of production to East West Manufacturing, LLC and cost reduction efforts in 2024. Selling, general and administrative (“SG&A”) expenses for 2025 totaled approximately $26.0 million (30.2% of sales), compared with $21.2 million (27.7% of sales) last year. We recognized an operating income of approximately $16.0 million in 2025, which was attributed primarily to increased gross margins related to the product mix and transition of production of our radio products to East West Manufacturing, LLC described above. For the year ended December 31, 2024 we recognized an operating profit of approximately $7.8 million.

In 2025 we recognized other income, net totaling approximately $0.1 million, primarily attributed to net interest income somewhat offset by other net realized losses.  This compares with other expense of $0.5 million last year, which was primarily related to interest expenses and a realized loss from an investment in FG Financial Holdings, LLC (“FG Holdings LLC”).

For 2025 the pretax income totaled approximately $16.1 million, compared with a pretax income of approximately $7.4 million for 2024.

We recognized a tax expense of $2.6 million in 2025 and a tax benefit of $1.0 million in 2024.

The net income for 2025 totaled approximately $13.5 million ($3.69 per basic and $3.44 per diluted share), compared with net income of approximately $8.4 million ($2.35 per basic and $2.25 per diluted share) for 2024.

As of December 31, 2025, working capital totaled approximately $37.3 million, of which $30.0 million was comprised of cash, cash equivalents and trade receivables. This compares with working capital totaling approximately $23.0 million at 2024 year-end, which included $14.4 million of cash, cash equivalents and trade receivables.

We may experience fluctuations in our quarterly results, in part, due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations.  We may also experience fluctuations in our quarterly results, in part, due to our sales to federal and state agencies that participate in wildland fire-suppression efforts, which may be greater during the summer season when forest fire activity is heightened.  In some years, these factors may cause an increase in sales for the second and third quarters, compared with the first and fourth quarters of the same fiscal year.  Such increases in sales may cause quarterly variances in our cash flow from operations and overall financial condition. The Company’s guidance reflects our current understanding of the potential impact of tariffs and the current administration’s efforts to reduce federal expenditures, and to the extent it can be calculated, the estimated amount of the impacts are included in current guidance.

Results of Operations

As an aid to understanding our operating results, the following table shows items from our consolidated statements of operations expressed as a percentage of sales:

	Percent of Sales
	for Years Ended December 31,
	2025	2024
Sales	100.0%	100.0%
Cost of products	(51.2)	(62.1)
Gross margin	48.8	37.9
Selling, general and administrative expenses	(30.2)	(27.7)
Other income (expense), net	0.1	(0.6)
Income before income taxes	18.7	9.6
Income tax benefit (expense)	(3.0)	1.3
Net income	15.7%	10.9%

Fiscal Year 2025 Compared with Fiscal Year 2024

Sales, net

For 2025, net sales increased approximately $9.5 million to approximately $86.1 million, compared with approximately $76.6 million for the prior year.

Customer demand and orders for our products were $80.1 million and $84.6 million in 2025 and 2024, respectively. The decrease in orders for the year ended December 31, 2025, was primarily attributed to a decrease in orders to wildland fire customers somewhat offset by an increase in orders for the BKR9000 portable LMR products to federal, state and municipal public safety agencies, some of which were new customers.

The BKR Series is envisioned as a comprehensive line of new products, which will include additional models in future years. The timing of developing additional BKR Series products and bringing them to market could be impacted by various factors, including potential impacts related to our supply chain, labor shortages, wage pressures, high inflation, and other force majeure events. We believe BKR Series products should increase our addressable market by expanding the number of federal and other public safety customers that may purchase our products. However, the timing and size of orders from agencies at all levels can be unpredictable and subject to budgets, priorities, and other factors. Accordingly, we cannot assure that we will be able to develop additional BKR Series products on the anticipated timelines, or at all, or that sales will occur under particular contracts, or that our sales prospects will otherwise be realized.

As of the end of 2025, our current backlog of customer orders and the funnel of sales prospects is healthy and includes potential new customers in federal, state, and local public safety agencies. We believe the BKR Series products, our expanded sales force, and our sales funnel, position us well to capture new sales opportunities moving forward.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for 2025 were approximately 48.8%, compared with 37.9% for 2024.

Our cost of products and gross profit margins are primarily derived from material, labor and overhead costs, product mix, manufacturing volumes and pricing. Gross profit margins for the year ended December 31, 2025, increased compared with last year primarily due to product sales mix and the full year impact of efficiencies from the transition of production of our radio products to East West Manufacturing LLC, as well as material cost improvements related to cost reduction efforts.

We utilize a combination of internal manufacturing capabilities and contract manufacturing relationships for production efficiencies and to manage material and labor costs. While we anticipate continuing to do so in the future, we have increased and are continuing to increase our utilization of contract manufacturing resources, which provides increased flexibility for our production capacity to meet increased demand. We completed the transition of our main manufacturing activities to East West Manufacturing, LLC's facilities during the third quarter of 2024. We believe that our current manufacturing capabilities and contract relationships or comparable alternatives will continue to be available to us. Although in the future we may encounter new product costs and competitive pricing pressures, the extent of their impact on gross margins, if any, is uncertain.

Worldwide shortages of materials, including semiconductors and integrated circuits, have resulted in limited supplies and extended lead times for certain components used in our products related to ongoing supply chain issues since 2021. The impact on our operations of such shortages, or additional shortages that may surface, is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.

Selling, General and Administrative Expenses

SG&A expenses consist of marketing, sales, commissions, engineering, product development, management information systems, accounting, headquarters, and non-cash share-based employee compensation expenses.

SG&A expenses for the year ended December 31, 2025, totaled approximately $26.0 million (30.2% of sales), compared with approximately $21.2 million (27.7% of sales) for the prior year.

Engineering and product development expenses for 2025 totaled approximately $10.6 million (12.3% of sales), compared with approximately $7.8 million (10.2% of sales) for the prior year.  For 2025, the Company also capitalized approximately $2.1 million of costs related to the development of the all-band BKR9500 mobile radio, compared to $1.3 million in 2024.  Engineering and product development expenses are primarily related to the continued design and development of BKR Series, a new line of portable and mobile radios. These development activities are the main focus of our engineering team. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages and the potential economic effects of changes in U.S. trade legislation and regulations, including increased tariffs, and the imposition of governmental economic sanctions on countries in which we do business.

Marketing and selling expenses for the year ended December 31, 2025, totaled approximately $7.6 million (8.8% of sales), compared with approximately $6.2 million (8.1% of sales) for 2024. Marketing and selling expenses for 2025 increased $1.4 million compared to 2024 levels reflecting increases in staff-related and marketing projects to promote and accelerate the adoption rate of the BKR9000.

General and administrative expenses for the year ended December 31, 2025, totaled approximately $7.9 million (9.2% of sales), compared with approximately $7.2 million (9.4% of sales) for 2024. General and administrative expenses for 2025 were consistent with the prior year and were primarily attributed to corporate management and headquarters-related expenses. A LMR general manager position was added mid-year 2025, to enhance the leadership of the daily operations.

Operating income

For the year ended December 31, 2025, our operating income totaled approximately $16.0 million (18.6% of sales), compared with operating income of approximately $7.8 million (10.2% of sales), for 2024. The improvement in operating income for the year was primarily attributed to increased gross margins, related to product sales mix, as well as the full year impact of the transition of manufacturing production to East West Manufacturing LLC throughout 2024 and material cost improvements related to cost reduction efforts.

Other Income (Expense)

Interest Income (Expense)

We recorded net interest income of approximately $265,000 for the year ended December 31, 2025, compared with net interest expense of approximately $266,000 for 2024. Net interest income in 2025 was the result of increasing cash balances during 2025, compared to net interest expenses primarily attributed to the outstanding debt on our credit facility in 2024.

Loss on Investments

For the year ended December 31, 2024, we recognized a realized loss of approximately $91,000 on our investment in FG Holdings LLC. On January 25, 2024, the Company redeemed its interests in FG Holdings LLC and withdrew from FG Holdings LLC and recorded a realized loss on the investment.

Income Tax (Expense) Benefit

We recorded approximately $2.6 million income tax expense and $1.0 million income tax benefit for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, our net deferred tax assets totaled approximately $5.2 million compared to $6.8 million in 2024 and were primarily derived from capitalized research and development expenses and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $851,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. Accordingly, we recorded a decrease in the valuation allowance of approximately $3,596,000 as of December 31, 2024. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.

Liquidity and Capital Resources

For the year ended December 31, 2025, net cash provided by operating activities totaled approximately $19.4 million, compared with cash provided by operating activities of approximately $12.8 million for the prior year. Cash provided by operating activities for 2025 was primarily related to net income, depreciation and amortization and non-cash share-based compensation expense, which were partially offset by decreases in accounts payable and other accrued expenses and other current liabilities.

For 2025, we had a net income of $13.5 million, compared with net income of approximately $8.4 million for the prior year. Accounts payable for the year ended December 31, 2025, decreased approximately $1.5 million, compared with a decrease of approximately $3.5 million for 2024, primarily due to the reduction in purchases of materials for production in 2025. Non-cash share-based compensation was approximately $1.9 million for the year ended December 31, 2025, as compared to $0.8 million for the year ended December 31,2024.  The increase in 2025 was primarily due to Executive Long-Term Incentive agreements executed in July 2025 and Restricted Stock Units related to the BKR9000 radio product issued in 2023 that vested in August 2025. Prepaid expenses and other current assets decreased $1.6 million for the year ended December 31, 2025 compared to an increase of $3.0 million for 2024.  The decrease in the year ended December 31, 2025, was primarily due to a reversal of a contractual deposit payment to East West Manufacturing LLC in the year ended December 31, 2024 as a result of the transition of the production of our products. Net inventories decreased during the year ended December 31, 2025, by approximately $0.9 million, compared with a decrease of approximately $5.9 million for the year ended December 31, 2024.  The decrease in 2025 was primarily attributed to decreases in raw materials and work-in-process, somewhat offset by increases in finished goods.  The decrease in inventories in 2024 was primarily attributable to reductions in work in progress and raw materials related to the transition of production to East West Manufacturing, LLC. Depreciation and amortization totaled approximately $1.8 million for the year ended December 31, 2025, compared with approximately $1.7 million for the year ended December 31, 2024. Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the year ended December 31, 2025, totaled approximately $3.1 million, compared to $2.6 million for the year ended December 31, 2024. Capitalization of software and systems integration costs for 2025 were $2.1 million compared to $1.3 million for the year ended December 31, 2024, related to the development of the BKR multi-band mobile product. For 2025, cash used for purchases of property, plant and equipment totaled approximately $1.0 million compared to $1.2 million for 2024, primarily for purchases of engineering and manufacturing related equipment.

For the year ended December 31, 2025, cash of approximately $0.6 million was used in financing activities. During the year, we received proceeds of approximately $0.6 million from the issuance of stock options, that was offset by repurchases of the Company's common stock of approximately $1.2 million.  Cash used in financing activities of $6.6 million for the year ended December 31, 2024, were the result of credit facility proceeds of approximately $46.4 million from our IPSA (as defined below) revolving credit facility with Alterna Capital Solutions, LLC., offset by repayments of $52.9 million and equipment loan repayments of approximately $71,000.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment (as amended, the “RLC”) with Fifth Third Bank, National Association (“Fifth Third”) The Fifth Third RLC previously provided for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to an additional $4 million of borrowing capacity, totaling a maximum commitment of $10 million. On October 30, 2025, the subsidiary entered into an amendment to the RLC, which provided for a three-year extension of the agreement and revised the availability under the $6 million RLC, if certain conditions are met, to increase the accordion feature for a maximum commitment of $14 million, among other things. Each advance shall accrue interest on the outstanding principal amount thereof at a range of SOFR plus 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. There were no borrowings under the RLC agreement as of December 31, 2025, and as of the date of filing this report.

BK Technologies, Inc.'s repayment obligations under the RLC are guaranteed by the Company and are secured by a pledge of essentially all of the assets of the Company and BK Technologies, Inc.  BK Technologies Inc. and the Company are subject to customary negative covenants, including with respect to their ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions. BK Technologies, Inc. must also comply with: (i) a maximum total funded debt ratio of 2.00 to 1.00; (ii) a fixed charge coverage ratio of 1.2 to 1.0 as measured on a rolling twelve-month basis, each measured at the end of each fiscal quarter; and (iii) a requirement that the outstanding principal balance under the credit facility will be $0 for at least 30 consecutive days during each annual period ending on October 30.

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

For additional information regarding the Company’s debt, see Note 6 of the accompanying consolidated financial statements.

Our cash and cash equivalents balance at December 31, 2025, was approximately $22.8 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third RLC, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, inflation, tariffs and other trade barriers and restrictions, geopolitical events, and other force majeure events, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition. For a description of these risks, see “Item 1A. Risk Factors” set forth in this report.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company has adopted the ASU on a prospective basis and has made the applicable disclosure, as required, in its Annual Report Form 10-K for the year ended December 31, 2025.  The adoption of ASU 2023-09 did not have a material effect on its consolidated financial statements.

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

There were no changes to our critical accounting policies during the twelve months ended December 31, 2025.

Revenue Recognition

The Company recognizes revenues in accordance with FASB ASU 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”).  ASC 606 provides that sales revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company generally satisfies performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. For extended warranties, sales revenue associated with the warranty is deferred at the time of sale and later recognized on a straight-line basis over the extended warranty period. Some contracts include installation services, which are completed in a short period of time and the revenue is recognized when the installation is complete. Currently, the Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event.

Allowance for Credit Losses

The allowance for credit losses was approximately $50,000 on gross trade receivables of approximately $7.3 million as of December 31, 2025, as compared with $50,000 on gross trade receivables of approximately $7.4 million as of December 31, 2024. The Company records an allowance for credit losses for its financial instruments, which are primarily composed of trade accounts receivable.  The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition.  The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics.  The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Based on information available, management believes the allowance for credit losses as of December 31, 2025 and 2024 is adequate.

Slow Moving, Excess or Obsolete Inventory

The allowance for slow moving, excess or obsolete inventory was approximately $1.1 million and $1.7 million at December 31, 2025 and 2024, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BK Technologies Corporation

West Melbourne, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BK Technologies Corporation (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Prior Period Financial Statements

The financial statements of the Company as of and for the year ended December 31, 2024 were audited by other auditors whose report dated March 27, 2025 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2025.

Tampa, Florida

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors, and Audit Committee
BK Technologies Corporation

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

We served as the Company’s auditor from 2024 to 2025.

/s/ Forvis Mazars, LLP

Orlando, Florida
March 27, 2025

BK TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2025	2024

ASSETS

Current assets:
Cash and cash equivalents	$22,788	$7,075
Trade accounts receivable, net	7,221	7,349
Inventories, net	15,862	17,636
Prepaid expenses and other current assets	3,099	4,881
Total current assets	48,970	36,941

Property, plant and equipment, net	4,170	4,911
Operating lease right-of-use (ROU) assets	1,502	1,128
Deferred tax assets, net	5,230	6,788
Capitalized software and systems integration costs	3,417	1,321
Other assets	471	410
Total assets	$63,760	$51,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,781	$6,327
Accrued compensation and related taxes	2,423	2,289
Accrued warranty expense	760	1,008
Accrued other expenses and other current liabilities	335	1,894
Short-term operating lease liabilities	610	571
Deferred revenue	2,728	1,885
Total current liabilities	11,637	13,974

Long term operating lease liabilities	965	714
Deferred revenue	6,460	6,980
Total liabilities	19,062	21,668
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 4,092,056 and 3,913,959 issued and 3,733,733 and 3,571,879 outstanding shares as of December 31, 2025 and 2024, respectively	2,455	2,348
Additional paid-in capital	51,803	49,386
Accumulated deficit	(2,314)	(15,850)
Treasury stock, at cost, 358,323 and 342,080 shares as of December 31, 2025, and 2024, respectively	(7,246)	(6,053)
Total stockholders’ equity	44,698	29,831
Total liabilities and stockholders’ equity	$63,760	$51,499

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Sales, net	$86,139	$76,592
Expenses
Cost of products	44,112	47,542
Gross margin	42,027	29,050

Selling, general, and administrative expenses:
Engineering and product development	10,570	7,841
Marketing and selling	7,553	6,206
General and administrative	7,917	7,175
Total selling, general and administrative expenses	26,040	21,222

Operating income	15,987	7,828

Other income (expense):
Net interest income (expense)	265	(266)
Gain on disposal of property, plant, and equipment	—	2
(Loss) on investments	—	(91)
Other (expense)	(135)	(98)
Total other income (expense)	130	(453)
Income before income taxes	16,117	7,375
Provision for income tax (expense) benefit	(2,581)	984
Net income	$13,536	$8,359
Net income per share-basic	$3.69	$2.35
Net income per share-diluted	$3.44	$2.25
Weighted average shares outstanding-basic	3,672	3,553
Weighted average shares outstanding-diluted	3,937	3,711

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional
	Common Stock	Common Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2023	3,867,082	$2,320	$48,602	$(24,209)	$(5,402)	$21,311
Common stock issued-stock options	4,637	2	30	—	—	32
Common stock issued-restricted stock units	33,799	20	(20)	—	—	—
Common stock issued-warrants exercised	8,441	6	(6)	—	—	—
Share-based compensation expense-stock options	—	—	286	—	—	286
Shared-based compensation expense-restricted stock units	—	—	494	—	—	494
Treasury shares	—	—	—	—	(651)	(651)
Net income	—	—	—	8,359	—	8,359
Balance at December 31, 2024	3,913,959	2,348	49,386	(15,850)	(6,053)	29,831
Common stock issued-stock options	32,899	19	579	—	—	598
Common stock issued-restricted stock units	55,015	33	(33)	—	—	—
Common stock issued-warrants exercised	90,183	55	(55)	—	—	—
Share-based compensation expense-stock options	—	—	1,030	—	—	1,030
Shared-based compensation expense-restricted stock units	—	—	896	—	—	896
Treasury shares	—	—	—	—	55	55
Repurchase of common stock					(1,248)	(1,248)
Net income	—	—	—	13,536	—	13,536
Balance at December 31, 2025	4,092,056	$2,455	$51,803	$(2,314)	$(7,246)	$44,698

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Operating activities
Net income	$13,536	$8,359
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	59	122
Inventory allowance	890	367
Amortization of deferred finance and other assets	—	75
Deferred tax expense (benefit)	1,558	(2,672)
Depreciation and amortization	1,778	1,692
Share-based compensation expense-stock options	1,030	286
Share-based compensation expense-restricted stock units	896	494
Loss on investment	—	91
(Gain) on sale of equipment	—	(2)
Changes in operating assets and liabilities:
Trade accounts receivable	69	431
Inventories	884	5,949
Prepaid expenses and other current assets	1,782	(2,989)
Other assets	(61)	12
Operating lease ROU assets and lease liabilities	(84)	(68)
Accounts payable	(1,546)	(3,495)
Accrued compensation and related taxes	134	987
Accrued warranty expense	(248)	286
Deferred revenue	323	1,309
Accrued other expenses and other current liabilities	(1,559)	1,531
Net cash provided by operating activities	19,441	12,765

Investing activities
Purchases of property, plant and equipment	(1,039)	(1,235)
Capitalized software and systems integration costs	(2,096)	(1,321)
Proceeds for disposal of property, plant and equipment	2	—
Net cash (used in) investing activities	(3,133)	(2,556)

Financing activities
Proceeds from exercise of common stock options	598	32
Repurchase of common stock	(1,193)	—
Proceeds from credit facility and notes payable	—	46,359
Repayment of credit facility and notes payable	—	(52,981)
Net cash (used in) financing activities	(595)	(6,590)

Net change in cash and cash equivalents	15,713	3,619
Cash and cash equivalents, beginning of year	7,075	3,456
Cash and cash equivalents, end of year	$22,788	$7,075
Supplemental disclosure
Interest paid	$—	$357
Non-cash financing activity
Common stock issued under restricted stock units	$732	$376
Cashless exercise of stock options, warrants and related conversion of net shares to stockholders’ equity	$146	$30

See notes to consolidated financial statements.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Impairment of Long-Lived Assets

Management regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value, which considers the discounted future net cash flows.  No long-lived assets were considered impaired at December 31, 2025 and 2024.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Allowance for Credit Losses

The Company records an allowance for credit losses based on specifically identified amounts that the Company believes to be uncollectible.  The Company records an allowance for credit losses for its financial instruments, which are primarily composed of trade accounts receivable.  The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions, and forecasts. The Company’s assessment of expected credit losses includes consideration of historical credit loss experience, the aging of account balances, customer concentrations, customer credit-worthiness, current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition.  The Company evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics.  The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. If the Company’s actual collections experience changes, revisions to the allowance may be required.  Amounts are written off against the allowance when all attempts to collect a receivable have failed, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.  Based on information available, management believes the allowance for credit losses as of December 31, 2025 and 2024 is adequate.

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2025 and 2024, accounts receivable from governmental customers were approximately $4,154 and $600, respectively.  Generally, receivables are due within 30 days.  Credit losses relating to customers have been consistently within management’s expectations.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

The Company primarily maintains cash balances at one financial institution.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250.  From time to time, the Company has had cash in financial institutions in excess of federally insured limits.  As of December 31, 2025, the Company had cash and cash equivalents in excess of FDIC limits of $22,288.

Manufacturing and Raw Materials

The Company relies upon a limited number of manufacturers to produce its products and on a limited number of component suppliers. Some of these manufacturers and suppliers are in other countries. Approximately 15.2% of the Company’s material, subassembly and product procurements in 2025 were sourced internationally, of which approximately 64.4% were sourced from three suppliers. For 2024, approximately 17.0% of the Company’s material, subassembly and product procurements were sourced internationally, of which approximately 79.9% were sourced from seven suppliers. Purchase orders denominated in U.S. dollars are placed with these suppliers from time to time and there are no guaranteed supply arrangements or commitments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, investments, accounts payable, accrued expenses, notes payable, and other liabilities. As of December 31, 2025 and 2024, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Prior to September 14, 2022, the Company held an investment in the common stock of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”), which investment was held by the Company through 1347 LP.  The Company used observable market data assumptions (Level 1 inputs, as defined in accounting guidance) that it believes market participants would use in pricing its investment in FGF.

Effective September 14, 2022, the Company exchanged its common shares held in FGF and received Series B common membership interests of FG Financial Holdings, LLC (“FG Holdings LLC”), an entity related to the former chairman of the Company's Board of Directors. As further discussed in Note 7, the Company recorded the investment according to guidance provided by ASC 820 “Fair Value Measurement”, as the Company did not have a controlling financial interest in, nor exerted significant influence over the activities of FG Holdings LLC. The investment in Series B common membership interests of FG Holdings LLC was reported using net asset value (“NAV”) of interests held by the Company at period-end.  The NAV was calculated using the observable fair value of the underlying stock of FGF held by FG Holdings LLC, plus uninvested cash, less liabilities, further adjusted through allocations based on distribution preferences, as defined in operating agreement of FG Holdings LLC.  The NAV was used as a practical expedient and has not been classified within the fair value hierarchy.

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) in FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for the Interests, the Company received 52,000 shares of its own Common Stock that was held by FGF, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company are held as treasury stock.

Liquidity

The Company recognized operating income of $15,987 during 2025 and $7,828 during 2024.

On October 30, 2024, the Company’s wholly owned subsidiary, BK Technologies, Inc. entered into a new revolving loan commitment agreement with Fifth Third Bank, N.A. On October 30, 2025, BK Technologies, Inc., as the borrower, entered into an amendment to its revolving credit facility with Fifth Third Bank, National Association, as the lender (as amended, the “Fifth Third Credit Agreement”). The Fifth Third Credit Agreement provides for a three-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to an additional $8,000 of borrowing capacity, totaling a maximum commitment of $14,000. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus a range of 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. There were no borrowings under the Fifth Third Credit Agreement as of December 31, 2025, and as of the date of filing this report.

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
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The cost for advertising and promotion is expensed as incurred. Advertising and promotion expenses are classified as part of selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2025 and 2024, such expenses totaled $621 and $496, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company has adopted the ASU and has made the applicable disclosure, as required, in its Annual Report Form 10-K for the year ended December 31, 2025.  The adoption of ASU 2023-09 did not have a material effect on our consolidated financial statements.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
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

The table below summarizes the significant categories regularly reviewed by the chief operating decision maker for the years ended December 31, 2025, and 2024:

	2025	2024
Sales, net	$86,139	$76,592
Cost of products	44,112	47,542
Gross margin	42,027	29,050

Engineering and product development	10,570	7,841
Marketing and selling	7,553	6,206
General and administrative	7,917	7,175
Selling, general and administrative expenses	26,040	21,222
Operating income	15,987	7,828

Other income (expense) (a)	130	(362)
Income tax (expense) benefit	(2,581)	984
Segment net income	$13,536	$8,450

Reconciliation of profit or loss
Adjustments and reconciling item
Loss on investments	—	(91)
Consolidated net income	$13,536	$8,359

(a) Other segment items included interest income (expense) and foreign currency exchange gains/(losses)

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

1. Summary of Significant Accounting Policies (Continued)

Revision of Previously Issued Financial Statements

Certain immaterial revisions have been made to the 2024 consolidated statement of cash flows. Specifically, there was an increase in net cash provided by operating activities related to capitalized software and system integration costs, which was fully offset by an increase in cash flows used in investing activities related to the same item. The changes were presentation only and had no impact on previously reported net income, total assets, total liabilities, stockholders’ equity or net change in cash and cash equivalents.

Reclassifications

Certain reclassifications have been made to the 2024 consolidated financial statements to conform to the 2025 consolidated financial statement presentation.  These reclassifications had no effect on net income reported for the year ended December 31, 2024.

2. Inventories, net

Inventories, which are presented net of allowance for slow moving, excess and obsolete inventory, consisted of the following:

	December 31,	December 31,
	2025	2024
Finished goods	$5,898	$3,428
Work in process	3,016	4,610
Raw materials	8,083	11,292
	16,997	19,330
Inventory reserve	(1,135)	(1,694)
	$15,862	$17,636

Changes in the allowance for slow-moving, excess, and obsolete inventory are as follows:

	Years Ended December 31,
	2025	2024
Balance, beginning of year	$1,694	$1,838
Charged to cost of sales	890	367
Disposal of inventory	(1,449)	(511)
Balance, end of year	$1,135	$1,694

During the year ended December 31, 2025 and 2024, the Company wrote off $1,449 and $511, respectively, of inventory that had been fully allowed for previously, which had no impact to the Company's consolidated balance sheets or consolidated statements of operations.

3. Allowance for Credit Losses

Changes in the allowance for credit losses are composed of the following:

	Years Ended December 31,
	2025	2024
Balance, beginning of year	$50	$50
Provision for credit losses	59	122
Uncollectible accounts written off	(59)	(122)
Balance, end of year	$50	$50

4. Property, Plant and Equipment, net

Property, plant and equipment, net include the following:

	December 31,
	2025	2024
Leasehold improvements	$741	$704
Machinery and equipment	19,528	18,977
Gross Property, Plant, and Equipment	20,269	19,681
Less accumulated depreciation and amortization	(16,099)	(14,770)
Property, plant and equipment, net	$4,170	$4,911

Depreciation and amortization expense relating to property, plant and equipment for the years ended December 31, 2025 and 2024 was approximately $1,778 and $1,692 respectively. During the year ended December 31, 2024, the Company removed from its records approximately $8 of fully depreciated machinery and equipment and none in the year ended December 31, 2025.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

5. Capitalized Software and Systems Integration Costs

            The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio software and systems integration costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. The Company determined technological feasibility was established for multi-band LMR radio products by the introduction of the BKR 9000 multi-band portable product to the market in June 2023, as specified by Topic 350-30. Upon the general release of the LMR multi-band mobile radio product currently in development to customers, software and systems integration costs for that product will be amortized over periods not exceeding ten years, based on future revenue of the product. Capitalized software and systems integration costs were $2,096 and $1,321 during the years ended December 31, 2025 and 2024, respectively.

6. Debt

Credit Facilities

On October 30, 2024, the Company’s wholly owned subsidiary, BK Technologies, Inc. entered into a new revolving loan commitment agreement with Fifth Third Bank, N.A. On October 30, 2025, BK Technologies, Inc., as the borrower, entered into an amendment to its revolving credit facility with Fifth Third Bank, National Association, as the lender (as amended, the “Fifth Third Credit Agreement”). The Fifth Third Credit Agreement provides for a three-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to an additional $8,000 of borrowing capacity, totaling a maximum commitment of $14,000. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus a range of 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. There were no borrowings under the Fifth Third Credit Agreement as of December 31, 2025.

BK Technologies, Inc.’s repayment obligations under the credit facility are guaranteed by the Company and secured by a pledge of essentially all of the assets of BK Technologies, Inc., and the Company.

BK Technologies Inc. and the Company are subject to customary negative covenants, including with respect to their ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions.  As of December 31, 2025, the Company believes that it was in compliance with the debt covenants and there was no outstanding borrowing balance.

              On November 22, 2022, the Subsidiaries entered into the IPSA with Alterna. On November 28, 2022, the Subsidiaries and Alterna entered into a rider to the IPSA, to modify the IPSA to, among other things, provided a credit facility for up to 75% of net orderly liquidation value of inventory, not to exceed 100% of the eligible accounts receivable balance. The IPSA, which provided for a one-year Line of Credit with a maximum capacity of up to $15,000 was renewed in November 2023 and paid in full on September 30, 2024. The Line of Credit bore an interest rate of Prime plus 1.85%. Interest and related servicing fees for the year ended December 31, 2024, was approximately $356. Under the arrangement, the Company could transfer eligible short-term trade receivables to the conduit, with full recourse, on a daily basis in exchange for cash.  Generally, at the transfer date, the Company could receive cash equal to approximately 85% of the value of the transferred receivables.  The Company accounted for the transfers of receivables as a secured borrowing due to the Company’s continuing involvement with the accounts receivable. During the year ended December 31, 2024, the Company transferred receivables having an aggregate face value of $49,700, to the conduit and received proceeds of $46,400, which also includes draws on available inventory funding. There were no losses incurred on these transfers during the year ended December 31, 2024.  The Company terminated the IPSA in October 2024 upon entering into the credit facility with Fifth Third Bank.

Note Payable

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
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

7. Investments

On January 25, 2024, the Company redeemed its Series B common membership interests (the “Interests”) in FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of its own Common Stock that was held by FGF, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company are held as treasury stock.

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

As of December 31, 2023, the members and affiliates of FG Holdings LLC beneficially owned in the aggregate 5,666,111 shares of FGF's common stock, representing approximately 55% of FGF's outstanding shares. Additionally, FG and its affiliates constituted the largest stockholder of the Company, as of December 31, 2023. FG and its affiliates exited its investment in the Company in June 2024. Mr. Kyle Cerminara, who served as a director of the Company and chairman of the Board of Directors until December 14, 2023, was Chief Executive Officer, Co-Founder, and Partner of FG and served as chairman of the board of directors of FG Group Holdings Inc., the entity that was a majority Series B member in FG Holdings ILC. Mr. Cerminara also served as a manager of FG Holdings, LLC and chairman of the board of directors of FGF.

During the year ended December 31, 2024, the Company recognized a realized loss of approximately $91.

8. Leases

The Company accounts for its leasing arrangements in accordance with ASC Topic 842, “Leases”. The Company leases manufacturing and office facilities and equipment under operating leases and determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has the expiration date of June 30, 2027. The lease includes an option for one additional extension period of five (5) years commencing July 1, 2027 and terminating at midnight June 30, 2032. Rental, maintenance and tax expenses for this facility were approximately $677 and $625 in 2025 and 2024, respectively. In February 2026, we entered into a new lease relating to this property, pursuant to which we will lease approximately 31,500 square feet (not in thousands) of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease will commence in February 2027, has a term of 125 months, and includes two five year renewal options.

In February 2020, the Company entered into a lease for 6,857 square feet (not in thousands) of office space at Sawgrass Technology Park, 1619 NW 136th Avenue in Sunrise, Florida, for a period of 64 months commencing July 1, 2020. The Company executed a lease extension agreement on September 24, 2025, that extended existing terms until an additional 1,514 square feet (not in thousands) of expansion premises is available for occupation by the Company.  At the date that the expansion premises are available for occupancy, the Company will begin a new lease extension period for an additional sixty-two (62) month term, for approximately 8,371 total square feet (not in thousands).  The lease extension includes two (2) additional five (5) year renewal options, at the sole discretion of the Company.  The lease liability and right-of-use asset as of December 31, 2025, include payments for renewal periods that are reasonably certain to be exercised, in accordance with ASC 842.  Annual rental, maintenance and tax expenses for the facility were approximately $225 and $224 in 2025 and 2024, respectively.

Lease costs consist of the following:

	December 31,
	2025	2024
Operating lease cost	$541	$543
Variable lease cost	134	133
Total lease cost	$675	$676

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

8. Leases (Continued)

Supplemental cash flow information related to leases was as follows:

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$625	$611
Operating cash flows (liability reduction)	571	528

Other information related to operating leases was as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (in years)	2.39	2.36
Weighted average discount rate	5.50%	5.50%

Maturity of operating lease liabilities as of December 31, 2025 were as follows:

Year ending
December 31,
2026	$666
2027	435
2028	196
2029	199
2029	203
Thereafter	34
Total payments	1,733
Less: imputed interest	(158)
Total liability	$1,575

9. Income Taxes

The components of income before provision for income taxes are as follows:

	Years Ended December 31,
	2025	2024

Domestic	16,117	7,375
Income before income taxes	16,117	7,375

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9. Income Taxes (Continued)

The income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
	2025	2024
Current:
Federal	$55	$489
State	968	1,199
	1,023	1,688
Deferred:
Federal	1,377	(1,581)
State	181	(1,091)
	1,558	(2,672)
	$2,581	$(984)

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 1 - Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	3,385	21.00%
State and local income taxes[1], net of federal income tax effect	1,012	6.28%
Tax credits
Research and development tax credits	(157)	-0.98%
Nontaxable or nondeductible items
Share-based Compensation	(338)	-2.10%
Other	25	0.16%
Changes in unrecognized tax benefits	(1,419)	-8.80%
Other adjustments
Deferred only - Stock based compensation	240	1.49%
Deferred only - Section 174	(183)	-1.13%
Other	16	-0.24%
Effective tax rate	2,581	15.67%

1 California and Florida account for greater than 50% of the tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024

Statutory U.S. income tax rate	21.00%
State taxes, net of federal benefit	9.42%
Permanent differences	0.84%
Change in valuation allowance	(48.79)%
Change in tax credits	(4.59)%
Uncertain tax position	19.25%
Impact from rate changes	(10.48)%
Effective income tax rate	(13.35)%

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year Ended December 31,
2025
Federal	972
State
California	1,190
Florida	302
New Mexico	122
Oregon	108
Idaho	111
Other states	313
Cash paid for income taxes, net of refunds received	3,118

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9. Income Taxes (Continued)

The components of the deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2025	2024
Deferred tax assets:
R&D Tax Credits	$1,877	$300
Capitalized software and systems integration costs	-	3,378
Lease Liability	434	343
Capital loss Carryforward	851	802
Inventory allowance	312	454
Nonqualified Stock Options	341	463
Deferred warranty revenue	2,738	2,638
Net operating losses	633	-
Other	199	194
Deferred Tax Assets	7,385	8,572
Less: Valuation allowance	(826)	(802)
Total Deferred Tax Assets	6,559	7,770

Deferred Tax Liabilities:
ROU Asset	(414)	(301)
Capitalized software and systems integration costs	(275)	-
Depreciation	(640)	(681)
Total deferred tax liabilities	(1,329)	(982)

Total Deferred Tax Assets/(Liabilities)	$5,230	$6,788

           As of December 31, 2025, the Company had deferred tax assets of approximately $6,559 offset by deferred tax liabilities of $1,329. This asset is primarily composed of capitalization of research and development expenses, stock compensation, and deferred revenue. The liability is composed of the effect of differences in amortization and depreciation utilized for tax purposes.

During 2025 and 2024, the Company utilized $0 and $7,915 of federal NOLs, respectively.

The deferred tax asset amounts are based upon management’s conclusions regarding, among other considerations, the Company’s current and anticipated customer base, contracts, and product introductions, certain tax planning strategies, and management’s estimates of future earnings based on information currently available, as well as recent operating results during 2025, 2024, and 2023. GAAP requires that all positive and negative evidence be analyzed to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the deferred tax asset.

          Based on the analysis of all available evidence, both positive and negative, the Company has concluded that, except for the capital loss carryforward of approximately $851, it currently does have the ability to generate sufficient taxable income in the necessary period to utilize the benefits for the deferred tax assets. Accordingly, the Company recorded an increase in the valuation allowance of $24 as of December 31, 2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future. If the Company incurs future losses, it may be necessary to record additional valuation allowance amounts related to the deferred tax assets recognized as of December 31, 2025.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company’s net deferred tax asset recorded as of December 31, 2025. The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future.

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
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

9. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	Years Ended December 31,
	2025	2024

Unrecognized tax benefits as of January 1	$1,419	$-
(Decreases) increases related to prior year tax positions	(1,419)	1,265
Increases related to current year tax positions	-	154
Decreases related to settlements of prior year tax positions	-	-
Decreases related to lapses of statute of limitations	-	-
Balance at December 31,	-	1,419

As of December 31, 2025, the Company recorded approximately $0 of unrecognized tax benefits, a net decrease of $1,419 from $1,419 as of December 31, 2024. The Company completed an updated R&D credit study, which provided sufficient support for the underlying R&D credit positions. As a result, the prior‑year unrecognized tax benefit is no longer required, and the ending balance as of 12/31/2025 is $0. As of December 31, 2024, the Company recorded approximately $1,419 of unrecognized tax benefits, a net increase of $1,419 from $0 as of December 31, 2023. If the Company recognized its tax positions, approximately $1,419 would favorably impact the tax rate in 2024.

Penalties and tax-related interest expense, of which there were no material amounts for the years ended  December 31, 2025, and 2024, are reported as a component of income tax expense (benefit).

The Company files federal income tax returns, as well as multiple state and local jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its allowances for income taxes reflect the most probable outcome. The Company adjusts these allowances, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The calendar years 2022 through 2024 are still open to IRS examination under the statute of limitations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements. Under OBBBA, the Company is permitted to claim 100% bonus depreciation and fully deduct domestic research expenditures under Section 174A. These provisions accelerate tax deductions but do not create permanent tax differences; therefore, the impact is timing‑related only and does not materially affect the Company’s 2025 income tax provision.

.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2025	2024
Numerator:
Net income for basic and diluted earnings per share	$13,536	$8,359
Denominator:
Denominator for basic earnings per share weighted average shares	3,672,239	3,553,303
Effect of dilutive securities:
Options, restricted stock units, and warrants	264,575	157,341
Denominator for diluted earnings per share weighted average shares	3,936,814	3,710,644
Basic earnings per share	$3.69	$2.35
Diluted earnings per share	$3.44	$2.25

Approximately 1,955 stock options and 0 restricted stock units for the year ended December 31, 2025 were excluded from the calculation because they were anti-dilutive.  For the year ended December 31, 2024, no stock options and restrictive stock options were excluded.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11. Non-Cash Share-Based Compensation

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

The stockholders of the Company also approved the BK Technologies Corporation Employee Stock Purchase Plan (the “ESPP”) at the Annual Meeting held on June 18, 2025. The ESPP was previously approved by the Board. The objective of the ESPP is to offer eligible employees of the Company and its designated subsidiaries the ability to purchase shares of the Company’s common stock at a discount, subject to various limitations under the ESPP. There are 150,000 shares of the Company’s common stock authorized for issuance under the ESPP.  As of  December 31, 2025, the Company issued 2,892 shares of common stock from its treasury share account pursuant to the ESPP

.

Stock Options

The Company has an employee and non-employee director incentive compensation equity plan. Related to these programs, the Company recorded $1,030 and $286 of share-based employee compensation expense related to stock options during the years ended December 31, 2025 and 2024, respectively, which is included as a component of cost of products and SG&A expenses in the accompanying consolidated statements of operations. No amount of share-based employee compensation expense was capitalized as part of capital expenditures or inventory for the years presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based employee compensation expense recorded in the years ended December 31, 2025 and 2024 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock over the period of time, commensurate with the expected life of the stock options. The dividend yield assumption is based on the Company’s expectations of dividend payouts at the grant date. The Company has estimated its future stock option exercises. The expected term of option grants is based upon the observed and expected time to the date of post vesting exercises and forfeitures of options by the Company’s employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate at the time of the stock option grant.

	FY 2025	FY 2024
Expected Volatility	67.6%	56.8%
Expected Dividends	0%	0%
Expected Term (in years)	7.2	6.5
Risk-Free Rate	4.19%	4.08%
Estimated Forfeitures	0.0%	0.0%

A summary of stock option activity under the Company’s equity compensation plans as of December 31, 2025, and changes during the year ended December 31, 2025, are presented below:

		Wgt. Avg.	Wgt. Avg.	Wgt Avg.
		Exercise	Remaining	Grant Date	Aggregate
		Price ($)	Contractual	Fair Value ($)	Intrinsic
	Stock Options	Per Share	Life (Years)	Per Share	Value ($)

As of January 1, 2025
Outstanding	285,100	13.65	7.72	6.39	5,884,764
Vested	109,840	15.23	6.25	5.46	2,093,685
Nonvested	175,260	12.66	8.63	6.97	3,791,078

Period activity
Issued	223,944	41.78	9.41	41.78	—
Exercised	32,951	15.03	—	15.03	1,305,513
Forfeited	11,070	19.90	—	19.39	262,663
Expired	4,380	14.72	—	14.72	150,829

As of December 31, 2025
Outstanding	460,643	27.08	2.60	27.08	21,885,394
Vested	128,766	18.13	6.29	18.13	7,269,512
Nonvested	331,877	30.55	30.55	8.78	14,615,882

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

11. Share-Based Compensation (Continued)

Outstanding:

			Wgt. Avg.	Wgt. Avg.
			Exercise	Remaining
Range of Exercise Prices		Stock Options	Price ($)	Contractual
($) Per Share		Outstanding	Per Share	Life (Years)

11.51	26.63	240,149	13.48	6.84
26.34	41.15	39,328	34.18	9.08
41.16	55.97	180,166	43.42	9.52
55.98	70.78	1,000	70.78	9.66
		460,643	27.08	8.08

Exercisable:

			Wgt. Avg.
			Exercise
Range of Exercise Prices		Stock Options	Price ($)
($) Per Share		Exercisable	Per Share

11.51	26.63	112,509	14.57
41.16	55.97	16,257	42.81
		128,766	18.13

The weighted-average grant-date fair value per option granted during the years ended December 31, 2025 and 2024 was $41.78 and $6.39, respectively.  There were 32,951 and 6,200 stock options exercised during the years ended December 31, 2025 and 2024, respectively.

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

A summary of non-vested restricted stock units under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
		Grant Date
Year ended December 31, 2025	Number of Shares	Price per Share
Unvested as of January 1, 2025	44,546	$12.99
Granted	44,250	24.77
Vested and issued	(47,607)	13.70
Cancelled/forfeited	—	—
Unvested as of December 31, 2025	41,189	$16.97

During 2024, the Company’s Board of Directors approved the Executive Salary Swap Plan to prospectively swap a portion of certain executive’s salaries for a 12 month period (5% minimum, up to 25%) otherwise payable in cash for a grant of RSUs (with each RSU representing a contingent right to receive one share of the Company’s Common Stock) at a fixed rate of $12 per share, rounded down to the nearest whole RSU.  The Restricted Stock Units vested at the date of the grant. The Company issued 2,882 and 3,764 RSUs under this arrangement for the year ended December 31, 2025, and 2024.

During 2023, the Company’s Board of Directors approved the Executive Salary Swap Plan to prospectively swap a portion of certain executive’s salaries for a 12 month period (10% minimum, up to 50%) otherwise payable in cash for a grant of RSUs (with each RSU representing a contingent right to receive one share of the Company’s Common Stock) at a fixed rate of $10 per share, rounded down to the nearest whole RSU.  The Restricted Stock Units vested at the date of the grant. The Company did not issue RSUs under this arrangement for the year ended December 31, 2025 and issued 13,979 RSUs under this arrangement for the period ended December 31, 2024.

As of December 31, 2025 and 2024, there was approximately $5,900 and $1,419, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options and restricted stock units. This compensation cost is expected to be recognized approximately over one to 2.6 years.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

12. Other Equity Transactions

On January 25, 2024, the Company redeemed its "Interests" of FG Holdings LLC and withdrew from FG Holdings LLC. In exchange for its Interests, the Company received 52,000 shares of its own Common Stock that was held by FGF, with an approximate fair value of $650 on the date of the transaction and recorded a realized loss of $91 on the investment during the first quarter of 2024. The shares received by the Company are held as treasury stock.

On November 6, 2023, the Company entered into a Master Supply Agreement (the "MSA") and Transition Services Agreement (the "TSA," and together with the MSA, the "Agreements") with East West Manufacturing, LLC, a Georgia limited liability company ("East West"). Pursuant to the Agreements, the Company issued a warrant to East West with a five-year term to purchase up to 135,300 shares of the Company's common stock at an exercise price per share of $15.00. The warrant was classified as a component of permanent equity in the Company's Consolidated Balance Sheets as it was a freestanding financial instrument that was immediately exercisable, did not embody an obligation for the Company to repurchase its own shares and permitted the holders to receive a fixed number of shares of common stock upon exercise. In May 2025, East West exercised its warrant in full.

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

13. Significant Customers

Sales to the U.S. Government were primarily to various government agencies, including those within the United States Department of Defense ("DoD"), the United States Forest Service ("USFS"), the United States Department of Interior ("DoI"), and the United States Department of Homeland Security ("DHS").

The following table summarizes customer concentration of net revenues:

	2025	2024
Revenue as a percent of total revenue

United States government agencies	29%	38%
Customer A	13%	*
Customer B	*	13%

* Less than 10% of total revenues.

The following table summarizes customer concentration of receivables

	2025	2024
Receivables as a percent of total receivables

United States government agencies	48%	*
Customer A	*	24%
Customer B	*	15%

* Less than 10% of total receivables.

At December 31, 2025 there were no commercial customers accounting for more than 10% of total receivables

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

14. Retirement Plan

The Company sponsors a participant contributory retirement 401(k) plan, which is available to all employees. The Company’s contribution to the plan is either a percentage of the participant’s contribution (50% of the participant’s contribution up to a maximum of 6%) or a discretionary amount. For the years ended December 31, 2025 and 2024, total contributions made by the Company were $214 and $199, respectively.

15. Commitments and Contingencies

Royalty Commitment

In 2003, the Company entered into a technology license related to its development of digital products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement. The Company paid $178 and $181 for the years ended December 31, 2025 and 2024, respectively. The agreement has an indefinite term and can be terminated by either party under certain conditions.

In 2022, the Company entered into a technology license related to its development of multi-band products. Under this agreement, the Company is obligated to pay a royalty for each product sold that utilizes the technology covered by this agreement, which started in June 2023. The Company paid $7 and $4 in 2025 and 2024, respectively.  The agreement is for three years and can be automatically renewed for one year at the end of its initial term unless either party provides at least 120 days’ prior written notice of its election not to extend the initial term. Thereafter, either party can terminate the agreement by providing a written notice of non-renewal of at least 60 days’ prior to the end of the then current term.

Purchase Commitments

The Company has purchase commitments for inventory totaling $11,159 as of  December 31, 2025, which are expected to be satisfied over the following 3 months.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees.  This plan is administered by a third party.  As of December 31, 2025, the plan had a stop-loss provision insuring losses beyond $90 per employee per year and an aggregate stop-loss of $2,185.  As of December 31, 2025 and 2024, the Company recorded an accrual for estimated claims in the amount of approximately $238 and $336, respectively, in accrued other expenses and other current liabilities on the Company’s consolidated balance sheets.  This amount represents the Company’s estimate of incurred but not reported claims as of December 31, 2025 and 2024.

Liability for Product Warranties

Changes in the Company’s liability for its standard two-year and five-year product warranties during the years ended December 31, 2025 and 2024 are as follows:

	Balance at			Balance at
	Beginning of	Warranties	Warranties	End of
	Year	Issued	Settled	Year
2025	$1,008	$269	$(517)	$760
2024	$722	$1,149	$(863)	$1,008

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to the Company’s results of operations for a particular period, depending upon the size of the loss or the Company’s income for that particular period.

On February 3, 2026, the Company filed a complaint with the United States District Court for the Eastern District of Texas, alleging patent infringement against AT&T Mobility LLC and AT&T Services, Inc. (collectively, “AT&T”) and requesting monetary and injunctive relief. AT&T has not responded to the Company’s complaint, as of the date of this filing.

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

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

16. Capital Programs

On December 17, 2021 a share repurchase program was authorized under which the Company may repurchase up to an aggregate of $5,000 of its common shares. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner and number of shares repurchased under the program will be determined by management and the Board of Directors at their discretion, and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require the Company to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. As of December 31, 2025, the Company has completed 19,135 share repurchases under this program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025

As previously disclosed, during the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting related to the proper design and implementation of certain controls over financial reporting related to the income tax provision and management’s review of the income tax provision.  A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

Since identifying the material weakness described above, management has implemented controls and procedures to address the material weakness, including the following:

●

Management, with the assistance of a third party, has performed an evaluation of the processes and procedures around our internal control design gaps, and recommended process enhancements, specifically related to income tax provisions.

●

We enhanced our review processes for complex accounting transactions by enhancing access to accounting literature and identification of third-party professionals with whom to consult regarding complex accounting applications to supplement existing accounting professionals.

●	We utilized, and will continue to utilize as needed, additional services of external consultants for non-routine and\or technical accounting issues for income tax provisions.

Accordingly, management has concluded that the previously identified material weakness was remediated during the year ended December 31, 2025.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Form 10-K

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of the Company's directors or executive officers adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors and Executive Officers will be contained in the “Proposal 1: Election of Directors,” "Executive Compensation-Information about our Executive Officers" and “Corporate Governance-Family Relationships” and "-Legal Proceedings" sections of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders, and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The disclosure of delinquent filers under Section 16(a) of the Exchange Act, if any, will be contained in the “Miscellaneous-Delinquent Section 16(a) Reports” section of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders, and is incorporated herein by reference.

Audit Committee

We have a separately designated standing audit committee. Information about our audit committee (including its charter) and the audit committee financial expert will be contained in the “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee” section of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders, and is incorporated herein by reference.

Insider Trading Policies and Procedures

Information about our insider trading policies and procedures will be contained in the "Corporate Governance-Insider Trading Policies and Procedures" section of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation" sections of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” sections of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the “Fees Paid to Our Independent Registered Public Accounting Firm” section of our definitive proxy statement, to be filed in connection with our 2026 annual meeting of stockholders, and is incorporated herein by reference.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

2. Exhibit List:

Number	Exhibit
2.1	Articles of Merger, filed with the Nevada Secretary of State on March 28, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
4.1	Description of the Company’s Registered Securities (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
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

10.14+	Form of Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (January 2025) (incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
10.15+	BK Technologies Corporation 2025 Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2025)
10.16+	Form of Stock Option Agreement (2025 Plan) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2025)
10.17+	Form of Restricted Share Agreement (2025 Plan) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 18, 2025)

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

10.18+	Form of Restricted Share Unit Agreement (2025 Plan) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 18, 2025)
10.19+	Form of Non-Employee Director Restricted Share Unit Agreement (2025 Plan) (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 18, 2025)
10.20+	Form of Non-Employee Director Stock Option Agreement (2025 Plan) (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 18, 2025)
10.21+	BK Technologies Corporation Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 18, 2025)
10.22+	CEO Performance Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2025)
10.23+	CFO Performance Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2025)
10.24+

Employment Agreement, dated October 31, 2019, by and between BK Technologies, Inc. and Branko Avanic (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 4, 2020)

10.25+

Employment Agreement, dated July 19, 2021, by and between BK Technologies, Inc., and John M. Suzuki (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2021)

10.26+

First Amendment to Employment Agreement, dated January 24, 2022, between John M. Suzuki and BK Technologies, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2022)

10.27+

Employment Agreement dated effective November 7, 2022, between BK Technologies Corporation, BK Technologies, Inc. and Scott A. Malmanger (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2022)

10.28+	Second Amendment to CEO Employment Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 14, 2025)
10.29+	First Amendment to CFO Employment Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 14, 2025)
10.30^#

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

10.33	Warrant dated November 6, 2023 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 8, 2023)
10.34	Sales Agreement, dated January 31, 2023, by and between the Company and ThinkEquity LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 31, 2023)
10.35^	Credit Agreement, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.36	Revolving Credit Promissory Note, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.37	Continuing Guaranty Agreement, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.38	Security Agreement, dated October 30, 2024, by and between BK Technologies, Inc. and Fifth Third Bank, National Association, (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on November 4, 2024)
10.39^	First Amendment Agreement, dated October 30, 2025, by and between BK Technologies, Inc. and Fifth Third Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 30, 2025)
10.40+	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
10.41+	Form of Non-Employee Director Stock Option Agreement under the BK Technologies Corporation 2017 Incentive Compensation Plan (January 2025) (incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
16.1	Letter from Forvis Mazars, LLP to the Securities and Exchange Commission, dated June 3, 2025 (incorporated by reference from Exhibit 16.1 to the Company's Current Report on Form 8-K, filed on June 3, 2025)

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

19.1	BK Technologies Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
21*	Subsidiaries of the Company
23.1*	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm
24*	Power of Attorney (included on signature page)
31.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

97.1	BK Technologies Corporation Clawback Policy (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 27, 2025)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Included with this filing.

** Furnished herewith (not filed).

+ Management contract or compensatory plan or arrangement.

^ Certain exhibits and schedules to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

Item 16. Form 10-K Summary.

Not applicable.

BK TECHNOLOGIES CORPORATION
YEARS ENDED DECEMBER 31, 2025 AND 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data and percentages)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BK TECHNOLOGIES CORPORATION

Date: March 12, 2026	By:	/s/ John M. Suzuki
John M. Suzuki
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

SIGNATURE	TITLE	DATE

/s/ John M. Suzuki	President and Chief Executive Officer (Principal Executive Officer), and Director	March 12, 2026
John M. Suzuki

/s/ Scott A. Malmanger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026
Scott A. Malmanger

/s/ Joshua S. Horowitz	Chairman of the Board	March 12, 2026
Joshua S. Horowitz

/s/ R. Joseph Jackson	Vice Chairman of the Board	March 12, 2026
R. Joseph Jackson

/s/ Charles T. Lanktree	Director	March 12, 2026
Charles T. Lanktree

/s/ Ellen O. O'Hara	Director	March 12, 2026
Ellen O. O'Hara

/s/ E. Gray Payne	Director	March 12, 2026
E. Gray Payne

/s/ Lloyd R. Sams	Director	March 12, 2026
Lloyd R. Sams