Form 10-Q
period 2026-03-31
BK Technologies Corp
filed 2026-05-14
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 3,744,198 shares of common stock, $0.60 par value, of the registrant outstanding as of May 7, 2026.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,980	$22,788
Trade accounts receivable, net	7,159	7,221
Inventories, net	15,000	15,862
Prepaid expenses and other current assets	3,505	3,099
Total current assets	54,644	48,970

Property, plant and equipment, net	4,250	4,170
Operating lease right-of-use (ROU) assets	1,377	1,502
Deferred tax assets, net	4,887	5,230
Capitalized software and systems integration costs, net	3,097	3,417
Other assets	520	471
Total assets	$68,775	$63,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,592	$4,781
Accrued compensation and related taxes	1,998	2,423
Accrued warranty expense	641	760
Accrued other expenses and other current liabilities	654	335
Short-term operating lease liabilities	613	610
Deferred revenue	2,753	2,728
Total current liabilities	13,251	11,637

Long-term operating lease liabilities	830	965
Deferred revenue, net of current portion	6,981	6,460
Total liabilities	21,062	19,062

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 4,105,556 and 4,092,056 issued, and 3,744,151 and 3,733,733 outstanding shares as of March 31, 2026 and December 31, 2025, respectively	2,463	2,455
Additional paid-in capital	52,271	51,803
Retained earnings (accumulated deficit)	448	(2,314)
Treasury stock, at cost, 361,405 shares as of March 31, 2026, and 358,323 shares as of December 31, 2025	(7,469)	(7,246)
Total stockholders’ equity	47,713	44,698
Total liabilities and stockholders’ equity	$68,775	$63,760

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Sales, net	$21,293	$19,054

Cost of products	10,263	10,104
Gross margin	11,030	8,950

Selling, general and administrative expenses:
Engineering and product development	3,664	2,537
Marketing and selling	1,819	1,723
General and administrative	2,258	1,774
Total selling, general and administrative expenses	7,741	6,034

Operating income	3,289	2,916

Other income (expense):
Interest income, net	169	3
Other expense	(14)	(117)
Total other income (expense), net	155	(114)

Income before income taxes	3,444	2,802

Provision for income tax expense	(682)	(670)

Net income	$2,762	$2,132

Earnings per share-basic:	$0.74	$0.60
Earnings per share-diluted:	$0.69	$0.55
Weighted average shares outstanding-basic	3,740,728	3,572,576
Weighted average shares outstanding-diluted	4,009,370	3,893,143

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK Technologies Corporation

Condensed Consolidated Statements of Changes in Equity

(In thousands, except share and per share data) (Unaudited)

	Common	Common	Additional	Retained Earnings
	Stock	Stock	Paid-In	(Accumulated	Treasury
	Shares	Amount	Capital	Deficit)	Stock	Total
Balance at December 31, 2025	4,092,056	$2,455	$51,803	$(2,314)	$(7,246)	$44,698
Common stock issued under restricted stock units	9,780	6	(6)	—	—	—
Stock option exercises	3,720	2	55	—	—	57
Share-based compensation expense-stock options	—	—	362	—	—	362
Share-based compensation expense-restricted stock units	—	—	57	—	—	57
Repurchase of common stock	—	—	—	—	(223)	(223)
Net income	—	—	—	2,762	—	2,762
Balance at March 31, 2026	4,105,556	2,463	52,271	448	(7,469)	47,713

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2024	3,913,959	$2,348	$49,386	$(15,850)	$(6,053)	$29,831
Common stock issued under restricted stock units	13,764	7	(7)	—	—	—
Stock option exercises	1,148	1	12	—	—	13
Share-based compensation expense-stock options	—	—	118	—	—	118
Share-based compensation expense-restricted stock units	—	—	275	—	—	275
Net income	—	—	—	2,132	—	2,132
Balance at March 31, 2025	3,928,871	2,356	49,784	(13,718)	(6,053)	32,369

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating activities
Net income	$2,762	$2,132
Adjustments to reconcile net income to net cash provided by operating activities:
Inventories allowances	263	32
Deferred taxes expense (benefit)	343	(1,544)
Depreciation and amortization	716	427
Share-based compensation expense-stock options	362	118
Share-based compensation expense-restricted stock units	57	275
Changes in operating assets and liabilities:
Trade accounts receivable, net	62	(2,822)
Inventories	599	1,371
Prepaid expenses and other current assets	(406)	402
Other assets	(49)	(1)
Operating lease ROU assets and lease liabilities	(7)	(19)
Accounts payable	1,811	784
Long-term uncertain tax position liability	—	1,419
Accrued compensation and related taxes	(425)	(534)
Accrued warranty expense	(119)	(16)
Deferred revenue	546	(302)
Accrued other expenses and other current liabilities	319	818
Net cash provided by operating activities	6,834	2,540

Investing activities
Purchases of property, plant, and equipment	(476)	(268)
Capitalized software and systems integration costs	—	(440)
Net cash used in investing activities	(476)	(708)

Financing activities
Proceeds from exercise of common stock options	57	13
Repurchase of common stock	(223)	—
Net cash (used in) provided by financing activities	(166)	13

Net change in cash and cash equivalents	6,192	1,845
Cash and cash equivalents, beginning of period	22,788	7,075
Cash and cash equivalents, end of period	$28,980	$8,920

Supplemental disclosure
Cash paid for interest	$—	$—
Non-cash financing activity
Common stock issued under restricted stock units	$120	$138
Cashless exercise of stock options, warrants and related conversion of net shares to stockholders' equity	$—	$3

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026 and 2025

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025, the condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2026, and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026, and 2025, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026. The results of operations for the three months ended March 31, 2026, and 2025, are not necessarily indicative of the operating results for a full year.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three-months ended March 31, 2026, as compared to those disclosed in the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and other liabilities. As of March 31, 2026, and December 31, 2025, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

The table below summarizes the significant categories regularly reviewed by the chief operating decision maker for the three months ended March 31, 2026, and 2025, respectively:

	Three Months Ended
	March 31, 2026	March 31, 2025
Sales, net	$21,293	$19,054
Cost of products	10,263	10,104
Gross margin	11,030	8,950

Engineering and product development	3,664	2,537
Marketing and selling	1,819	1,723
General and administrative	2,258	1,774
Selling, general and administrative expenses	7,741	6,034
Operating income	3,289	2,916

Other income (expense) (a)	155	(114)
Income tax (expense)	(682)	(670)
Segment net income	$2,762	$2,132

Reconciliation of profit
Adjustments and reconciling items
	-	-
Consolidated net income	$2,762	$2,132

(a) Other segment items include interest income (expense) and foreign currency exchange gains/losses

Note 2. Significant Events and Transactions

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provided for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10 million. On October 30, 2025, the subsidiary entered into an amendment to the credit facility, which provided for a three-year extension of the agreement and revised the availability under the $6 million revolving credit facility, if certain conditions are met, to increase the accordion feature for a maximum commitment of $14 million, among other things. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of SOFR plus a range of 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The Company has not utilized funding and there were no borrowings under the RLC agreement as of March 31, 2026, and as of the date of filing this report

Note 3. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	March 31, 2026	December 31, 2025
Finished goods	$5,581	$5,898
Work in process	3,346	3,016
Raw materials	7,471	8,083
	16,398	16,997
Inventory reserve	(1,398)	(1,135)
	$15,000	$15,862

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value.

Note 4. Income Taxes

            The Company's tax provision and the resulting effective tax rate for interim periods is determined based on its estimate annual effective tax rate adjusted for the effect of discrete items arising in that quarter.  The provision for income taxes consists of federal and state taxes in the US, California, Florida, and various other states.

Note 4. Income Taxes (continued)

 For the three months ended March 31, 2026, the Company recorded an income tax expense of $682, resulting in an effective tax rate of 19.8%.  The Company's taxable income is generated in the United States and taxed at a federal and state statutory rate of 27.5%.  Relative to federal and state statutory rate, the effective tax rate for the three months ended March 31, 2026, was reduced by the tax impact of research and development tax credits and stock compensation exercises and vestings.

For the three months ended March 31, 2025, the Company recorded an income tax expense of $670.  The effective tax rate for the three months ended  March 31, 2025, was 24.8%.  Relative to the federal and state statutory rate, the effective tax rate for the three months ended March 31, 2025, was primarily impacted by the tax benefit for research and development tax credits for 2025 as compared to projected income before tax.

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that, except for the capital loss carryforward of approximately $851, it currently does have the ability to generate sufficient taxable income in the necessary period for the deferred tax assets.  Accordingly, the Company recorded an increase in the valuation allowance of $24 as of December 31, 2025.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance amounts related to the deferred tax assets recognized as of March 31, 2026.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future.

The Company's policy is to recognize interest and penalties associated with uncertain tax benefits as part of income tax provision and included accrued interest and penalties with the related income tax liability on the Company's Condensed Consolidated Balance Sheets.  To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statement of Operations, nor has it accrued for or made payments for interest and penalties.  The Company recorded $0 and $1,419 unrecognized tax benefits as of March 31, 2026 and 2025, respectively.

          The Company imports certain materials and products that are subject to U.S. government tariffs and import duties. On February 20, 2026, a US federal court ordered the U.S. government to begin refunding certain tariffs. The Company believes that some of the tariffs it has paid may be eligible for refund; however, the amount and timing of any potential refunds are uncertain. Accordingly, the Company has not recorded, nor plans to record, any benefit related to possible tariff refunds at this time.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net income for basic and diluted earnings per share	$2,762	$2,132
Denominator for basic earnings per share weighted average shares	3,740,728	3,572,576
Effect of dilutive securities:
Options, restricted stock units, and warrants	268,642	320,567
Denominator for diluted earnings per share weighted average shares	4,009,370	3,893,143
Basic earnings per share	$0.74	$0.60
Diluted earnings per share	$0.69	$0.55

Approximately 1,016 stock options and 1,081 restricted stock units for the three months ended March 31, 2026, and approximately 0 stock options and 0 restricted stock units for the three months ended March 31, 2025, were excluded from the calculation because they were anti-dilutive.

Note 6. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $362 for the three months ended March 31, 2026, compared with $118 for the same period last year. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

A summary of activity under the Company’s stock option plans during the three months ended March 31, 2026, is presented below:

	Shares/Options	Weighted Average Exercise Price ($) Per Share	Weighted Average FMV @ Grant ($) Per Share	Weighted Average Fair Value ($) Per Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value ($)
Beginning Outstanding	460,643	27.08	27.08	15.32	7.80	2.0856	21,885
Performance Addition	0.00	-	-	-	0.00	-	-
Awarded	2,500	76.86	76.86	52.66	9.84	3.0023	-
Forfeited	12,480	32.26	32.26	21.00	-	-	561
Expired	0.00	-	-	-	-	-	-
Exercised / Released	3,720	15.62	15.62	8.49	-	-	245
Ending Outstanding	446,943	27.31	27.31	15.43	7.84	2.6869	21,156
Ending Vested	159,946	18.15	18.15	9.15	6.40	-	9,034
Ending UnVested	286,997	32.42	32.42	18.93	8.64	-	12,121
Vested and Expected to Vest	446,943	27.31	27.31	15.43	7.84	-	21,156
Exercisable	159,946	18.15	18.15	9.15	6.40	-	9,034

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $57 and $275 for the three months ended March 31, 2026, and 2025, respectively.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Price per Share
Unvested as of January 1, 2026	41,189	$16.97
Granted	12,009	76.62
Vested and issued	(9,780)	12.27
Cancelled/forfeited	(5,000)	51.65
Unvested as of March 31, 2026	38,418	$32.30

Note 7. Commitments and Contingencies

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

On February 3, 2026, the Company filed a complaint with the United States District Court for the Eastern District of Texas, alleging patent infringement against AT&T Mobility LLC and AT&T Services, Inc. (collectively, “AT&T”) and requesting monetary and injunctive relief. As of the date of filing of this report on Form 10-Q, AT&T has responded to the Company’s complaint and is reviewing resolution alternatives.

Purchase Commitments

As of March 31, 2026, the Company had purchase commitments for inventory totaling approximately $17,636, which are expected to be satisfied in the second quarter 2026.

Significant Customers

The following table summarizes customer concentration of net revenues

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue as a percent of total revenue
United States government agencies	43.0%	10.9%
Customer A	39.0%	23.1%
Customer B	—	11.2%

The following table summarizes customer concentration of receivables

	March 31, 2026	March 31, 2025
Receivables as a percent of total receivables
United States government agencies	7.0%	8.7%
Customer A	60.8%	25.8%
Customer B	—	13.3%

Geopolitical Tensions

 U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine and in the Middle East. Although the length and impact of the ongoing military conflicts are highly unpredictable, the conflict in both of these regions could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Macroeconomic Trends

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the business. Additionally, these macroeconomic trends could adversely affect the Company’s customers, which could impact their willingness to spend on the Company’s products and services, or their ability to make payments, which could harm the collection of accounts receivable and financial results. The world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company’s ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments.

Note 8. Leases

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has an expiration date of June 30, 2027. The lease terms include an option to extend the lease agreement for an additional five (5) year term commencing July 1, 2027 and terminating at midnight June 30, 2032.  Annual rental, maintenance, and tax expenses for the facility are approximately $610. In February 2026, we entered into a new lease relating to this property, pursuant to which we will lease approximately 31,500 square feet (not in thousands) of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease will commence in February 2027, has a term of 125 months, and includes two five-year renewal options.

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

Lease costs consisted of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$158	$136
Variable lease cost	34	33
Total lease cost	$192	$169

Note 8. Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$166	$155
Operating cash flows (liability reduction)	$146	$139

ROU assets obtained in exchange for lease obligations:
Operating leases	$875	$—

Other information related to operating leases was as follows:

March 31, 2026
Weighted average remaining lease term (in years)	3.41
Weighted average discount rate	5.50%

Maturity of lease liabilities as of March 31, 2026, were as follows:

March 31, 2026
Remaining nine months of 2026	$503
2027	439
2028	200
2029	202
2030	206
2031	33
Total payments	1,583
Less: imputed interest	(140)
Total present value of lease liabilities	$1,443

9. Subsequent Events

The Company has evaluated subsequent events through May 14, 2026, the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company determined that no material subsequent events occurred that require recognition or disclosure in these condensed consolidated financial statements.

.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, including any information incorporated by reference in this report, therefore, contains statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including the statements about our plans, objectives, expectations and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "should," "will," "anticipate," "believe," "plan," "estimate," "project," "expect," "intend," "seek," "are encouraged" and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others. Forward-looking statements include, but are not limited to, the following: changes or advances in technology; the success of our Solutions and Radio product groups and the products offered thereunder; successful introduction of new products and technologies, including our ability to successfully develop and sell our current and anticipated Solutions products, and our new multiband radio product and other related products in the BKR Series product line; competition in the LMR industry; general economic and business conditions, including the impact of high inflation, fluctuating interest rates, tariffs and other trade barriers and restrictions, potential tariff refunds, labor and supply shortages and disruptions, federal, state and local government budget deficits and spending limitations, any impact from a prolonged shutdown of the U.S. Government, the effects of natural disasters, changes in climate, severe weather events, geopolitical conflicts and other events, acts of war or terrorism, global health crises and other catastrophic events, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments, including a potential U.S. or global downturn or recession; the availability, terms and deployment of capital; reliance on contract manufacturers and suppliers; risks associated with fixed‐price contracts; heavy reliance on sales to agencies of the U.S. Government and our ability to comply with the requirements of contracts, laws and regulations related to such sales; allocations by government agencies among multiple approved suppliers under existing agreements; our ability to comply with U.S. tax laws and utilize deferred tax assets; our ability to attract and retain executive officers, skilled workers and key personnel; our ability to manage our growth; our ability to identify potential candidates for, and to consummate, acquisition, disposition or investment transactions; impact of our capital allocation strategy; risks related to maintaining our brand and reputation; impact of government regulation; impact of rising health care costs; our business with manufacturers located in other countries, including the effects of changes in the U.S. Government and foreign governments' trade and tariff policies, such as recent increases in tariffs by the U.S. and the imposition of increased tariffs and other trade barriers and retaliatory measures by foreign governments; our inventory and debt levels; our ability to comply with the terms, including financial covenants, of our outstanding debt, including fluctuating interest rates; protection of our intellectual property rights; fluctuation in our operating results and stock price; any infringement claims; data security breaches, cyber-attacks and other factors impacting our technology systems or third-party information technology systems upon which we rely; widespread outages, interruptions or other failures of operational, communication, or other systems; availability of adequate insurance coverage; environmental, social and governance matters; maintenance of our NYSE American listing; risks related to being a holding company; our ability to maintain effective internal control over financial reporting; and the effect on our stock price and ability to raise capital through future sales of shares of our common stock or otherwise.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in "Part I-Item lA. Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Reported dollar amounts in the management’s discussion and analysis (“MD&A”) section of this report are disclosed in millions or as whole dollar amounts.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the MD&A, consolidated financial statements, and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026.

Executive Summary

BK Technologies Corporation (NYSE American: BKTI) (together with its wholly owned subsidiaries, "BK," the "Company," ''we" or ''us") is a holding company that, through BK Technologies, Inc., its operating subsidiary, provides public safety grade communications products and services designed to make first responders safer and more efficient. All operating activities described herein are undertaken by our operating subsidiary.

In business for over 70 years, BK operates one business segment through its operating subsidiary, BK Technologies, Inc. BK has two product groups within the segment: LMR Radio and Solutions.

The Radio product group designs, manufactures and markets wireless communications products and related accessories consisting of two-way land mobile radios ("LMRs"). Two-way LMRs can be radios that are hand-held (portable) or installed in vehicles (mobile).

Generally, BK Technologies-branded products serve government markets, including, but not limited to, emergency response, public safety, homeland security and military customers of federal, state and municipal government agencies, as well as various industrial and commercial enterprises. We believe that our products and solutions provide superior value by offering high specification, ruggedized, durable, reliable, feature rich, Project 25 ("P25") compliant radio products at a lower cost relative to comparable offerings.

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

The Company continues to monitor the impacts of various macroeconomic trends, such as inflationary pressure, changes in monetary policy, decreasing consumer confidence and spending, the introduction of or changes in tariffs or trade barriers, supply chain and labor disruptions, materials shortages, political and social unrest, geopolitical conflicts, and global or local recession. Such changes in domestic and global macroeconomic conditions may lead to increased costs for the business. Additionally, these macroeconomic trends could adversely affect the Company's customers, which could impact their willingness to spend on the Company's products and services, or their ability to make payments, which could harm the collection of accounts receivable and financial results. The world's financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or recession, foreign currency fluctuations and volatility in the valuations of securities generally. As a result, the Company's ability to access capital markets and other funding sources in the future may not be available on commercially reasonable terms, if at all. The rapid development and fluidity of these situations precludes any prediction as to the ultimate impact they will have on the Company's business, financial condition, results of operation and cash flows, which will depend largely on future development.

Customer demand and orders for our products were strong during fiscal year  2025 and continued during the first  three months of   2026. Our backlog of unshipped customer orders was approximately $8.7 million and $14.2 million as of  March 31, 2026, and  December 31, 2025, respectively. Changes in the backlog were attributed primarily to the timing of orders and their fulfillment.

For the three months ended March 31, 2026, sales increased approximately 11.8% to approximately $21.3 million, compared with $19.1 million for the same period of fiscal year 2025. The increase was attributed primarily to the shipments of BKR series radio product and accessories sales. Gross profit margins as a percentage of sales for the three months ended March 31, 2026, were 51.8%, compared with 47.0% for the comparative fiscal year 2025 quarter, generally reflecting radio product and accessories sales mix. Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2026, totaled approximately $7.7 million (36.4% of sales), compared with $6.0 million (31.7% of sales) in the same period of fiscal year 2025. We recognized operating income for the three months ended March 31, 2026, of approximately $3.3 million, compared with operating income of approximately $2.9 million for the same period of fiscal year 2025.

For the three months ended March 31, 2026, we recognized other income, net totaling approximately $155,000. This compares with other expenses, net totaling $114,000 for the same period of fiscal year 2025.

For the three months ended March 31, 2026, the pretax income totaled approximately $3.4 million, compared with pretax income of approximately $2.8 million for same period of fiscal year 2025.

We recognized tax expense of $0.7 million for the three-month period ended March 31, 2026, and approximately $0.7 million for the same period of fiscal year 2025.

Net income for the three months ended March 31, 2026, totaled approximately $2.8 million ($0.74 per basic and $0.69 per diluted share), compared with a net income of approximately $2.1 million ($0.60 per basic and $0.55 per diluted share) for the same period last year. The primary factors for the improvement for the three months ended March 31, 2026, compared to the same period of fiscal year 2025, were radio product unit sales growth and increases in BKR9000 multi-band product sales mix.

As of March 31, 2026, working capital totaled approximately $41.4 million, of which $36.1 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $37.3 million at 2025 year-end, which included $30.0 million of cash, cash equivalents, and trade receivables.

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

First Quarter and Three Months Summary

Customer demand and new orders for our products was $17.3 million during the three months ended March 31, 2026, compared to $16.8 million for the same period of fiscal year 2025.  The increase in new orders for the three months ended March 31, 2026, compared to the same period last year was primarily due to higher state agency orders in the first three months of 2026.

For the first quarter of 2026, sales increased 11.8% to approximately $21.3 million, compared with approximately $19.1 million of sales for the first quarter of fiscal year 2025.  Gross profit margin as a percentage of sales for the first quarter of 2026 was approximately 51.8%, compared with 47.0% for the same period of fiscal year 2025, generally reflecting BKR radio product and accessories sales mix compared to the first quarter of fiscal year 2025. Selling, general, and administrative (“SG&A”) expenses for the first quarter of 2026 totaled approximately $7.7 million, which was 28.3% higher than the SG&A expenses of approximately $6.0 million for the first quarter of fiscal year 2025. The increase in SG&A expenses was attributed primarily due to software and new product development costs. These factors yielded operating income of approximately $3.3 million for the three-month period ended March 31, 2026, compared with operating income of approximately $2.9 million for the same period of fiscal year 2025.

For the first quarter of 2026, we recognized other net income of approximately $155,000 on interest income on our cash investments and other expenses, compared to approximately $114,000 other expense, primarily related to other expenses for the same period of fiscal year 2025.

Net income for the three months ended March 31, 2026, was approximately $2.8 million ($0.74 per basic and $0.69 per diluted share), compared with net income of approximately $2.1 million ($0.60 per basic and $0.55 per diluted share) for the same quarter last year.  The primary factors for the improvement for the three-month period ended March 31, 2026, compared to the same period of fiscal year 2025, were radio product unit sales growth and increases in BKR9000 multi-band product sales mix.

As of March 31, 2026, working capital totaled approximately $41.4 million, of which approximately $36.1 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2025, working capital totaled approximately $37.3 million, of which approximately $30.0 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales
	Three Months Ended
	March 31,	March 31,
	2026	2025
Sales	100.0%	100.0%
Cost of products	(48.2)	(53.0)
Gross margin	51.8	47.0
Selling, general and administrative expenses	(36.4)	(31.7)
Other income (expense)	0.7	(0.6)
Income before income taxes	16.2	14.7
Income tax (expense)	(3.2)	(3.5)
Net income	13.0%	11.2%

(1) Amounts may not foot due to rounding.

Net Sales

For the first quarter ended March 31, 2026, net sales increased 11.8% to approximately $21.3 million, compared with approximately $19.1 million for the same quarter of fiscal year 2025.

Sales for the first quarter ended March 31, 2026, were attributed primarily to state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the first quarter ended March 31, 2026, was our BKR series radios and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023.

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

While the potential impacts of the current administration's tariff policies, material shortages, lead-times, high inflation and ongoing geopolitical conflicts in the Middle East, Ukraine and other geopolitical events remain uncertain in the coming months and quarters, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations and financial results.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the first quarter ended March 31, 2026, were approximately 51.8% compared with 47.0% for the same quarter of fiscal year 2025. Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes and pricing. The increase in gross profit margins for the three-months ended March 31, 2026, compared to the same period of fiscal year 2025, generally reflect radio product and accessories sales mix.

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

SG&A expenses for the quarter ended March 31, 2026, totaled approximately $7.7 million (36.4% of sales), compared with approximately $6.0 million (31.7% of sales) for the same quarter of fiscal year 2025.

Engineering and product development expenses for the first quarter of 2026 totaled approximately $3.7 million (17.2% of sales), compared with approximately $2.5 million (13.3% of sales) for the same quarter of fiscal year 2025.  The increase in engineering expenses was attributed primarily to development costs for the BKR multi-band mobile radio product and restricted stock unit issuance costs described in Note 6 (Non-Cash Share-Based Employee Compensation) to the condensed consolidated financial statements included in this report. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages, including the impact of tariffs and certain component lead times in coming months and quarters.

Marketing and selling expenses for the first quarter of 2026 totaled approximately $1.8 million (8.5% of sales), compared with approximately $1.7 million (9.1% of sales) for the first quarter of fiscal year 2025.  The increase in marketing and selling expenses for the three months ended March 31, 2026 was attributed primarily to additional salespeople and increased trade show participation.

Other general and administrative expenses for the first quarter of 2026 totaled approximately $2.3 million (10.6% of sales), compared with approximately $1.8 million (9.3% of sales) for the same period of fiscal year 2025.  The increase in other general and administrative expenses for the three months ended March 31, 2026, was attributed primarily to non-cash stock compensation and the non-recurring nature of certain corporate consulting expenses compared to the three months ended March 31, 2025.

Operating Income

Operating income for the quarter ended March 31, 2026, totaled approximately $3.3 million (15.4% of sales), compared with operating income of approximately $2.9 million (15.3% of sales) for the same period of fiscal year 2025.  The operating income improvement for the three months ended March 31, 2026, compared to the same period last year, was attributed to sales growth and higher gross profit margins related to improved product sales mix.

Other Income (Expense)

We recorded net interest income of approximately $169,000 for the quarter ended March 31, 2026, compared with approximately $3,000 net interest income for the first quarter of fiscal year 2025.

Income Taxes

We recorded approximately $682,000 and $670,000 tax expense for the three months ended March 31, 2026, and 2025, respectively.

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

As of March 31, 2026, our net deferred tax assets totaled approximately $4.9 million and were primarily derived from capitalized software and systems integration costs and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $851,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of March 31, 2026.

Liquidity and Capital Resources

For the three months ended March 31, 2026, net cash provided by operating activities totaled approximately $6.8 million, compared with cash provided by operating activities of approximately $2.5 million for the same fiscal year period of 2025. Cash provided by operating activities for the three months ended March 31, 2026, was primarily related to net income of $2.8 million, an increase of $1.8 million in accounts payable, a decrease of $0.6 million in inventories, an increase of $0.5 million in deferred revenues, partially offset by a decrease of $0.4 million in accrued compensation and related taxes and a decrease of $0.4 million in prepaid expenses and other current assets.

For the first three months of 2026, we had net income of approximately $2.8 million, compared with a net income of approximately $2.1 million for the same period of fiscal year 2025. Accounts receivable decreased approximately $0.1 million during the three months ended March 31, 2026, compared with an increase of approximately $2.8 million for the same period of fiscal year 2025, primarily due to the timing of customer collections in the first three months of fiscal year 2026 and 2025. Inventories decreased during the three months ended March 31, 2026, by approximately $0.6 million compared to a decrease of approximately $1.4 million for the same period of fiscal year 2025.  The decrease in inventories during the three months ended March 31, 2026 was primarily attributed to a decrease in finished goods somewhat offset by an increase in work in process materials.   Accounts payable for the three months ended March 31, 2026, increased approximately $1.8 million, compared with an increase of approximately $0.8 million for the same period of fiscal year 2025, primarily due to the increased purchases of finished goods during the quarter ended March 31, 2026.  Accrued other expenses increased during the first three months of 2026 by approximately $0.3 million compared with an increase of $0.8 million for the same period of fiscal year 2025. Depreciation and amortization totaled approximately $0.7 million for the three months ended March 31, 2026, compared with approximately $0.4 million for the same period of fiscal year 2025. Depreciation and amortization are primarily related to manufacturing and engineering equipment.

Cash used in investing activities for the three months ended March 31, 2026, totaled approximately $0.5 million, compared with approximately $0.7 million for the same period of fiscal year 2025. The cash used for the three-month period ended March 31, 2026, was attributed primarily to purchases of engineering equipment and tooling, compared to cash used for the three-month period ended March 31, 2025, which was also primarily attributed to capitalized software and system implementation costs and the purchase of engineering and manufacturing related equipment.

For the three months ended March 31, 2026, approximately $166,000 was used in financing activities, primarily attributable to the repurchase of common stock, compared with cash provided by financing activities of approximately $13,000 for the same period of fiscal year 2025.

Our cash and cash equivalents balance on March 31, 2026, was approximately $29.0 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third credit agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, the impacts of tariffs, and other force majeure events, could result in volatility in the financial and capital markets and could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment with Fifth Third Bank, National Association (“Fifth Third”) which was amended on October 30, 2025 (as amended, the “RLC”). The Fifth Third RLC provides for a revolving line of credit with a maximum commitment of $6.0 million, with an accordion feature, if certain conditions are met, for up to an additional $8.0 million of borrowing capacity, totaling a maximum commitment of $14.0 million. The RLC will mature on October 30, 2028. Each advance shall accrue interest on the outstanding principal amount thereof at a range of SOFR plus 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The Company has not utilized funding and there were no borrowings under the RLC agreement as of March 31, 2026, and as of the date of filing this report.

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

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, “ Intangibles – Goodwill and Other,” under which certain LMR multi-band radio software and systems integration costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.  The Company began amortization of the multi-band mobile radio development costs for a period of 32 months, beginning on January 1, 2026.

There were no other changes to our critical accounting policies during the three months ended March 31, 2026.

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

 Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of our business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending on the size of loss or our income for that particular period.

On February 3, 2026, the Company filed a complaint with the United States District Court for the Eastern District of Texas, alleging patent infringement against AT&T Mobility LLC and AT&T Services, Inc. ( collectively, "AT&T") and requesting monetary and injunctive relief. As of the date of filing of this report on Form 10-Q, AT&T has responded to the Company's complaint and is reviewing resolution alternatives.

Item 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026. The Risk Factors set forth in the 2025 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2025 Form 10-K could materially adversely affect our business, financial condition, or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5.0 million of its common shares. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the first quarter of 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

January 1–31, 2026	—	—	—	$3,751,601
February 1–28, 2026	—	—	—	$3,751,601
March 1–31, 2026	3,082	72.29	22,217	$3,528,714

Quarter Ended March 31, 2026	3,082	$72.29	22,217	$3,528,714

Item 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: May 14, 2026	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: May 14, 2026	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)