Form 10-Q
period 2026-06-30
BK Technologies Corp
filed 2026-08-13
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 3,769,389 shares of common stock, $0.60 par value, of the registrant outstanding as of August 6, 2026.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,917	$22,788
Trade accounts receivable, net	12,194	7,221
Inventories, net	15,087	15,862
Prepaid expenses and other current assets	3,292	3,099
Total current assets	60,490	48,970

Property, plant and equipment, net	4,082	4,170
Operating lease right-of-use (ROU) assets	1,237	1,502
Deferred tax assets, net	4,512	5,230
Capitalized software and systems integration costs, net	2,777	3,417
Other assets	582	471
Total assets	$73,680	$63,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,984	$4,781
Accrued compensation and related taxes	1,935	2,423
Accrued warranty expense	673	760
Accrued other expenses and other current liabilities	416	335
Short-term operating lease liabilities	626	610
Deferred revenue	2,765	2,728
Total current liabilities	14,399	11,637

Long-term operating lease liabilities	670	965
Deferred revenue, net of current portion	6,661	6,460
Total liabilities	21,730	19,062

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 4,125,236 and 4,092,056 issued, and 3,768,151 and 3,733,733 outstanding shares as of June 30, 2026 and December 31, 2025, respectively	2,475	2,455
Additional paid-in capital	53,238	51,803
Retained earnings (accumulated deficit)	3,616	(2,314)
Treasury stock, at cost, 357,085 shares as of June 30, 2026, and 358,323 shares as of December 31, 2025	(7,379)	(7,246)
Total stockholders’ equity	51,950	44,698
Total liabilities and stockholders’ equity	$73,680	$63,760

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Sales, net	$23,414	$21,165	$44,707	$40,219

Cost of products	11,271	11,130	21,535	21,234
Gross margin	12,143	10,035	23,172	18,985

Selling, general and administrative expenses:
Engineering and product development	3,957	2,306	7,621	5,033
Marketing and selling	1,857	1,941	3,675	3,781
General and administrative	2,500	1,791	4,758	3,258
Total selling, general and administrative expenses	8,314	6,038	16,054	12,072

Operating income	3,829	3,997	7,118	6,913

Other income (expense):
Interest income	205	39	374	42
Gain on disposal of property, plant and equipment	12	—	12	—
Other expense	(43)	(20)	(57)	(137)
Total other income (expense), net	174	19	329	(95)

Income before income taxes	4,003	4,016	7,447	6,818

Provision for income tax expense	(835)	(275)	(1,517)	(945)

Net income	$3,168	$3,741	5,930	5,873

Earnings per share-basic:	$0.84	$1.03	$1.57	$1.63
Earnings per share-diluted:	$0.79	$0.96	$1.47	$1.51
Weighted average shares outstanding-basic	3,751,175	3,646,503	3,766,775	3,609,744
Weighted average shares outstanding-diluted	4,023,206	3,893,373	4,037,051	3,893,462

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK Technologies Corporation

Condensed Consolidated Statements of Changes in Equity

(In thousands, except share and per share data) (Unaudited)

	Common	Common	Additional	Retained Earnings
	Stock	Stock	Paid-In	(Accumulated	Treasury
	Shares	Amount	Capital	Deficit)	Stock	Total
Balance at December 31, 2025	4,092,056	$2,455	$51,803	$(2,314)	$(7,246)	$44,698
Common stock issued under restricted stock units	9,780	6	(6)	—	—	—
Stock option exercises	3,720	2	55	—	—	57
Share-based compensation expense-stock options	—	—	362	—	—	362
Share-based compensation expense-restricted stock units	—	—	57	—	—	57
Repurchase of common stock	—	—	—	—	(223)	(223)
Net income	—	—	—	2,762	—	2,762
Balance at March 31, 2026	4,105,556	2,463	52,271	448	(7,469)	47,713
Common stock issued under restricted stock units and warrants	860	1	(1)	—	—	—
Stock option exercises	18,820	11	456	—	—	467
Share-based compensation expense-stock options	—	—	405	—	—	405
Share-based compensation expense-restricted stock units	—	—	107	—	—	107
Issuance of common stock under employee purchase plan	—	—	—	—	90	90
Net income	—	—	—	3,168	—	3,168
Balance at June 30, 2026	4,125,236	2,475	53,238	3,616	(7,379)	51,950

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2024	3,913,959	$2,348	$49,386	$(15,850)	$(6,053)	$29,831
Common stock issued under restricted stock units	13,764	7	(7)	—	—	—
Stock option exercises	1,148	1	12	—	—	13
Share-based compensation expense-stock options	—	—	118	—	—	118
Share-based compensation expense-restricted stock units	—	—	275	—	—	275
Net income	—	—	—	2,132	—	2,132
Balance at March 31, 2025	3,928,871	2,356	49,784	(13,718)	(6,053)	32,369
Common stock issued under restricted stock units	2,156	1	(1)	—	—	—
Common stock issued-stock options	14,465	10	218	—	—	228
Common stock issued - exercised warrants	89,764	54	(54)	—	—	—
Share-based compensation expense-stock options	—	—	126	—	—	126
Share-based compensation expense-restricted stock units	—	—	299	—	—	299
Net income	—	—	—	3,741	—	3,741
Balance at June 30, 2025	4,035,256	2,421	50,372	(9,977)	(6,053)	36,763

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Operating activities
Net income	$5,930	$5,873
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	38	—
Inventories allowances	507	150
Deferred taxes expense (benefit)	718	(655)
Gain on disposal of property, plant and equipment	(12)	—
Depreciation and amortization	1,463	867
Share-based compensation expense-stock options	767	244
Share-based compensation expense-restricted stock units	164	574
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,011)	(4,193)
Inventories	268	319
Prepaid expenses and other current assets	(193)	610
Other assets	(111)	(24)
Operating lease ROU assets and lease liabilities	(14)	(38)
Accounts payable	3,203	3,508
Long-term uncertain tax position liability	—	1,419
Accrued compensation and related taxes	(488)	(587)
Accrued warranty expense	(87)	(87)
Deferred revenue	238	(634)
Accrued other expenses and other current liabilities	81	(1,344)
Net cash provided by operating activities	7,461	6,002

Investing activities
Purchases of property, plant, and equipment	(735)	(519)
Proceeds from disposal of property, equipment and plant	12	—
Capitalized software and systems integration costs	—	(946)
Net cash used in investing activities	(723)	(1,465)

Financing activities
Proceeds from exercise of common stock options	524	241
Repurchase of common stock	(133)	—
Net cash provided by financing activities	391	241

Net change in cash and cash equivalents	7,129	4,778
Cash and cash equivalents, beginning of period	22,788	7,075
Cash and cash equivalents, end of period	$29,917	$11,853

Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$1,587	$2,451
Non-cash financing activity
Common stock issued under restricted stock units	$131	$148
Cashless exercise of stock options, warrants and related conversion of net shares to stockholders' equity	$1	$138

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2026 and 2025

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations for the three and six months ended June 30, 2026, and 2025, the condensed consolidated statement of changes in stockholders' equity for the three and six months ended June 30, 2026, and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026, and 2025, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026. The results of operations for the three and six months ended June 30, 2026, and 2025, are not necessarily indicative of the operating results for a full year.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, as compared to those disclosed in the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and other liabilities. As of June 30, 2026, and December 31, 2025, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

Recent  Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have a material impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update to improve income statement expenses disclosures. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of ASU 2024-03 to have a material effect on its condensed consolidated financial statements.

Segment Reporting Disclosures

The Company has one reportable segment - Land Mobile Radio (LMR) Products and Solutions.

The LMR segment provides radio devices that are hand-held (portable) or installed in vehicles (mobile) and operate on private radio systems that are Project 25 ("P25") compliant. The Company derives revenue primarily in North America and manages its business activities on a consolidated basis.

The LMR radio products are used by public safety agencies of the federal government, state and local municipality agencies on their P25 compliant radio systems. The radio systems operate on frequencies managed by the Federal Communications Commission ("FCC"). The Company’s chief operating decision maker ("CODM") is the senior executive committee that includes the chief executive officer, chief financial officer, and the chief technology officer.

The accounting policies of the LMR segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the LMR segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses operating income and net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the LMR segment or into other parts of the entity, the development of public safety applications utilizing cellular technology or for acquisitions. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The table below summarizes the significant categories regularly reviewed by the CODM for the three and six months ended June 30, 2026, and 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Sales, net	$23,414	$21,165	$44,707	$40,219
Cost of products	11,271	11,130	21,535	21,234
Gross margin	12,143	10,035	23,172	18,985

Engineering and product development	3,957	2,306	7,621	5,033
Marketing and selling	1,857	1,941	3,675	3,781
General and administrative	2,500	1,791	4,758	3,258
Selling, general and administrative expenses	8,314	6,038	16,054	12,072
Operating income	3,829	3,997	7,118	6,913

Other income (expense) (a)	174	19	329	(95)
Income tax (expense)	(835)	(275)	(1,517)	(945)
Segment net income	$3,168	$3,741	$5,930	$5,873

(a) Other segment items include interest income (expense) and foreign currency exchange gains/losses.

Note 2. Significant Events and Transactions

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provided for a one-year revolving line of credit with a maximum commitment of $6 million, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10 million. On October 30, 2025, the subsidiary entered into an amendment to the credit facility, which provided for a three-year extension of the agreement and revised the availability under the $6 million revolving credit facility, if certain conditions are met, to increase the accordion feature for a maximum commitment of $14 million, among other things. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of Secured Overnight Financing Rate ("SOFR") plus a range of 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty, and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The Company has not utilized funding and there were no borrowings under the revolving line of credit agreement as of June 30, 2026, and as of the date of filing this report.

Note 3. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	June 30, 2026	December 31, 2025
Finished goods	$6,041	$5,898
Work in process	3,047	3,016
Raw materials	7,575	8,083
	16,663	16,997
Inventory reserve	(1,576)	(1,135)
	$15,087	$15,862

Allowances for slow-moving, excess, or obsolete inventory are used to state the Company’s inventories at the lower of cost or net realizable value.

Note 4. Income Taxes

The Company's tax provision and the resulting effective tax rate for interim periods is determined based on its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.  The provision for income taxes consists of federal and state taxes in the US, California, Florida, and various other states.

 For the three and six months ended June 30, 2026, the Company recorded an income tax expense of $835 and $1,517, respectively, resulting in an effective tax rate of 20.86% and 20.37%.  The Company's taxable income is generated in the United States and taxed at a federal and state statutory rate of 27.52%.  Relative to federal and state statutory rate, the effective tax rate for the six months ended June 30, 2026, was reduced by the tax impact of research and development tax credits and stock compensation exercises and vestings.

For the three and six months ended June 30, 2025, the Company recorded an income tax expense of $275 and $945, respectively.  The effective tax rate for the three and six months ended June 30, 2025, was 6.85% and 13.86%.  Relative to the federal and states statutory rate, the effective tax rate for the six months ended June 30, 2025, was primarily impacted by the tax benefit for research and development tax credits for 2025 as compared to projected income before tax.

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that, except for the capital loss carryforward of approximately $851, it currently does have the ability to generate sufficient taxable income in the necessary period to utilize the benefits for the deferred tax assets.  Accordingly, for the three- and six-month periods ending on  June 30, 2026, the Company recorded no change in the valuation allowance.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax assets may be deemed appropriate in the future.  If the Company incurs future losses, it may be necessary to record additional valuation allowance amounts related to the deferred tax assets recognized as of June 30, 2026.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future.

The Company's policy is to recognize interest and penalties associated with uncertain tax benefits as part of income tax provision and included accrued interest and penalties with the related income tax liability on the Company's Condensed Consolidated Balance Sheets.  To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statement of Operations, nor has it accrued for or made payments for interest and penalties.  The Company recorded $0 and $1,419 unrecognized tax benefits as of June 30, 2026 and June 30, 2025, respectively.  Following the completion of an updated analysis during 2025, management concluded that the Company's R&D tax credit position is adequately supported and meets the recognition criteria under ASC 740.  Accordingly, the entire uncertain tax position reserve was released during 2025.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S.  The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions.  The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.  Under OBBBA, the Company is permitted to claim 100% bonus depreciation and fully deduct domestic research expenditures under Section 174A.  These provisions accelerate tax deductions but do not create permanent tax differences; therefore, the impact is timing related only and does not materially affect the Company's financial statements.

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

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income for basic and diluted earnings per share	$3,168	$3,741	$5,930	$5,873
Denominator for basic earnings per share weighted average shares	3,751,175	3,646,503	3,766,775	3,609,744
Effect of dilutive securities:
Options, restricted stock units, and warrants	272,031	246,870	270,276	283,718
Denominator for diluted earnings per share weighted average shares	4,023,206	3,893,373	4,037,051	3,893,462
Basic earnings per share	$0.84	$1.03	$1.57	$1.63
Diluted earnings per share	$0.79	$0.96	$1.47	$1.51

         Approximately 3,213 stock options and 1,298 restricted stock units for the three and six months ended June 30, 2026, and approximately 168,579 stock options and 5,739 restricted stock units for the three and six months ended June 30, 2025, were excluded from the calculation because they were anti-dilutive.

Note 6. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $405 and $767 for the three and six months ended June 30, 2026, compared with $126 and $244 for the same periods last year.  As of June 30, 2026, total unrecognized non-cash share-based employee compensation remaining to be recognized in future periods totaled $4,953. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

A summary of activity under the Company’s stock option plans during the six months ended June 30, 2026, is presented below:

	Shares/Options	Weighted Average Exercise Price ($) Per Share	Weighted Average FMV @ Grant ($) Per Share	Weighted Average Fair Value ($) Per Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value ($)
Beginning Outstanding	460,643	27.08	24.28	15.41	7.80	2.0856	21,885
Awarded	8,983	79.77	79.77	54.36	9.80	2.9492	-
Forfeited	(12,480)	32.26	31.57	21.00	-	-	(561)
Expired	(1,000)	25.50	-	6.87	-	-	(71)
Exercised / Released	(22,680)	16.59	7.46	7.34	-	-	1,497
Ending Outstanding	433,466	28.57	26.16	16.50	7.75	2.5039	24,888
Ending Vested	146,466	18.38	11.98	9.59	6.40	-	9,901
Ending Unvested	287,000	33.78	33.40	20.03	8.44	-	14,987
Vested and Expected to Vest	433,466	28.57	26.16	16.50	7.75	-	24,888
Exercisable	146,466	18.38	11.98	9.59	6.40	-	9,901

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $107 and $164 for the three and six months ended June 30, 2026, compared with $299 and $574 for the same periods last year.  As of  June 30, 2026, total unrecognized non-cash restricted stock unit compensation remaining to be recognized in future periods totaled $962.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Price per Share
Unvested as of January 1, 2026	41,189	$17.46
Granted	12,209	76.79
Vested and issued	(10,593)	12.33
Cancelled/forfeited	(5,000)	51.65
Unvested as of June 30, 2026	37,805	$33.53

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

Purchase Commitments

As of June 30, 2026, the Company had purchase commitments for inventory totaling approximately $14,600, which are expected to be satisfied in the third quarter 2026.

Significant Customers

The following table summarizes customer concentration of net revenues

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue as a percent of total revenue
United States government agencies	26.9%	29.7%	34.5%	11.5%
Customer A	14.3%	15.8%	—	15.8%
Customer B	—	10.3%	—	10.8%

The following table summarizes customer concentration of receivables:

	June 30, 2026	June 30, 2025
Receivables as a percent of total receivables
United States government agencies	26.5%	2.0%
Customer A	17.8%	18.9%
Customer B	10.8%	14.2%

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

Lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$158	$136	$317	$272
Variable lease cost	34	33	67	67
Total lease cost	$192	$169	$384	$339

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$166	$155	$332	$310
Operating cash flows (liability reduction)	$147	$139	$294	$280

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$875	$—

Other information related to operating leases was as follows:

June 30, 2026
Weighted average remaining lease term (in years)	3.31
Weighted average discount rate	5.50%

Maturity of lease liabilities as of June 30, 2026, were as follows:

June 30, 2026
Remaining six months of 2026	$338
2027	439
2028	200
2029	202
2030	206
2031	33
Total payments	1,418
Less: imputed interest	(122)
Total present value of lease liabilities	$1,296

Note 9. Subsequent Events

The Company has evaluated subsequent events through August 13, 2026, the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company determined that no material subsequent events occurred that require recognition or disclosure in these condensed consolidated financial statements.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in "Part I-Item 1A. Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our subsequent filings with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection to refund certain tariffs collected under IEEPA.  The Company identified certain potential refunds of previously paid tariffs in accordance with the ruling by the CIT and has estimated the total potential recovery to be approximately $0.6 million, which recovery remained subject to administrative review and final liquidation of the underlying customs entries by U.S. Customs and Border Protection. These potential refunds represent gain contingencies under ASC 450-30 and have not been recognized in the financial statements for the three months ended June 30, 2026, as uncertainties remain regarding government approval and appeals and final liquidation amounts. The Company will continue to monitor developments and recognize refunds when realized or realizable, however, no assurance can be given that the Company will recoup any IEEPA tariff refunds

Customer demand and orders for our products were strong during fiscal year 2025 and continued during the first six months of  2026.  Customer demand and new orders for our products was $18.4 million during the three months ended June 30, 2026, compared to $18.3 million for the same period of fiscal year 2025.  Our backlog of unshipped customer orders was approximately $3.2 million and $14.2 million as of  June 30, 2026, and December 31, 2025, respectively. Changes in the backlog were attributed primarily to the timing of orders and their fulfillment. The timing of orders from certain federal and state agency customers, can have a significant impact on the backlog reported during any specific quarterly period.

For the three months ended June 30, 2026, sales increased approximately 10.6% to approximately $23.4 million, compared with $21.2 million for the same period of fiscal year 2025. The increase was attributed primarily to the shipments of BKR series radio product and accessories sales. Gross profit margins as a percentage of sales for the three months ended June 30, 2026, were 51.9%, compared with 47.4% for the comparative fiscal year 2025 quarter, generally reflecting radio product and accessories sales mix. Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2026, totaled approximately $8.3 million (35.5% of sales), compared with $6.0 million (28.5% of sales) in the same period of fiscal year 2025. We recognized operating income for the three months ended June 30, 2026, of approximately $3.8 million, compared with operating income of approximately $4.0 million for the same period of fiscal year 2025.

For the three months ended June 30, 2026, and 2025, we recognized other income, net totaling approximately $174,000 and $19,000, respectively.

For the three months ended June 30, 2026, the pretax income totaled approximately $4.0 million, compared with pretax income of approximately $4.0 million for same period of fiscal year 2025.

We recognized tax expense of $0.8 million for the three-month period ended June 30, 2026, and approximately $0.3 million for the same period of fiscal year 2025.

Net income for the three months ended June 30, 2026, totaled approximately $3.2 million ($0.84 per basic and $0.79 per diluted share), compared with a net income of approximately $3.7 million ($1.03 per basic and $0.96 per diluted share) for the same period last year. The primary factor for the decrease for the three months ended June 30, 2026, compared to the same period of fiscal year 2025, is primarily related to federal and state estimated tax expense.

As of June 30, 2026, working capital totaled approximately $46.1 million, of which $42.1 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $37.3 million at 2025 year-end, which included $30.0 million of cash, cash equivalents, and trade receivables.

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

Second Quarter and Six Months Summary

Customer demand and new orders for our products was $18.4 million during the three months ended June 30, 2026, compared to $18.3 million for the same period of fiscal year 2025.

For the second quarter of 2026, sales increased 10.6% to approximately $23.4 million, compared with approximately $21.2 million of sales for the second quarter of fiscal year 2025.  Sales for the six months ended June 30, 2026, totaled approximately $44.7 million, an increase of 11.2% compared with approximately $40.2 million for the same period last year.  Gross profit margin as a percentage of sales for the second quarter of 2026 was approximately 51.9%, compared with 47.4% for the same period of fiscal year 2025, generally reflecting BKR radio product and accessories sales mix compared to the second quarter of fiscal year 2025. Gross profit margin as a percentage of sales for the six months ended June 30, 2026 was approximately 51.8%, compared with approximately 47.2% for the same period last year.  Selling, general, and administrative (“SG&A”) expenses for the second quarter of 2026 totaled approximately $8.3 million, which was 37.7% higher than the SG&A expenses of approximately $6.0 million for the second quarter of fiscal year 2025. The increase in SG&A expenses was attributed primarily due to software, new product development costs and legal expenses.  Selling, general, and administrative expenses for the first six months of 2026 totaled approximately $16.1 million, which was 33.0% higher than the SG&A expenses of approximately $12.1 million for the same period of fiscal year 2025.  These factors yielded operating income of approximately $3.8 million for the three-month period ended June 30, 2026, compared with operating income of approximately $4.0 million for the same period of fiscal year 2025. Operating income for the first six months of 2026 was approximately $7.1 million, compared with operating income of approximately $6.9 million for the same period of fiscal year 2025.

For the second quarter of 2026, we recognized other net income of approximately $174,000 on interest income on our cash investments and other expenses, compared to approximately $19,000 other income, primarily related to interest income partially offset by other expenses for the same period of fiscal year 2025. For the first six months of 2026, we recognized other net income of approximately $329,000 on interest income, primarily on our cash investments and other expenses, compared to approximately $95,000 other expense, primarily related to other expenses exceeding interest income for the same period of fiscal year 2025.

Provision for income taxes for the three months ended June 30, 2026, was approximately $0.8 million, compared with provision for income taxes of approximately $0.3 million for the same quarter last year.  The primary factor for the increase for the three-month period ended June 30, 2026, compared to the same period of fiscal year 2025, is related to utilization of research and development tax credits for 2025.  Provision for income taxes for the six months ended June 30, 2026, was approximately $1.5 million, compared with provision for income taxes of approximately $0.9 million for the same period last year.

Net income for the three months ended June 30, 2026, was approximately $3.2 million ($0.84 per basic and $0.79 per diluted share), compared with net income of approximately $3.7 million ($1.03 per basic and $0.96 per diluted share) for the same quarter last year.  The primary factor for the decrease for the three-month period ended June 30, 2026, compared to the same period of fiscal year 2025, is related to federal and state estimated income tax expense. Net income for the six months ended June 30, 2026, was approximately $5.9 million ($1.57 per basic and $1.47 per diluted share), compared with net income of approximately $5.9 million ($1.63 per basic and $1.51 per diluted share) for the same period last year.

As of June 30, 2026, working capital totaled approximately $46.1 million, of which approximately $42.1 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2025, working capital totaled approximately $37.3 million, of which approximately $30.0 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(48.1)	(52.6)	(48.2)	(52.8)
Gross margin	51.9	47.4	51.8	47.2
Selling, general and administrative expenses	(35.5)	(28.5)	(35.9)	(30.0)
Other income (expense)	0.7	0.1	0.7	(0.2)
Income before income taxes	17.1	19.0	16.7	17.0
Income tax (expense)	(3.6)	(1.3)	(3.4)	(2.3)
Net income	13.5%	17.7%	13.3%	14.6%

Note - Amounts may not foot due to rounding.

Net Sales

For the second quarter ended June 30, 2026, net sales increased 10.6% to approximately $23.4 million, compared with approximately $21.2 million for the same quarter of fiscal year 2025. Sales for the six months ended June 30, 2026, totaled approximately $44.7 million, compared with approximately $40.2 million for the six-month period last year.

Sales for the three and six months ended June 30, 2026, were attributed primarily to state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the second quarter ended June 30, 2026, was our BKR series radios and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023.

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

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the second quarter ended June 30, 2026, were approximately 51.9% compared with 47.4% for the same quarter of fiscal year 2025. Gross profit margins as a percentage of sales for the six months ended June 30, 2026, were approximately 51.8% compared with 47.2% for the same period of fiscal year 2025.  Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes and pricing. The increase in gross profit margins for the three and six months ended June 30, 2026, compared to the same period of fiscal year 2025, generally reflect radio product and accessories sales mix.

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

SG&A expenses for the quarter ended June 30, 2026, totaled approximately $8.3 million (35.5% of sales), compared with approximately $6.0 million (28.5% of sales) for the same quarter of fiscal year 2025. SG&A expenses increased by $4.0 million, or 33.0%, to approximately $16.1 million (35.9% of sales), compared with approximately $12.1 million (30.0% of sales), for the six month period last year.

Engineering and product development expenses for the second quarter of 2026 totaled approximately $4.0 million (16.9% of sales), compared with approximately $2.3 million (10.9% of sales) for the same quarter of fiscal year 2025. For the six months ended June 30, 2026, engineering and product development expenses totaled approximately $7.6 million (17.0% of sales), compared with approximately $5.0 million (12.5% of sales) for the six month period last year.  The increase in engineering expenses was attributed primarily to development costs for the BKR multi-band mobile radio product and software development costs. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for developing and introducing new products is uncertain and can be impacted by, among other things, supply chain shortages, including the impact of tariffs and certain component lead times in coming months and quarters.

Marketing and selling expenses for the second quarter of 2026 totaled approximately $1.9 million (7.9% of sales), compared with approximately $1.9 million (9.2% of sales) for the second quarter of fiscal year 2025. For the six months ended June 30, 2026, marketing and selling expenses decreased approximately $0.1 million, or 3.0%, to approximately $3.7 million (8.2% of sales), compared with approximately $3.8 million (9.4% of sales) for the same period last year. Marketing and selling expenses for the three and six-months ended June 30, 2026 were primarily unchanged compared to the same period of 2025.

Other general and administrative expenses for the second quarter of 2026 totaled approximately $2.5 million (10.7% of sales), compared with approximately $1.8 million (8.5% of sales) for the same period of fiscal year 2025. For the six months ended June 30, 2026, other general and administrative expenses totaled approximately $4.8 million (10.6% of sales), compared with approximately $3.3 million (8.1% of sales) for the six-month period last year. The increase in other general and administrative expenses for the three and six months ended June 30, 2026, was attributed primarily to non-cash stock compensation and the non-recurring nature of certain legal and corporate consulting expenses compared to the three and six months ended June 30, 2025.

Operating Income

Operating income for the quarter ended June 30, 2026, totaled approximately $3.8 million (16.4% of sales), compared with operating income of approximately $4.0 million (18.9% of sales) for the same period of fiscal year 2025. For the six months ended June 30, 2026, our operating income totaled approximately $7.1 million (15.9% of sales), compared with operating income of approximately $6.9 million (17.2% of sales) for the six-month period last year. The decrease in operating income for the three months ended June 30, 2026, compared to the same period last year, was attributed to growth in product development costs and partially related to increased non-cash stock compensation and the non-recurring nature of certain legal and corporate consulting expenses.

Other Income

We recorded net other income of approximately $174,000 for the quarter ended June 30, 2026, compared with approximately $19,000 net other income for the second quarter of fiscal year 2025. For the six months ended June 30, 2026, net other income totaled approximately $329,000, compared with net other expense of approximately $95,000 for the six month period last year.  The increase in net other income for the three and six months ended June 30, 2026 compared to the same period of 2025, is primarily related to interest income related to the increase of our cash balance compared to 2025.

Income Taxes

We recorded approximately $0.8 million and $1.5 million tax expense for the three and six months ended June 30, 2026, respectively, compared to approximately $0.3 million and $0.9 million, respectively, for the same periods last year.

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

As of June 30, 2026, our net deferred tax assets totaled approximately $4.5 million and were primarily derived from capitalized software and systems integration costs and deferred revenue.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $851,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of June 30, 2026.

Liquidity and Capital Resources

For the six months ended June 30, 2026, net cash provided by operating activities totaled approximately $7.5 million, compared with cash provided by operating activities of approximately $6.0 million for the same fiscal year period of 2025. Cash provided by operating activities for the six months ended June 30, 2026, was primarily related to net income of $5.9 million, an increase of $3.2 million in accounts payable, a decrease of $0.8 million in inventories, an increase of $0.2 million in deferred revenues, partially offset by an increase of $5.0 million in accounts receivable and a $0.5 million decrease in accrued compensation and related taxes.

For the first six months of 2026, we had net income of approximately $5.9 million, compared with a net income of approximately $5.9 million for the same period of fiscal year 2025. Accounts receivable increased approximately $5.0 million during the six months ended June 30, 2026, compared with an increase of approximately $4.2 million for the same period of fiscal year 2025, primarily due to the timing of customer collections in the first six months of fiscal year 2026 and 2025.  Accounts payable for the six months ended June 30, 2026, increased approximately $3.2 million, compared with an increase of approximately $3.5 million for the same period of fiscal year 2025, primarily due to the increased purchases of finished goods during the quarter ended June 30, 2026 and 2025.  Accrued other expenses increased during the first six months of 2026 by approximately $0.1 million compared with a decrease of $1.3 million for the same period of fiscal year 2025.  The increase in accrued other expenses in the first six months of 2026, was related to the reversal of the increase that occurred during the first six months of 2025, related to contractual terms with our contract manufacturers.  Inventories decreased during the six months ended June 30, 2026, by approximately $0.8 million compared to a decrease of approximately $0.5 million for the same period of fiscal year 2025.  The decrease in inventories during the six months ended June 30, 2026, was primarily attributed to a decrease in raw materials and an increase in inventory allowance somewhat offset by an increase in finished goods. The decrease in inventories during the six months ended June 30, 2025, was primarily attributed to a decrease in raw materials and work in process, somewhat offset by an increase in finished goods.  Depreciation and amortization totaled approximately $1.5 million for the six months ended June 30, 2026, compared with approximately $0.9 million for the same period of fiscal year 2025. The increase in depreciation and amortization for the six months ended June 30, 2026 compared to the same period in 2025, was primarily due to amortization of capitalized software and system integration costs.  Depreciation and amortization costs are primarily related to manufacturing and engineering equipment and somewhat to software and integration cost amortization.

Net cash used in investing activities for the six months ended June 30, 2026, totaled approximately $0.7 million, compared with approximately $1.5 million for the same period of fiscal year 2025. The net cash used in the six-month period ended June 30, 2026, was attributed primarily to purchases of engineering equipment and tooling, compared to cash used for the six-month period ended June 30, 2025, which was primarily attributed to capitalized software and system implementation costs and the purchase of engineering and manufacturing related equipment.

For the six months ended June 30, 2026, approximately $0.4 million was provided by financing activities, compared with cash provided by financing activities of approximately $0.2 million for the same period of fiscal year 2025.  Net cash provided by financing activities was primarily attributable to proceeds from the exercise of common stock options, somewhat offset by the repurchase of common stock in the first six months of 2026.

Our cash and cash equivalents balance on June 30, 2026, was approximately $29.9 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third credit agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, the impacts of tariffs, and other force majeure events, could result in volatility in the financial and capital markets and could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment with Fifth Third Bank, National Association (“Fifth Third”) which was amended on October 30, 2025 (as amended, the “RLC”). The Fifth Third RLC provides for a revolving line of credit with a maximum commitment of $6.0 million, with an accordion feature, if certain conditions are met, for up to an additional $8.0 million of borrowing capacity, totaling a maximum commitment of $14.0 million. The RLC will mature on October 30, 2028. Each advance shall accrue interest on the outstanding principal amount thereof at a range of SOFR plus 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The Company has not utilized funding and there were no borrowings under the RLC agreement as of June 30, 2026, and as of the date of filing this report.

 BK Technologies, Inc.'s repayment obligations under the RLC are guaranteed by the Company and secured by a pledge of essentially all of the assets of the Company and BK Technologies, Inc. The Company is subject to customary negative covenants, including with respect to our ability to incur additional indebtedness, encumber and dispose of their assets and enter into affiliate transactions.  BK Technologies, Inc. must also comply with: (i) a maximum total funded debt ratio of 2.00 to 1.00; (ii) a fixed charge coverage ratio of 1.20 to 1.00 as measured on a rolling twelve-month basis, each measured at the end of each fiscal quarter and (iii) a requirement that the outstanding principal balance under the RLC will be $0 for at least 30 consecutive days during each annual period ending on October 30.

The Fifth Third RLC agreement provides for customary events of default, including: (1) failure to pay principal, interest or fees under the RLC when due and payable; (2) failure to comply with other covenants and agreements contained in the Revolving Loan Commitment agreement and the other documents executed in connection therewith; (3) the making of false or inaccurate representations and warranties; (4) defaults under other debt or other obligations of BK Technologies, Inc.; (5) money judgments and material adverse changes; (6) a change in control or ceasing to operate business in the ordinary course; and (7) certain events of bankruptcy or insolvency. Upon the occurrence of an event of default, Fifth Third may declare the entire unpaid balance immediately due and payable and/or exercise any and all remedial and other rights under the RLC agreement.

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

The Company accounts for the costs of Land Mobile Radio (LMR) multi-band development within its products in accordance with ASC Topic 350-30, Intangibles – Goodwill and Other, under which certain LMR multi-band radio software and systems integration costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.  The Company began amortization of the multi-band mobile radio development costs for a period of 32 months, beginning on January 1, 2026.

There were no other changes to our critical accounting policies during the three months ended June 30, 2026.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5.0 million of its common shares. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

April 1–30, 2026	—	—	—	$3,528,714
May 1–31, 2026	—	—	—	$3,528,714
June 1–30, 2026	—	—	—	$3,528,714

Quarter Ended June 30, 2026	—	$—	—	$3,528,714

Item 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1+	Form of Indemnification Agreement
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: August 13, 2026	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: August 13, 2026	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)