Form 10-Q
period 2026-09-30
BK Technologies Corp
filed 2026-11-12
CIK 2186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 3,772,056 shares of common stock, $0.60 par value, of the registrant outstanding as of November 6, 2026.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,161	$22,788
Trade accounts receivable, net	17,294	7,221
Inventories, net	14,913	15,862
Prepaid expenses and other current assets	3,499	3,099
Total current assets	64,867	48,970

Property, plant and equipment, net	4,140	4,170
Operating lease right-of-use (ROU) assets	1,095	1,502
Deferred tax assets, net	4,078	5,230
Capitalized software and systems integration costs, net	2,456	3,417
Convertible note receivable, including accrued interest	3,007	—
Other assets	590	471
Total assets	$80,233	$63,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,601	$4,781
Accrued compensation and related taxes	2,591	2,423
Accrued warranty expense	744	760
Accrued other expenses and other current liabilities	901	335
Short-term operating lease liabilities	514	610
Deferred revenue	2,750	2,728
Total current liabilities	16,101	11,637

Long-term operating lease liabilities	630	965
Deferred revenue, net of current portion	7,235	6,460
Total liabilities	23,966	19,062

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $1.00 par value; 1,000,000 authorized shares; none issued or outstanding	—	—
Common stock; $0.60 par value; 10,000,000 authorized shares; 4,130,403 and 4,092,056 issued, and 3,773,318 and 3,733,733 outstanding shares as of September 30, 2026 and December 31, 2025, respectively	2,478	2,455
Additional paid-in capital	53,817	51,803
Retained earnings (accumulated deficit)	7,351	(2,314)
Treasury stock, at cost, 357,085 shares as of September 30, 2026, and 358,323 shares as of December 31, 2025	(7,379)	(7,246)
Total stockholders’ equity	56,267	44,698
Total liabilities and stockholders’ equity	$80,233	$63,760

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Sales, net	$25,285	$24,411	$69,991	$64,630

Cost of products	12,476	12,222	34,010	33,453
Gross margin	12,809	12,189	35,981	31,177

Selling, general and administrative expenses:
Engineering and product development	4,003	2,771	11,623	7,805
Marketing and selling	1,794	2,130	5,469	5,910
General and administrative	2,584	2,443	7,353	5,704
Total selling, general and administrative expenses	8,381	7,344	24,445	19,419

Operating income	4,428	4,845	11,536	11,758

Other income (expense):
Interest income	244	94	617	136
Gain on disposal of property, plant and equipment	—	—	12	—
Other expense	(12)	(51)	(58)	(188)
Total other income (expense), net	232	43	571	(52)

Income before income taxes	4,660	4,888	12,107	11,706

Provision for income tax expense	(925)	(1,452)	(2,442)	(2,397)

Net income	$3,735	$3,436	$9,665	$9,309

Earnings per share-basic:	$0.99	$0.93	$2.56	$2.56
Earnings per share-diluted:	$0.93	$0.87	$2.39	$2.38
Weighted average shares outstanding-basic	3,770,307	3,708,717	3,768,741	3,643,097
Weighted average shares outstanding-diluted	4,033,616	3,951,433	4,036,694	3,913,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK Technologies Corporation

Condensed Consolidated Statements of Changes in Equity

(In thousands, except share and per share data) (Unaudited)

	Common	Common	Additional	Retained Earnings
	Stock	Stock	Paid-In	(Accumulated	Treasury
	Shares	Amount	Capital	Deficit)	Stock	Total
Balance at December 31, 2025	4,092,056	$2,455	$51,803	$(2,314)	$(7,246)	$44,698
Common stock issued under restricted stock units	9,780	6	(6)	—	—	—
Stock option exercises	3,720	2	55	—	—	57
Share-based compensation expense-stock options	—	—	362	—	—	362
Share-based compensation expense-restricted stock units	—	—	57	—	—	57
Repurchase of common stock	—	—	—	—	(223)	(223)
Net income	—	—	—	2,762	—	2,762
Balance at March 31, 2026	4,105,556	2,463	52,271	448	(7,469)	47,713
Common stock issued under restricted stock units and warrants	860	1	(1)	—	—	—
Stock option exercises	18,820	11	456	—	—	467
Share-based compensation expense-stock options	—	—	405	—	—	405
Share-based compensation expense-restricted stock units	—	—	107	—	—	107
Issuance of common stock under employee purchase plan	—	—	—	—	90	90
Net income	—	—	—	3,168	—	3,168
Balance at June 30, 2026	4,125,236	2,475	53,238	3,616	(7,379)	51,950
Common stock issued under restricted stock units	1,238	1	(1)	—	—	—
Common stock issued-stock options	3,929	2	57	—	—	59
Share-based compensation expense-stock options	—	—	421	—	—	421
Share-based compensation expense-restricted stock units	—	—	102	—	—	102
Net income	—	—	—	3,735	—	3,735
Balance at September 30, 2026	4,130,403	$2,478	$53,817	$7,351	$(7,379)	$56,267

	Common	Common	Additional
	Stock	Stock	Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2024	3,913,959	$2,348	$49,386	$(15,850)	$(6,053)	$29,831
Common stock issued under restricted stock units	13,764	7	(7)	—	—	—
Stock option exercises	1,148	1	12	—	—	13
Share-based compensation expense-stock options	—	—	118	—	—	118
Share-based compensation expense-restricted stock units	—	—	275	—	—	275
Net income	—	—	—	2,132	—	2,132
Balance at March 31, 2025	3,928,871	2,356	49,784	(13,718)	(6,053)	32,369
Common stock issued under restricted stock units	2,156	1	(1)	—	—	—
Common stock issued-stock options	14,465	10	218	—	—	228
Common stock issued - exercised warrants	89,764	54	(54)	—	—	—
Share-based compensation expense-stock options	—	—	126	—	—	126
Share-based compensation expense-restricted stock units	—	—	299	—	—	299
Net income	—	—	—	3,741	—	3,741
Balance at June 30, 2025	4,035,256	2,421	50,372	(9,977)	(6,053)	36,763
Common stock issued under restricted stock units	41,540	25	(25)	—	—	—
Common stock issued-stock options	7,171	4	110	—	—	114
Common stock issued - exercised warrants	419	1	(1)	—	—	—
Share-based compensation expense-stock options	—	—	380	—	—	380
Share-based compensation expense-restricted stock units	—	—	257	—	—	257
Net income	—	—	—	3,436	—	3,436
Balance at September 30, 2025	4,084,386	$2,451	$51,093	$(6,541)	$(6,053)	$40,950

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Operating activities
Net income	$9,665	$9,309
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	38	—
Inventories allowances	474	871
Deferred taxes expense (benefit)	1,152	168
Gain on disposal of property, plant and equipment	(12)	—
Depreciation and amortization	2,221	1,325
Share-based compensation expense-stock options	1,188	624
Share-based compensation expense-restricted stock units	266	831
Changes in operating assets and liabilities:
Trade accounts receivable, net	(10,111)	(230)
Inventories	475	(1,810)
Prepaid expenses and other current assets	(400)	757
Accrued interest on convertible note receivable	(7)	—
Other assets	(119)	(21)
Operating lease ROU assets and lease liabilities	(24)	(60)
Accounts payable	3,820	4,509
Long-term uncertain tax position liability	—	1,419
Accrued compensation and related taxes	168	203
Accrued warranty expense	(16)	(158)
Deferred revenue	797	(43)
Accrued other expenses and other current liabilities	566	(1,259)
Net cash provided by operating activities	10,141	16,435

Investing activities
Purchases of property, plant, and equipment	(1,230)	(878)
Proceeds from disposal of property, equipment and plant	12	—
Investment in convertible note receivable	(3,000)	—
Capitalized software and systems integration costs	—	(1,516)
Net cash used in investing activities	(4,218)	(2,394)

Financing activities
Proceeds from exercise of common stock options	583	355
Proceeds from issuance of common stock under employee purchase plan	90	—
Repurchase of common stock	(223)	—
Net cash provided by financing activities	450	355

Net change in cash and cash equivalents	6,373	14,396
Cash and cash equivalents, beginning of period	22,788	7,075
Cash and cash equivalents, end of period	$29,161	$21,471

Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$2,127	$1,889
Non-cash financing activity
Common stock issued under restricted stock units	$151	$732
Cashless exercise of stock options, warrants and related conversion of net shares to stockholders' equity	$1	$146

See Accompanying Notes to Condensed Consolidated Financial Statements.

BK TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026 and 2025

Unaudited

(In thousands, except share and per share data and percentages or as otherwise noted)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, and 2025, the condensed consolidated statement of changes in stockholders' equity for the three and nine months ended September 30, 2026, and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026, and 2025, have been prepared by BK Technologies Corporation (the “Company,” “we,” “us,” “our”), and are unaudited but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements at that date.

These condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026. The results of operations for the three and nine months ended September 30, 2026, and 2025, are not necessarily indicative of the operating results for a full year.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, as compared to those disclosed in the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and other liabilities. As of September 30, 2026, and December 31, 2025, the carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

The LMR radio products are used by public safety agencies of the federal government, state and local municipality agencies on their P25 compliant radio systems. The radio systems operate on frequencies managed by the Federal Communications Commission ("FCC"). The Company’s chief operating decision maker ("CODM") is the senior executive committee that includes the chief executive officer, chief financial officer, and chief technology officer.

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

The table below summarizes the significant categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026, and 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sales, net	$25,285	$24,411	$69,991	$64,630
Cost of products	12,476	12,222	34,010	33,453
Gross margin	12,809	12,189	35,981	31,177

Engineering and product development	4,003	2,771	11,623	7,805
Marketing and selling	1,794	2,130	5,469	5,910
General and administrative	2,584	2,443	7,353	5,704
Selling, general and administrative expenses	8,381	7,344	24,445	19,419
Operating income	4,428	4,845	11,536	11,758

Other income (expense) (a)	232	43	571	(52)
Income tax (expense)	(925)	(1,452)	(2,442)	(2,397)
Segment net income	$3,735	$3,436	$9,665	$9,309

(a) Other segment items include interest income (expense) and foreign currency exchange gains/losses.

Note 2. Significant Events and Transactions

On October 30, 2024, a wholly owned subsidiary of the Company entered into a new credit facility with Fifth Third Bank, National Association, which provided for a one-year revolving line of credit with a maximum commitment of $6,000, with an accordion feature, if certain conditions are met, for up to a maximum commitment of $10,000. On October 30, 2025, the subsidiary entered into an amendment to the credit facility, which provided for a three-year extension of the agreement and revised the availability under the $6,000 revolving credit facility, if certain conditions are met, to increase the accordion feature for a maximum commitment of $14,000, among other things. Each advance shall accrue interest on the outstanding principal amount thereof at a rate of Secured Overnight Financing Rate ("SOFR") plus a range of 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty, and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The Company has not utilized funding and there were no borrowings under the revolving line of credit agreement as of September 30, 2026, and as of the date of filing this report.

Note 3. Inventories, Net

Inventories, which are presented net of allowance for slow moving, excess, and obsolete inventory, consisted of the following:

	September 30, 2026	December 31, 2025
Finished goods	$3,836	$5,898
Work in process	3,137	3,016
Raw materials	9,077	8,083
	16,050	16,997
Inventory reserve	(1,137)	(1,135)
	$14,913	$15,862

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

 For the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $925 and $2,442, respectively, resulting in an effective tax rate of 19.85% and 20.17%.  The Company's taxable income is generated in the United States and taxed at a federal and state statutory rate of 26.32%.  Relative to federal and state statutory rate, the effective tax rate for the nine months ended September 30, 2026, was reduced by the tax impact of research and development tax credits and stock compensation exercises and vestings.

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $1,452 and $2,397, respectively.  The effective tax rate for the three and nine months ended September 30, 2025, was 29.71% and 20.48%.  Relative to federal and state statutory rates, the effective tax rate for the nine months ended September 30, 2025, was primarily impacted by the tax benefit for research and development tax credits for 2025 as compared to projected income before tax.

As of September 30, 2026, the Company's net deferred tax assets totaled approximately $4.1 million and were primarily derived from deferred revenue and research and development tax credit carryforwards.

Based on the analysis of all available evidence, both positive and negative, the Company has concluded that, except for the capital loss carryforward of approximately $851, it currently has the ability to generate sufficient taxable income in the necessary period to utilize the benefits for the deferred tax assets. Accordingly, for the three- and nine-month periods ended September 30, 2026, The Company recorded no change in the valuation allowance.

Should the factors underlying management's analysis change, future valuation adjustments to the Company's net deferred tax asset may be necessary.  If future losses are incurred, it may be necessary to record an additional valuation allowance related to the Company's net deferred tax asset recorded as of September 30, 2026.  The Company cannot presently estimate what, if any, changes to the valuation of its deferred tax asset may be deemed appropriate in the future.

The Company imports certain materials and products that are subject to U.S. government tariffs and import duties. On February 20, 2026, a US federal court ordered the U.S. government to begin refunding certain tariffs. The Company identified certain potential refunds of previously paid tariffs in accordance with the ruling by the CIT and has estimated the total potential recovery to be approximately $0.6 million, which recovery remained subject to administrative review and final liquidation of the underlying customs entries by U.S. Customs and Border Protection. These potential refunds have not been recognized in the financial statements for the three months ended September 30, 2026, as uncertainties remain regarding government approval and appeals and final liquidation amounts. The Company will continue to monitor developments and recognize refunds when realized or realizable, however, no assurance can be given that the Company will recoup any IEEPA tariff refunds.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income for basic and diluted earnings per share	$3,735	$3,436	$9,665	$9,309
Denominator for basic earnings per share weighted average shares	3,770,307	3,708,717	3,768,741	3,643,097
Effect of dilutive securities:
Options, restricted stock units, and warrants	263,309	242,716	267,953	270,051
Denominator for diluted earnings per share weighted average shares	4,033,616	3,951,433	4,036,694	3,913,148
Basic earnings per share	$0.99	$0.93	$2.56	$2.56
Diluted earnings per share	$0.93	$0.87	$2.39	$2.38

         Approximately 233,448 stock options and 29,861 restricted stock units for the three and nine months ended September 30, 2026, and approximately 184,627 stock options and 54,189 restricted stock units for the three and nine months ended September 30, 2025, were excluded from the calculation because they were anti-dilutive.

Note 6. Non-Cash Share-Based Employee Compensation

Stock Options

The Company has employee and non-employee director share-based incentive compensation plans. Related to these programs, the Company recorded non-cash share-based employee compensation expense of $421 and $1,188 for the three and nine months ended September 30, 2026, compared with $380 and $624 for the same periods last year.  As of September 30, 2026, total unrecognized non-cash share-based employee compensation remaining to be recognized in future periods totaled $4,806. The Company considers its non-cash share-based employee compensation expenses as a component of cost of products and selling, general and administrative expenses. There was no non-cash share-based employee compensation expense capitalized as part of capital expenditures or inventory for the periods presented.

A summary of activity under the Company’s stock option plans during the nine months ended September 30, 2026, is presented below:

	Shares/Options	Weighted Average Exercise Price ($) Per Share	Weighted Average FMV @ Grant ($) Per Share	Weighted Average Fair Value ($) Per Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Remaining Term (Years)	Weighted Average Remaining Term to Final Vest Date	Aggregate Intrinsic Value ($)
Beginning Outstanding	460,643	27.08	24.28	15.41	7.80	2.0856	-	21,885
Awarded	13,983	79.91	79.91	54.48	9.65	2.9684	-	-
Forfeited	(12,480)	32.26	31.57	21.00	-	-	-	(561)
Expired	(1,000)	25.50	-	6.87	-	-	-	(71)
Exercised / Released	(26,609)	16.38	7.07	7.18	-	-	-	1,723
Ending Outstanding	434,537	29.29	26.97	17.03	7.55	2.3529	-	19,717
Ending Vested	152,877	18.48	12.17	9.68	6.16	-	-	8,562
Ending Unvested	281,660	35.16	35.01	21.02	8.30	-	2.8682	11,155
Vested and Expected to Vest	434,537	29.29	26.97	17.03	7.55	-	-	19,717
Exercisable	152,877	18.48	12.17	9.68	6.16	-	-	8,562

Restricted Stock Units

The Company recorded non-cash restricted stock unit compensation expense of $102 and $266 for the three and nine months ended September 30, 2026, compared with $257 and $831 for the same periods last year.  As of September 30, 2026, total unrecognized non-cash restricted stock unit compensation remaining to be recognized in future periods totaled $850.

A summary of non-vested restricted stock under the Company’s non-employee director share-based incentive compensation plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Price per Share
Unvested as of January 1, 2026	41,189	$17.46
Granted	12,209	76.79
Vested and issued	(11,831)	11.38
Cancelled/forfeited	(5,137)	52.32
Unvested as of September 30, 2026	36,430	$34.40

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

Purchase Commitments

As of September 30, 2026, the Company had purchase commitments for inventory totaling approximately $15,501 which are expected to be satisfied in the fourth quarter 2026.

Significant Customers

The following table summarizes customer concentration of net revenues

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue as a percent of total revenue
United States government agencies	61.6%	50.7%	44.3%	26.3%
Customer A	—	26.2%	—	—
Customer B	—		—	13.3%

The following table summarizes customer concentration of receivables:

	September 30, 2026	December 31, 2025
Receivables as a percent of total receivables
United States government agencies	67.7%	48.0%
Customer A	—	—
Customer B		—

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

Note 8. Leases

The Company leases approximately 54,000 square feet (not in thousands) of industrial space in West Melbourne, Florida, under a non-cancellable operating lease. The lease has an expiration date of June 30, 2027. The lease terms include an option to extend the lease agreement for an additional five (5) year term commencing July 1, 2027 and terminating at midnight June 30, 2032.  Annual rental, maintenance, and tax expenses for the facility are approximately $610. In February 2026, we entered into a new lease relating to this property, pursuant to which we will lease approximately 31,500 square feet (not in thousands) of industrial space at 7100 Technology Drive in West Melbourne, Florida. The lease will commence in February 2027, with first year monthly payments of approximately $34,000 (not in thousands), has a term of 125 months, and includes two five-year renewal options.

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

In September 2026, the Company entered into a lease for 4,377 square feet (not in thousands) of industrial space at 45 Butterfield Circle, Units A-C, in El Paso, Texas, for a period of 7 months commencing September 1, 2026 (the “El Paso Lease”), for monthly payments of $4,500 (not in thousands).

Lease costs consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$158	$134	$475	$406
Variable lease cost	34	34	101	100
Total lease cost	$192	$168	$576	$506

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (fixed payments)	$169	$157	$500	$467
Operating cash flows (liability reduction)	$152	$144	$446	$424

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$—

Other information related to operating leases was as follows:

September 30, 2026
Weighted average remaining lease term (in years)	3.25
Weighted average discount rate	5.50%

Maturity of lease liabilities as of September 30, 2026, were as follows:

September 30, 2026
Remaining three months of 2026	$169
2027	439
2028	200
2029	202
2030	206
2031	33
Total payments	1,249
Less: imputed interest	(105)
Total present value of lease liabilities	$1,144

Note 9. Convertible Note Receivable

On September 23, 2026, the Company entered into a convertible note receivable with Tango Tango, Inc. ("Tango Tango") in the original principal amount of $3,000, maturing on September 23, 2031. The investment provides the Company immediate exposure to a growing software platform offering mission critical push-to-talk, CAD notifications, AI alerts, secure messaging, mapping, LTE communications and interoperability. The note bears simple interest at 12.5% per annum, is unsecured and is subordinate to Tango Tango, Inc.’s senior bank indebtedness. The note is convertible, at the Company’s option, into shares of Tango Tango, Inc. common stock at any time prior to maturity, at a conversion price equal to the price per share paid by other purchasers in the most recent equity funding round completed by Tango Tango, less a 15% discount, subject to customary anti-dilution adjustments. The Company controls the exercise of the conversion rights and may elect to continue to hold the note to maturity rather than convert. If the Company elects to convert, the Company will receive shares of Tango Tango, Inc. common stock equal to the principal and accrued interest at the time of conversion, divided by the then-applicable conversion price. As of September 30, 2026, no conversions have occurred. The carrying amount of the convertible note receivable was $3,007, which approximated its fair value and accrued interest. Management evaluates the note receivable for expected credit losses and potential impairment at each reporting date. No allowance for credit losses was recorded related to this note as of September 30, 2026.

Note 10. Subsequent Events

The Company has evaluated subsequent events through November 12, 2026, the date the condensed consolidated financial statements were issued. Based on this evaluation, the Company determined that the partial roof collapse during a severe thunderstorm at a leased facility located at 7100 Technology Drive, West Melbourne, Florida, was a material event.  The partial collapse occurred after business hours on October 8, 2026, and no employees were injured. The facility sustained water intrusion and related damage in multiple areas, including the Company’s server room, production area and customer service area. As a result of the event, the Company’s information technology systems at the facility were disrupted, and the Company had temporary limited on-site activity. The Company initiated its disaster recovery and business continuity procedures and is taking the steps required to restore affected operations. The event temporarily affected production of BKR 9000 radios, BKR 9500 production-readiness activities and radio repair services. As of the date these condensed consolidated financial statements were issued, the Company is unable to estimate the financial impact of the partial roof collapse, including the amount of any related insurance recoveries, on its results of operations, financial position or cash flows.

On October 15, 2026, the Company repurchased 1,262 shares of it's common stock for approximately $83,000 (not in thousands), under the Company's Rule 10b5-1, non-discretionary repurchase plan. The Company has $3.4 million approximate dollar value of shares that may still be purchased under the plan.

Subsequent to the quarter end, the Company's Board authorized an additional $5.0 million for repurchases of its common shares for a total aggregate of $10.0 million for purchases of its common shares. As of the filing date of this report, approximately $8.4 million remain available for stock repurchases.

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

On October 8, 2026, after business hours, a severe thunderstorm caused a partial roof collapse at our leased facility located at 7100 Technology Drive, West Melbourne, Florida. No employees were injured. The facility sustained water intrusion and related damage in multiple areas, including our server room, production area and customer service area, which disrupted our information technology systems at the facility and temporarily limited on-site activity. We initiated our disaster recovery and business continuity procedures and are taking the steps required to restore affected operations. The event temporarily affected production of BKR 9000 radios, BKR 9500 production-readiness activities and radio repair services and could delay the shipment of customer orders and the timing of new product introductions. We maintain property and business interruption insurance and have initiated the insurance claims process. As of the date of this report, we are unable to estimate the financial impact of the event, including the amount and timing of any related insurance recoveries, on our results of operations, financial position or cash flows. See Note 10, “Subsequent Events,” to the condensed consolidated financial statements included in this report.

In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection to refund certain tariffs collected under IEEPA.  The Company identified certain potential refunds of previously paid tariffs in accordance with the ruling by the CIT and has estimated the total potential recovery to be approximately $0.6 million, which recovery remained subject to administrative review and final liquidation of the underlying customs entries by U.S. Customs and Border Protection. These potential refunds represent gain contingencies under ASC 450-30 and have not been recognized in the financial statements for the three months ended September 30, 2026, as uncertainties remain regarding government approval and appeals and final liquidation amounts. The Company will continue to monitor developments and recognize refunds when realized or realizable, however, no assurance can be given that the Company will recoup any IEEPA tariff refunds.

Customer demand and orders for our products were strong during fiscal year 2025 and through the first quarter of 2026.   Total orders for the second and third quarters of 2026 compared to 2025, were lower driven by lower Federal orders that were somewhat offset by higher State and Local orders.   Federal orders, from year to year tend to be lumpy.  Customer demand and new orders for our products were $28.9 million during the three months ended September 30, 2026, compared to $34.3 million for the same period of fiscal year 2025. Our backlog of unshipped customer orders was approximately $6.3 million and $14.2 million as of  September 30, 2026, and December 31, 2025, respectively. Changes in the backlog were attributed primarily to the timing of orders and their fulfillment. The timing of orders from certain federal and state agency customers can have a significant impact on the backlog reported during any specific quarterly period.

For the three months ended September 30, 2026, sales increased approximately 3.6% to approximately $25.3 million, compared with $24.4 million for the same period of fiscal year 2025. The increase was attributed primarily to the shipments of BKR series radio product and accessories. Gross profit margins as a percentage of sales for the three months ended September 30, 2026, were 50.7%, compared with 49.9% for the comparative fiscal year 2025 quarter, generally reflecting radio product and accessories sales mix. Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2026, totaled approximately $8.4 million (33.1% of sales), compared with $7.3 million (30.1% of sales) in the same period of fiscal year 2025. We recognized operating income for the three months ended September 30, 2026, of approximately $4.4 million, compared with operating income of approximately $4.8 million for the same period of fiscal year 2025.

For the three months ended September 30, 2026, and 2025, we recognized other income, net totaling approximately $232,000 and $43,000, respectively.

For the three months ended September 30, 2026, pretax income totaled approximately $4.7 million, compared with pretax income of approximately $4.9 million for same period of fiscal year 2025.

We recognized tax expense of $0.9 million for the three-month period ended September 30, 2026, and approximately $1.5 million for the same period of fiscal year 2025.

Net income for the three months ended September 30, 2026, totaled approximately $3.7 million ($0.99 per basic and $0.93 per diluted share), compared with a net income of approximately $3.4 million ($0.93 per basic and $0.87 per diluted share) for the same period last year. The primary factor for the increase for the three months ended September 30, 2026, compared to the same period of fiscal year 2025, is related to decreases in estimated income taxes.

As of September 30, 2026, working capital totaled approximately $48.8 million, of which $46.5 million was comprised of cash, cash equivalents, and trade receivables. This compares with working capital totaling approximately $37.3 million at 2025 year-end, which included $30.0 million of cash, cash equivalents, and trade receivables.

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

Third Quarter and Nine Months Summary

Customer demand and new orders for our products was $28.9 million during the three months ended September 30, 2026, compared to $34.3 million for the same period of fiscal year 2025.

For the third quarter of 2026, sales increased 3.6% to approximately $25.3 million, compared with approximately $24.4 million of sales for the third quarter of fiscal year 2025.  Sales for the nine months ended September 30, 2026, totaled approximately $70.0 million, an increase of 8.3% compared with approximately $64.6 million for the same period last year.  Gross profit margin as a percentage of sales for the third quarter of 2026 were approximately 50.7%, compared with 49.9% for the same period of fiscal year 2025, generally reflecting BKR radio product and accessories sales mix compared to the third quarter of fiscal year 2025. Gross profit margin as a percentage of sales for the nine months ended September 30, 2026 were approximately 51.4%, compared with approximately 48.2% for the same period last year.  Selling, general, and administrative (“SG&A”) expenses for the third quarter of 2026 totaled approximately $8.4 million, which was 14.1% higher than the SG&A expenses of approximately $7.3 million for the third quarter of fiscal year 2025. The increase in SG&A expenses was attributed primarily due to software and new product development costs and legal expenses.  Selling, general, and administrative expenses for the first nine months of 2026 totaled approximately $24.4 million, which was 25.9% higher than the SG&A expenses of approximately $19.4 million for the same period of fiscal year 2025.  These factors yielded operating income of approximately $4.4 million for the three-month period ended September 30, 2026, compared with operating income of approximately $4.8 million for the same period of fiscal year 2025. Operating income for the first nine months of 2026 was approximately $11.5 million, compared with operating income of approximately $11.8 million for the same period of fiscal year 2025.

For the third quarter of 2026, we recognized other net income of approximately $232,000 on interest income on our cash investments and other expenses, compared to approximately $43,000 other income, primarily related to interest income partially offset by other expenses for the same period of fiscal year 2025. For the first nine months of 2026, we recognized other net income of approximately $571,000 on interest income, primarily on our cash investments and other expenses, compared to approximately $52,000 other expense, primarily related to other expenses exceeding interest income for the same period of fiscal year 2025.

Provision for income taxes for the three months ended September 30, 2026, was approximately $0.9 million, compared with provision for income taxes of approximately $1.5 million for the same quarter last year.  The primary factor for the decrease for the three-month period ended September 30, 2026, is related to a lower estimated tax rate for the three months ended September 30, 2026 compared to the estimated rate for the same period of 2025.  Provision for income taxes for the nine months ended September 30, 2026, was approximately $2.4 million, compared with provision for income taxes of approximately $2.4 million for the same period last year.

Net income for the three months ended September 30, 2026, was approximately $3.7 million ($0.99 per basic and $0.93 per diluted share), compared with net income of approximately $3.4 million ($0.93 per basic and $0.87 per diluted share) for the same quarter last year.  The primary factor for the increase for the three-month period ended September 30, 2026, compared to the same period of fiscal year 2025, is related to a decrease in estimated taxes and an increase in other income compared to the same period last year. Net income for the nine months ended September 30, 2026, was approximately $9.7 million ($2.56 per basic and $2.39 per diluted share), compared with net income of approximately $9.3 million ($2.56 per basic and $2.38 per diluted share) for the same period last year.

As of September 30, 2026, working capital totaled approximately $48.8 million, of which approximately $46.5 million was comprised of cash, cash equivalents and trade receivables. As of December 31, 2025, working capital totaled approximately $37.3 million, of which approximately $30.0 million was comprised of cash, cash equivalents and trade receivables.

Results of Operations

As an aid to understanding our operating results for the periods covered by this report, the following table shows selected items from our condensed consolidated statements of operations expressed as a percentage of sales:

	Percentage of Sales		Percentage of Sales
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products	(49.3)	(50.1)	(48.6)	(51.8)
Gross margin	50.7	49.9	51.4	48.2
Selling, general and administrative expenses	(33.1)	(30.1)	(34.9)	(30.0)
Other income (expense)	0.9	0.2	0.8	(0.1)
Income before income taxes	18.4	20.0	17.3	18.1
Income tax (expense)	(3.7)	(5.9)	(3.5)	(3.7)
Net income	14.8%	14.1%	13.8%	14.4%

Note - Amounts may not foot due to rounding.

Net Sales

For the third quarter ended September 30, 2026, net sales increased 3.6% to approximately $25.3 million, compared with approximately $24.4 million for the same quarter of fiscal year 2025. Sales for the nine months ended September 30, 2026, totaled approximately $70.0 million, compared with approximately $64.6 million for the nine-month period last year.

Sales for the three and nine months ended September 30, 2026, were attributed primarily to state and local public safety opportunities. From a product perspective, the primary contributor to orders and shipments during the third quarter ended September 30, 2026, was our BKR series radios and related accessories. The BKR Series is envisioned as a comprehensive line of new products, which includes new models such as the BKR 9000, which achieved first sales in the second quarter of 2023.

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

While the potential impacts of the current administration's tariff policies, material shortages, lead-times, high inflation and ongoing geopolitical conflicts in the Middle East, Ukraine and other geopolitical events remain uncertain in the coming months and quarters, such effects have the potential to adversely impact our customers and our supply chain. Such negative effects on our customers and suppliers could adversely affect our future sales, gross profit margins, operations and financial results. Further, the partial roof collapse at our West Melbourne facility temporarily disrupted production and repair services and could adversely affect our sales, gross profit margins, and financial results in the fourth quarter of 2026 and in subsequent quarters.

Cost of Products and Gross Profit Margin

Gross profit margins as a percentage of sales for the third quarter ended September 30, 2026, were approximately 50.7% compared with 49.9% for the same quarter of fiscal year 2025. Gross profit margins as a percentage of sales for the nine months ended September 30, 2026, were approximately 51.4% compared with 48.2% for the same period of fiscal year 2025.  Our cost of products and gross profit margins are primarily derived from material, labor, and overhead costs, product mix, manufacturing volumes and pricing. The increase in gross profit margins for the three and nine months ended September 30, 2026, compared to the same period of fiscal year 2025, generally reflect radio product and accessories sales mix.

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

SG&A expenses for the quarter ended September 30, 2026, totaled approximately $8.4 million (33.1% of sales), compared with approximately $7.3 million (30.1% of sales) for the same quarter of fiscal year 2025. SG&A expenses increased by $5.0 million, or 25.9%, to approximately $24.4 million (34.9% of sales), compared with approximately $19.4 million (30.0% of sales), for the nine month period last year.

Engineering and product development expenses for the third quarter of 2026 totaled approximately $4.0 million (15.8% of sales), compared with approximately $2.8 million (11.4% of sales) for the same quarter of fiscal year 2025. For the nine months ended September 30, 2026, engineering and product development expenses totaled approximately $11.6 million (16.6% of sales), compared with approximately $7.8 million (12.1% of sales) for the nine month period last year.  The increase in engineering expenses was attributed primarily to development costs for the BKR multi-band mobile radio product and software development costs. Most of these activities were being performed by our internal engineering team and were their primary focus, combined with sustaining engineering support for our existing products. The precise date for the development and introduction of new products is uncertain and can be impacted by, among other things, supply chain shortages, including the impact of tariffs and certain component lead times in coming months and quarters, as well as the temporary disruption of BKR 9500 production-readiness activities as a result of the partial roof collapse at our West Melbourne facility.

Marketing and selling expenses for the third quarter of 2026 totaled approximately $1.8 million (7.1% of sales), compared with approximately $2.1 million (8.7% of sales) for the third quarter of fiscal year 2025. For the nine months ended September 30, 2026, marketing and selling expenses decreased approximately $0.4 million, or 7.5%, to approximately $5.5 million (7.8% of sales), compared with approximately $5.9 million (9.1% of sales) for the same period last year. The decrease in marketing and selling expenses for the three and nine-months ended September 30, 2026 were primarily related to lower salary related expenses compared to the same period of 2025.

Other general and administrative expenses for the third quarter of 2026 totaled approximately $2.6 million (10.2% of sales), compared with approximately $2.4 million (10.0% of sales) for the same period of fiscal year 2025. For the nine months ended September 30, 2026, other general and administrative expenses totaled approximately $7.4 million (10.5% of sales), compared with approximately $5.7 million (8.8% of sales) for the nine-month period last year. The increase in other general and administrative expenses for the three and nine months ended September 30, 2026, was attributed primarily to certain non-recurring patent legal and corporate consulting expenses compared to the three and nine months ended September 30, 2025.

Operating Income

Operating income for the quarter ended September 30, 2026, totaled approximately $4.4 million (17.5% of sales), compared with operating income of approximately $4.8 million (19.8% of sales) for the same period of fiscal year 2025. For the nine months ended September 30, 2026, our operating income totaled approximately $11.5 million (16.5% of sales), compared with operating income of approximately $11.8 million (18.2% of sales) for the nine-month period last year. The decrease in operating income for the three months ended September 30, 2026, compared to the same period last year, was attributed to growth in product development costs and partially related to increased non-cash stock compensation and the non-recurring nature of certain legal and corporate consulting expenses.

Other Income

We recorded net other income of approximately $232,000 for the quarter ended September 30, 2026, compared with approximately $43,000 net other income for the third quarter of fiscal year 2025. For the nine months ended September 30, 2026, net other income totaled approximately $571,000, compared with net other expense of approximately $52,000 for the nine month period last year.  The increase in net other income for the three and nine months ended September 30, 2026 compared to the same periods of 2025, is primarily related to interest income related to the increase of our cash balance compared to 2025.

Income Taxes

We recorded approximately $0.9 million and $2.4 million tax expense for the three and nine months ended September 30, 2026, respectively, compared to approximately $1.5 million and $2.4 million, respectively, for the same periods last year.

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

As of September 30, 2026, our net deferred tax assets totaled approximately $4.1 million and were primarily derived from deferred revenue and research and development tax credit carryforwards.

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

Based on our analysis of all available evidence, both positive and negative, we have concluded that, except for the capital loss carryforward of approximately $851,000, we will have the ability to generate sufficient taxable income in the necessary period to utilize the entire benefit for the deferred tax assets. We cannot presently estimate what, if any, changes to the valuation of our deferred tax assets may be deemed appropriate in the future. If we incur future losses, it may be necessary to record additional valuation allowance related to the deferred tax assets recognized as of September 30, 2026.

Liquidity and Capital Resources

For the nine months ended September 30, 2026, net cash provided by operating activities totaled approximately $10.1 million, compared with cash provided by operating activities of approximately $16.4 million for the same period of 2025. Cash provided by operating activities for the nine months ended September 30, 2026, was primarily related to net income of $9.7 million, an increase of $3.8 million in accounts payable, an increase of $0.8 million in deferred revenues, a decrease of $0.5 million in inventories, partially offset by an increase of $10.1 million in accounts receivable and a $0.1 million increase in other long-term other assets.

For the first nine months of 2026, we had net income of approximately $9.7 million, compared with net income of approximately $9.3 million for the same period of fiscal year 2025. Accounts receivable increased approximately $10.1 million during the nine months ended September 30, 2026, compared with an increase of approximately $0.2 million for the same period of fiscal year 2025, primarily due to the timing of customer collections in the first nine months of fiscal years 2026 and 2025.  Accounts payable for the nine months ended September 30, 2026, increased approximately $3.8 million, compared with an increase of approximately $4.5 million for the same period of fiscal year 2025, primarily due to the increased purchases of finished goods during the periods ended September 30, 2026, and 2025.  Accrued other expenses increased during the first nine months of 2026 by approximately $0.6 million, compared with a decrease of $1.3 million for the same period of fiscal year 2025.  The increase in accrued other expenses in the first nine months of 2026, was related to the reversal of the increase that occurred during the first nine months of 2025, related to contractual terms with our contract manufacturers.  Inventories decreased during the nine months ended September 30, 2026, by approximately $0.9 million, compared to an increase of approximately $0.9 million for the same period of fiscal year 2025. The decrease in inventories during the nine months ended September 30, 2026, was primarily attributed to a decrease in finished goods somewhat offset by an increase in raw materials and work in process inventory. The increase in inventories during the nine months ended September 30, 2025, was primarily attributed to an increase in finished goods somewhat offset by decreases in raw materials and work in process inventory.  Depreciation and amortization totaled approximately $2.2 million for the nine months ended September 30, 2026, compared with approximately $1.3 million for the same period of fiscal year 2025. The increase in depreciation and amortization for the nine months ended September 30, 2026 compared to the same period in 2025, was due to amortization of capitalized software and system integration costs. Depreciation and amortization costs are primarily related to manufacturing and engineering equipment and somewhat to software and integration cost amortization.

Net cash used in investing activities for the nine months ended September 30, 2026, totaled approximately $4.2 million, compared with approximately $2.4 million for the same period of fiscal year 2025. The net cash used in the nine-month period ended September 30, 2026, was attributed primarily to a $3.0 million convertible note investment and somewhat to purchases of engineering equipment and tooling, compared to cash used for the nine-month period ended September 30, 2025, which was primarily attributed to capitalized software and system implementation costs and the purchase of engineering and manufacturing related equipment.

For the nine months ended September 30, 2026, approximately $0.5 million was provided by financing activities, compared with cash provided by financing activities of approximately $0.4 million for the same period of fiscal year 2025.  Net cash provided by financing activities was primarily attributable to proceeds from the exercise of common stock options, somewhat offset by the repurchase of common stock in the first nine months of 2026.

Our cash and cash equivalents balance on September 30, 2026, was approximately $29.2 million. We believe these funds, combined with anticipated cash generated from operations and borrowing availability under our Fifth Third credit agreement, are sufficient to meet our working capital requirements for the foreseeable future. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, the impacts of tariffs, and other force majeure events, could result in volatility in the financial and capital markets and could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all. We also face other risks that could impact our business, liquidity, and financial condition.

On October 30, 2024, the Company's subsidiary, BK Technologies, Inc. entered into a Revolving Loan Commitment with Fifth Third Bank, National Association (“Fifth Third”) which was amended on October 30, 2025 (as amended, the “RLC”). The Fifth Third RLC provides for a revolving line of credit with a maximum commitment of $6.0 million, with an accordion feature, if certain conditions are met, for up to an additional $8.0 million of borrowing capacity, totaling a maximum commitment of $14.0 million. The RLC will mature on October 30, 2028. Each advance shall accrue interest on the outstanding principal amount thereof at a range of SOFR plus 1.75% to 2.25% per annum, based on certain total debt coverage ratios. Each advance may be prepaid at any time without penalty and the entire line of credit commitment may be permanently terminated by BK Technologies, Inc. at any time upon 10 days’ prior written notice to the lender without penalty. The Company has not utilized funding and there were no borrowings under the RLC agreement as of September 30, 2026, and as of the date of filing this report.

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

There were no changes to our critical accounting policies during the three months ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On December 21, 2021, the Company announced that the Board authorized a share repurchase program which permits the Company to purchase up to an aggregate of $5.0 million of its common shares. In November 2026, the Company's Board authorized an additional $5.0 million for repurchases of its common shares for a total aggregate of $10.0 million for purchases of its common shares. As of the filing date of this report, approximately $8.4 million remain available for stock repurchases.

Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The program does not have an expiration date. Any repurchases would be funded using cash on hand and cash from operations. The actual timing, manner, and number of shares repurchased under the program will be determined by management and the Board at their discretion and will depend on several factors, including the market price of the Company’s common shares, general market and economic conditions, alternative investment opportunities, and other business considerations in accordance with applicable securities laws and exchange rules. The authorization of the share repurchase program does not require BK Technologies to acquire any particular number of shares and repurchases may be suspended or terminated at any time at the Company’s discretion. The following table provides information about purchases made by us of our common stock for each month included in the third quarter of 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Still be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

July 1–31, 2026	—	—	—	$3,528,714
August 1–31, 2026	—	—	—	$3,528,714
September 1–30, 2026	—	—	—	$3,528,714

Quarter Ended September 30, 2026	—	$—	—	$3,528,714

Item 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed March 17, 2022)
Exhibit 3.1.2	Certificate of Change to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2023)
Exhibit 3.2	Bylaws (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed March 28, 2019)
Exhibit 10.1+	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2026)
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BK TECHNOLOGIES CORPORATION
(The “Registrant”)

Date: November 12, 2026	By:	/s/ John M. Suzuki
John M. Suzuki Chief Executive Officer (Principal executive officer and duly authorized officer)

Date: November 12, 2026	By:	/s/ Scott A. Malmanger
Scott A. Malmanger Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)